Form 10-Q
period 1999-03-31
CORPORATE EXECUTIVE BOARD CO
filed 1999-05-11
CIK 1066104

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  -----------
                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 1999.
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       Commission File Number: 000-24799
                                 -------------

                     THE CORPORATE EXECUTIVE BOARD COMPANY
            (Exact name of registrant as specified in its charter)

                       Delaware                      52-2056410
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)      Identification Number)

                      The Watergate
           600 New Hampshire Avenue, N.W.
                      Washington, DC                     20037
           (Address of principal executive offices)    (Zip Code)

                                (202) 777-5000
             (Registrant's telephone number, including area code)

                                Not applicable.
  (Former name, former address and former fiscal year, if changed, since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [_]     No [X]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes [_]     No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 7, 1999, the Company had outstanding 13,188,960 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                              INDEX TO FORM 10-Q

                                  -----------

PART I.   FINANCIAL INFORMATION

 ITEM 1.   Financial Statements.

    Condensed Balance Sheets at December 31, 1998 and
        March 31, 1999                                             3

    Condensed Statements of Income for the Three
        Months Ended March 31, 1998 and 1999                       4

    Condensed Statements of Cash Flows for the Three
        Months Ended March 31, 1998 and 1999                       5

    Notes to Condensed Financial Statements                        6

 ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                 9

 ITEM 3.   Quantitative and Qualitative Disclosures About
              Market Risk.                                        14


PART II.  OTHER INFORMATION

 ITEM 1.    Legal Proceedings.                                    15

 ITEM 2.    Changes in Securities.                                15

 ITEM 3.    Defaults Upon Senior Securities and Use of Proceeds.  15

 ITEM 4.    Submission of Matters to a Vote of Security Holders.  15

 ITEM 5.    Other Information.                                    15

 ITEM 6.    Exhibits and Reports on Form 8-K.                     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                           CONDENSED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                             December 31, 1998   March 31, 1999
                                                             ------------------  ---------------
     Assets                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                                             $12,232          $15,743
 Marketable securities                                                   3,872            6,663
 Receivables:
  Membership fees receivable, net                                       17,165           10,729
  Due from stockholder                                                   6,500               --
  Due from affiliate                                                       350               --
 Prepaid expenses and other current assets                                 383              386
 Deferred income taxes, net                                              1,438            6,895
 Deferred offering costs                                                 1,251               --
 Deferred incentive compensation                                         2,023            1,850
                                                                       -------          -------
          Total current assets                                          45,214           42,266
                                                                       -------          -------

Deferred income taxes, net                                                  --            1,303
Property and equipment, net                                              3,714            4,085
                                                                       -------          -------
          Total assets                                                 $48,928          $47,654
                                                                       =======          =======

          Liabilities and Stockholder's deficit

Current liabilities:
 Accounts payable and accrued liabilities                              $ 5,159          $ 6,198
 Accrued incentive compensation                                          2,661            2,317
 Due to affiliate                                                           --              637
 Stock option repurchase and special bonus plan liability                7,054            1,730
 Deferred revenues                                                      39,061           36,049
                                                                       -------          -------
          Total current liabilities                                     53,935           46,931
                                                                       -------          -------
Long-term stock option repurchase liability                              3,140            3,140
                                                                       -------          -------
          Total liabilities                                             57,075           50,071
                                                                       -------          -------

Stockholders' deficit:
 Preferred stock, par value $0.01; 5,000,000 shares
  authorized, no shares issued and outstanding                              --               --
 Common stock, par value $0.01; 100,000,000 shares
  authorized and 12,504,400 and 13,188,960 shares
  issued and outstanding as of December 31, 1998 and
  March 31, 1999, respectively                                             125              132
 Additional paid-in capital                                              2,646           (5,301)
 Deferred compensation                                                    (953)            (857)
 Retained earnings (deficit)                                            (9,965)           3,609
                                                                       -------          -------
          Total stockholders' deficit                                   (8,147)          (2,417)
                                                                       -------          -------
Total liabilities and stockholders' deficit                            $48,928          $47,654
                                                                       =======          =======

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                        CONDENSED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three months ended March 31,
                                                          1998            1999
                                                      -------------  --------------
Revenues                                                    $11,598        $15,703
 Cost of services                                             5,418          6,753
                                                            -------        -------
Gross profit                                                  6,180          8,950
                                                            -------        -------

Costs and expenses:
 Member relations and marketing                               2,598          3,403
 General and administrative                                   1,106          2,015
 Depreciation                                                   177            217
 Stock option restructuring and repurchase                      409             96
                                                            -------        -------
                                                              4,290          5,731
                                                            -------        -------

Income from operations                                        1,890          3,219

Interest income                                                 161            245
                                                            -------        -------

Income before provision (benefit) for income taxes            2,051          3,464

Provision (benefit) for income taxes                            204         (1,403)
                                                            -------        -------

Net income                                                  $ 1,847        $ 4,867
                                                            =======        =======

Earnings per share:
 Basic                                                        $0.15          $0.38
                                                            =======        =======
 Diluted                                                      $0.13          $0.31
                                                            =======        =======

Weighted average shares used in the calculation of
 earnings per share:
 Basic                                                       12,504         12,786
 Diluted                                                     14,117         15,472

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           Three months ended March 31,
                                                               1998            1999
                                                          --------------  --------------
Cash flows from operating activities:
Net income                                                      $ 1,847         $ 4,867
Adjustments to reconcile net income to net cash
 flows provided by operating activities:
  Depreciation                                                      177             217
  Provision for doubtful accounts                                   200               2
  Deferred income taxes                                             158          (1,911)
  Stock option restructuring and repurchase                         409              96
  Other non-cash items                                               --             (22)
  Changes in operating assets and liabilities:
   Membership fees receivable                                     9,600           6,434
   Prepaid expenses and other current assets                       (257)             (3)
   Deferred incentive compensation                                  (72)            173
   Deferred revenues                                             (3,563)         (3,012)
   Accounts payable and accrued liabilities                         392             799
   Accrued incentive compensation                                   161            (344)
                                                                -------         -------
     Net cash flows provided by operating
          activities                                              9,052           7,296
                                                                -------         -------

Cash flows from investing activities:
 Purchases of property and equipment                                 (6)           (344)
 Repayment of note receivable from stockholder                       --           6,500
 Purchases of marketable securities                                (206)         (2,770)
                                                                -------         -------

   Net cash provided by (used in) investing activities             (212)          3,386
                                                                -------         -------

Cash flows from financing activities:
 Change in payable to/due from affiliate                           (854)            987
 Distributions to stockholder                                    (1,070)         (4,000)
 Proceeds from the exercise of common
      stock options                                                  --             637
 Payment of offering costs                                           --            (911)
 Stock option repurchases and special bonus
      payment                                                    (2,389)         (3,884)
                                                                -------         -------
   Net cash used in financing activities                         (4,313)         (7,171)
                                                                -------         -------

Net increase in cash and cash equivalents                         4,527           3,511

Cash and cash equivalents, beginning of period                    8,963          12,232
                                                                -------         -------

Cash and cash equivalents, end of period                        $13,490         $15,743
                                                                =======         =======

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of operations

The Corporate Executive Board Company (the "Company") provides "best practices" research and analysis and executive education focusing on corporate strategy, operations and general management issues. The Company provides its research and education services to corporations on an annual subscription basis. For a fixed annual fee, members of each program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and on-line access to the Company's databases.

Note 2 - Interim condensed financial statements

The accompanying condensed unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes of the Company as reported in the Company's final prospectus filed with the SEC in February 1999 in accordance with Rule 424(b).

In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999, or any other period within calendar year 1999.

Note 3 - Initial public offering and recapitalization

The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). On February 23, 1999, 9,415,280 shares of common stock of the Company were sold in an initial public offering primarily by the sole stockholder (the "Offering"). The Company did not directly receive any of the proceeds from the sale of common stock by the sole stockholder pursuant to the Offering.

In addition, immediately prior to the Offering, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of Class A Stock and Class B Stock to 17,200 shares and 13,171,760 shares, respectively, and to authorize 100,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock, each with a par value of $0.01 per share. In addition, to facilitate the Offering, the Company effected a 17.2-for-1 stock split of the shares of Class A Stock and Class B Stock in the form of a stock dividend. The Class A Stock and Class B Stock were converted into Common Stock contemporaneously with the Offering. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to these events.

Note 4 - Change in tax status

The Company was an "S" corporation for Federal income tax purposes until immediately prior to the Offering. As an "S" corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on his individual Federal income tax return. However, as the District of Columbia does not recognize "S" corporation status, income taxes related to the District of Columbia have been provided for within the condensed financial statements. Just prior to the Offering, the Company terminated its "S" corporation status and is now subject to Federal and state taxes at prevailing corporate rates.

Note 5 - Earnings per share

Basic earnings per share was computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. The weighted average number of common share equivalents outstanding has been determined in accordance with the treasury-stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                       Three months ended March 31,
                                                           1998           1999
                                                       -------------  -------------
 Basic weighted average common shares outstanding         12,504,400     12,786,000
 Weighted average common share equivalents                 1,613,000      2,686,000
                                                          ----------     ----------

 Diluted weighted average common shares outstanding       14,117,400     15,472,000
                                                          ==========     ==========

Note 6 - Pro forma earnings per share

As discussed above, the Company terminated its "S" corporation status just prior to the Offering and is now subject to Federal and state taxes at prevailing corporate rates. Accordingly, the following analysis includes a pro forma provision of income taxes that would have been recorded if the Company had been a "C" corporation since January 1, 1998. The pro forma provision for income taxes is calculated using an effective income tax rate of 41.5%. A reconciliation of the pro forma basic and pro forma diluted earnings per share at March 31, 1998 and 1999 is as follows (in thousands, except per share amounts):

                                             Three months ended March 31,
                                                 1998           1999
                                             -------------  -------------
 Income before provision for income taxes           $2,051         $3,464
 Pro forma provision for income taxes                  851          1,438
                                                    ------         ------

 Pro forma net income                               $1,200         $2,026
                                                    ======         ======

 Pro forma earnings per share:
   Basic                                            $ 0.10         $ 0.16
                                                    ======         ======
   Diluted                                          $ 0.09         $ 0.13
                                                    ======         ======

Note 7 - Supplemental cash flows disclosures

Income taxes paid during the three months ended March 31, 1998 and 1999, amounted to $35,000 and $0, respectively.

In connection with the Offering, the Company recognized $5.1 million in stockholders' deficit for the tax effects of tax deductions for the exercise of nonqualified employee stock options in conjunction with the Offering. In addition, in connection with the Offering, the sole stockholder paid $1.4 million in shares of common stock to selected employees to satisfy a portion of the special bonus plan liability.

Note 8 - Financial statement reclassifications

Certain amounts in the condensed financial statements as of and for the three month period ended March 31, 1998 have been reclassified to conform to the presentation in the condensed financial statements as of and for the three month period ended March 31, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q of The Corporate Executive Board Company (the "Company") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the dependence on renewal of membership-based services, dependence on key personnel, the need to attract and retain qualified personnel, management of growth, new product development, competition, risks associated with anticipating market trends, industry consolidation, variability of quarterly operating results, possible volatility of stock price, and the year 2000. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.


Overview

     The Company provides "best practices" research and analysis and executive education focusing on corporate strategy, operations and general management issues. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides its research and analysis on an annual subscription basis to a membership of over 1,300 of the world's largest and most prestigious corporations. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and on-line access to the program's database.

     The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). On February 23, 1999, 9,415,280 shares of common stock of the Company were sold in an initial public offering primarily by the sole stockholder (the "Offering"). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Offering by the sole stockholder. However, the Company did receive cash from the exercise of nonqualified employee stock options in conjunction with the Offering. In addition, the sole stockholder used a portion of the proceeds of the offering to repay a promissory note made by the sole stockholder in favor of the Company.

     Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to the Company's subscription programs initially are recorded as deferred revenues and then recognized pro rata over the subscription contract term.

     One measure of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription membership revenues attributed to all subscription membership agreements in effect at a given point in time, including for 1999 an estimate of pending subscription membership renewals and an estimate of members who will discontinue their subscription membership prior to their annual renewal date in the subsequent year. The Company's experience is that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 35% from $48.1 million at March 31, 1998 to $64.9 million at March 31, 1999.

     The Company's operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of the Company's products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services.

Member relations and marketing expenses include the costs of acquiring new members and renewing existing members and also include compensation expenses (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions of the Company.

Results of operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                                           Three months ended March 31,
                                                               1998            1999
                                                          --------------  --------------
Revenues                                                            100%            100%
 Cost of services                                                    47              43
                                                                   ----            ----
Gross profit                                                         53              57
                                                                   ----            ----

Costs and expenses:
 Member relations and marketing                                      22              22
 General and administrative                                          10              13
 Depreciation                                                         1               1
 Stock option restructuring and repurchase                            4               1
                                                                   ----            ----
                                                                     37              37
                                                                   ----            ----

Income from operations                                               16              20
Interest income                                                       2               2
                                                                   ----            ----

Income before provision (benefit) for income taxes                   18              22
Provision (benefit) for income taxes                                  2              (9)
                                                                   ----            ----

Net income                                                           16%             31%
                                                                   ====            ====

Three months ended March 31, 1998 and March 31, 1999

     Revenues. Total revenues increased 35% from $11.6 million for the three months ended March 31, 1998 to $15.7 million for the three months ended March 31, 1999. The increase in revenues is primarily attributable to consistent renewal rates, increased sales of existing subscription programs and the introduction of two new subscription programs over the past nine months.

     Cost of services. Cost of services increased 25% from $5.4 million for the three months ended March 31, 1998 to $6.8 million for the three months ended March 31, 1999. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of two new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base across all programs. Cost of services decreased as a percentage of revenues from 47% for the three months ended March 31, 1998 to 43% for the three months ended March 31, 1999. This decrease is attributable to the fixed nature of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

     Member relations and marketing. Member relations and marketing costs increased 31% from $2.6 million for the three months ended March 31, 1998 to $3.4 million for the three months ended March 31, 1999. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although the Company has added member relations and marketing resources to increase revenues, member relations and marketing costs have remained consistent as a percentage of total revenues for the three months ended March 31, 1998 and 1999.

     General and administrative. General and administrative expenses increased 82% from $1.1 million for the three months ended March 31, 1998 to $2.0 million for the three months ended March 31, 1999. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support overall Company growth.

     Depreciation. Depreciation expense increased 23% from $177,000 for the three months ended March 31, 1998 to $217,000 for the three months ended March 31, 1999. The increase in depreciation expense was principally due to purchases of computer equipment, software and office furniture required to support organizational growth.

     Stock option restructuring and repurchase. The Company recognized $409,000 and $96,000 in compensation expense for the three months ended March 31, 1998 and 1999, respectively, related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of the employees of the Company participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized over the vesting period. The Company will continue to recognize compensation expense related to the substitution agreements in the years ending 1999 and 2000.

     Provision (benefit) for income taxes. The Company recorded a provision for income taxes of $204,000 and a benefit for income taxes of $1.4 million for the three months ended March 31, 1998 and 1999, respectively. During 1998 and to February 22, 1999, the Company was treated as an "S" corporation for Federal income tax purposes and recognized income taxes only related to the District of Columbia. However, just prior to the Offering, the Company terminated its "S" corporation status and is now subject to Federal and state taxes at prevailing corporate rates. The benefit for income taxes of $1.4 million for the three months ended March 31, 1999 is primarily the result of the impact of the termination of the "S" Corporation tax status just prior the Offering, which amounted to $3.0 million, offset by "S" corporation and "C" corporation current tax expense.


Liquidity and capital resources

     The Company has financed its operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has historically resulted in net positive cash flows provided by operating activities. The Company generated net cash flows from operating activities of $9.0 million and $7.3 million for the three months ended March 31, 1998 and 1999, respectively. For the three months ended March 31, 1999, operating cash flow was generated by revenues and related changes in the condensed balance sheet accounts. As of March 31, 1999, the Company had cash and cash equivalents and marketable securities of $22.4 million. Management expects that its current cash and cash equivalents and marketable securities balances and net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for the next twelve months.

     Net cash used by investing activities during the three months ended March 31, 1998 was $212,000 compared with net cash provided by investing activities during the three months ended March 31, 1999 of $3.4 million. Net cash provided by investing activities during the three months ended March 31, 1999, is attributed to the repayment of the $6.5 million note receivable from stockholder, offset by the additional investment in property and equipment and the purchase of marketable securities. In addition, the Company has certain commitments related to the relocation of its office facilities. The Company estimates that it will incur approximately $5.0 million in leasehold improvements and related costs for the new office facilities during 1999. The Company has incurred $1.4 million in leasehold improvements and related costs for the new office facilities during the three months ended March 31, 1999.

     Net cash used in financing activities during the three months ended March 31, 1998 and 1999 was $4.3 million and $7.2 million, respectively. Net cash used in financing activities during the three months ended March 31, 1999, was attributable to a distribution to the sole stockholder prior to Offering of $4.0 million and the payment of offering costs of $911,000. In addition, the Company entered into agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. The Company paid $2.9 million related to these agreements in the three months ended March 31, 1999 and is obligated to pay an addition $1.7 million in 1999, and an additional $3.1 million in 2000. The Company and the sole stockholder also agreed to pay a special bonus to selected employees of $2.4 million. The amount was paid at the date of Offering, 60%, or $1.4 million, in shares of common stock owned by the sole stockholder (valued for this purpose at the initial price offered to the public) and 40%, or $1.0 million, in cash by the Company. The total repurchase of stock options liability of $7.7 million and the total special bonus payment liability of $2.4 million were expensed prior to December 31, 1998.

     The Company has obtained a commitment for a $10.0 million, 12-month revolving line of credit from a commercial bank. Certain Company assets will secure borrowings under this line of credit. The Company has no explicit purpose for the line of credit and does not expect to utilize it over the
initial twelve-month term.   In addition, the Company has entered into a $1.3
million Letter of Credit Agreement with a commercial bank to provide a security deposit for the office space lease, expiring on June 23, 2003. The Company's cash, membership fees receivable and property and equipment collateralize the Letter of Credit Agreement.

     Since inception, the Company has recognized revenue ratably over the term of the related subscription membership, generally 12 months. The Securities and Exchange Commission ("SEC") has advised the Company that it is evaluating the accounting rules and interpretations covering revenue recognition of membership fees. Until the SEC staff issues these interpretative guidelines, it is unclear what impact, if any, they will have on the Company's current accounting policy. Any change could have a material effect on the manner in which the Company recognizes revenues.


Year 2000 compliance

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without consideration for the impact of the upcoming century change in the year 2000. If not corrected, applications that are not year 2000 compliant may fail or create erroneous results when processing year 2000 information. The Company is in the process of completing its analysis and assessment of the potential effects of the year 2000 century change and has begun efforts to identify, evaluate and implement changes to the Company's systems and applications necessary to achieve a year 2000 date conversion.

     The Company has audited all of its hardware systems and software applications. The Company has determined that all of its hardware systems are either currently compliant or have intermediate upgrades available from the manufacturer. The Company utilizes 409 distinct software programs in running its computer operations. Of these systems, the Company has classified 68 as mission-critical systems, defined as systems whose failure potentially could have a significant adverse effect on the Company's ability to conduct its business efficiently. These include end-user software applications, back-office systems and embedded software in computer hardware systems. Of the 68 mission-critical systems, five are custom software systems developed for the Company. Four of these five have been modified and tested to ensure their year 2000 compliance and the Company expects that the one remaining custom system will be brought into compliance by September 1999. The rest of the Company's software systems are commercial off-the-shelf packages ("COTS"). The Company's 63 mission-critical COTS programs currently are under review for year 2000 compliance. The Company has determined that 28 of the mission-critical COTS programs are fully compliant. The Company has made this determination by reviewing official year 2000 compliance statements published by the manufacturers of these programs and does not plan to conduct its own tests to verify such statements. Of the remaining applications, manufacturers have made available upgrades to bring the systems into compliance. The Company has scheduled upgrades for each of these programs to be completed before September 1999. The non-information technology systems developed internally by the Company are not sensitive to year 2000 issues.

     The Company estimates the cost to complete the conversion to be $220,000. The Company expects to be year 2000 compliant by September 1999. The costs of the year 2000 conversion and the date on which the Company plans to complete the project are based upon management's best estimates, which are derived on the basis of numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially.

     Vendors or other third parties that could affect the Company's operations include suppliers of utility services, travel and hotel services, office supply vendors, equipment and technology vendors and mail, telephone, Internet and other communication services. Each of the Company's department directors has been instructed to communicate with their major suppliers with respect to such vendors' year 2000 compliance status. All of the Company's departments have been directed to make arrangements with an alternative vendor if it appears that the current vendor will not achieve compliance by the year 2000. There can be no guarantee, however, that the systems of the Company's major vendors, including providers of public utilities, will be timely converted, or that a failure to convert by another company or organization, or a conversion that is incompatible with the Company's systems, would not have an adverse effect on the Company.

     Although the Company anticipates that minimal business disruptions will occur as a result of year 2000 issues, possible consequences include loss of communications with members, inability to conduct marketing efforts and on-site seminars as a result of travel and communications disruptions, delay in the production and distribution of studies and reports, inability to conduct research and surveys, and disruption of similar normal business activities. The Company believes that the conversion and modification efforts by the Company and its vendors will mitigate the risks associated with year 2000 issues. If, however, the Company or its essential vendors do not complete the necessary modifications or conversions in a timely manner or if such modifications or conversions fail to achieve the proper results, the Company's operations may be adversely effected.

     The Company does not intend to develop any contingency plans to address possible failures by the Company or its vendors to be year 2000 compliant with respect to information technology systems. The Company does not believe that such contingency plans are required because it believes that the Company and its information technology suppliers will be year 2000 compliant before January 2000. The Company currently does not have any contingency plans to address possible failures by its vendors to be year 2000 compliant with respect to non-information technology systems, but expects to develop such plans by September 1999.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

 The Company is exposed to interest rate risk primarily through its portfolio of cash and cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Such a portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. The Company does not presently use derivative financial instruments to adjust the portfolio risk or income profile.

PART II.  OTHER INFORMATION

 ITEM 1.  Legal Proceedings.

  The Company is not currently a party to any material legal proceedings.

 ITEM 2.  Change in Securities.

  Not applicable.

 ITEM 3. Defaults Upon Senior Securities and Use of Proceeds.

  Not applicable.

 ITEM 4. Submission of Matters to a Vote of Security Holders.

  Not applicable.

 ITEM 5.  Other Information.

  Not applicable.

 ITEM 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits - Exhibit 27.0 Financial Data Schedule.

  (b) Reports on Form 8-K:

      On March 3, 1999, the Company filed a Current Report on Form 8-K which reported that on February 26, 1999, the Company filed with the Secretary of State of the State of Delaware Certificate of Retirement of the Class A Voting Common Stock and the Class B Non-Voting Common Stock of The Corporate Executive Board Company, pursuant to which the Class A Voting Common Stock and the Class B Non-Voting Common Stock of the Company were retired and no shares thereof will be issued.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson
--------------------------------------
Clay M. Whitson
Chief Financial Officer

Date:  May 11, 1999