Form 10-Q
period 1999-06-30
CORPORATE EXECUTIVE BOARD CO
filed 1999-08-12
CIK 1066104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------
                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 1999.
                                       or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.

                       Commission File Number: 000-24799
                                 -------------

                     THE CORPORATE EXECUTIVE BOARD COMPANY
             (Exact name of registrant as specified in its charter)

         Delaware                                      52-2056410
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

    2000 Pennsylvania Avenue, N.W.
          Washington, DC                                  20006
(Address of principal executive offices)                 (Zip Code)

                                 (202) 777-5000
              (Registrant's telephone number, including area code)

                                 The Watergate
                         600 New Hampshire Avenue, N.W.
                             Washington, DC  20037
  (Former name, former address and former fiscal year, if changed, since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [  ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes [  ]     No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 6, 1999, The Corporate Executive Board Company had outstanding 13,188,960 shares of Common Stock, par value $0.01 per share.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                               INDEX TO FORM 10-Q

                                  -----------

PART I.   FINANCIAL INFORMATION

 ITEM 1.   Financial Statements.
    Condensed Balance Sheets at June 30, 1999 and
      December 31, 1998                                                  3

    Condensed Statements of Income for the Three
      and Six Months Ended June 30, 1999 and 1998                        4

    Condensed Statements of Cash Flows for the Six
      Months Ended June 30, 1999 and 1998                                5
 .
    Notes to Condensed Financial Statements                              6

 ITEM 2.   Management's Discussion and Analysis of Financial
    Condition and Results of Operations.                                 9

 ITEM 3.   Quantitative and Qualitative Disclosures About
           Market Risk.                                                 15


PART II.  OTHER INFORMATION

 ITEM 1.    Legal Proceedings.                                          16

 ITEM 2.    Changes in Securities.                                      16

 ITEM 3.    Defaults Upon Senior Securities and Use of Proceeds.        16

 ITEM 4.    Submission of Matters to a Vote of Security Holders.        16

 ITEM 5.    Other Information.                                          16

 ITEM 6.    Exhibits and Reports on Form 8-K.                           16

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                             June 30, 1999   December 31, 1998
                                                             --------------  ------------------
                    Assets                                     (Unaudited)
Current assets:
 Cash and cash equivalents                                         $ 6,807             $12,232
 Marketable securities                                                 200               3,872
 Receivables:
  Membership fees receivable, net                                   10,980              17,165
  Due from stockholder                                                  --               6,500
  Due from affiliate                                                    --                 350
 Prepaid expenses and other current assets                             516                 383
 Deferred income taxes, net                                          5,460               1,438
 Deferred offering costs                                                --               1,251
 Deferred incentive compensation                                     1,781               2,023
                                                                   -------             -------
          Total current assets                                      25,744              45,214
                                                                   -------             -------

Marketable securities                                               13,581                  --
Deferred income taxes, net                                           1,303                  --
Property and equipment, net                                          6,489               3,714
                                                                   -------             -------
          Total assets                                             $47,117             $48,928
                                                                   =======             =======

          Liabilities and Stockholders' deficit
Current liabilities:
 Accounts payable and accrued liabilities                          $ 5,868             $ 5,159
 Accrued incentive compensation                                      2,177               2,661
 Due to affiliate                                                      745                  --
 Stock option repurchase and special bonus plan liability            1,730               7,054
 Deferred revenues                                                  33,757              39,061
                                                                   -------             -------
          Total current liabilities                                 44,277              53,935
                                                                   -------             -------

Long-term stock option repurchase liability                          3,140               3,140
                                                                   -------             -------
          Total liabilities                                         47,417              57,075
                                                                   -------             -------

Stockholders' deficit:
 Preferred stock, par value $0.01; 5,000,000 shares
  authorized, no shares issued and outstanding                          --                  --
 Common stock, par value $0.01; 100,000,000 shares
  authorized and 13,188,960 and 12,504,400 shares
  issued and outstanding as of June 30, 1999 and
  December 31, 1998, respectively                                      132                 125
 Additional paid-in capital                                         (5,301)              2,646
 Deferred compensation                                                (761)               (953)
 Unrealized losses on available-for-sale securities                   (310)                 --
 Retained earnings (deficit)                                         5,940              (9,965)
                                                                   -------             -------
          Total stockholders' deficit                                 (300)             (8,147)
                                                                   -------             -------
Total liabilities and stockholders' deficit                        $47,117             $48,928
                                                                   =======             =======

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three months ended  Six months ended
                                                           June 30,           June 30,
                                                        1999      1998     1999     1998
                                                      --------  --------  -------  -------

Revenues                                               $16,700   $12,909  $32,403  $24,507
 Cost of services                                        6,748     6,238   13,501   11,656
                                                       -------   -------  -------  -------
Gross profit                                             9,952     6,671   18,902   12,851
                                                       -------   -------  -------  -------

Costs and expenses:
 Member relations and marketing                          3,778     2,989    7,181    5,587
 General and administrative                              2,126     1,461    4,141    2,567
 Depreciation                                              263       160      480      337
 Stock option restructuring and repurchase                  96       359      191      768
                                                       -------   -------  -------  -------
                                                         6,263     4,969   11,993    9,259
                                                       -------   -------  -------  -------

Income from operations                                   3,689     1,702    6,909    3,592

Interest income                                            298       149      543      310
                                                       -------   -------  -------  -------

Income before provision for income taxes                 3,987     1,851    7,452    3,902

Provision for income taxes                               1,655       170      252      374
                                                       -------   -------  -------  -------

Net income                                             $ 2,332   $ 1,681  $ 7,200  $ 3,528
                                                       =======   =======  =======  =======

Earnings per share:
 Basic                                                   $0.18     $0.13    $0.55    $0.28
                                                       =======   =======  =======  =======
 Diluted                                                 $0.15     $0.11    $0.46    $0.24
                                                       =======   =======  =======  =======

Weighted average shares used in the calculation of
  earnings per share:
 Basic                                                  13,189    12,504   12,989   12,504
 Diluted                                                15,954    14,836   15,738   14,625




           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                    Six months ended June 30,
                                                       1999           1998
                                                   -------------  ------------
Cash flows from operating activities:
Net income                                             $  7,200      $  3,528
Adjustments to reconcile net income to net cash
 flows provided by operating activities:
  Depreciation                                              480           337
  Deferred income taxes                                    (256)          198
  Amortization of deferred compensation                     191           312
  Stock option restructuring and repurchase                  --           456
  Changes in operating assets and liabilities:
   Membership fees receivable, net                        6,185         9,630
   Prepaid expenses and other current assets               (133)         (558)
   Deferred incentive compensation                          242          (188)
   Deferred revenues                                     (5,304)       (5,251)
   Accounts payable and accrued liabilities               1,143           490
   Accrued incentive compensation                          (484)         (545)
                                                       --------      --------
     Net cash flows provided by operating
          activities                                      9,264         8,409
                                                       --------      --------

Cash flows from investing activities:
 Purchases of property and equipment                     (3,012)          (37)
 Repayment of note receivable from stockholder            6,500            --
 Purchases of marketable securities                     (10,436)         (206)
                                                       --------      --------

   Net cash used in investing activities                 (6,948)         (243)
                                                       --------      --------

Cash flows from financing activities:
 Change in payable to/due from affiliate                  1,095        (1,297)
 Distributions to stockholder                            (4,000)       (6,820)
 Proceeds from the exercise of common
      stock options                                         637            --
 Payment of offering costs                               (1,589)           --
 Stock option repurchases                                (3,884)       (2,389)
                                                       --------      --------
   Net cash used in financing activities                 (7,741)      (10,506)
                                                       --------      --------

Net decrease in cash and cash equivalents                (5,425)       (2,340)

Cash and cash equivalents, beginning of period           12,232         8,963
                                                       --------      --------

Cash and cash equivalents, end of period               $  6,807      $  6,623
                                                       ========      ========

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of operations

The Corporate Executive Board Company (the "Company") provides "best practices" research and analysis and executive education focusing on corporate strategy, operations and general management issues. The Company provides its research and education services to corporations on an annual subscription basis. For a fixed fee, members of each program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and on-line access to the Company's databases.

Note 2 - Initial public offering and recapitalization

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

In addition, immediately prior to the Offering, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of Class A Stock and Class B Stock to 17,200 shares and 13,171,760 shares, respectively, and to authorize 100,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock, each with a par value of $0.01 per share. In addition, to facilitate the Offering, the Company effected a 17.2-for-1 stock split of the shares of Class A Stock and Class B Stock in the form of a stock dividend. The Class A Stock and the Class B Stock were converted into Common Stock contemporaneously with the Offering. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to these events.

Note 3 - Interim condensed financial statements

The accompanying condensed unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes of the Company as reported in the Company's final prospectus filed with the SEC in February 1999 in accordance with Rule 424(b).

In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed unaudited financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999, or any other period within calendar year 1999.

Note 4 - Investments

As of June 30, 1999, the Company's marketable securities consisted of municipal and corporate bonds. Effective January 1, 1999, the Company classified its debt securities as available-for-sale securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficit, net of applicable taxes, until realized. Prior to January 1, 1999, the Company classified its debt securities as trading securities. The unrealized holding gains and losses at the date the debt securities were transferred to the available-for-sale classification from the trading classification, have already been recognized into earnings and will not be reversed.

Note 5 - Change in tax status

The Company was an "S" corporation for Federal income tax purposes until immediately prior to the Offering. As an "S" corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on the sole stockholder's Federal income tax return. However, as the District of Columbia does not recognize "S" corporation status, income taxes related to the District of Columbia have been provided for within the condensed financial statements. Just prior to the Offering, the Company terminated its "S" corporation status and is now subject to Federal and state taxes at prevailing corporate rates.

Note 6 - Earnings per share

Basic earnings per share was computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. The number of weighted average common share equivalents outstanding has been determined in accordance with the treasury-stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                      Three months ended       Six months ended
                                           June 30,                June 30,
                                       1999        1998        1999        1998
                                    ----------  ----------  ----------  ----------

 Basic weighted average common
      shares outstanding            13,188,960  12,504,400  12,989,000  12,504,400
 Weighted average common share
      equivalents                    2,765,441   2,331,615   2,748,729   2,120,359
                                    ----------  ----------  ----------  ----------

 Diluted weighted average common
      shares outstanding            15,954,401  14,836,015  15,737,729  14,624,759
                                    ==========  ==========  ==========  ==========

Note 7 - Pro-forma earnings per share

As discussed above, the Company terminated its "S" corporation status just prior to the Offering and is now subject to Federal and state taxes at prevailing corporate rates. Accordingly, the following analysis includes a pro-forma provision of income taxes that would have been recorded if the Company had been a "C" corporation since January 1, 1998. The pro-forma provision for income taxes is calculated using an effective income tax rate of 41.5%. A reconciliation of the pro-forma basic and pro-forma diluted earnings per share for the three and six months ending June 30, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                             Three months ended  Six months ended
                                                  June 30,           June 30,
                                               1999      1998     1999     1998
                                             --------  --------  -------  -------

 Income before provision for income taxes      $3,987    $1,851   $7,452   $3,902
 Pro-forma provision for income taxes           1,655       768    3,093    1,619
                                               ------    ------   ------   ------

 Pro-forma net income                          $2,332    $1,083   $4,359   $2,283
                                               ======    ======   ======   ======

 Pro-forma earnings per share:
   Basic                                       $ 0.18    $ 0.09   $ 0.34   $ 0.18
                                               ======    ======   ======   ======
   Diluted                                     $ 0.15    $ 0.07   $ 0.28   $ 0.16
                                               ======    ======   ======   ======


Note 8 - Comprehensive income

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. For the three and six months ending June 30, 1999, other comprehensive loss, net of tax, consists solely of unrealized losses on available-for-sale securities. Comprehensive income for the three and six months ended June 30, 1999 is $2.0 million and $6.9 million, respectively. There was no difference between net income and comprehensive income for the three and six months ended June 30, 1998.


Note 9 - Supplemental cash flows disclosures

Income taxes paid during the six months ended June 30, 1999 and 1998, amounted to $260,000, and $350,000, respectively.

In connection with the Offering, the Company recognized $5.1 million in stockholders' deficit for the tax effects of tax deductions for the exercise of non-qualified employee stock options in conjunction with the Offering. In addition, in connection with the Offering, the sole stockholder paid $1.4 million in shares of common stock to selected employees to satisfy a portion of the special bonus plan liability.


Note 10  Financial statement reclassifications

Certain amounts in the condensed financial statements as of and for the three and six month period ended June 30, 1998 have been reclassified to conform to the presentation in the condensed financial statements as of and for the three and six month period ended June 30, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q of The Corporate Executive Board Company (the "Company") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the dependence on the renewal of membership-based services, dependence on key personnel, the need to attract and retain qualified personnel, management of growth, new product development, competition, risks associated with anticipating market trends, industry consolidation, variability of quarterly operating results, possible volatility of stock price, and the year 2000. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.


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

     The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). On February 23, 1999, 9,415,280 shares of common stock of the Company were sold in an initial public offering primarily by the sole stockholder (the "Offering"). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Offering. However, the Company did receive cash from the exercise of non-qualified employee stock options in conjunction with the Offering. In addition, the sole stockholder used a portion of the proceeds of the Offering to repay a promissory note made by the sole stockholder in favor of the Company.

     Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to the Company's subscription programs initially are recorded as deferred revenues and then recognized pro rata over the subscription contract term.

     One measure of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription membership revenues attributed to all subscription membership agreements in effect at a given point in time, including for 1999 an estimate of pending subscription membership renewals and an estimate of members who will discontinue their subscription membership prior to their annual renewal date in the subsequent year. The Company's experience is that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 31% to $69.0 million at June 30, 1999 from $52.6 million at June 30, 1998.

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


Results of operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                               Three months ended    Six months ended
                                                    June 30,             June 30,
                                                1999       1998       1999      1998
                                              ---------  ---------  --------  --------

Revenues                                           100%       100%      100%      100%
 Cost of services                                   40         48        42        48
                                                  ----       ----      ----      ----
Gross profit                                        60         52        58        52
                                                  ----       ----      ----      ----

Costs and expenses:
 Member relations and marketing                     23         23        22        23
 General and administrative                         13         11        13        10
 Depreciation                                        2          2         1         1
 Stock option restructuring and repurchase          --          3         1         3
                                                  ----       ----      ----      ----
                                                    38         39        37        37
                                                  ----       ----      ----      ----

Income from operations                              22         13        21        15

Interest income                                      2          1         2         1
                                                  ----       ----      ----      ----

Income before provision for income taxes            24         14        23        16
Provision for income taxes                          10          1         1         2
                                                  ----       ----      ----      ----

Net income                                          14%        13%       22%       14%
                                                  ====       ====      ====      ====


Three months and six months ended June 30, 1999 and June 30, 1998

     Revenues. Total revenues increased 29% to $16.7 million for the three months ended June 30, 1999 from $12.9 million for the three months ended June 30, 1998. Total revenues increased 32% to $32.4 million for the six months ended June 30, 1999 from $24.5 million for the six months ended June 30, 1998. The increase in revenues is primarily attributable to consistent renewal rates, increased sales of existing subscription programs and the introduction of two new subscription programs over the past twelve months.

     Cost of services. Cost of services increased 8% to $6.7 million for the three months ended June 30, 1999 from $6.2 million for the three months ended June 30, 1998. Cost of services increased 16% to $13.5 million for the six months ended June 30, 1999 from $11.7 million for the six months ended June 30, 1998. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of two new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base across all programs. Cost of services as a percentage of revenues decreased to 40% for the three months ended June 30, 1999 from 48% for the three months ended June 30, 1998. Cost of services as a percentage of revenues decreased to 42% for the six months ended June 30, 1999 from 48% for the six months ended June 30, 1998. This decrease is attributable to the fixed nature of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

     Member relations and marketing. Member relations and marketing costs increased 26% to $3.8 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. Member relations and marketing costs increased 29% to $7.2 million for the six months ended June 30, 1999 from $5.6 million for the six months ended June 30, 1998. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although the Company has added member relations and marketing resources to increase revenues, member relations and marketing costs have remained consistent as a percentage of total revenues for the three and six months ended June 30, 1999 and 1998.

     General and administrative. General and administrative expenses increased 46% to $2.1 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998. General and administrative expenses increased 61% to $4.1 million for the six months ended June 30, 1999 from $2.6 million for the six months ended June 30, 1998. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support overall Company growth.

     Depreciation. Depreciation expense increased 64% to $263,000 for the three months ended June 30, 1999 from $160,000 for the three months ended June 30, 1998. Depreciation expense increased 42% to $480,000 for the six months ended June 30, 1999 from $337,000 for the six months ended June 30, 1998. The increase in depreciation expense was due to purchases of computer and telephone equipment, software and office furniture for the new office facilities and to support organizational growth.

     Stock option restructuring and repurchase. The Company recognized $96,000 and $359,000 in compensation expense for the three months ended June 30, 1999 and 1998, respectively, related to stock option agreements in existence at the time of the Spin-off. The Company recognized $191,000 and $768,000 in compensation expense for the six months ended June 30, 1999 and 1998, respectively, related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of the employees of the Company participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized over the vesting period. The Company will continue to recognize compensation expense related to the substitution agreements in the years ending 1999, 2000, and 2001.

     Provision for income taxes. The Company recorded a provision for income taxes of $1.7 million and $170,000 for the three months ended June 30, 1999 and 1998, respectively. The Company recorded a provision for income taxes of $252,000 and $374,000 for the six months ended June 30, 1999 and 1998, respectively. During 1998 and to February 22, 1999, the Company was treated as an "S" Corporation for Federal income tax purposes and recognized income taxes only related to the District of Columbia. However, just prior to the Offering, the Company terminated its "S" Corporation status and is now subject to Federal and state income taxes at prevailing corporate rates. In conjunction with the termination of "S" Corporation status, the Company recorded a benefit for income taxes of approximately $3.0 million. Subsequent to the Offering, the provision for income taxes was recorded based on an effective rate of 41.5%.

     Gross profit trend. Historically, the gross profit percentage (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the delivery of best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross profit percentage for the three and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ended December 31, 1999, or any other period within calendar year 1999.

Liquidity and capital resources

     The Company has financed its operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has resulted historically in net positive cash flows provided by operating activities. The Company generated net cash flows from operating activities of $9.3 million and $8.4 million for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, operating cash flow was generated by increased revenues and related changes in the condensed balance sheet accounts. As of June 30, 1999, the Company had cash and cash equivalents and marketable securities of $20.6 million. Management expects that its current cash and cash equivalents and marketable securities balances and net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for the next twelve months.

     Net cash used by investing activities during the six months ended June 30, 1999 and 1998 was $6.9 million and $243,000 respectively. Net cash used by investing activities during the six months ended June 30, 1999, is attributed to the additional investment in property and equipment and the purchase of marketable securities offset by the repayment of a note receivable from the Company's previous sole stockholder. The Company estimates that it will incur approximately $5.0 million in leasehold improvements and related costs for its new office facilities during 1999. The Company has incurred approximately $3.0 million of leasehold improvements and related costs for the new office facilities during the six months ended June 30, 1999.

          Net cash used in financing activities during the six months ended June 30, 1999 and 1998 was $7.7 million and $10.5 million, respectively. Net cash used in financing activities during the six months ended June 30, 1999, was attributable to agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. The Company paid $2.9 million related to these agreements in the six months ended June 30, 1999 and is obligated to pay an addition $1.7 million in 1999, and an additional $3.1 million in 2000. The Company and the sole stockholder also agreed to pay a special bonus to selected employees of $2.4 million. The amount was paid at the date of Offering, 60%, or $1.4 million, in shares of common stock owned by the sole stockholder (valued for this purpose at the initial price offered to the public) and 40%, or $1.0 million, in cash by the Company. The total repurchase of stock options liability of $7.7 million and the total special bonus payment liability of $2.4 million were expensed prior to December 31, 1998.

     The Company has obtained a commitment for a $10.0 million, 12-month revolving line of credit from a commercial bank. Certain Company assets will secure borrowings under this line of credit. In addition, the Company has entered into a $1.3 million Letter of Credit Agreement with a commercial bank to provide a security deposit for the office space lease, expiring on June 23, 2003. Certain Company assets collateralize the Letter of Credit Agreement.

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

Year 2000 compliance

          Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without consideration for the impact of the upcoming century change in the year 2000. If not corrected, applications that are not year 2000 compliant may fail or create erroneous results when processing year 2000 information. The Company is in the process of completing its analysis and assessment of the potential effects of the year 2000-century change and has begun efforts to identify, evaluate and implement changes to the Company's systems and applications necessary to achieve a year 2000-date conversion.

          The Company has audited all of its hardware systems and software applications. The Company has determined that all of its hardware systems are either currently compliant or have intermediate upgrades available from the manufacturer. The Company utilizes 409 distinct software programs in running its computer operations. Of these systems, the Company has classified 68 as mission-critical systems, defined as systems whose failure potentially could have a significant adverse effect on the Company's ability to conduct its business efficiently. These include end-user software applications, back-office systems and embedded software in computer hardware systems. Of the 68 mission-critical systems, five are custom software systems developed for the Company, all of which have been modified and tested to ensure their year 2000 compliance. The rest of the Company's software systems are commercial off-the-shelf packages ("COTS"). The Company's 63 mission-critical COTS programs currently are under review for year 2000 compliance. The Company has determined that 48 of the mission-critical COTS programs are fully compliant. The Company has made this determination by reviewing official year 2000 compliance statements published by the manufacturers of these programs and does not plan to conduct its own tests to verify such statements. Of the remaining applications, manufacturers have made available upgrades to bring the systems into compliance. The Company has scheduled upgrades for each of these programs to be completed by the end of September 1999. The non-information technology systems developed internally by the Company are not sensitive to year 2000 issues.

          The Company estimates the cost to complete the conversion to be $220,000. The Company expects to be year 2000 compliant by the end of September 1999. The costs of the year 2000 conversion and the date on which the Company plans to complete the project are based upon management's best estimates, which are derived on the basis of numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially.

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

     The Company does not intend to develop any contingency plans to address possible failures by the Company or its vendors to be year 2000 compliant with respect to information technology systems. The Company does not believe that such contingency plans are required because it believes that the Company and its information technology suppliers will be year 2000 compliant before January 2000. The Company currently does not have any contingency plans to address possible failures by its vendors to be year 2000 compliant with respect to non-information technology systems, but expects to develop such plans by the end of September 1999.

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

  (b) Reports on Form 8-K: Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson
--------------------------------------
Clay M. Whitson
Chief Financial Officer

Date:  August 10, 1999