Form 10-Q
period 1999-09-30
CORPORATE EXECUTIVE BOARD CO
filed 1999-11-12
CIK 1066104

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  -----------
                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1999.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of November 5, 1999, The Corporate Executive Board Company had outstanding 13,569,960 shares of Common Stock, par value $0.01 per share.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                              INDEX TO FORM 10-Q

                                  -----------


PART I.   FINANCIAL INFORMATION

 ITEM 1.   Financial Statements.

   Condensed Balance Sheets at September 30, 1999 and
      December 31, 1998                                               3

   Condensed Statements of Income for the Three
      and Nine Months Ended September 30, 1999 and 1998               4

   Condensed Statements of Cash Flows for the Nine
      Months Ended September 30, 1999 and 1998                        5

   Notes to Condensed Financial Statements                            6

 ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                    9

 ITEM 3.   Quantitative and Qualitative Disclosures About
              Market Risk.                                           15


PART II.  OTHER INFORMATION

 ITEM 1.    Legal Proceedings.                                       16

 ITEM 2.    Changes in Securities.                                   16

 ITEM 3.    Defaults Upon Senior Securities and Use of Proceeds.     16

 ITEM 4.    Submission of Matters to a Vote of Security Holders.     16

 ITEM 5.    Other Information.                                       16

 ITEM 6.    Exhibits and Reports on Form 8-K.                        16

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                           CONDENSED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                            September 30, 1999           December 31, 1998
                                                            -------------------          ------------------
                                                                 (Unaudited)
          Assets
Current assets:
 Cash and cash equivalents                                              $ 8,834                     $12,232
 Marketable securities                                                       --                       3,872
 Receivables:
  Membership fees receivable, net                                        14,887                      17,165
  Due from stockholder                                                       --                       6,500
  Due from affiliate                                                         --                         350
 Prepaid expenses and other current assets                                  850                         383
 Deferred income taxes, net                                               8,622                       1,438
 Deferred offering costs                                                     --                       1,251
 Deferred incentive compensation                                          1,896                       2,023
                                                                        -------                     -------
          Total current assets                                           35,089                      45,214
                                                                        -------                     -------

Marketable securities                                                    13,541                          --
Deferred income taxes, net                                                1,303                          --
Property and equipment, net                                               7,666                       3,714
                                                                        -------                     -------
          Total assets                                                  $57,599                     $48,928
                                                                        =======                     =======

          Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Accounts payable and accrued liabilities                               $ 7,299                     $ 5,159
 Accrued incentive compensation                                           2,365                       2,661
 Due to affiliate                                                           348                          --
 Stock option repurchase and special bonus plan liability                 1,730                       7,054
 Deferred revenues                                                       34,930                      39,061
                                                                        -------                     -------
          Total current liabilities                                      46,672                      53,935
                                                                        -------                     -------

Long-term stock option repurchase liability                               3,140                       3,140
                                                                        -------                     -------
          Total liabilities                                              49,812                      57,075
                                                                        -------                     -------

Stockholders' equity (deficit):
 Preferred stock, par value $0.01; 5,000,000 shares
  authorized, no shares issued and outstanding                               --                          --
 Common stock, par value $0.01; 100,000,000 shares
  authorized and 13,569,960 and 12,504,400 shares
  issued and outstanding as of September 30, 1999 and
  December 31, 1998, respectively                                           136                         125
 Additional paid-in-capital                                                  22                       2,646
 Deferred compensation                                                     (665)                       (953)
 Unrealized losses on available-for-sale securities                        (509)                         --
 Retained earnings (deficit)                                              8,803                      (9,965)
                                                                        -------                     -------
          Total stockholders' equity (deficit)                            7,787                      (8,147)
                                                                        -------                     -------
Total liabilities and stockholders' equity (deficit)                    $57,599                     $48,928
                                                                        =======                     =======

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                        CONDENSED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                      Three months ended   Nine months ended
                                                         September 30,       September 30,
                                                        1999      1998       1999     1998
                                                        ----      ----       ----     ----

Revenues                                               $18,414   $13,732    $50,817  $38,239
  Cost of services                                       7,090     6,238     20,591   17,894
                                                       -------   -------    -------  -------
Gross profit                                            11,324     7,494     30,226   20,345
                                                       -------   -------    -------  -------

Costs and expenses:
  Member relations and marketing                         4,075     2,934     11,256    8,521
  General and administrative                             2,256     2,338      6,397    4,906
  Depreciation                                             345       166        825      502
  Stock option restructuring and repurchase                 96       390        288    1,158
                                                       -------   -------    -------  -------
                                                         6,772     5,828     18,766   15,087
                                                       -------   -------    -------  -------

Income from operations                                   4,552     1,666     11,460    5,258

Interest income                                            259       266        802      575
                                                       -------   -------    -------  -------

Income before provision for income taxes                 4,811     1,932     12,262    5,833

Provision for income taxes                               1,948       219      2,200      590
                                                       -------   -------    -------  -------

Net income                                             $ 2,863   $ 1,713    $10,062  $ 5,243
                                                       =======   =======    =======  =======

Earnings per share:
  Basic                                                $  0.21   $  0.14    $  0.77  $  0.42
                                                       =======   =======    =======  =======
  Diluted                                              $  0.18   $  0.11    $  0.63  $  0.35
                                                       =======   =======    =======  =======

Weighted average shares used in the calculation of
  earnings per share:
  Basic                                                 13,340    12,504     13,106   12,504
  Diluted                                               16,207    15,034     15,940   14,808

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                         Nine months ended September 30,
                                                              1999              1998
                                                              ----              ----
Cash flows from operating activities:
Net income                                                     $ 10,062          $  5,243
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
    Depreciation                                                    825               502
    Deferred income taxes                                         1,692               142
    Loss on disposal of asset                                        19                --
    Stock option restructuring and repurchase                       288             1,158
    Changes in operating assets and liabilities:
     Membership fees receivable, net                              2,278             8,672
     Prepaid expenses and other current assets                     (467)           (1,542)
     Deferred incentive compensation                                127              (199)
     Deferred revenues                                           (4,131)           (7,416)
     Accounts payable and accrued liabilities                     2,620             1,241
     Accrued incentive compensation                                (296)             (246)
                                                               --------          --------
          Net cash flows provided by operating
            activities                                           13,017             7,555
                                                               --------          --------

Cash flows from investing activities:
     (Purchases) disposal of property and equipment, net         (4,555)             (517)
     Repayment of note receivable from stockholder                6,500                --
     (Purchases) sales of marketable securities, net            (10,524)              313
                                                               --------          --------

         Net cash flows used in investing activities             (8,579)             (204)
                                                               --------          --------

Cash flows from financing activities:
     Change in payable to/due from affiliate                        698            (1,291)
     Distributions to stockholder                                (4,000)           (6,869)
     Proceeds from the exercise of common
       stock options                                                991                --
     Payment of offering costs                                   (1,641)               --
     Stock option repurchases                                    (3,884)           (2,389)
                                                               --------          --------
         Net cash flows used in financing activities             (7,836)          (10,549)
                                                               --------          --------

Net decrease in cash and cash equivalents                        (3,398)           (3,198)

Cash and cash equivalents, beginning of period                   12,232             8,937
                                                               --------          --------

Cash and cash equivalents, end of period                       $  8,834          $  5,739
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

Note 3 - Condensed financial statements

The accompanying interim condensed unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these interim condensed unaudited financial statements be read in conjunction with the financial statements and related notes of the Company as reported in the Company's final prospectus filed with the SEC in February 1999 in accordance with Rule 424(b).

In the opinion of management all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim condensed unaudited financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The interim condensed unaudited results of operations for the three and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ended December 31, 1999, or any other period within calendar year 1999.

Note 4 - Investments

As of September 30, 1999, the Company's marketable securities consisted of municipal and corporate bonds. Effective January 1, 1999, the Company classified its marketable securities as available-for-sale securities. Unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are reported as a separate component of stockholders' equity (deficit), net of applicable taxes, until realized. Prior to January 1, 1999, the Company classified its marketable securities as trading securities. The unrealized holding gains and losses at the date the marketable securities were transferred to the available-for-sale classification from the trading classification, have already been recognized into earnings and will not be reversed.

Note 5 - Income taxes

The Company was an "S" corporation for Federal income tax purposes until immediately prior to the Offering. As an "S" corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on the sole stockholder's Federal income tax return. However, as the District of Columbia does not recognize "S" corporation status, income taxes related to the District of Columbia have been provided for within the interim condensed unaudited financial statements. Just prior to the Offering, the Company terminated its "S" corporation status and is now subject to Federal and state income taxes at prevailing corporate rates.

The effective income tax rate for the three months ended September 30, 1999, is 40.5% and reflects the benefit of Federal income tax incentives related to the location of the new office facilities. The effective income tax rate for the nine months ended September 30, 1999, also includes the impact of the termination of the "S" corporation status just prior to the Offering.

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

                                      Three months ended          Nine months ended
                                          September 30,             September 30,
                                       1999        1998          1999         1998
                                       ----        ----          ----         ----
 Basic weighted average common
    shares outstanding              13,339,685  12,504,400    13,106,302     12,504,400
 Weighted average common share
    equivalents outstanding          2,867,309   2,529,591     2,834,125      2,303,558
                                    ----------  ----------    ----------     ----------

 Diluted weighted average common
    shares outstanding              16,206,994  15,033,991    15,940,427     14,807,958
                                    ==========  ==========    ==========     ==========

Note 7 - Comprehensive income (loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. For the three and nine months ending September 30, 1999, other comprehensive income, net of tax, consists solely of unrealized losses on available-for-sale securities. Comprehensive income for the three and nine months ended September 30, 1999 is $2.4 million and $9.6 million, respectively. There was no difference between net income and comprehensive income for the three and nine months ended September 30, 1998.

Note 8 - Supplemental cash flows disclosures

Income taxes paid during the nine months ended September 30, 1999 and 1998, amounted to $260,000, and $350,000, respectively. For the nine months ended September 30, 1999, the Company recognized $10.1 million in stockholders' equity (deficit) for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the nine months ended September 30, 1999 have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options.

In addition, in connection with the Offering, the sole stockholder paid $1.4 million in shares of common stock to selected employees to satisfy a portion of the special bonus plan liability.

Note 9 - Financial statement reclassifications

Certain amounts in the interim condensed unaudited financial statements as of and for the three and nine month period ended September 30, 1998 have been reclassified to conform to the presentation in the interim condensed unaudited financial statements as of and for the three and nine month period ended September 30, 1999.

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

Overview

     The Company provides "best practices" research and analysis and executive education focusing on corporate strategy, operations and general management issues. Best practice research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. The Company provides its research and analysis on an annual subscription basis to a membership of over 1,300 of the world's largest and most prestigious corporations. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and on-line access to the program's database.

     The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). On February 23, 1999, 9,415,280 shares of common stock of the Company were sold in an initial public offering primarily by the sole stockholder (the "Offering"). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Offering. However, the Company did receive cash from the exercise of non-qualified stock options in conjunction with the Offering. In addition, the sole stockholder used a portion of the proceeds of the Offering to repay a promissory note made by the sole stockholder in favor of the Company.

     Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to the Company's subscription programs initially are recorded as deferred revenues and then recognized pro rata over the subscription contract term.

     One measure of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription membership revenues attributed to all subscription membership agreements in effect at a given point in time, including for 1999 an estimate of pending subscription membership renewals and an estimate of members who will discontinue their subscription membership prior to their annual renewal date in the subsequent year. The Company's experience is that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 31% to $73.5 million at September 30, 1999 from $56.0 million at September 30, 1998.

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

Results of operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                                 Three months ended    Nine months ended
                                                    September 30,        September 30,
                                                  1999       1998      1999         1998
                                                  ----       ----      ----         ----
Revenues                                           100%       100%      100%         100%
  Cost of services                                  39         45        41           47
                                                  ----       ----      ----         ----
Gross profit                                        61         55        59           53
                                                  ----       ----      ----         ----

Costs and expenses:
  Member relations and marketing                    22         21        22           22
  General and administrative                        12         17        13           13
  Depreciation                                       2          2         2            1
  Stock option restructuring and repurchase         --          3        --            3
                                                  ----       ----      ----         ----
                                                    36         43        37           39
                                                  ----       ----      ----         ----

Income from operations                              25         12        22           14

Interest income                                      2          2         2            2
                                                  ----       ----      ----         ----

Income before provision for income taxes            27         14        24           16

Provision for income taxes                          11          2         4            2
                                                  ----       ----      ----         ----

Net income                                          16%        12%       20%          14%
                                                  ====       ====      ====         ====

Three months and nine months ended September 30, 1999 and September 30, 1998

     Revenues. Total revenues increased 34% to $18.4 million for the three months ended September 30, 1999 from $13.7 million for the three months ended September 30, 1998. Total revenues increased 33% to $50.8 million for the nine months ended September 30, 1999 from $38.2 million for the nine months ended September 30, 1998. The increase in revenues is primarily attributable to increased sales of subscriptions for existing research programs and the introduction of two new research programs over the past twelve months.

     Cost of services. Cost of services increased 14% to $7.1 million for the three months ended September 30, 1999 from $6.2 million for the three months ended September 30, 1998. Cost of services increased 15% to $20.6 million for the nine months ended September 30, 1999 from $17.9 million for the nine months ended September 30, 1998. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of two new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base across all programs. Cost of services as a percentage of revenues decreased to 39% for the three months ended September 30, 1999 from 45% for the three months ended September 30, 1998. Cost of services as a percentage of revenues decreased to 41% for the nine months ended September 30, 1999 from 47% for the nine months ended September 30, 1998. This decrease is attributable to the fixed nature of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

     Member relations and marketing. Member relations and marketing costs increased 39% to $4.1 million for the three months ended September 30, 1999 from $2.9 million for the three months ended September 30, 1998. Member relations and marketing costs increased 32% to $11.3 million for the nine months ended September 30, 1999 from $8.5 million for the nine months ended September 30, 1998. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although the Company has added member relations and marketing resources to increase revenues, member relations and marketing costs have remained consistent as a percentage of total revenues for the three and nine months ended September 30, 1999 and 1998.

     General and administrative. The Company recognized $2.3 million in general and administrative expenses for the three months ended September 30, 1999 and 1998. General and administrative expenses increased 30% to $6.4 million for the nine months ended September 30, 1999 from $4.9 million for the nine months ended September 30, 1998. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support overall Company growth. Prior year amounts include non-recurring transition costs of approximately $300,000 related to changing the company name to The Corporate Executive Board Company.

     Depreciation. Depreciation expense increased 108% to $345,000 for the three months ended September 30, 1999 from $166,000 for the three months ended September 30, 1998. Depreciation expense increased 64% to $825,000 for the nine months ended September 30, 1999 from $502,000 for the nine months ended September 30, 1998. The increase in depreciation expense was due to purchases of computer and telephone equipment, software and office furniture and capitalization of leasehold improvements for the new office facilities required to support organizational growth.

     Stock option restructuring and repurchase. The Company recognized $96,000 and $390,000 in compensation expense for the three months ended September 30, 1999 and 1998, respectively, related to stock option agreements in existence at the time of the Spin-off. The Company recognized $288,000 and $1.2 million in compensation expense for the nine months ended September 30, 1999 and 1998, respectively, related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of the employees of the Company participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized by the Company over the vesting period. The Company will continue to recognize compensation expense related to certain substitution agreements in the years ending 1999, 2000, and 2001.

     Provision for income taxes. The Company recorded a provision for income taxes of $1.9 million and $219,000 for the three months ended September 30, 1999 and 1998, respectively. The Company recorded a provision for income taxes of $2.2 million and $590,000 for the nine months ended September 30, 1999 and 1998, respectively. During 1998 and to February 22, 1999, the Company was treated as an "S" corporation for Federal income tax purposes and recognized income taxes only related to the District of Columbia. However, just prior to the Offering, the Company terminated its "S" corporation status and is now subject to Federal and state income taxes at prevailing corporate rates. The difference in the effective income tax rates for the three and nine months ended September 30, 1999, primarily reflects the termination of the "S" corporation status just prior to the Offering and the benefit of Federal income tax incentives associated with the location of the Company's new office facilities.

     Gross profit trend. Historically, the gross profit percentage (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the delivery of best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross profit percentage for the three and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ended December 31, 1999.

Liquidity and capital resources

     The Company has financed its operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has resulted historically in net positive cash flows provided by operating activities. The Company generated net cash flows from operating activities of $13.0 million and $7.6 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, operating cash flow was generated primarily by increased revenues, the use of tax deductions associated with the exercise of non-qualified stock options, and related changes in the condensed balance sheet accounts. As of September 30, 1999, the Company had cash and cash equivalents and marketable securities of $22.4 million. Management expects that its current cash and cash equivalents and marketable securities balances and net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for the next twelve months.

     Net cash flows used in investing activities during the nine months ended September 30, 1999 and 1998 was $8.6 million and $204,000 respectively. Net cash flows used in investing activities during the nine months ended September 30, 1999, is attributed to the additional investment in property and equipment and the purchase of marketable securities offset by the repayment of a note receivable from the Company's previous sole stockholder. The Company estimates that it will incur approximately $5.0 million in leasehold improvements for its new office facilities during 1999. The Company has incurred approximately $3.1 million of leasehold improvements for the new office facilities during the nine months ended September 30, 1999.

     Net cash flows used in financing activities during the nine months ended September 30, 1999 and 1998 was $7.8 million and $10.5 million, respectively. Net cash flows used in financing activities during the nine months ended September 30, 1999, was attributable to agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. The Company paid $2.9 million related to these agreements in the nine months ended September 30, 1999 and is obligated to pay an addition $1.7 million in 1999, and an additional $3.1 million in 2000. The Company and the sole stockholder also agreed to pay a special bonus to selected employees of $2.4 million. The amount was paid at the date of Offering, 60%, or $1.4 million, in shares of common stock owned by the sole stockholder (valued for this purpose at the initial price offered to the public) and 40%, or $1.0 million, in cash by the Company. The total repurchase of stock options liability of $7.7 million and the total special bonus payment liability of $2.4 million were expensed prior to December 31, 1998.

     The Company has obtained a commitment for a $10.0 million, 12-month revolving line of credit from a commercial bank. In addition, the Company has entered into a $1.3 million Letter of Credit Agreement, expiring June 2003, with a commercial bank to provide a security deposit for the office space lease. Certain Company assets collateralize the Letter of Credit Agreement.

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

     The Company has audited all of its hardware systems and software applications. The Company has determined that all of its hardware systems are either currently compliant or have intermediate upgrades available from the manufacturer. The Company utilizes 409 distinct software programs in running its computer operations. Of these systems, the Company has classified 68 as mission-critical systems, defined as systems whose failure potentially could have a significant adverse effect on the Company's ability to conduct its business efficiently. These include end-user software applications, back-office systems and embedded software in computer hardware systems. Of the 68 mission-critical systems, five are custom software systems developed for the Company, all of which have been modified and tested to ensure their year 2000 compliance. The rest of the Company's software systems are commercial off-the-shelf packages ("COTS"). The Company's 63 mission-critical COTS programs currently are under review for year 2000 compliance. The Company has determined that 62 of the mission-critical COTS programs are fully compliant. The Company has made this determination by reviewing official year 2000 compliance statements published by the manufacturers of these programs and does not plan to conduct its own tests to verify such statements. The manufacturer of the one remaining application has made available upgrades to bring the system into compliance. The Company has scheduled an upgrade for the remaining program to be completed by the end of December 1999. The non-information technology systems developed internally by the Company are not sensitive to year 2000 issues.

     The Company estimates the cost to complete the conversion to be $220,000. The Company expects to be year 2000 compliant by the end of December 1999. The costs of the year 2000 conversion and the date on which the Company plans to complete the project are based upon management's best estimates, which are derived on the basis of numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially.

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

     The Company has developed some contingency plans to address possible failures by the Company or its vendors to be year 2000 compliant with respect to information technology systems.

The Company also has some contingency plans to address possible failures by its vendors to be year 2000 compliant with respect to non-information technology systems.

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

Date:  November 12, 1999