Form 10-K
period 1999-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2000-03-28
CIK 1066104

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1999.

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       Commission File Number: 000-24799

                                 _____________

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

  Securities registered pursuant to Section 12(b) of the Act: Not applicable

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

Based upon the closing price of the registrant's common stock as of March 17, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant is $855,360,365.*


   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEEDING FIVE YEARS:

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

As of March 17, 2000, The Corporate Executive Board Company had outstanding 15,392,265 shares of Common Stock, par value $0.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     (1) Portions of the definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 25, 2000, to be filed within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

________________________________________________________________________________

* Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant's common stock are considered to be affiliates.

A note about forward looking statements

  We have made forward-looking statements in this Form 10-K, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes", "expects", "anticipates", "intends", "plans", "estimates" or similar expressions.

  Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this Form 10-K.

  You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. See "Business--Risk Factors".

PART I

Item 1. Business.

Overview

  We provide "best practices" research and analysis focusing on corporate strategy, operations and general management issues. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges.

  We were incorporated on September 11, 1997. Our business was operated as a division of The Advisory Board Company until October 31, 1997 when the business was contributed to us and spun-off to The Advisory Board Company's sole stockholder. On February 23, 1999, certain of our stockholders sold 9,415,280 shares of our common stock in an initial public offering. In addition, during the first fiscal quarter of 2000, certain of our stockholders sold 5,511,515 shares of our common stock in a secondary public offering.

  We provide research and analysis on an annual subscription basis to a membership of 1,480 of the world's largest and most prestigious corporations. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including:

  .  best practices research studies,

  .  executive education seminars,

  .  customized research briefs and

  .  on-line access to the program's content database and other services.

  For each of the last three years, our program renewal rate (defined as the percentage of prior year's membership subscriptions renewed, adjusted to reflect reductions in membership resulting from mergers and acquisitions of members) equaled or exceeded 84%. More than 70% of the Fortune 500 companies are members of the Corporate Executive Board.

  Our membership-based model, in which all subscribers (or "members") participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in the Corporate Executive Board, members can learn about the best practices of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their management practices.

  In general, our membership comprises the most progressive competitors in each industry sector. Representative members include American Express, British Airways, Citigroup, Coca-Cola, Dell, Deutsche Bank, eBay, Hewlett-Packard, Lucent, Merrill Lynch, Microsoft, Procter & Gamble, Xerox and Yahoo!. No one member accounted for more than 2% of revenues in any of the last three fiscal years. We do not know of any other entity that enables corporations to study a broad range of the best business practices of hundreds of other business enterprises for fixed, annual subscription fees.

  We currently offer 13 discrete subscription programs, each focusing on a single business constituency:

  .  human resources,

  .  corporate strategy,

  .  information technology,

  .  sales,

  .  finance,

  .  legal,

  .  marketing,

  .  employee retention,

  .  retail banking,

  .  business banking,

  .  trust and private banking,

  .  insurance and

  .  bank operations.

  We added four new subscription programs during the past two years and anticipate adding two to three new subscription programs per year for the foreseeable future. Each subscription program charges a separate fixed annual subscription fee and is served by a dedicated staff of analysts and researchers. Subscriptions generally are renewable on a 12-month basis. The average price per subscription program at December 31, 1999 was $28,900. In 1999, we published 44 best practices research studies, completed over 11,000 customized research briefs and provided executive education services to 1,298 member corporations reaching over 30,000 executive participants. Our 243 analysts and researchers have compiled a proprietary database of 305 best practices research studies and 33,000 customized research briefs.

  Our revenue and costs have grown at compound annual rates of 37.4% and 25.4%, respectively, from December 31, 1996 through December 31, 1999. Because each subscription program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Our growth strategy is to cross-sell additional subscription programs to existing members, to add new members and to develop new subscription programs and research products.


Industry Background

  Corporations today are experiencing greater competitive demands and facing increasingly complex strategic and operational issues. The globalization of the economy, the transformation from an industrial era to an information age, the accelerating pace of technological change and the emergence of e-commerce are dramatically altering the business environment. In response to these trends, companies are exploring new business strategies as well as reevaluating the performance of individual departments within their organizations in order to maintain their competitive edge. The pace of change is driving a greater interest in gaining access to leading management practices and solutions to common business problems on a cross-industry basis.

  Capitalizing on the growing demand for information on business and management issues, the professional information services industry has experienced significant growth over the past few years. Participants in the industry have approached the market for business-focused information by offering a variety of products and services, including market research, strategic planning, implementation services and educational programs. Services also differ by the level of engagement, with some offering project-driven or long-term consulting contracts, and others providing continuous research publishing. Within this broad industry, the management-consulting segment and the training and development segment have emerged as key segments, representing $53 billion and $60 billion in 1998 revenues, respectively. Other entities, such as trade associations, non-profit think tanks and research and database companies, also offer research, consulting and education services.

  We offer a distinctive approach that combines many of the benefits of general management consulting and training and development firms. Our research and analysis covers the same major business issues generally addressed by management consulting firms, such as issues concerning managing growth, reducing costs, outsourcing and developing strategy. What makes our approach distinctive is that we provide the same, standardized product to our entire membership at a fraction of the cost of consulting services to each individual member. In common with training and development firms, we offer education services both on-site at member institutions and in large multi-company settings. Unlike training and development firms, which typically invest only periodically in new curriculum development, our curriculum is constantly updated by our best practices research organization. Another distinguishing characteristic is the seniority and breadth of our audience: we brief executive and senior management staff drawn from a broad range of industry sectors, business units and departments. Because of our high quality research product, unique approach to the market and network of leading companies, we believe that we offer our customers a superior value proposition.


Business Strategy

  Our goal is to research and analyze the most pertinent and timely strategic and operational issues facing our membership, and to distribute the results of this analysis to our membership in the most efficient, effective and helpful manner. Our membership model allows us to draw upon a large and growing universe of issues and solutions of relevance to today's leading corporations. We actively engage our membership to help focus our research on the challenges of the current business environment and to maintain and enhance our position as the leading provider of best practices research and analysis.

  . Maintain Membership-Based Model. We believe that our membership-based model is key to our success. We continually strive to increase our ties to our members. We encourage members to view us as their proprietary off-site research facility. Our fixed-fee economic model promotes frequent use of our products and services. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join the Corporate Executive Board.

  . Focus on Best Practices Research. The focus of our work is on researching best-demonstrated business and management practices. Many large corporations believe that there are research economies and other benefits that can be realized by learning from the experiences of similar entities facing common business problems. We believe that there will be a continuing desire on the part of progressive corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has uniquely positioned us as a leading source for identifying, studying, evaluating and communicating these evolving solutions.

  . Continue Research and Analysis Excellence. We believe that the quality of our research and analysis has driven our success. We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all subscription programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. Furthermore, we emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

  . Build Membership Network. As our research programs grow in size and influence, we are constantly expanding our network of executives at our member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information, and by providing them with access to a broader range of companies. We believe that these positive "network effects" further strengthen our membership-based business model.

  . Leverage Economic Model. We derive all of our revenues from annual fees for our subscription programs. A large portion of our costs of delivering our products and services in each subscription program are fixed and do not vary with the number of subscribers. We expect to increase revenues and improve program-operating margins as we add new members to our subscription programs.


Growth Strategy

  We believe that demand for our services will continue to grow, as even the most prestigious corporations recognize the need to improve their performance and seek access to other companies' solutions to common corporate problems. Our growth strategy centers on leveraging the formula that we have developed across the past decade by cross-selling subscription programs to existing members, adding new members and developing new subscription programs and research products.

  . Cross-Sell Additional Subscription Programs to Existing Members. On average, members currently participate in 1.9 subscription programs. We actively are cross-selling additional programs to our members and believe that most members are potential participants in approximately five to six of our current subscription programs, which are directed at corporate staff positions maintained by most major companies. We believe that cross-selling opportunities will increase as we develop new subscription programs.

  . Add New Members. We have targeted more than 1,500 additional institutions worldwide as potential new members, including corporations with revenues greater than $500 million and financial institutions with assets in excess of $1 billion. We are also exploring opportunities to expand our target company universe to include smaller companies as well as large firms in parts of the world, such as Asia, where we have not actively marketed our services in the past.

  . Develop New Subscription Programs. We currently offer subscription programs covering 13 business constituencies. We have added four new subscription programs during the past two years. We also have identified 25 additional corporate constituencies we might target as we develop new research programs. This list includes both opportunities to serve large corporate functions we do not serve today, as well as new product extensions within existing research programs, such as our new Employee Retention program within the Human Resources constituency. These product extensions create new revenue streams while taking advantage of our established areas of expertise and member constituencies.


The Membership Network

  Our membership-based model, in which all subscribers (or "members") participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in the Corporate Executive Board, members can learn about the best practices and access tools and frameworks of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their business practices. We believe that there is no other entity that enables corporations to study a broad range of the business practices of hundreds of other business enterprises for fixed annual subscription fees.

  We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis and continually strive to increase our ties to our members. Our products and services are available exclusively to members. Our fixed-fee economic model promotes frequent use of our products and services. We encourage members to view us as their proprietary off-site research facility. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join the Corporate Executive Board.

  More than 70% of Fortune 500 companies are members of the Corporate Executive Board. At December 31, 1999, we had 1,480 members. Our membership includes 26,000 executives at member companies in each sector who are registered users of our Web sites. Selected members that are representative of our membership base are identified in the following table:

CHEMICALS                                             CONSUMER PRODUCTS                          ENERGY
Bayer Corporation                                 Anheuser-Busch Companies, Inc.              BP Amoco PLC
The Dow Chemical Company                          British Airways PLC                         Enron Corporation
Eastman Chemical Company                          Cadbury Schweppes PLC                       Mobil Corporation
E.I. du Pont de Nemours & Co.                     The Coca-Cola Company                       PacifiCorp
Imperial Chemical Industries p.l.c.               The Gillette Company                        Shell International Limited
Monsanto Company                                  Nabisco, Inc.                               Texaco Inc.
                                                  NIKE, Inc.                                  TransCanada Pipelines Limited
                                                  The Procter & Gamble Company
                                                  Unilever PLC

FINANCIAL SERVICES                                INSURANCE                                   MANUFACTURING
American Express Company                          Aetna Inc.                                  3M
Barclays Bank PLC                                 The Allstate Corporation                    ABB Asea Brown Boveri
Charles Schwab & Co., Inc.                        CIGNA Corp.                                 The Boeing Company
The Chase Manhattan Corporation                   John Hancock Mutual Life Insurance Company  Ford Motor Company
Citigroup Inc.                                    New York Life Insurance Company             General Electric Company
Deutsche Bank AG                                  The Prudential Insurance Company of         Lockheed Martin Corporation
Fidelity Investment Co.                           America                                     Philips Electronics NV
Merrill Lynch and Co., Inc.                       State Farm Companies                        Siemens Corporation

MEDIA AND PUBLISHING                             RETAIL                                       TECHNOLOGY/INTERNET
British Sky Broadcasting Group plc               Best Buy Co., Inc.                            America Online Inc.
Comcast Corporation                              The Gap, Inc.                                 Compaq Computer Corporation
Dow Jones & Company, Inc.                        The Home Depot, Inc.                          Dell Computer Corp.
The McGraw-Hill Companies                        The Limited, Inc.                             eBay Inc.
The New York Times Company                       L.L. Bean, Inc.                               Electronic Data Systems Corporation
The Thomson Corporation                          McDonald's Corporation                        Hewlett-Packard Company
Time, Inc.                                       Sears Roebuck and Co.                         Intel Corporation
The Washington Post Company                      Starbucks Coffee Company                      Lucent Technologies Inc.
                                                                                               Microsoft Corp.
                                                                                               Sony Corporation
                                                                                               Sun Microsystems, Inc.
                                                                                               Xerox Corporation
                                                                                               Yahoo! Inc.

TELECOMMUNICATIONS                               INSTITUTIONAL
AT&T Corporation                                 Department of Commerce
Bell Atlantic Corporation                        Department of Treasury
Bell Canada                                      Duke University
BellSouth Corporation                            Harvard University
British Telecommunications p.l.c.                National Security Agency
GTE Corporation                                  University of Virginia
MCI WorldCom
Nokia Group
US WEST Inc.


  Memberships are renewable annually. The following table sets forth information with respect to members, subscriptions and renewals at the dates shown:


                                                                                              December 31,
                                                                                         ----------------------
                                                                                          1997    1998    1999
                                                                                         ------  ------  ------
   Subscription programs...............................................................      9      10      12
   Member institutions(1)(2)...........................................................  1,151   1,333   1,480
   Total membership subscriptions(2)...................................................  1,808   2,263   2,790
   Average subscription programs per member(2).........................................   1.57    1.70    1.89

   Program renewal rate(3)..............................    85%     85%     84%

______________
(1) Our members are primarily domestic and multinational corporations and secondarily large subsidiaries of corporations and non-profit institutions.
(2) This information includes our estimate of pending membership renewals and an estimate of members who will discontinue their membership prior to their annual renewal date in the subsequent year.
(3) For the year then ended. Program renewal rate is defined as the percentage of memberships renewed, adjusted to reflect reductions in memberships resulting from mergers and acquisitions of members.


Products and Services

  General

     Our research products and services are renewable, membership-based subscription programs that focus on identifying, analyzing and describing best-demonstrated management practices. In 1999, we published 44 best practices research studies, delivered over 11,000 customized research briefs and provided executive education services to 1,298 member corporations reaching 30,000 executive participants. In general, our research focuses primarily on identifying best demonstrated management practices, and secondarily on critiquing widely-followed but ineffective practices. Our staff of 243 analysts and researchers conducted thousands of company interviews in 1999, focusing on a large number of substantive areas, including e-business, compensation, employee relations, training, finance, cost management, performance metrics, risk management, marketing, sales, new product development and strategic alliances. We believe that we add value by focusing the attention of senior management on important issues and providing an unbiased, objective analysis of best practices currently employed by the most successful corporations in the world for dealing with those issues.

     Our research programs offer a cost-effective, time-efficient opportunity for senior executives to learn from the practices and experiences of other corporations from around the world. Member institutions can participate in one of our subscription programs for a fraction of the cost of proceeding independently either through an internal research effort or through engaging a management consulting firm.

     Each subscription program is guided by a 12- to 18-month agenda. Each subscription program has a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all subscription program services. Using fax and electronic polls, steering sessions and one-on-one interviews, the subscription program's director works closely with the membership of that program to identify agenda topics of shared interest and to set the subscription program's research priorities. Each subscription program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and write the best practices studies, complete the customized research briefs and present the findings to the program's membership.

     We currently offer the following 13 subscription programs, each targeting a specific group of senior executives within a corporation's headquarters or divisions:

Subscription                                Year
Program Name                             Introduced    Constituency                            Membership Base
------------                             ----------    ------------                            ---------------
Council on Financial Competition            1983       Retail banking: executives in line      Commercial banks,
                                                       management, marketing and               consumer credit lenders
                                                       brand management

Business Banking Board                      1986       Business banking: executive vice        Commercial banks
                                                       presidents of commercial banking        and nonbank lenders

The VIP Forum                               1989       Trust and private banking: executives   Brokerage houses,
                                                       in marketing and line management        commercial, trust
                                                                                               and private banks,
                                                                                               mutual fund companies

Insurance Advisory Board                    1991       Insurance: senior marketing executives  Insurance providers

Operations Council                          1992       Bank operations: senior                 Commercial banks
                                                       vice presidents of bank operations

Corporate Leadership Council                1993       Human resources: senior human           Corporations across
                                                       resources executives                    all industries

Corporate Strategy Board                    1996       Corporate strategy: senior corporate    Corporations across
                                                       strategists                             all industries

Working Council for Chief                   1997       Information technology: chief           Corporations across
 Information Officers                                  information officers                    all industries

Sales Executive Council                     1997       Sales: senior sales executives          Corporations across
                                                                                               all industries

Working Council for Chief                   1998       Finance: chief financial officers       Corporations across
 Financial Officers                                                                            all industries

General Counsel Roundtable                  1999       Legal: general counsels                 Corporations across
                                                                                               all industries

Marketing Leadership Council                1999       Marketing: chief marketing officers     Corporations across
                                                                                               all industries

Forum for Workforce Engagement              2000       Employee retention: senior human        Corporations across
                                                       resources executives and line managers  all industries

     Our subscription programs provide members an integrated set of products and services for a single annual fee. Each program provides its members with a combination of:

     .    best practices research studies,

     .    executive education services,

     .    customized research briefs, and

     .    on-line access to the program's content database and other services.

     A description of each service follows.

  Best Practices Research Studies

     Each subscription program generally publishes two to five best practices research studies annually, each addressing a specific corporate issue or problem identified in the research agenda. We design each best practices study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience quickly to assimilate the 50 to 200 pages of research content. We create each report using our structured research methodology: topic selection, root cause analysis, secondary research, primary interviewing, analysis of findings and report writing. Each program director can call upon the support of the Chief Research Officer and his staff to provide assistance in framing arguments, screening best practices, developing on-line deliverables and editing studies and their derivative executive education curriculum content.

     In the course of researching a best practices study topic, the research team typically will review thousands of pages of business and academic literature to ground their understanding of the issues. They then will initiate the research process to identify and evaluate specific business processes, strategies and management practices, typically conducting hundreds of in-depth interviews with corporations, industry experts, management consultants and academic leaders. During the course of its research, a team generally analyzes and evaluates dozens of specific management practices in an attempt to isolate the five to 15 most important practices worthy of potential implementation by members, separating out demonstrated and proven business practices and disposing of those concepts, whether popular or conventional, that largely have failed.

     The following table lists selected agenda topics for each of our 12 subscription programs as of year end 1999. We chose these topics because we believe them to be representative of the agenda topics for our subscription programs:

            Program Name                                         Representative Best Practices Report Titles
            ------------                                         -------------------------------------------
Council on Financial Competition      Present at the Creation: Redefining               Traveling by Daylight: Using Profitability
                                      Competitive Advantage Through Data-Driven         Information to Guide the Retail Financial
                                      Marketing and Management                          Institution

Business Banking Board                Escaping the Commodity Trap: Strategies for       The Chosen Few: Focusing the Enterprise
                                      Competing in an Economically Rational Market      on Strategic Customers

The VIP Forum                         The "Newly Wealthy": Cultivating and Serving      Beyond Customer Satisfaction: A Quantitative
                                      Wealthy Customers                                 Analysis of Satisfaction in the Affluent
                                                                                        Market

Insurance Advisory Board              Essential Growth: Strategies for Identifying      The New Gold Standard: Restoring
                                      New Insurer Growth Opportunities                  Profitability Through Customer Value
                                                                                        Management

Operations Council                    Retail Teleservicing: Achieving Operational       Competing Against Scale: Best Practices in
                                      Excellence in Financial Services Call Centers     ACH Processing

Corporate Leadership Council          Forced Outside: Leadership Talent Sourcing        The Employment Brand: Building Competitive
                                      and Retention                                     Advantage in the Labor Market

Corporate Strategy Board              Strategic Challenges in the New Economy:          Stall Points: Barriers to Growth for the
                                      Twelve Driving Forces                             Large Corporate Enterprise

Working Council for Chief Financial   Great Leap Forward: Launching E-Business          Creating Business Advantage: Models for
 Officers                             at the Large Corporation                          Partnering with the Line

Sales Executive Council               Restoring the Balance of Power: Profiting from    Perfecting the Sales Channel: Economics and
                                      Strategic Customer Relationships                  Impact of the New Electronic Marketplace

Working Council for Chief Financial   Motivating and Rewarding Growth: Finance's        The Agile Enterprise: Frontier Practices for
 Officers                             Role in Supporting Growth                         Long-Term Value Creation

General Counsel Roundtable            A New Horizon: Implications of the New            Innovative Career Pathing: Overcoming the
                                      Economy for the General Counsel                   Limits of Flat Organizational Structures

Marketing Leadership Council          Marketing in the Internet Era: Leading Practices  Managing the Brand Portfolio: Diagnosing
                                      for the "Extended" Marketing Organization         Brand Portfolio Health

  Executive Education

     We provide our executive education curriculum, which is based on our proprietary best practices research, to member companies worldwide. We deliver executive education services through two primary channels--general membership meetings and, in some programs, tailored on-site seminars. Our executive education provides lively, interactive forums for reinforcing our textual best practices research studies.

     In 1999, we delivered executive education services to 1,298 member companies, reaching 30,000 executive participants. Each subscription program hosts a series of general membership meetings, where we present the most important research findings from the annual agenda to groups of ten to 200 members. In 1999, we hosted 79 member meetings in North America, Europe and Australia/Asia.

     As an example, the following table sets forth the general membership meetings hosted in 1999 by the Corporate Leadership Council, our human resources subscription program, which has the largest membership base of any of our subscription programs. The Corporate Leadership Council was selected because we believe that the meetings hosted by this subscription program are representative of the meetings hosted by our subscription programs. Each subscription program hosts similar general membership meetings.

       Meeting Date            Meeting Location        Target Audience
       ------------            ----------------        ---------------
       January 8               San Francisco, CA       HR Staff & Line Managers
       January 25-26           Washington, D.C.        HR Staff & Line Managers
       February 8-9            Sydney, Australia       HR Executives
       February 10             Sydney, Australia       HR Staff & Line Managers
       May 10-11               Washington, D.C.        HR Executives
       September 9-10          Washington, D.C.        HR Executives
       September 23-24         Washington, D.C.        HR Executives
       October 4-5             Washington, D.C.        HR Executives
       October 12-13           Palo Alto, CA           HR Executives
       October 15              Atlanta, GA             HR Staff & Line Managers
       October 20              Chicago, IL             HR Staff & Line Managers
       October 25              New York, NY            HR Staff & Line Managers
       October 28-29           Washington, D.C.        HR Executives
       November 1-2            London, England         HR Executives
       November 3              London, England         HR Staff & Line Managers
       November 15             Toronto, Canada         HR Staff & Line Managers
       December 1-2            Washington, D.C.        HR Executives
       December 6-7            Washington, D.C.        HR Executives

     Certain subscription programs also provide on-site executive education seminars as part of their membership services. Once a year, those members entitled to an on-site seminar can schedule a Corporate Executive Board faculty member to travel to their corporation to deliver an executive education module, typically a one- to three-hour lecture, case study or facilitated working group discussion, of the member's choice. In 1999, we conducted 1,148 on-site seminars at member corporations.

     We deploy a staff of 19 full-time and part-time faculty who conduct the on-site education seminars. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.

     As an example, the following table sets forth current executive education modules available for on-site seminars to members of the Corporate Leadership Council. We selected the Corporate Leadership Council because we believe that the executive education modules offered by this subscription program are representative of the executive education modules offered by those subscription programs that offer on-site education.

       Module                                                         Target Audience
       ------                                                         ---------------
       Role of Human Resources in the New Corporate Headquarters      HR Management Teams
       Strategic Implications of the New Economy                      HR Management Teams
       Transforming the HR Function                                   HR Executives
       Revolutionizing Transactional Service Delivery                 HR Executives
       Roles and Priorities in the New Economy                        HR Management Teams
       Accelerating the Development of Rising Leaders                 HR Executives, Executive Development and
                                                                       Succession Planning Teams
       Leadership Talent Sourcing and Retention                       HR Management Teams, Recruiting and Staffing Teams

  Research Briefs

     Members of most subscription programs may assign short-answer, customized research requests. Individual briefs may take the form of a literature search, vendor profile, data retrieval or original primary and secondary research, depending upon the need of the requesting member. In 1999, we completed over 11,000 customized assignments.

     Once initiated, each customized research effort takes several days (approximately eight days on average) to complete, depending on the depth of the information request, the type of research product desired and the time requirements of the member. Researchers typically begin their inquiry with a review of our proprietary research archives and then conduct a broad literature search to identify relevant background material and practices.

     In addition, certain subscription programs produce a series of short research briefs (20-50 pages) that address issues of critical interest to the membership. Projects are generated through an ongoing dialogue between members and research managers and are executed over the year by the research staff.

     Written research briefs generally contain five case studies or profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make the best of these briefs accessible to other members through proprietary databases. Members are able to search, select, view and print research briefs directly from the subscription program database at no additional charge.

     We believe that the research service of our subscription programs builds our proprietary databases, serves as an excellent marketing tool for attracting new members and encourages members to view us as a reliable and effective resource for primary research.

     The following table sets forth sample report topics of customized research briefs that we have undertaken in the recent past:


  Sales Executive Council

     .    Team-Based Selling

     .    Developing Electronic Commerce Channels

     .    Intermediary Management

     .    Customer Mix Management

     .    Sales Force Integration with New Product Launches

  Working Council For Chief Information Officers

     .    SAP Implementation Contracting

     .    Digital Asset Management

     .    Knowledge Management Intranets

  .  The Role of the Project Office: Embedding Project Management Discipline

  .  Global IT Organization


Corporate Strategy Board

  .  Advertising and Sponsorship on the Web

  .  Best Practices in M&A Execution

  .  Asia Pacific Region Business Climate

  .  Assessing Risk Dimensions of New Market Opportunities

  .  Centralized Sourcing of Consultants


Corporate Leadership Council

  .  Best Practice in Call Center Operations

  .  Creating a Customer Service Culture

  .  Diversity Initiatives at Financial Services Institutions

  .  Developing a Corporate University or Learning Center

  .  Gainsharing Programs for Hourly Employees

Operations Council

  .  Policy & Procedure Dissemination Tactics

  .  Lockbox Transmission Details

  .  ATM Support Services

  .  Automated Investment Accounting Systems

  .  Practices for Handling Peak Check Volumes


Insurance Advisory Board

  .  Channel Management and Direct Insurance Distribution

  .  New Business Processing & Post-Sale Support for Intermediaries

  .  Group Life & Health Renewal Process

  .  No-Load and Low-Load Whole Life Insurance Products

  .  Group Disability Insurance Marketing

Business Banking Board

  .  ACH Credit Lines

  .  Acquiring and Retaining Small Business Accounts

  .  Asset Securitization for Middle Market Customers

  .  Turnkey 401(k) Products for Small Businesses

  .  Benchmarking the Commercial Credit Underwriting and Approval Process


The VIP Forum

  .  Asset Management Organizational Structures & Compensation Practices

  .  Australian Private Banking Overview

  .  Niche Segmentation Strategy Implementation

  .  Personal Banking Programs

  .  Centralized Credit Underwriting for Private Banking Departments


Council On Financial Competition

  .  The Global Account Market

  .  Customer Privacy

  .  Branch Site Selection Procedures in Spanish Speaking Countries

  .  Customer Referral Programs

  .  Branding Issues Associated with Bank Mergers and Acquisitions


On-Line Proprietary Databases

  Each subscription program maintains a proprietary database of best practices and, in some cases, quantitative survey data accessible only to members of the subscription program. We continually update our growing proprietary databases with new corporate practices, quantitative performance data and related information supplied by other members and derived by our researchers. We include all information and graphics generated in best practices research studies and customized research briefs in the databases and make them accessible to member executives and our staff.

  Our proprietary databases currently include 305 best practices research studies and 30,000 customized research briefs containing over 120,000 profiles of corporate practices.

  Since 1996, we have been offering our members internet access to research content and other services through password-protected sites. We believe that the internet provides a convenient means for members to commission customized research briefs, browse and download the electronic library of research studies and graphics, review executive education modules and meeting schedules and communicate with our staff and other members.

Pricing

  We sell memberships in the Corporate Executive Board subscription programs as renewable one-year agreements. Agreements generally are paid in full within three months of the start of the subscription period. At December 31, 1999, the average price for a subscription program was approximately $28,900. The actual price varies by size of member and by subscription program, and may be lower for charter subscribers to new subscription programs. By spreading our costs across a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms.

  We offer an unconditional service guarantee to our members. At any time, a member may demand a pro rata refund of its subscription fee for a program. In 1999, members requested refunds for nine subscriptions out of over 2,200.

Sales and Marketing

  We market an integrated set of services, consisting of best practices research studies, executive education, customized research briefs and on-line access to our proprietary databases, for a fixed fee per subscription program. We believe that this marketing strategy highlights the value to members of our range of services and emphasizes the membership nature of our business model, actively engaging the membership and reinforcing members' commitment to the Corporate Executive Board.

  At December 31, 1999, our sales force consisted of 42 new business development representatives who are responsible for selling new memberships to assigned geographic market segments in the United States and abroad, as well as 39 member services representatives who are responsible for servicing and renewing existing memberships. We have invested extensively in the expansion of our direct sales force in order to continue the growth of our member base. Our sales and member services staff is based at our headquarters in Washington, D.C. We maintain an additional sales and member services office in London, England.

  The separation of responsibility for new membership sales and membership renewal reflects the varying difficulty and cost of the respective functions. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and travel on average 60% of the time, conducting face-to-face meetings with senior executives at prospective member institutions. Member services representatives assume more of an in-house coordinating role, conducting most of their responsibilities over the telephone.

  Although we actively market our subscription programs throughout the year, historically over 50% of all renewals have taken place in the fourth quarter of the year.

Competition

  We currently have few direct competitors, and those that do exist generally compete only against a single subscription program. We compete indirectly against other professional information services providers, including management consulting firms, training and development companies, non-profit think-tanks and research and database companies. We are not aware of any other entity that enables corporations to study as broad a range of the best corporate management practices for fixed annual subscription fees.

  We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, reliable delivery, depth and quality of the membership, ability to meet changing customer needs, superior service and affordably-priced products. We believe we compete favorably with respect to each of these factors.

  The Advisory Board Company provides products and services to the health care industry that are similar to the types of products and services that we generally provide. We have entered into a noncompetition agreement with The Advisory Board Company and David Bradley, its principal stockholder. The noncompetition agreement generally prohibits us from competing with The Advisory Board Company with respect to health care clients and issues and prohibits The Advisory Board Company and Mr. Bradley from competing with us with respect to non-health care clients and issues, other than products and services relating to advertising, magazines and newspapers, and government relations and lobbying activities. The agreement extends through December 31, 2003. See "Certain Relationships and Transactions--Noncompetition Agreement."

Risk factors

 We depend on renewals of our membership-based services.

     We derive all of our revenues from annual membership subscriptions for our products and services. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing subscription programs and to enter into new membership arrangements. Failure to achieve high membership renewal rate levels would have a material adverse effect on our operating results. Our ability to secure membership renewals depends upon our ability to deliver consistent, high-quality and timely research and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the necessary level of performance to achieve a high rate of membership renewals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

We cannot know in advance if new products will be successful.

     Our future success will depend on our ability to develop new subscription programs that address specific industry and business constituencies and the changing needs of our current and prospective members for information, analysis and advice. We cannot assure you that our efforts to introduce new subscription programs will be successful. The process of internally researching, developing, launching and gaining client acceptance of new subscription programs is time-consuming, expensive and inherently risky. Delays or failures during development or implementation, or lack of market acceptance of new subscription programs, could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations would be materially adversely affected if we were unable to develop and introduce successful new subscription programs or other new products, or to make enhancements to existing subscription programs in a timely manner in response to member requirements. See "Business--Products and Services."


We may experience difficulties in anticipating market trends.

     Our future success also will depend upon our ability to anticipate rapidly changing market trends and to adapt our research and analysis to meet the changing information needs of our members. We may fail to continue to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure would have a material adverse effect on our business, financial condition and results of operations. The industry and business sectors that we analyze undergo frequent and often dramatic changes, including the introduction of new and the obsolescence of old products, shifting strategies and market positions of major industry participants and changing objectives and expectations of users of members' products and services. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research and analysis on issues of importance. Meeting these challenges requires the commitment of substantial resources.

We rely heavily on certain key personnel.

     Our future success will depend to a significant degree upon the continued services of certain key management, research, sales and product development personnel and on our ability to continue to motivate and retain these highly qualified employees. If we are unable to retain and motivate these key personnel, our results of operations will be adversely affected. Our key personnel include Jeffrey D. Zients, the Chairman of our Board of Directors, James J. McGonigle, our Chief Executive Officer, Clay M. Whitson, our Chief Financial Officer, Sally Chang, our General Manager, Sales and Marketing, and Derek C. M. van Bever, our Chief Research Officer.

We also must attract and retain a significant number of highly-skilled employees.

     Our future success also will depend upon our ability to hire, train, motivate and retain a significant number of highly-skilled employees, particularly research analysts and sales and marketing staff. Our inability to do so would have a material adverse effect on our business. We have experienced, and expect to continue to experience, intense competition for professional personnel from management consulting firms and other producers of research and analysis products and services. Many of these firms have substantially greater financial resources than we do to attract and compensate qualified personnel. We cannot assure you that we will be successful in attracting a sufficient number of highly-skilled employees in the future, or that we will be successful in training, motivating and retaining the employees we are able to hire. See "Business--Employees."


We are restricted from selling our products and services to the health care industry.

     At the time of our initial public offering, we entered into an agreement with The Advisory Board Company that restricts us from selling our membership-based subscription products and services to companies principally engaged in the health care business, although we may sell such products and services to non-health care divisions or subsidiaries of health care companies. This restriction may limit our future growth opportunities. See "Certain Relationships and Transactions--Noncompetition Agreement" for a more detailed discussion of this agreement.


Continued consolidation in the financial institution industry may adversely affect our business.

     The financial services industry is continuing to experience substantial consolidation. This consolidation has resulted, and is expected to continue to result, in a reduction in the number of our financial institution members. We cannot assure you that this consolidation will not materially and adversely affect our results of operations. At December 31, 1999, approximately 40% of our Contract Value was attributable to financial institution members, which include commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies. We calculate Contract Value as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given time, without regard to the remaining duration of any such agreement, including an estimate of pending subscription membership renewals and an estimate of members who will discontinue their membership prior to their annual renewal date in the subsequent year.

We may experience fluctuations in operating results.

     Our operating results may fluctuate significantly due to various factors, including the growth in and timing of new memberships, the timing of the development, introduction and marketing of new products and services, the timing of the hiring of research analysts and sales and marketing staff, changes in the spending patterns of our members, our accounts receivable collection experience, changes in market demand for research and analysis, foreign currency exchange rate fluctuations, competitive conditions in the industry and general economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may be unable to protect our intellectual property rights.

     We rely on copyright laws, as well as nondisclosure and confidentiality arrangements, to protect our proprietary rights in our products and services. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If substantial and material unauthorized uses of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our products and services would be adversely affected.

We may be exposed to litigation related to content.

     As a publisher and distributor of original research and analysis and user of licensed third-party content, we face potential liability for defamation, negligence and copyright and trademark infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our financial condition and results of operations. Third-party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered in writing, over the internet or orally to clients.

We may be exposed to loss of revenue resulting from our unconditional service guarantee.

     We offer an unconditional service guarantee to our members. At any time, a member may demand a pro rata refund of its subscription fee for a program. Requests for refunds of subscription fees by a significant number of our members could have a material adverse effect on our financial condition and results of operations.

Employees

  At December 31, 1999, we employed 509 persons. Of these employees, 485 were located at our headquarters in Washington, D.C. and 24 were located at our facilities in London, England. None of our employees is represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

  We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. Training is a critical job component for all of our employees, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.


Item 2. Properties.

     Our headquarters currently are located in approximately 90,000 square feet of office space in Washington, D.C. The facility accommodates research, marketing and sales, information technology, administration, graphic services and operations personnel. We believe that our existing and planned facilities will be adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3. Legal Proceedings.

     The Company is not currently a party to, and its property is not subject to, any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  Our common stock has been quoted on the NASDAQ National Market under the symbol "EXBD" since our initial public offering on February 23, 1999. As of March 17, 2000, there were 34 stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.


                                                            High       Low
                                                            ----       ---
     1999:
         First quarter (from February 23, 1999).........   $27.875   $22.500
         Second quarter.................................    39.000    25.000
         Third quarter..................................    41.375    31.375
         Fourth quarter.................................    57.125    36.750


  We have not declared or paid any dividend on our common stock since the closing of our initial public offering. We do not anticipate declaring or paying dividends in the foreseeable future. The timing and amount of future dividends, if any, would be determined by our Board of Directors and would depend upon our earnings, financial condition and cash requirements.

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating data. The selected balance sheet data presented below as of December 31, 1996, 1997, 1998 and 1999, and the selected statements of income data for each of the years in the five-year period ended December 31, 1999, have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected balance sheet data presented below as of December 31, 1995 have been derived from our unaudited financial statements, which have been prepared on the same basis as our audited financial statements. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                                             Year Ended December 31,
                                                                                --------------------------------------------------
                                                                                  1995       1996       1997      1998      1999
                                                                              ---------  ---------  --------  --------  ----  ----
                                                                                     (In thousands, except per share amounts)
Statements of Income Data:
Revenues......................................................................  $ 17,547    $27,283    $38,669   $53,030   $70,767
Costs and expenses:
  Cost of services............................................................    10,849     15,078     20,036    25,373    28,602
  Member relations and marketing..............................................     5,275      6,677      8,106    11,676    15,525
  General and administrative..................................................     2,589      3,832      5,660     6,920     8,485
  Depreciation................................................................       233        452        722       885     1,318
  Stock option restructuring and repurchase and special
    bonus plan(1).............................................................     9,390      1,473      3,063     5,342       383
                                                                                --------    -------    -------   -------   -------
     Total costs and expenses.................................................    28,336     27,512     37,587    50,196    54,313
                                                                                --------    -------    -------   -------   -------
Income (loss) from operations.................................................   (10,789)      (229)     1,082     2,834    16,454
Interest income...............................................................        --         --        122       786     1,114
                                                                                --------    -------    -------   -------   -------
Income (loss) before provision (benefit) for income taxes.....................   (10,789)      (229)     1,204     3,620    17,568
Provision (benefit) for income taxes(2).......................................    (1,076)       (23)       120       361     4,322
                                                                                --------    -------    -------   -------   -------
Net income (loss).............................................................  $ (9,713)   $  (206)   $ 1,084   $ 3,259   $13,246
                                                                                ========    =======    =======   =======   =======
Earnings (loss) per share--basic(2)...........................................  $  (0.78)   $ (0.02)   $  0.09   $  0.26   $  1.00
Weighted average shares outstanding--basic....................................    12,504     12,504     12,504    12,504    13,223
Earnings (loss) per share--diluted(2).........................................  $  (0.78)   $ (0.02)   $  0.08   $  0.22   $  0.83
Weighted average shares outstanding--diluted..................................    12,504     12,504     13,752    14,950    16,027

                                                                                             As of December 31,
                                                                                             ------------------

                                                                                  1995       1996      1997       1998       1999
                                                                                  ----       ----      ----       ----       ----
                                                                                                  (In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable
 securities...................................................................  $     --    $    --    $12,691   $16,104   $33,074
Deferred income taxes.........................................................     1,100        956      1,150     1,438     8,047
Working capital...............................................................    (3,530)    (4,645)    (5,005)   (8,721)  (11,610)
Total assets..................................................................    18,568     23,107     39,868    48,928    81,764
Deferred revenues.............................................................    15,382     21,696     31,474    39,061    55,436
Total stockholders' equity (deficit)..........................................    (7,205)    (7,411)    (5,042)   (8,147)   10,846


                                                                                                              December 31,
                                                                                                      ----------------------------
                                                                                                       1997        1998      1999
                                                                                                      ------      ------    ------
Other Operating Data:
Subscription programs.........................................................                               9        10        12
Member institutions(3)........................................................                           1,151     1,333     1,480
Total membership subscriptions(3).............................................                           1,808     2,263     2,790
Average subscription programs per member(3)...................................                            1.57      1.70      1.89
Program renewal rate(4).......................................................                              85%       85%       84%

_____________
(1) Prior to our spin-off from The Advisory Board Company in October 1997, The Advisory Board Company entered into agreements with certain employees to repurchase outstanding stock options at fixed amounts. For background information on the spin-off, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." We assumed the obligations under these agreements in the spin-off to the extent they were attributable to our employees. We reflect the charges relating to these agreements as stock option repurchase expenses over the required employment period ending December 31, 1998. In addition, we substituted our stock options for The Advisory Board Company stock options in the spin-off. The terms of the stock option substitution resulted in compensation expense being charged for the intrinsic value of certain stock options. We reflect these charges as stock option restructuring expenses over the vesting period of the options. We will continue to recognize compensation expense related to certain substitution agreements of approximately $0.4 million in 2000 and $0.2 million in 2001. Furthermore, in December 1998, we and our principal stockholder at the time agreed to make certain payments in the aggregate amount of $2.4 million to selected employees under a special bonus plan. We recorded the special bonus plan charge of $2.4 million at the time of the commitment in December 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Years Ended December 31, 1997, 1998 and 1999--Stock option restructuring and repurchase and special bonus plan."

(2) Prior to our initial public offering in February 1999, we had elected to be taxed under subchapter S of the Internal Revenue Code. In February 1999, we terminated our S corporation election and became subject to U.S. Federal and state income taxes at prevailing corporate rates. If we had elected to be taxed under subchapter C of the Internal Revenue Code for U.S. Federal and state income tax purposes beginning January 1, 1995 and recorded income tax expense using an annual effective rate of 41.0%, pro forma net income
     (loss) and basic and diluted earnings (loss) per share would have been $(6.4) million, $(0.51) and $(0.51), respectively, for 1995, $(0.1)
     million, $(0.01) and $(0.01), respectively, for 1996, $0.7 million, $0.06 and $0.05, respectively, for 1997, $2.1 million, $0.17 and $0.14, respectively, for 1998, and $10.4 million, $0.78 and $0.65, respectively, for 1999.

(3) This information includes our estimate of pending membership renewals and an estimate of members who will discontinue their membership prior to their annual renewal date in the subsequent year.

(4) For the year then ended. Program renewal rate is defined as the percentage of memberships renewed for the year, adjusted to reflect reductions in memberships resulting from mergers and acquisitions of members.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

     This discussion and analysis and the accompanying financial statements present our results of operations as if we had operated as a stand-alone entity in accordance with the accounting rules prescribed for "carve-out" financial statements. We were incorporated on September 11, 1997. Our business was operated as a division of The Advisory Board Company until October 31, 1997 when the business was contributed to us and spun-off to The Advisory Board Company's sole stockholder. On February 23, 1999, certain of our stockholders sold 9,415,280 shares of our common stock in an initial public offering. In addition, during the first fiscal quarter of 2000, certain of our stockholders sold 5,511,515 shares of our common stock in a secondary public offering.

     Subscription memberships, which are annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to our subscription programs are recorded initially as deferred revenues and then recognized pro rata over the subscription contract term.

     Over the last three years, our revenues have grown at a compound annual growth rate of 37.4% from $27.3 million in 1996 to $70.8 million in 1999, while costs have grown at a compound annual growth rate of 25.4% from $27.5 million in 1996 to $54.3 million in 1999, resulting in operating losses prior to 1997 and income from operations of $1.1 million, $2.8 million and $16.5 million for 1997, 1998 and 1999. We attribute the growth in revenues to an increase in the number of memberships which has been driven primarily by new sales for existing subscription programs and the introduction of new subscription programs. The increase in costs is a function of the growth in memberships and subscription programs and investments in certain administrative functions. Stock option restructuring and repurchase charges also affect costs as further explained below.

     One measure of our business is our annualized "Contract Value," which we calculate as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement, including an estimate of pending subscription membership renewals and an estimate of members who will discontinue their subscription membership prior to their annual renewal date in the subsequent year. Our experience is that a substantial portion of members renews subscriptions for an equal or higher level each year. Contract Value has grown at a compound annual growth rate of 31.3% over the past three years and was $80.6 million at December 31, 1999.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses and depreciation. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members and also include compensation expenses (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions.

Results of Operations

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

                                                                                       Year Ended December 31,
                                                                                      --------------------------
                                                                                        1997     1998     1999
                                                                                      --------  -------  -------
Revenues                                                                              100.0%     100.0%   100.0%
  Cost of services............................................................         51.8       47.8     40.4
                                                                                      -----      -----    -----
     Gross profit.............................................................         48.2       52.2     59.6
Costs and expenses:
  Member relations and marketing..............................................         21.0       22.0     21.9
  General and administrative..................................................         14.6       13.1     12.0
  Depreciation................................................................          1.9        1.7      1.9
  Stock option restructuring and repurchase and special bonus plan............          7.9       10.1      0.5
                                                                                      -----      -----    -----
     Total costs and expenses.................................................         45.4       46.9     36.3
                                                                                      -----      -----    -----
Income from operations........................................................          2.8        5.3     23.3
Interest income...............................................................          0.3        1.5      1.6
                                                                                      -----      -----    -----
Income before provision for income taxes......................................          3.1        6.8     24.9
Provision for income taxes....................................................          0.3        0.7      6.2
                                                                                      -----      -----    -----
Net income....................................................................          2.8%       6.1%    18.7%
                                                                                      =====      =====    =====

Years Ended December 31, 1997, 1998 and 1999

     Revenues. Total revenues increased 37.1% from $38.7 million for 1997 to $53.0 million for 1998, and 33.4% to $70.8 million for 1999. The increase in revenues was primarily attributable to increased sales of subscriptions for existing research programs, the introduction of new subscription programs and, to a lesser degree, price increases. We introduced two new subscription programs in 1997, one new subscription program in 1998 and two new subscription programs in 1999.

     Cost of services. Cost of services increased 26.6% from $20.0 million for 1997 to $25.4 million for 1998, and 12.7% to $28.6 million for 1999. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base across all programs. Cost of services as a percentage of revenues decreased from 51.8% for 1997 to 47.8% for 1998, and to 40.4% for 1999. This decrease was attributable to the fixed nature of the production costs of best practices research studies, as growth in the number of subscription memberships does not significantly affect these costs.

     Member relations and marketing. Member relations and marketing costs increased 44.0% from $8.1 million for 1997 to $11.7 million for 1998, and 33.0% to $15.5 million for 1999. The increase in member relations and marketing costs was primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although we have added member relations and marketing resources to increase revenues, member relations and marketing costs have remained largely consistent as a percentage of total revenues from 1997 to 1999.

     General and administrative. General and administrative expenses increased 22.3% from $5.7 million for 1997 to $6.9 million for 1998, and 22.6% to $8.5 million for 1999. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support our overall growth. Although general and administrative expenses have increased, general and administrative expenses have decreased as a percentage of total revenues from 1997 to 1999 due to the relatively fixed nature of many of these costs.

     Depreciation. Depreciation expense increased 22.6% from $0.7 million for 1997 to $0.9 million for 1998, and 48.9% to $1.3 million for 1999. The increase in depreciation expense was due to purchases of computer and telephone equipment, software and office furniture and capitalization of leasehold improvements for the new office facilities required to support organizational growth.

     Stock option restructuring and repurchase and special bonus plan. We recognized $3.1 million, $2.9 million, and $0.4 million for 1997, 1998 and 1999 related to stock option agreements in existence at the time of the spin-off. In connection with the spin-off, we executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. These substitution agreements resulted in compensation expense being recognized by us over the vesting period. We will continue to recognize compensation expense related to certain substitution agreements estimated at $0.4 million in 2000 and $0.2 million in 2001. In addition, in December 1998, we and our principal stockholder agreed to make payments in an aggregate amount of $2.4 million to selected employees under a special bonus plan, and we recorded the full amount of that charge at that time.

     Provision for income taxes. We recorded a provision for income taxes of $0.1 million, $0.4 million, and $4.3 million for 1997, 1998 and 1999. Prior to February 22, 1999, we were treated as an S corporation for Federal income tax purposes and recognized income taxes only related to the District of Columbia. However, just prior to our initial public offering, we terminated our S corporation status and are now subject to Federal and state income taxes at prevailing corporate rates. The difference in the effective income tax rates for 1997, 1998 and 1999 primarily reflects the termination of the S corporation status just prior to the initial public offering in February 1999 and the benefit of Federal income tax incentives associated with the location of our new office facilities. If we had elected to be taxed under subchapter C of the Internal Revenue Code for U.S. Federal and state income tax purposes beginning January 1, 1997 and recorded income tax expense using an annual effective rate of 41.0%, pro forma net income and basic and diluted earnings per share would have been $0.7 million, $0.06 and $0.05 for 1997, $2.1 million, $0.17 and $0.14 for 1998 and $10.4 million, $0.78 and $0.65 for 1999.

     Gross profit trend. Historically, the gross margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the cost of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross margin for 1999 may not be indicative of future results.

Liquidity and Capital Resources

     We have financed our operations to date through funds generated from operating activities. Subscription memberships, which are annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of subscription memberships has resulted historically in operating activities generating net positive cash flows. We generated net cash flows from operating activities of $13.6 million, $17.8 million and $26.3 million for 1997, 1998 and 1999. For 1997 and 1998, operating cash flow was generated primarily by increased revenues and related changes in the balance sheet accounts. For 1999, operating cash flow was generated primarily by increased revenues, the use of tax deductions associated with the exercise of non-qualified stock options and related changes in the balance sheet accounts. As of December 31, 1998 and 1999, we had cash, cash equivalents and marketable securities of $16.1 million and $33.1 million. Management expects that its current cash and cash equivalents and marketable securities balances and net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for at least the next 12 months.

     Net cash flows used in investing activities during 1997, 1998 and 1999 were $11.8 million, $2.2 million and $11.4 million. Net cash flows used in investing activities during 1997 were attributable to the additional investment in property and equipment of $1.5 million, the lending of $6.5 million under a note agreement to our previous sole stockholder and the purchase (sale) of marketable securities of $3.8 million. Net cash flows used in investing activities during 1998 were attributable primarily to the additional investment in property and equipment of $2.1 million. Net cash flows used in investing activities during 1999 related to the additional investment in property and equipment of $7.3 million and the purchase (sale) of marketable securities of $10.6 million offset by the repayment of a note receivable from our previous sole stockholder.

     Net cash flows provided by financing activities during 1997 were $7.2 million. Net cash flows used in financing activities during 1998 and 1999 were $12.3 million and $7.4 million. Net cash flows provided by financing activities during 1997 were attributable to the administrative and facilities management services provided to us by The Advisory Board Company. Amounts owed to or to be received from The Advisory Board Company are recorded in the due to/due from affiliate account. Net cash flows used in financing activities during 1998 were attributable to the payment to The Advisory Board Company for the administrative and facilities management services provided to us, the distribution to our previous sole stockholder of $6.9 million to pay income taxes on our S corporation earnings and to distribute our estimated undistributed taxed or taxable earnings, and the payment of $2.6 million for stock option agreements with certain employees prior to the spin-off relating to the repurchase of stock options at fixed amounts. Net cash flows used in financing activities during 1999 were attributable to agreements with certain employees prior to the spin-off relating to the repurchase of stock options at fixed amounts. We paid $3.1 million related to these agreements in 1999, and are obligated to pay an additional $4.7 million in 2000. We also distributed $4.0 million to our previous sole stockholder. In addition, we paid $1.7 million in expenses related to our initial public offering, which is treated for accounting purposes as a distribution to our previous sole stockholder.

     During the first fiscal quarter of 2000, certain of our stockholders sold 5,511,515 shares of our common stock in a secondary public offering. Subsequent to the secondary public offering, the former sole stockholder owns no shares of the Company's common stock. As a result of the exercise by employees of options to purchase an aggregate of 1,798,055 shares of common stock sold in the secondary offering, we received $4.5 million in cash in payment of the option exercise prices. In addition, we incurred compensation expense in the first fiscal quarter of $0.9 million reflecting additional Federal Insurance Corporation Act taxes that we will become obligated to pay as a result of the taxable income that our employees received upon exercise of these options. We incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased our deferred tax asset by $28.2 million to reflect allowable tax deductions that will be realized in the determination of our income tax liability. We expect to be able to use this deferred tax asset to reduce our future income tax payments. Although our provision for income taxes for financial reporting purposes will not change, our actual cash payments will be reduced as we utilize our deferred tax asset. As a result of the receipt of cash for the exercise of options, the incurrence of additional compensation expense and the recognition of deferred tax asset, our stockholders' equity will increase by $31.7 million. If these options had been exercised on December 31, 1999 using the last reported sales price of our common stock at December 31, 1999 of $55.875 per share, our fully diluted shares outstanding would have increased by approximately 753,000 shares.

     We have obtained a commitment for a $10.0 million, 12-month revolving line of credit from a commercial bank. In addition, we have entered into a $1.3 million letter of credit agreement, expiring June 2003, with a commercial bank to provide a security deposit for our office space lease. We pledged certain of our assets as collateral under the letter of credit agreement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk primarily through our portfolio of cash equivalents and marketable securities, which is designed for safety of principal and liquidity and consists primarily of Washington, D.C. municipal and agency fixed income securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

Item 8. Financial Statements and Supplementary Data.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The Corporate Executive Board Company:

     We have audited the accompanying balance sheets of The Corporate Executive Board Company (formerly The Corporate Advisory Board Company and a division of The Advisory Board Company until October 31, 1997) as of December 31, 1998 and 1999, and the related statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Corporate Executive Board Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                  /s/ Arthur Andersen LLP

Washington, D.C.
January 31, 2000

                     THE CORPORATE EXECUTIVE BOARD COMPANY

                                BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                    December 31,
                                                                                                --------------------
                                                                                                  1998       1999
                                                                                                ---------  ---------
                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..............................................................       $12,232    $19,726
   Marketable securities..................................................................         3,872         --
   Receivables:
        Membership fees receivable, net...................................................        17,165     26,603
        Due from stockholder..............................................................         6,500         --
        Due from affiliate................................................................           350         --
   Other assets...........................................................................           383      1,318
   Deferred income taxes, net.............................................................         1,438      8,047
   Deferred offering costs................................................................         1,251         --
   Deferred incentive compensation........................................................         2,023      2,801
                                                                                                 -------    -------
              Total current assets........................................................        45,214     58,495
                                                                                                 -------    -------
MARKETABLE SECURITIES.....................................................................            --     13,348
PROPERTY AND EQUIPMENT, NET...............................................................         3,714      9,921
                                                                                                 -------    -------
              Total assets................................................................       $48,928    $81,764
                                                                                                 =======    =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities...............................................       $ 5,159    $ 6,041
   Accrued incentive compensation.........................................................         2,661      3,877
   Due to affiliate.......................................................................            --         41
   Stock option repurchase and special bonus plan liability...............................         7,054      4,710
   Deferred revenues......................................................................        39,061     55,436
                                                                                                 -------    -------
              Total current liabilities...................................................        53,935     70,105
                                                                                                 -------    -------
OTHER LIABILITIES.........................................................................            --        813
LONG-TERM STOCK OPTION REPURCHASE LIABILITY...............................................         3,140         --
                                                                                                 -------    -------
              Total liabilities...........................................................        57,075     70,918
                                                                                                 -------    -------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, par value $0.01; 5,000,000 shares authorized,
     no shares issued and outstanding.....................................................            --         --
   Common stock, par value $0.01; 100,000,000 shares authorized and
     12,504,400 and 13,569,960 shares issued and outstanding as of
     December 31, 1998 and 1999, respectively.............................................           125        136
   Additional paid-in-capital.............................................................         2,646        269
   Deferred compensation..................................................................          (953)      (570)
   Retained earnings (deficit)............................................................        (9,965)    11,691
   Accumulated elements of comprehensive income...........................................            --       (680)
                                                                                                 -------    -------
              Total stockholders' equity (deficit)........................................        (8,147)    10,846
                                                                                                 -------    -------
              Total liabilities and stockholders' equity (deficit)........................       $48,928    $81,764
                                                                                                 =======    =======



                See accompanying notes to financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

                              STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                              Year ended December 31,
                                                                                            ----------------------------
                                                                                              1997      1998      1999
                                                                                            --------  --------  --------
REVENUES..................................................................................   $38,669   $53,030   $70,767
  Cost of services........................................................................    20,036    25,373    28,602
                                                                                             -------   -------   -------
GROSS PROFIT..............................................................................    18,633    27,657    42,165
                                                                                             -------   -------   -------
COSTS AND EXPENSES:
  Member relations and marketing..........................................................     8,106    11,676    15,525
  General and administrative..............................................................     5,660     6,920     8,485
  Depreciation............................................................................       722       885     1,318
  Stock option restructuring and repurchase and special bonus plan........................     3,063     5,342       383
                                                                                             -------   -------   -------
      Total costs and expenses............................................................    17,551    24,823    25,711
                                                                                             -------   -------   -------
INCOME FROM OPERATIONS....................................................................     1,082     2,834    16,454
INTEREST INCOME...........................................................................       122       786     1,114
                                                                                             -------   -------   -------
INCOME BEFORE PROVISION FOR INCOME TAXES..................................................     1,204     3,620    17,568
PROVISION FOR INCOME TAXES................................................................       120       361     4,322
                                                                                             -------   -------   -------
NET INCOME................................................................................   $ 1,084   $ 3,259   $13,246
                                                                                             =======   =======   =======
EARNINGS PER SHARE:
  Basic...................................................................................   $  0.09   $  0.26   $  1.00
  Diluted.................................................................................   $  0.08   $  0.22   $  0.83

WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF
 EARNINGS PER SHARE:
  Basic...................................................................................    12,504    12,504    13,223
  Diluted.................................................................................    13,752    14,950    16,027



                See accompanying notes to financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    Year ended December 31,
                                                                                                -------------------------------
                                                                                                  1997       1998       1999
                                                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................................................................  $  1,084   $  3,259   $ 13,246
 Adjustments to reconcile net income to net cash flows provided by operating activities:
   Depreciation...............................................................................       722        885      1,318
   Tax deductions resulting from the exercise of common stock options.........................        --         --      5,385
   Deferred income taxes......................................................................      (194)      (288)    (1,458)
   Stock option restructuring and repurchase..................................................     3,063      5,342        383
   Changes in operating assets and liabilities:
     Membership fees receivable, net..........................................................    (1,902)    (1,369)    (9,438)
     Other assets.............................................................................      (122)      (261)      (935)
     Deferred incentive compensation..........................................................      (226)      (927)      (778)
     Deferred revenues........................................................................     9,778      7,587     16,375
     Accounts payable and accrued liabilities.................................................       984      2,777      1,115
     Accrued incentive compensation...........................................................       365        762      1,216
     Other liabilities........................................................................        --         --        813
     Special bonus plan.......................................................................        --         --       (960)
                                                                                                --------   --------   --------
       Net cash flows provided by operating activities........................................    13,552     17,767     26,282
                                                                                                --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) disposal of property and equipment, net..........................................    (1,530)    (2,086)    (7,282)
  Receivable from stockholder.................................................................    (6,500)        --      6,500
  (Purchase) sale of marketable securities, net...............................................    (3,754)      (118)   (10,610)
                                                                                                --------   --------   --------
       Net cash used in investing activities..................................................   (11,784)    (2,204)   (11,392)
                                                                                                --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in payable to/due from affiliate.....................................................     7,189     (1,857)       391
  Distributions to stockholder................................................................       (20)    (6,870)    (4,000)
  Proceeds from the exercise of common stock options..........................................        --         --        995
  Payment of offering costs...................................................................        --       (951)    (1,698)
  Stock option repurchases....................................................................        --     (2,590)    (3,084)
                                                                                                --------   --------   --------
       Net cash provided by (used in) financing activities....................................     7,169    (12,268)    (7,396)
                                                                                                --------   --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................................................     8,937      3,295      7,494
Cash and cash equivalents, beginning of period................................................        --      8,937     12,232
                                                                                                --------   --------   --------
Cash and cash equivalents, end of period......................................................  $  8,937   $ 12,232   $ 19,726
                                                                                                ========   ========   ========

                See accompanying notes to financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

             For the years ended December 31, 1997, 1998, and 1999
                      (In thousands, except share amounts)


                                                                                                                 Accumu-
                                                                                                                  lated
                                          Preferred           Common                                           elements of
                                            stock             stock         Additional   Deferred   Retained     compre-
                                        --------------  ------------------   paid-in-     compen-   earnings     hensive
                                        Shares  Amount    Shares    Amount    capital     sation    (deficit)     income
                                        ------  ------  ----------  ------  -----------  ---------  ---------  ------------
Balance at December 31, 1996.......         --  $   --          --    $ --    $     --    $    --    $(7,411)  $        --
  Distributions to
   stockholder.....................         --      --          --      --          --         --        (20)           --
  Division spin-off................         --      --  12,504,400     125          --         --         (7)           --
  Deferred compensation
   pursuant to substitution of
   stock options...................         --      --          --      --       2,646     (1,459)        --            --
  Net income.......................                 --          --      --          --         --      1,084            --
                                        ------  ------  ----------    ----    --------    -------    -------   -----------
Balance at December 31, 1997.......         --      --  12,504,400     125       2,646     (1,459)    (6,354)           --
                                        ------  ------  ----------    ----    --------    -------    -------   -----------
  Distributions to
   stockholder.....................         --      --          --      --          --         --     (6,870)           --
  Amortization of deferred
   compensation....................         --      --          --      --          --        506         --            --
  Net income.......................                 --          --      --          --         --      3,259            --
                                        ------  ------  ----------    ----    --------    -------    -------   -----------
Balance at December 31, 1998.......         --      --  12,504,400     125       2,646       (953)    (9,965)           --
                                        ------  ------  ----------    ----    --------    -------    -------   -----------
  Distributions to
   (contributions
   from) stockholder, net..........         --      --          --      --          --         --     (6,519)           --
  Net income--pre-termination
   of S corporation status.........         --      --          --      --          --         --      1,555            --
  Termination of S corporation
   status..........................         --      --          --      --     (14,929)        --     14,929            --
  Issuance of common stock
   under special bonus plan........         --      --          --      --       1,440         --         --            --
  Issuance of common stock
   upon the exercise of stock
   options.........................         --      --   1,065,560      11         984         --         --            --
  Tax benefits related to the
   exercise of stock options.......         --      --          --      --      10,128         --         --            --
  Amortization of deferred
   compensation....................         --      --          --      --          --        383         --            --
  Unrealized losses on
   available-for-sale
   marketable securities, net
   of tax..........................         --      --          --      --          --         --         --          (680)
  Net income--post-
   termination of
   S corporation status............         --      --          --      --          --         --     11,691            --
                                        ------  ------  ----------    ----    --------    -------    -------   -----------
Balance at December 31, 1999.......         --  $   --  13,569,960    $136    $    269    $  (570)   $11,691   $      (680)
                                        ======  ======  ==========    ====    ========    =======    =======   ===========


                                                     Annual
                                                     Compre-
                                                     hensive
                                         Total       income
                                       ---------    ---------
Balance at December 31, 1996.......     $(7,411)     $    --
  Distributions to
   stockholder.....................         (20)          --
  Division spin-off................         118           --
  Deferred compensation
   pursuant to substitution of
   stock options...................       1,187           --
  Net income.......................       1,084        1,084
                                        -------      -------
Balance at December 31, 1997.......      (5,042)       1,084
                                        -------      =======
  Distributions to
   stockholder.....................      (6,870)          --
  Amortization of deferred
   compensation....................         506           --
  Net income.......................       3,259        3,259
                                        -------      -------
Balance at December 31, 1998.......      (8,147)       3,259
                                        -------      =======
  Distributions to
   (contributions
   from) stockholder, net..........      (6,519)          --
  Net income--pre-termination
   of S corporation status.........       1,555        1,555
  Termination of S corporation
   status..........................          --           --
  Issuance of common stock
   under special bonus plan........       1,440           --
  Issuance of common stock
   upon the exercise of stock
   options.........................         995           --
  Tax benefits related to the
   exercise of stock options.......      10,128           --
  Amortization of deferred
   compensation....................         383           --
  Unrealized losses on
   available-for-sale
   marketable securities, net
   of tax..........................        (680)        (680)
  Net income--post-
   termination of
   S corporation status............      11,691       11,691
                                        -------      -------
Balance at December 31, 1999.......     $10,846      $12,566
                                        =======      =======


                See accompanying notes to financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

                         NOTES TO FINANCIAL STATEMENTS

1.   Description of operations

     The Corporate Executive Board Company (the "Company") provides "best practices" research and analysis focusing on corporate strategy, operations and general management issues. Best practice research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and on-line access to the program's content database and other services.


2.   Spin-off, recapitalization and initial public offering

     The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). Prior to the Spin-off, the Company did not maintain separate bank accounts and all cash receipts and disbursements were made via The Advisory Board Company and are reflected as changes in due to/ due from affiliate. Subsequent to the Spin-off, the Company is responsible for its own cash management and records amounts owed to The Advisory Board Company in due to/ due from affiliate.

     On February 23, 1999, 9,415,280 shares of common stock of the Company were sold by the sole stockholder and certain optionholders in an initial public offering (the "Initial Public Offering"). The Company did not directly receive any of the proceeds from the sale of common stock by the selling stockholders pursuant to the Initial Public Offering. In addition, immediately prior to the Initial Public Offering, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of Class A Stock and Class B Stock to 17,200 shares and 13,171,760 shares, respectively, and to authorize 100,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock, each with a par value of $0.01 per share. In addition, to facilitate the Initial Public Offering, the Company effected a 17.2-for-1 stock split of the shares of Class A Stock and Class B Stock in the form of a stock dividend. The Class A Stock and the Class B Stock were converted into Common Stock contemporaneously with the Initial Public Offering. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to these events.


3.   Summary of significant accounting policies

   Cash equivalents and marketable securities

     Marketable securities that mature within three months of purchase are classified as cash equivalents. Investments with maturities of more than three months are classified as marketable securities. As of December 31, 1998 and 1999, the Company's marketable securities consisted of fixed income securities. Effective January 1, 1999, the Company classified its marketable securities as available-for-sale securities. Unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income within stockholders' equity (deficit). Prior to January 1, 1999, the Company classified its marketable securities as trading securities. The unrealized holding gains and losses at the date the marketable securities were transferred to the available-for-sale classification from the trading classification, have already been recognized into earnings and will not be reversed.


  Property and equipment and leasehold improvements

     Property and equipment are stated at cost, less accumulated depreciation. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Property and equipment depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to eleven years.

     The costs of leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their useful lives or the lease term.

   Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company believes that no such impairment exists as of December 31, 1999.


   Revenue recognition

     Membership fees are recognized ratably over the term of the related membership, which is generally twelve months. Membership fees are generally billable when the member signs a letter of agreement. Certain membership fees are billed on an installment basis. The Company's policy is to record the full amount of membership fees receivable and related deferred revenue when a member signs a letter of agreement.


   Commission expense recognition

     Certain incentive compensation expenses related to the negotiation of new and renewal memberships are deferred and are amortized over the term of the related memberships.


   Earnings per share

     Basic earnings per share is computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. The number of weighted average common share equivalents outstanding is determined in accordance with the treasury-stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. Weighted-average shares outstanding for the year ended December 31, 1997 was calculated assuming that the capital structure established at the date of the Spin-off was in effect during that period. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

                                                                                                    Year Ended December 31,
                                                                                                    -----------------------
                                                                                                     1997     1998    1999
                                                                                                    -------  ------  ------
Basic weighted average common shares outstanding..................................................   12,504  12,504  13,223
Weighted average common share equivalents outstanding.............................................    1,248   2,446   2,804
                                                                                                     ------  ------  ------
Diluted weighted average common shares outstanding................................................   13,752  14,950  16,027
                                                                                                     ======  ======  ======


   Concentrations of credit risk

     Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of membership fees receivable and marketable securities. Although the Company believes that the diversity of its large membership base has historically minimized the risk of incurring material losses due to concentrations of credit risk, the Company may be exposed to a declining membership base in periods of market downturns, severe competition or international developments.

     The Company generates revenues from members located outside the United States. For the years ending December 31, 1997, 1998, and 1999, approximately 31%, 33%, and 31% of revenues, respectively, were generated from members located outside the United States. Sales to customers in European countries for the years ended December 31, 1997, 1998, and 1999 were approximately 13%, 15%, and 15%, respectively, with no other geographic area representing more than 10% of revenues in any period. No one member accounted for more than 2% of revenues for any period presented.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

     In addition, the Company maintains a portfolio of marketable securities which consist primarily of Washington, D.C. municipal and agency fixed income securities. The fixed income securities are issued by institutions which operate within many different industries. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these marketable securities.

   Fair value of financial instruments

     The fair value of current assets and current liabilities approximates their carrying value due to their short maturity.

   Income taxes

     Deferred income taxes are determined on the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and tax rates on the date of the enactment of the change.

   Research and development expenses

     Costs related to the research and development of new company programs are expensed when incurred.

   Reclassification of prior-years' balances

     Prior-years' balances have been reclassified to conform with the current-year presentation.

   Use of estimates in preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from those estimates.


4.   Transactions with affiliates

   Administrative support and management services

     The Advisory Board Company provides the Company with limited administrative support services. Subsequent to the Spin-off, fees are charged to the Company for these services in accordance with an Administrative Services Agreement (the "ASA"). The term of the ASA expires on December 31, 2000. The ASA provides for fees based on either direct costs, costs per certain transaction, headcount, or a fixed cost per month. For periods prior to the Spin-off, the Company allocated the costs for administrative support services using methodologies designed to consistently apply the provisions of the ASA (e.g., direct costs, revenue activity drivers, or headcount). In management's opinion, the cost allocation methodology developed approximates the cost of internally providing or externally sourcing such services and, therefore, represents what the costs would be on a stand-alone basis.

     Management cost allocations consisting primarily of senior executive costs allocated by DGB Enterprises, Inc., a separate entity controlled by the Company's principal stockholder, are charged to the Company (pre and post Spin-off) based on an allocation of time spent on the Company's activities by each executive monthly. In management's opinion, the allocations represent what the costs would be on a stand-alone basis.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

Due from (due to) affiliate

     Activity in the due from (due to) affiliate is as follows (in thousands):

                                                                                                        Year Ended December 31,
                                                                                                     ------------------------------
                                                                                                       1997       1998       1999
                                                                                                     ---------  ---------  --------
       Balance at beginning of period..............................................................   $ 5,682    $(1,507)  $   350
       Costs allocated to the Company:
          The Advisory Board Company...............................................................    (5,502)    (4,931)   (1,595)
          DGB Enterprises, Inc.....................................................................    (1,490)    (1,211)       --
       Cash transfers from the Company to The Advisory Board Company...............................     4,079     14,513     3,169
       Cash transfers to the Company from The Advisory Board Company...............................    (4,276)    (6,514)   (1,965)
                                                                                                      -------    -------   -------
       Balance at end of period....................................................................   $(1,507)   $   350   $   (41)
                                                                                                      =======    =======   =======


5.   Membership fees receivable

     Membership fees receivable consist of the following (in thousands):

                                                                                                                As of December 31,
                                                                                                               --------------------
                                                                                                                 1998       1999
                                                                                                               ---------  ---------
       Billed membership fees receivable.....................................................................   $13,339    $23,328
       Unbilled membership fees receivable...................................................................     5,059      4,616
                                                                                                                -------    -------
                                                                                                                 18,398     27,944
       Allowance for doubtful accounts.......................................................................    (1,233)    (1,341)
                                                                                                                -------    -------
          Membership fees receivable, net....................................................................   $17,165    $26,603
                                                                                                                =======    =======


6.   Receivable from stockholder

     The Company held a promissory note in the amount of $6.5 million from its then sole stockholder prior to the Initial Public Offering that was due and payable on October 31, 2007. Interest of 7% on the outstanding promissory note balance was payable semiannually on each May 1 and November 1. The stockholder repaid the note in 1999 using proceeds from the Initial Public Offering.


7.   Property and equipment

     Property and equipment consist of the following (in thousands):

                                                                                                               As of December 31,
                                                                                                              --------------------
                                                                                                                1998       1999
                                                                                                              ---------  ---------
       Furniture, fixtures, and equipment..................................................................    $ 4,636    $ 8,310
       Leasehold improvements..............................................................................      1,272      5,213
                                                                                                               -------    -------
                                                                                                                 5,908     13,523
       Accumulated depreciation............................................................................     (2,194)    (3,602)
                                                                                                               -------    -------
          Property and equipment, net......................................................................    $ 3,714    $ 9,921
                                                                                                               =======    =======

                     THE CORPORATE EXECUTIVE BOARD COMPANY

8.   Income taxes

     The Company was an S corporation for Federal income tax purposes until immediately prior to the Initial Public Offering. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on the sole stockholder's Federal income tax return. However, as the District of Columbia does not recognize S corporation status, income taxes related to the District of Columbia were provided for within the Company's financial statements prior to the Initial Public Offering. Just prior to the Initial Public Offering, the Company terminated its S corporation status and is now subject to Federal and state income taxes at prevailing corporate rates. As a result, the Company recorded a one-time deferred income tax benefit of $2.7 million due to the change in tax status. The one-time deferred income tax benefit is reflected in net income for the year ended December 31, 1999, as a reduction of the provision for income taxes. If the Company had been a C corporation for U.S. Federal and state income tax purposes since January 1, 1997 and recorded income taxes using an annual effective rate of 41.0%, pro forma net income and basic and diluted earnings per share would have been $0.7 million (unaudited), $0.06 (unaudited) and $0.05 (unaudited) for the year ended December 31, 1997, $2.1 million (unaudited), $0.17 (unaudited) and $0.14 (unaudited) for the year ended December 31, 1998, and $10.4 million (unaudited), $0.78 (unaudited) and $0.65 (unaudited) for the year ended December 31, 1999.

     The provision for income taxes consists of the following (in thousands):

                                                                                                  Year Ended December 31,
                                                                                                 --------------------------
                                                                                                  1997     1998      1999
                                                                                                 -------  -------  --------
     Current...................................................................................   $ 314    $ 649   $ 5,780
     Deferred..................................................................................    (194)    (288)   (1,458)
                                                                                                  -----    -----   -------
          Provision for income taxes...........................................................   $ 120    $ 361   $ 4,322
                                                                                                  =====    =====   =======

     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. Federal income tax statutory rates to income before provision for income taxes as follows:

                                                                                                                    Year Ended
                                                                                                                   December 31,
                                                                                                                       1999
                                                                                                                   -------------
     Statutory U.S. Federal income tax rate......................................................................          35.0%
     State income tax, net of U.S. Federal income tax benefit....................................................           6.5
     Termination of S corporation status.........................................................................         (15.6)
     Phase-in rate differential..................................................................................          (4.0)
     Other permanent differences.................................................................................           2.7
                                                                                                                          -----
          Effective tax rate.....................................................................................          24.6%
                                                                                                                          =====

     The statutory state and effective income tax rates reflected in the provision for income taxes are both 9.975% for the years ended December 31, 1997 and 1998.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                                                                              As of December 31,
                                                                                                              ------------------
                                                                                                                1998      1999
                                                                                                              --------  --------
     Deferred tax assets:
          Deferred compensation agreements..................................................................    $1,167    $1,608
          Tax deduction resulting from the exercise of common stock options.................................        --     4,744
          Financial reporting reserves......................................................................       123       568
          Stock option restructuring and repurchase.........................................................       265     1,050
          Employee benefits.................................................................................        20       301
          Unrealized losses on available-for-sale securities................................................        --       454
          Other.............................................................................................        65       484
                                                                                                                ------    ------
               Total deferred tax assets....................................................................     1,640     9,209
                                                                                                                ------    ------
     Deferred tax liabilities:
          Deferred incentive compensation...................................................................       202     1,162
                                                                                                                ------    ------
               Deferred tax assets, net.....................................................................    $1,438    $8,047
                                                                                                                ======    ======

     Management believes that the Company likely will utilize these net deferred tax assets to reduce future income tax expense.


9.   Comprehensive income (loss)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income
(loss). For the year ended December 31, 1999, the element within comprehensive income consists solely of unrealized losses on available-for-sale securities. At December 31, 1999, unrealized losses on available-for-sale securities amounted to approximately $1.1 million. The related tax effect allocated to the unrealized losses on available-for-sale securities included in comprehensive income is approximately $454,000. There was no difference between net income and comprehensive income for the years ended December 31, 1997 and 1998.


10.  Defined contribution 401(k) plan

     In fiscal 1993, The Advisory Board Company began sponsoring a defined contribution 401(k) Plan (the "Plan") in which the Company's employees participate. Pursuant to the Plan, all employees who have reached the age of twenty-one are eligible to participate. The sponsor provides contributions equal to 25% of an employee's contribution up to a maximum of 4% of base salary. Contributions to the Plan for the Company's participants were approximately $79,000, $112,000 and $159,000, during the years ending December 31, 1997, 1998, and 1999, respectively. In September 1998, the Company established a defined contribution 401(k) Plan (the "New Plan") with the same provisions as The Advisory Board Company Plan. As of September 1, 1998, participants' accounts were transferred to the New Plan and subsequent participant and Company contributions were made directly to the New Plan.


11.  Stock option plans

   Background

     On March 1, 1994, The Advisory Board Company adopted the Stock-Based Incentive Compensation Plan (the "Original Plan") to provide for granting of incentive stock options ("Original Options"). The Original Plan

                     THE CORPORATE EXECUTIVE BOARD COMPANY
entitled certain employees to purchase shares of The Advisory Board Company's Class B Nonvoting Common Stock at a price equal to at least the fair market value of The Advisory Board Company's stock on the date of grant. The Original Options were exercisable on the date ten years after the date of grant, subject to acceleration upon the occurrence of certain events that would alter the current ownership of The Advisory Board Company, including an initial public offering or private sale.


  Liquid Markets Agreements

     On March 31, 1995, The Advisory Board Company and existing optionees adopted the Liquid Markets Agreements ("Liquid Markets Agreements") to provide the optionees an opportunity to (i) sell all or a portion of their Original Options to The Advisory Board Company immediately and/or (ii) modify all or a portion of their Original Options in accordance with the terms and conditions of the Continuing Stock-Based Incentive Compensation Plan, which is described below (the "Continuing Option Plan").

     The Liquid Markets Agreements provided for the designation of Original Options as described above and governed the payments to be made to the optionees for options sold ("Sold Options"). For the options elected to be sold, The Advisory Board Company was committed to pay an initial payment of $55 per option, minus the exercise price, in two installments (25% no later than December 31, 1995, and 75% no later than December 31, 1996). The Advisory Board Company was also obligated to pay the optionee an additional payment (the "Earn Out Payment") based on The Advisory Board Company's income from operations for the fiscal year ending March 31, 1998.

     In March 1997, The Advisory Board Company amended the Liquid Markets Agreements to provide for (1) guaranteed versus variable Earn Out Payments, (2) revised payment schedules, (3) revised employment requirements, and (4) in limited instances, the ability to put current options retroactively into the Liquid Markets plan.

     In December 1998, the Company amended the Liquid Markets Agreements relating to its employees by eliminating the future employment requirements. The Company recognized approximately $1.8 million and $2.4 million in compensation expense related to the Liquid Markets Agreements in years 1997, and 1998, respectively. There are no earnings charges subsequent to December 31, 1998, related to these agreements. The Company's obligation under the Liquid Markets Agreements is reflected in stock option repurchase and special bonus plan liability in the accompanying balance sheets. At December 31, 1999, the future cash commitments related to the Liquid Markets Agreements were approximately $4.7 million. In January 2000, the Company paid approximately $1.6 million in accordance with the Liquid Markets Agreements.

  Stock-Based Incentive Compensation Plan

     Adopted on March 31, 1995, the Continuing Option Plan amended and restated the Original Plan and formalized the terms and conditions of the remaining modified options (the "Continuing Options"). In conjunction with the Spin-off, The Advisory Board Company executed Substitution Agreements with each of the employees of the Company participating in the Continuing Option Plan. The Substitution Agreement provided for the exchange of The Advisory Board Company Continuing Options for options in the Company (the "Options") granted under the Company's Stock-Based Incentive Compensation Plan (the "Current Plan"), which was adopted at the time of the Spin-off. The Options generally become exercisable 50% in February 2000, 30% in February 2001 and 20% in February 2002. The Current Plan provides for the issuance of options to purchase up to 5,504,000 shares of common stock. As of December 31, 1999, approximately 4,273,320 shares had been issued or were subject to Options under the Current Plan. The Options expire between April 2001 and March 2009.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

     The terms of the Substitution Agreement resulted in a new measurement date for 1,855,880 options held by employees of the Company, resulting in the recognition of compensation expense. The compensation expense is being recognized over the related vesting period. The compensation expense is reflected in stock option restructuring and repurchase and special bonus plan in the accompanying statements of income and was approximately $1.3 million, $500,000, and $380,000 for the years ending December 31, 1997, 1998, and 1999, respectively. The Company will continue to recognize compensation expense related to certain substitution agreements in the years ending 2000 and 2001. The recognition of compensation expense was not required for the remaining 1,421,993 options outstanding at the time of the Spin-off.


  1999 Stock Option Plan

     On February 18, 1999, the Company adopted the 1999 Stock Option Plan ("1999 Plan"), which reserves 1,892,000 shares of common stock for issuance. During 1999, the Company granted 738,500 common stock options under the 1999 Plan at a weighted average exercise price of $19.60 per share.


  Directors' Stock Option Plan

     On December 14, 1998, the Company adopted the Directors' Stock Plan ("Directors' Plan"), which reserves 430,000 shares of common stock for issuance. During 1999, the Company granted 36,120 common stock options under the Directors' Plan at a weighted average exercise price of $14.24 per share.


  Transactions

     The following table summarizes the changes in common stock options under employee common stock option plans described above:

                                                                                  Number      Exercise Price   Weighted-Average
                                                                                of Options      per Share       Exercise Price
                                                                                -----------  ----------------  ----------------
The Advisory Board Company Original Options:
     Outstanding at December 31, 1996.........................................     174,475    $15.00 - $70.00            $49.15
        Options granted.......................................................      17,500              74.00             74.00
        Options sold under Liquid Markets
           Agreement..........................................................     (18,000)    15.00 -  30.00             17.92
        Options cancelled.....................................................      (5,000)             63.00             63.00
                                                                                ----------    ---------------            ------
     Outstanding prior to Spin-Off Transaction................................     168,975    $15.00 - $74.00            $53.59
                                                                                ==========    ===============            ======
  Company Options:
     Outstanding subsequent to Spin-Off Transaction, re-
       lated substitution and recapitalization................................   3,277,873    $ 0.06 - $ 1.28            $ 0.77
        Options granted.......................................................   1,407,407      2.03 -   2.73              2.18
                                                                                ----------    ---------------            ------
     Outstanding at December 31, 1997.........................................   4,685,280      0.06 -   2.73              1.19
        Options granted.......................................................     865,160      2.73 -  14.24              7.30
        Options cancelled.....................................................    (211,560)     2.03 -   2.73              2.14
                                                                                ----------    ---------------            ------
     Outstanding at December 31, 1998.........................................   5,338,880      0.06 -  14.24              2.13
        Options granted.......................................................     745,500     19.00 -  38.13             19.60
        Options cancelled.....................................................      (7,000)             19.00             19.00
        Options exercised.....................................................  (1,065,560)              0.93              0.93
                                                                                ----------    ---------------            ------
     Outstanding at December 31, 1999.........................................   5,011,820    $ 0.06 - $38.13            $ 4.96
                                                                                ==========    ===============            ======

                     THE CORPORATE EXECUTIVE BOARD COMPANY

     Exercise prices for employee stock options outstanding at December 31, 1999, are as follows:

                                                                                                         Weighted-
                                                                                                          Average
                                                                                    Number Outstanding   Remaining     Weighted-
                                                                                          as of         Contractual     Average
Range of Exercise Prices                                                            December 31, 1999   Life-Years   Exercise Price
------------------------                                                            ------------------  -----------  --------------
  $ 0.06 -- $ 0.06................................................................             172,000         3.33          $ 0.06
    0.29 --   0.41................................................................             696,600         3.33            0.31
    0.58 --   0.87................................................................             447,200         3.33            0.75
    0.93 --   1.28................................................................             896,513         3.82            0.71
    2.03 --   2.03................................................................             963,647         3.69            2.03
    2.73 --   3.11................................................................             476,440         3.33            2.88
    6.98 --   6.98................................................................             448,920         3.87            6.98
   14.24 --  14.24................................................................             172,000         3.58           14.24
   19.00 --  19.00................................................................             686,000         9.13           19.60
   23.38 --  38.13................................................................              52,500         9.38           27.44
------------------                                                                           ---------         ----          ------
  $ 0.06 -- $38.13................................................................           5,011,820         4.40          $ 4.96
==================                                                                           =========         ====          ======


     As of December 31, 1999, 448,040 options with a weighted average exercise price of $1.15 are exercisable.


 Accounting for stock based compensation

     The Company has elected to account for stock and stock rights in accordance with Accounting Principles Board Opinion number 25, Accounting for Stock Issued to Employees (APB No. 25). However, pro forma information regarding net income is required by Financial Accounting Standards Number 123, Accounting for Stock Based Compensation (FAS No. 123) if the provisions of FAS No. 123 are not elected to be adopted.

     Under the FAS No. 123 pro forma disclosure provisions, the fair value of options granted subsequent to December 15, 1995, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock rights.

     The fair value of options granted during the years ended December 31, 1997, 1998 and 1999 was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions: risk free interest rate of 5.5%, 5.5% and 6.5%, respectively; no dividend yield for any year; weighted-average expected lives of the option of three years, three years and five years, respectively; and expected volatility of 50%, 50% and 60%, respectively.

     The weighted-average fair value of The Advisory Board Company original options granted in 1997 during the period January 1 to the date of the Spin-off was $2.16 per share, the weighted-average fair value of Company options granted from the date of the Spin-off to December 31, 1997 was $1.27 per share. The weighted average fair value of Company options granted during the years ended December 31, 1998 and 1999 was $3.19 per share and $10.03 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. Under the FAS No. 123 pro forma disclosure provisions, pro forma net income for 1997 would have been approximately $1.6 million or $0.13 per share (pro forma basic)

                     THE CORPORATE EXECUTIVE BOARD COMPANY
and $0.11 per share (pro forma diluted), pro forma net income for 1998 would have been approximately $1.6 million or $0.13 per share (pro forma basic) and $0.10 per share (pro forma diluted), and pro forma net income for 1999 would have been approximately $9.8 million or $0.74 per share (pro forma basic) and $0.61 per share (pro forma diluted). The provisions of FAS No. 123 may not necessarily be indicative of future results.


12.  Special bonus plan

     In December 1998, the Company and its sole stockholder agreed to pay a special bonus to selected employees in an amount totaling $2.4 million. The special bonus was paid at the Initial Public Offering--60% in stock owned by the sole stockholder and 40% in cash by the Company. The Company recognized $2.4 million in expense related to this plan in 1998.


13.  Supplemental cash flows disclosures

     Income taxes paid during the years ended December 31, 1997, 1998 and 1999, amounted to $90,000, $470,000 and $260,000, respectively. For the year ended December 31, 1999, the Company recognized $10.1 million in stockholders' equity (deficit) for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the year ended December 31, 1999 have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options.

     In addition, in connection with the Initial Public Offering, the sole stockholder gave $1.4 million in shares of common stock to selected employees to satisfy a portion of the special bonus plan liability.


14.  Commitments and contingencies

 Operating Leases

     The Company leases office facilities in the United States and the United Kingdom expiring on various dates over the next eight years. The lease agreements include provisions for rental escalations based on the Consumer Price Index and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs are as follows (in thousands):

     Year Ending
     -----------
     December 31,
     ------------
     2000  .............................................................................................................   $ 2,736
     2001  .............................................................................................................     3,165
     2002  .............................................................................................................     3,225
     2003  .............................................................................................................     3,296
     2004  .............................................................................................................     3,320
     Thereafter.........................................................................................................    15,858
                                                                                                                           -------
        Total...........................................................................................................   $31,600
                                                                                                                           =======

     Rent expense charged to operations during the fiscal years ended December 31, 1997, 1998, and 1999, was approximately $1.6 million, $2.4 million, and $3.6 million, respectively. The Company obtained a $1.3 million Letter of Credit Agreement to provide a security deposit for the office space lease. The Company's cash, accounts receivable and property and equipment collateralize the Letter of Credit Agreement.

                     THE CORPORATE EXECUTIVE BOARD COMPANY

15.  Quarterly financial data (unaudited)

     Unaudited summarized financial data by quarter for the years ending December 31, 1998 and 1999 is as follows (in thousands, except per share amounts):

                                                                                              1998 Quarter Ended
                                                                                ----------------------------------------------
                                                                                March 31  June 30   September 30  December 31
                                                                                --------  --------  ------------  ------------
  Revenues....................................................................   $11,598   $12,909       $13,732    $  14,791
  Gross profit................................................................     6,180     6,671         7,494        7,312
  Income before provision (benefit) for income taxes..........................     2,051     1,851         1,932       (2,213)
  Net income (loss)...........................................................   $ 1,847   $ 1,681       $ 1,713     ($ 1,984)
  Earnings (loss) per share:
    Basic.....................................................................   $  0.15   $  0.13       $  0.14      ($ 0.16)
    Diluted...................................................................   $  0.13   $  0.11       $  0.11      ($ 0.13)

                                                                                             1999 Quarter Ended
                                                                                ---------------------------------------------
                                                                                March 31  June 30   September 30  December 31
                                                                                --------  --------  ------------  -----------
  Revenues....................................................................   $15,703   $16,700       $18,414      $19,950
  Gross profit................................................................     8,950     9,952        11,324       11,939
  Income before provision for income taxes....................................     3,464     3,987         4,811        5,306
  Net income..................................................................   $ 4,867   $ 2,332       $ 2,863      $ 3,184
  Earnings per share:
    Basic.....................................................................   $  0.38   $  0.18       $  0.21      $  0.23
    Diluted...................................................................   $  0.31   $  0.15       $  0.18      $  0.19


16.  Subsequent events (unaudited)

     During the first fiscal quarter of 2000, certain of our stockholders sold 5,511,515 shares of our common stock in a secondary public offering. The common stock sold in the secondary public offering consisted of common stock previously owned by the former sole stockholder and of common stock obtained by employees from the exercise of options. Subsequent to the secondary public offering, the former sole stockholder owns no shares of the Company's common stock.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

          None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

          Reference is made to the information set forth under the caption "Election of Directors" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation.

          Reference is made to the information set forth under the caption "Election of Directors - Executive Compensation" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          Reference is made to the information set forth under the caption "Beneficial Ownership of Common Stock" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

          Reference is made to the information set forth under the caption "Election of Directors - Compensation Committee Interlocks and Insider Participation" and -"Certain Relationships and Related Transactions" appearing in the Proxy Statements to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following financial statements of the registrant and report of independent Public Accountants are included in Item 8 hereof.

               Report of Independent Public Accountants
               Balance Sheets as of December 31, 1998 and 1999
               Statements of Income for the years ended December 31, 1997, 1998, and 1999
               Statements of Changes in Stockholders' Equity (Deficit) as of December 31, 1997, 1998, and 1999
               Statements of Cash Flows for the years ended December 31, 1997, 1998, and 1999
               Notes to Financial Statements

     (a)(2) Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are in applicable and there have been omitted.

               Schedule II - Valuation and Qualifying Accounts

     (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:


     Exhibit No.             Description of Exhibit
     -----------             ----------------------

               1.1    --[Omitted]

               3.1    --Second Amended and Restated Certificate of
                      Incorporation.*

               3.2    --Amended and Restated Bylaws.*

               4.1    --Specimen Common Stock Certificate.*

               5.1    --[Omitted]

               10.1 --Employment Agreement, dated January 21, 1999, between the Company and James J. McGonigle.*+

               10.2   --[Omitted]

               10.3 --Employment Agreement, dated November 1, 1998, between the Company and Clay M. Whitson.*+

               10.4 --Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and James J. McGonigle, as amended on January 21, 1999.*+

               10.5 --Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of April 15, 1998, between the Company and Harold L. Siebert.*+

               10.6   --[Omitted]

               10.7 --Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, dated as of November 1, 1998, between the Company and Clay M. Whitson.*+

               10.8 --Stock Option Agreement #1 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Michael A. D'Amato.*+

               10.9 --Stock Option Agreement #2 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Michael A. D'Amato.*+

               10.10 --Stock Option Agreement #1 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Jeffrey D. Zients.*+

               10.11 --Stock Option Agreement #2 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Jeffrey D. Zients*+

               10.12 --Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of June 1, 1998, between the Company and Sally Chang.*+

               10.13 --Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Derek C. van Bever, as amended on July 21, 1998.*+

         10.14 --Form of Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, including form of amendment.*

         10.15 --Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between the Company and James J. McGonigle.*

         10.16 --Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, effective as of April 15, 1998, between the Company and Harold L. Siebert.*

         10.17 --Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated November 1, 1998, between the Company and Clay M. Whitson.*

         10.18 --Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated October 30, 1997, between the Company and Michael A. D'Amato.*

         10.19 --Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated October 30, 1997, between the Company and Jeffrey D. Zients.*

         10.20 --Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

         10.21 --The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated.*

         10.21.1 --The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*

         10.22    --Directors' Stock Plan.*

         10.22.1 --Amended Directors' Stock Plan and Standard Terms and Conditions for Director Non-Qualified Stock Options.*

         10.23    --1998 Stock Option Plan.*

         10.23.1 --1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*

         10.24 --Cross-Indemnification Agreement, dated as of January 21, 1999, between David G. Bradley and The Corporate Executive Board Company.*

         10.25 --Promissory Note, dated October 31, 1998, between David G. Bradley and The Corporate Executive Board Company.*

         10.26 --Security Agreement, dated October 31, 1997, between David G. Bradley and The Corporate Executive Board Company.*

         10.27 --Letter Agreement, dated January 18, 1999, between The Corporate Executive Board Company and David G. Bradley with respect to the repayment of $6.5 million Promissory Note.*

         10.28 --Administrative Services Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*

         10.29 --Member Contracts Agreement, dated as of October 31, 1997, between The Advisory Board Company and The Corporate Executive Board Company.*

         10.30 --Vendor Contracts Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*

         10.31 --Non-Competition Agreement, effective as of January 1, 1999, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley.*

         10.32    --[Omitted]

         10.33 --Distribution Agreement, dated as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

         10.34 --Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

         10.35 --Registration Rights Agreement, dated January 22, 1999, between The Corporate Executive Board Company and David G. Bradley.*

         10.36 --License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

         10.37    --Letter agreement regarding the special bonus plan.*+

         10.38 --Amended and Restated "Liquid Markets" Agreement, dated August 20, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on December 28, 1998.*+

         10.39 --Letter to Michael A. D'Amato from the Chairman of The Corporate Executive Board Company re Accelerated Vesting of Options.*+

         10.40 --Clarification Letter to Michael A. D'Amato from The Corporate Executive Board Company re Stock Option Agreements.*+

         10.41 --Letter to Jeffrey Zients from David Bradley re Accelerated Vesting of Options.*+

         10.42 --Clarification Letter to Jeffrey Zients from The Corporate Executive Board Company re Stock Option Agreements.*+

         10.43 --Term Sheet for Director Non-Qualified Stock Options between Robert C. Hall and The Corporate Executive Board Company.*+

         10.44 --Term Sheet for Director Non-Qualified Stock Options between David W. Kenny and The Corporate Executive Board Company.*+

         10.45 --Term Sheet for Director Non-Qualified Stock Options between Stephen G. Pagliuca and The Corporate Executive Board Company.*+

         10.46 --Term Sheet for Director Non-Qualified Stock Options between Jeffrey D. Zients and The Corporate Executive Board Company.*+

         10.47 --Term Sheet for Director Non-Qualified Stock Options between Michael A. D'Amato and The Corporate Executive Board Company, as amended on January 27, 1999.*+

         21.1     --List of the Subsidiaries of The Corporate Executive Board
                  Company: None.

         23.1     --Consent of Arthur Andersen LLP

         23.2     --[Omitted.]

         24.1     --[Omitted.]

         27       --Financial Data Schedule

   * Incorporated by reference to the same exhibit to the registrant's Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

   +  Compensation arrangement.

   (b)   Reports on Form 8-K.

         None.

   (c)   Exhibits

   (d) Financial statements schedules: The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted, except for Schedule II--Valuation and Qualifying Accounts which is provided below.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The Corporate Executive Board Company:

   We have audited, in accordance with generally accepted auditing standards, the financial statements of The Corporate Executive Board Company (formerly The Corporate Advisory Board Company and a division of The Advisory Board Company until October 31, 1997) included in this registration statement and have issued our report thereon dated January 31, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The
Schedule II--Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                  /s/ Arthur Andersen LLP

Washington, D.C.
January 31, 2000

                     THE CORPORATE EXECUTIVE BOARD COMPANY

                Schedule II--Valuation and Qualifying Accounts
                                (In thousands)


                                                                              Additions   Additions
                                                                  Balance at  Charged to  Charged to  Deductions
                                                                  Beginning   Costs and     Other        from     Balance at
                                                                   of Year     Expenses    Accounts    Reserve    End of Year
                                                                  ----------  ----------  ----------  ----------  -----------
Year ending December 31, 1997
  Allowance for doubtful accounts...............................      $  400      $1,180  $       --      $  580       $1,000
                                                                      ------      ------  ----------      ------       ------
                                                                      $  400      $1,180  $       --      $  580       $1,000
                                                                      ======      ======  ==========      ======       ======
Year ending December 31, 1998
  Allowance for doubtful accounts...............................      $1,000      $1,409  $       --      $1,176       $1,233
                                                                      ------      ------  ----------      ------       ------
                                                                      $1,000      $1,409  $       --      $1,176       $1,233
                                                                      ======      ======  ==========      ======       ======
Year ending December 31, 1999
  Allowance for doubtful accounts...............................      $1,233      $1,851  $       --      $1,743       $1,341
                                                                      ------      ------  ----------      ------       ------
                                                                      $1,233      $1,851  $       --      $1,743       $1,341
                                                                      ======      ======  ==========      ======       ======

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of March 28, 2000.

The Corporate Executive Board Company

                     By /s/ James J. McGonigle
                       ---------------------------------
                        James J. McGonigle
                        Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the dates indicated.


Signature                Title                                  Date
---------                -----                                  ----

/s/ James J. McGonigle
----------------------   Chief Executive Officer and Director   March 24, 2000
James J. McGonigle      (Principal Executive Officer)


/s/ Clay M. Whitson
----------------------   Chief Financial Officer (Principal     March 24, 2000
Clay M. Whitson          Financial Officer and Principal
                         Accounting Officer)


----------------------   Director, Chairman of the Board        March 24, 2000
Jeffrey D. Zients


/s/ Michael A. D'Amato
----------------------   Director                               March 24, 2000
Michael A. D'Amato


/s/ Robert C. Hall
----------------------   Director                               March 24, 2000
Robert C. Hall


----------------------   Director                               March 24, 2000
David W. Kenny


----------------------   Director                               March 24, 2000
Stephen G. Pagliuca


/s/ Harold L. Siebert
----------------------   Director                               March 24, 2000
Harold L. Siebert