Form 10-Q
period 2000-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2000-05-12
CIK 1066104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(Mark One)

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934. For the quarterly period ended March 31, 2000.
                                       or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.

                       Commission File Number: 000-24799

                             ---------------------

                     THE CORPORATE EXECUTIVE BOARD COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                               52-2056410
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

      2000 Pennsylvania Avenue, NW                       20006
               Suite 6000                              (Zip Code)
             Washington, DC
    (Address of principal executive
                offices)

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

As of May 5, 2000, the Company had outstanding 15,413,857 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements.
  Condensed Balance Sheets at March 31, 2000 and December 31, 1999.........   3
  Condensed Statements of Income for the Three Months Ended March 31, 2000
   and 1999................................................................   4
  Condensed Statements of Cash Flows for the Three Months Ended March 31,
   2000 and 1999...........................................................   5
  Notes to Condensed Financial Statements..................................   6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................   9
 ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......  14
PART II.  OTHER INFORMATION
 ITEM 1.  Legal Proceedings................................................  15
 ITEM 2.  Changes in Securities............................................  15
 ITEM 3.  Defaults Upon Senior Securities and Use of Proceeds..............  15
 ITEM 4.  Submission of Matters to a Vote of Security Holders..............  15
 ITEM 5.  Other Information................................................  15
 ITEM 6.  Exhibits and Reports on Form 8-K.................................  15

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                               March 31, 2000 December 31, 1999
                                               -------------- -----------------
  Assets                                         (Unaudited)
Current assets:
 Cash and cash equivalents....................   $   28,696        $19,726
 Marketable securities........................        1,025            --
 Membership fees receivable, net..............       11,165         26,603
 Deferred income taxes, net...................       11,989          8,047
 Deferred incentive compensation..............        2,497          2,801
 Prepaid expenses and other current assets....        1,615          1,318
                                                 ----------        -------
   Total current assets.......................       56,987         58,495
                                                 ----------        -------
 Deferred income taxes, net...................       22,345            --
 Marketable securities........................       17,468         13,348
 Property and equipment, net..................       11,372          9,921
                                                 ----------        -------
   Total assets...............................   $  108,172        $81,764
                                                 ==========        =======
   Liabilities and Stockholders' equity
 Current liabilities:
  Accounts payable and accrued liabilities....   $    4,581        $ 6,082
  Accrued incentive compensation..............        2,452          3,877
  Stock option repurchase.....................        3,140          4,710
  Deferred revenues...........................       50,142         55,436
                                                 ----------        -------
   Total current liabilities..................       60,315         70,105
                                                 ----------        -------
 Other liabilities............................          868            813
                                                 ----------        -------
   Total liabilities..........................       61,183         70,918
                                                 ----------        -------
 Stockholders' equity:
  Preferred stock, par value $0.01; 5,000,000
   shares authorized, no shares issued and
   outstanding................................          --             --
  Common stock, par value $0.01; 100,000,000
   shares authorized and 15,392,265 and
   13,569,960 shares issued and outstanding as
   of March 31, 2000 and December 31, 1999,
   respectively...............................          154            136
  Additional paid-in capital..................       33,420            269
  Deferred compensation.......................         (474)          (570)
  Retained earnings...........................       14,379         11,691
  Accumulated elements of comprehensive
   income.....................................         (490)          (680)
                                                 ----------        -------
   Total stockholders' equity.................       46,989         10,846
                                                 ----------        -------
 Total liabilities and stockholders' equity...   $  108,172        $81,764
                                                 ==========        =======

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                        Three months ended March 31,
                                             2000           1999
                                        -------------- --------------  --- ---
Revenues............................... $       20,784 $       15,703
 Cost of services......................          8,477          6,753
                                        -------------- --------------
Gross profit...........................         12,307          8,950
                                        -------------- --------------
Costs and expenses:
 Member relations and marketing........          4,273          3,403
 General and administrative............          2,729          2,015
 Depreciation..........................            452            217
 Stock option and related expenses.....          1,036             96
                                        -------------- --------------
                                                 8,490          5,731
                                        -------------- --------------
Income from operations.................          3,817          3,219
Other income...........................            589            245
                                        -------------- --------------
Income before provision (benefit) for
 income taxes..........................          4,406          3,464
Provision (benefit) for income taxes...          1,718         (1,403)
                                        -------------- --------------
Net income............................. $        2,688 $        4,867
                                        ============== ==============
Earnings per share:
 Basic................................. $         0.19 $         0.38
 Diluted............................... $         0.16 $         0.31
                                        ============== ==============
Weighted average shares used in the
 calculation of earnings per share:
 Basic.................................         14,225         12,786
 Diluted...............................         16,737         15,472

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                        Three months ended March 31,
                                             2000            1999
                                        --------------  --------------  --- ---
Cash flows from operating activities:
Net income............................  $        2,688  $        4,867
Adjustments to reconcile net income to
 net cash flows provided by operating
 activities:
 Depreciation.........................             452             217
 Deferred income taxes................           1,718          (1,911)
 Stock option and related expenses....              96              96
 Other non-cash items.................               3             (22)
 Changes in operating assets and
  liabilities:
  Membership fees receivable, net.....          15,438           6,436
  Prepaid expenses and other current
   assets.............................            (297)             (3)
  Deferred incentive compensation.....             304             173
  Deferred revenues...................          (5,294)         (3,012)
  Accounts payable and accrued
   liabilities........................          (1,725)            529
  Accrued incentive compensation......          (1,425)           (344)
  Other liabilities...................              55             270
                                        --------------  --------------
  Net cash flows provided by operating
   activities.........................          12,013           7,296
                                        --------------  --------------
Cash flows from investing activities:
 Purchases of property and equipment..          (1,903)           (344)
 Repayment of note receivable from
  stockholder.........................              --           6,500
 Purchases of marketable securities...          (4,815)         (2,770)
                                        --------------  --------------
  Net cash (used in) provided by
   investing activities...............          (6,718)          3,386
                                        --------------  --------------
Cash flows from financing activities:
 Change in payable to/due from
  affiliate...........................              10             987
 Distributions to stockholder.........              --          (4,000)
 Proceeds from the exercise of common
  stock options.......................           5,021             637
 Reimbursement for offering costs.....             650              --
 Payment of offering costs............            (436)           (911)
 Stock option repurchases and special
  bonus payment.......................          (1,570)         (3,884)
                                        --------------  --------------
  Net cash provided by (used in)
   financing activities...............           3,675          (7,171)
                                        --------------  --------------
Net increase in cash and cash
 equivalents..........................           8,970           3,511
Cash and cash equivalents, beginning
 of period............................          19,726          12,232
                                        --------------  --------------
Cash and cash equivalents, end of
 period...............................  $       28,696  $       15,743
                                        ==============  ==============

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1--Description of operations

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

Note 2--Condensed financial statements

  The accompanying condensed unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes of the Company as reported on the Company's Form 8-K filed with the SEC in January 2000.

  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000, or any other period within calendar year 2000.

Note 3--Spin-off and initial and secondary public offering of common stock

  The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). In February 1999, 9,415,280 shares of common stock of the Company were sold in an initial public offering (the "Initial Public Offering"). In February 2000, 5,511,515 shares of common stock of the Company were sold in a secondary public offering (the "Secondary Offering"). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Initial Public Offering or the Secondary Offering. However, the Company did receive cash from the exercise of common stock options in conjunction with the Initial Public Offering and the Secondary Offering. Subsequent to the Secondary Offering, the former sole stockholder owns no shares of the Company's common stock. In addition, the Company recognized $940,000 in compensation expense reflecting additional Federal Insurance Corporation Act ("FICA") taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in conjunction with the Secondary Offering. The additional FICA taxes are included within Stock Option and Related Expenses as disclosed on the condensed statements of income.

Note 4--Earnings per share

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

                                                 Three months ended March 31,
                                                      2000           1999
                                                 -------------- --------------
   Basic weighted average common shares
    outstanding.................................     14,224,856     12,785,830
   Weighted average common share equivalents
    outstanding.................................      2,512,334      2,685,756
                                                 -------------- --------------
   Diluted weighted average common shares
    outstanding.................................     16,737,190     15,471,586
                                                 ============== ==============

Note 5--Change in tax status and impact on earnings per share

  The Company was an "S" corporation for Federal income tax purposes until immediately prior to the Initial Public Offering. As an "S" corporation, the taxable income of the Company was passed through to the former sole stockholder and was reported on his individual Federal income tax return. However, as the District of Columbia does not recognize "S" corporation status, income taxes related to the District of Columbia have been provided for within the condensed financial statements. Just prior to the Initial Public Offering, the Company terminated its "S" corporation status and is now subject to Federal and state taxes at prevailing corporate rates. If the Company had been a "C" corporation for U.S. Federal and state income tax purposes since January 1, 1999 and recorded income taxes using an annual effective rate of 41.5%, pro forma net income and basic and diluted earnings per share would have been $2.0 million (unaudited), $0.16 (unaudited) and $0.13 (unaudited) for the three months ended March 31, 1999.

Note 6--Comprehensive income (loss)

  Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income (loss). For the three months ended March 31, 2000 and 1999, the elements within other comprehensive income, net of tax, consist solely of the change in unrealized losses on available-for-sale securities. Comprehensive income for the three months ended March 31, 2000 and 1999, is $2.9 million and $4.9 million, respectively.

Note 7--Supplemental cash flow disclosures

  For the three months ended March 31, 2000 and 1999, the Company recognized $28.2 million and $5.1 million, respectively, in stockholders' equity for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the three months ended March 31, 2000 and 1999, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options. In addition, in connection with the Initial Public Offering, the former sole stockholder paid $1.4 million in shares of common stock to selected employees to satisfy a portion of the special bonus plan liability.

Note 8--Financial statement reclassifications

  Certain amounts in the condensed financial statements as of and for the three month period ended March 31, 1999 have been reclassified to conform to the presentation in the condensed financial statements as of and for the three month period ended March 31, 2000.

ITEM 2.Management's Discussion and Analysis of Financial Condition and Results
 of     Operations.

  This Quarterly Report on Form 10-Q of The Corporate Executive Board Company (the "Company") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the dependence on the renewal of membership-based services, dependence on key personnel, the need to attract and retain qualified personnel, management of growth, new product development, competition, risks associated with anticipating market trends, industry consolidation, variability of quarterly operating results, various factors that could affect the estimated tax rate, and possible volatility of stock price. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

  The Company provides "best practices" research and analysis focusing on corporate strategy, operations and general management issues. Best practice research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and on-line access to the program's content database and other services.

  The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). In February 1999, 9,415,280 shares of common stock of the Company were sold in an initial public offering (the "Initial Public Offering"). In February 2000, 5,511,515 shares of common stock of the Company were sold in a secondary public offering (the "Secondary Offering"). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Offering or the Secondary Offering. However, the Company did receive cash from the exercise of common stock options in conjunction with the Initial Public Offering and the Secondary Offering. Subsequent to the Secondary Offering, the former sole stockholder owns no shares of the Company's common stock.

  Subscription memberships, which are annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to the Company's subscription programs initially are recorded as deferred revenues and then recognized pro rata over the subscription contract term.

  One measure of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement, including an estimate of pending subscription membership renewals and an estimate of members who will discontinue their subscription membership prior to their annual renewal date in the subsequent year. The Company's experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 30.7% to $84.9 million at March 31, 2000 from $64.9 million at March 31, 1999.

  The Company's operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of the Company's products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members and also include compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions of the Company. Stock option and related expenses include non-cash compensation expense related to certain stock option agreements in existence at the time of the Spin-off and additional compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of operations

  The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                 Three months ended March 31,
                                      2000             1999
                                 --------------   --------------   --- --- ---
Revenues........................            100%             100%
 Cost of services...............             41               43
                                 --------------   --------------
Gross profit....................             59               57
                                 --------------   --------------
Costs and expenses:
 Member relations and
  marketing.....................             21               22
 General and administrative.....             13               13
 Depreciation...................              2                1
 Stock option and related
  expenses......................              5                1
                                 --------------   --------------
                                             41               37
                                 --------------   --------------
Income from operations..........             18               20
Other income....................              3                2
                                 --------------   --------------
Income before provision
 (benefit) for income taxes.....             21               22
Provision (benefit) for income
 taxes..........................              8               (9)
                                 --------------   --------------
Net income......................             13%              31%
                                 ==============   ==============

Three months ended March 31, 2000 and March 31, 1999

  Revenues. Total revenues increased 32.4% to $20.8 million for the three months ended March 31, 2000 from $15.7 million for the three months ended March 31, 1999. The increase in revenues is attributable to cross-selling, increased sales of existing subscription programs, price increases and the introduction of two new subscription programs over the past twelve months.

  Cost of services. Cost of services increased 25.5% to $8.5 million for the three months ended March 31, 2000 from $6.8 million for the three months ended March 31, 1999. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of two new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services decreased as a percentage of revenues to 40.8% for the three months ended March 31, 2000 from 43.0% for the three months ended March 31, 1999. This decrease is attributable to the fixed nature of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

  Member relations and marketing. Member relations and marketing costs increased 25.6% to $4.3 million for the three months ended March 31, 2000 from $3.4 million for the three months ended March 31, 1999. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although the Company has added member relations and marketing resources to increase revenues, member relations and marketing costs have remained relatively consistent as a percentage of total revenues for the three months ended March 31, 2000 and 1999.

  General and administrative. General and administrative expenses increased 35.4% to $2.7 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support overall Company growth. As a percentage of revenues, general and administrative expenses have remained consistent for the three months ended March 31, 2000 and 1999.

  Depreciation. Depreciation expense increased 108.3% to $452,000 for the three months ended March 31, 2000 from $217,000 for the three months ended March 31, 1999. The increase in depreciation expense was principally due to purchases of computer equipment and software to support organizational growth.

  Stock option and related expenses. The Company recognized $96,000 in non-cash compensation expense for each of the three months ended March 31, 2000 and 1999 related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of the employees of the Company participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized over the vesting period. The Company will continue to recognize compensation expense related to the substitution agreements in the years ending 2000 and 2001. In addition, in the three months ended March 31, 2000, the Company recognized $940,000 in compensation expense reflecting additional Federal Insurance Corporation Act ("FICA") taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in conjunction with the Secondary Offering.

  Provision (benefit) for income taxes. The Company recorded a provision for income taxes of $1.7 million and a benefit for income taxes of $1.4 million for the three months ended March 31, 2000 and 1999, respectively. The difference in the effective income tax rates for the three months ended March 31, 2000 and 1999, primarily reflects the termination of the S corporation status just prior to the initial public offering in February 1999 and the benefit of Federal income tax incentives associated with the location of its new office facilities. Prior to February 22, 1999, the Company was treated as an "S" corporation for Federal income tax purposes and recognized income taxes only related to the District of Columbia. However, just prior to the Initial Public Offering, the Company terminated its "S" corporation status and is now subject to Federal and state taxes at prevailing corporate rates.

  Gross profit trend. Historically, the gross margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the cost of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross margin for the three months ended March 31, 2000, may not be indicative of future results.

Liquidity and capital resources

  Cash flows from operating activities. The Company has financed its operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has historically resulted in net positive cash flows provided by operating activities. The Company generated net cash flows from operating activities of $12.0 million and $7.3 million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, operating cash flow was generated by net income and the collection of membership fees receivable offset by a decrease in deferred revenues, in accounts payable and accrued liabilities and in accrued incentive compensation. For the three months ended March 31, 1999, operating cash flow was generated principally by net income and the collection of membership fees receivable offset by a decrease in deferred revenues. As of March 31, 2000, the Company had cash and cash equivalents and marketable securities of $47.2 million. Management expects that its current cash and cash equivalents and marketable securities balances and net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for the next twelve months.

  Cash flows from investing activities. Net cash used in investing activities during the three months ended March 31, 2000 was $6.7 million compared with net cash provided by investing activities during the three months ended March 31, 1999 of $3.4 million. Net cash used in investing activities during the three months ended March 31, 2000, is attributed to the additional investment in computer equipment and software and the purchase of marketable securities. Net cash provided by investing activities during the three months ended March 31, 1999, is attributed to the repayment of a $6.5 million note receivable from the former sole stockholder, offset principally by the purchase of marketable securities.

  Cash flows from financing activities Net cash provided by financing activities during the three months ended March 31, 2000, was $3.7 million and net cash used in financing activities during the three months ended March 31, 1999, was $7.2 million. Net cash provided by financing activities during the three months ended March 31, 2000, was primarily attributed to receipt of the cash from the exercise of stock options in association with the Secondary Offering. In addition, the Company entered into agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. The Company paid $1.6 million related to these agreements in the three months ended March 31, 2000 and is obligated to pay an addition $3.1 million in 2000. Net cash used in financing activities during the three months ended March 31, 1999, was attributable to a distribution to the former sole stockholder prior to the Initial Public Offering of $4.0 million and the payment of offering costs of $911,000. In addition, the Company paid $2.9 million related to the agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. The former sole stockholder and the Company also agreed to pay a special bonus to selected employees of $2.4 million. The amount was paid at the date of Initial Public Offering, 60%, or $1.4 million, in shares of common stock owned by the former sole stockholder (valued for this purpose at the initial price offered to the public) and 40%, or $1.0 million, in cash by the Company. The total repurchase of stock options liability of $7.7 million and the total special bonus payment liability of $2.4 million were expensed prior to December 31, 1998.

  The Company has obtained a commitment for a $10.0 million, 12-month revolving line of credit from a commercial bank. In addition, the Company has entered into a $1.3 million letter of credit agreement, expiring June 2003, with a commercial bank to provide a security deposit for the Company's headquarters office lease. The Company pledged certain assets as collateral under the letter of credit agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Company is exposed to interest rate risk primarily through a portfolio of cash equivalents and marketable securities, which is designed for safety of principal and liquidity and consists primarily of Washington, D.C. municipal and agency fixed income securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. The Company currently does not use derivative financial instruments to its portfolio risk or income profile.

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

ITEM 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits--Exhibit 27.0 Financial Data Schedule.

  (b) Reports on Form 8-K:

     On January 31, 2000, the Company filed a Current Report on Form 8-K which included the Company's audited financial statements as of and for the three years ended December 31, 1997, 1998 and 1999, and related Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson
  -------------------------------
Clay M. Whitson
Chief Financial Officer

Date: May 12, 2000