Form 10-Q
period 2000-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2000-08-11
CIK 1066104

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------
                                   FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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

     2000 Pennsylvania Avenue, NW
              Suite 6000
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

As of August 4, 2000, The Corporate Executive Board Company had outstanding 15,460,520 shares of Common Stock, par value $0.01 per share.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                               INDEX TO FORM 10-Q

                                  -----------


PART I.   FINANCIAL INFORMATION

 ITEM 1.   Financial Statements.

     Condensed Balance Sheets at June 30, 2000 and
        December 31, 1999                                          3

     Condensed Statements of Income for the Three
        and Six Months Ended June 30, 2000 and 1999                4

     Condensed Statements of Cash Flows for the Six
        Months Ended June 30, 2000 and 1999                        5

     Notes to Condensed Financial Statements                       6

 ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                    9

 ITEM 3. Quantitative and Qualitative Disclosures About
           Market Risk.                                           14

PART II.  OTHER INFORMATION

 ITEM 1.    Legal Proceedings.                                    15

 ITEM 2.    Changes in Securities.                                15

 ITEM 3.    Defaults Upon Senior Securities and Use of Proceeds.  15

 ITEM 4.    Submission of Matters to a Vote of Security Holders.  15

 ITEM 5.    Other Information.                                    15

 ITEM 6.    Exhibits and Reports on Form 8-K.                     16

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                      June 30, 2000    December 31, 1999
                                                      ---------------  ------------------
       Assets                                         (Unaudited)
Current assets:
  Cash and cash equivalents........................... $ 15,478             $19,726
  Membership fees receivable, net.....................    8,820              26,603
  Deferred income taxes, net..........................   13,236               8,047
  Deferred incentive compensation.....................    2,396               2,801
  Prepaid expenses and other current assets...........    1,930               1,318
                                                       --------             -------

       Total current assets...........................   41,860              58,495
                                                       --------             -------

Deferred income taxes, net............................   20,223                  --
Marketable securities.................................   37,270              13,348
Property and equipment, net...........................   13,126               9,921
                                                       --------             -------

       Total assets................................... $112,479             $81,764
                                                       ========             =======

       Liabilities and Stockholders' equity
Current liabilities:
  Accounts payable and accrued liabilities............ $  8,243             $ 6,082
  Accrued incentive compensation......................    1,930               3,877
  Stock option repurchase liability...................    3,140               4,710
  Deferred revenues...................................   45,972              55,436
                                                       --------             -------

       Total current liabilities......................   59,285              70,105
                                                       --------             -------

Other liabilities.....................................      925                 813
                                                       --------             -------

       Total liabilities..............................   60,210              70,918
                                                       --------             -------

Stockholders' equity:
  Preferred stock, par value $0.01; 5,000,000 shares
   authorized, no shares issued and outstanding.......       --                  --
  Common stock, par value $0.01; 100,000,000 shares
   authorized and 15,459,645 and 13,569,960 shares
   issued and outstanding as of June 30, 2000 and
   December 31, 1999, respectively....................      155                 136
  Additional paid-in capital..........................   34,900                 269
  Deferred compensation...............................     (378)               (570)
  Retained earnings...................................   17,999              11,691
  Accumulated elements of comprehensive income........     (407)               (680)
                                                       --------             -------

       Total stockholders' equity....................    52,269              10,846
                                                       --------             -------

Total liabilities and Stockholders' equity...........  $112,479             $81,764
                                                       ========             =======

           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three months ended  Six months ended
                                                             June 30,           June 30,
                                                           2000     1999      2000     1999
                                                        -------  -------   -------  -------
Revenues.............................................   $22,612  $16,700   $43,396  $32,403
 Cost of services....................................     8,372    6,748    16,849   13,501
                                                        -------  -------   -------  -------
Gross profit.........................................    14,240    9,952    26,547   18,902
                                                        -------  -------   -------  -------

Costs and expenses:
 Member relations and marketing......................     5,236    3,778     9,509    7,181
 General and administrative..........................     2,919    2,126     5,648    4,141
 Depreciation........................................       463      263       915      480
 Stock option and related expenses...................       132       96     1,168      191
                                                        -------  -------   -------  -------
                                                          8,750    6,263    17,240   11,993
                                                        -------  -------   -------  -------

Income from operations...............................     5,490    3,689     9,307    6,909

Other income.........................................       446      298     1,035      543
                                                        -------  -------   -------  -------

Income before provision for income taxes.............     5,936    3,987    10,342    7,452

Provision for income taxes...........................     2,316    1,655     4,034      252
                                                        -------  -------   -------  -------

Net income...........................................   $ 3,620  $ 2,332   $ 6,308  $ 7,200
                                                        =======  =======   =======  =======

Earnings per share:
 Basic...............................................   $  0.23  $  0.18   $  0.43  $  0.55
                                                        =======  =======   =======  =======
 Diluted.............................................   $  0.21  $  0.15   $  0.37  $  0.46
                                                        =======  =======   =======  =======

Weighted average shares used in the calculation of
  earnings per share:
 Basic...............................................    15,422   13,189    14,816   12,989
 Diluted.............................................    17,350   15,954    17,032   15,738




           See accompanying notes to condensed financial statements.

                     THE CORPORATE EXECUTIVE BOARD COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                  Six months ended June 30,
                                                       2000       1999
                                                   --------   --------
Cash flows from operating activities:
Net income........................................ $  6,308   $  7,200
Adjustments to reconcile net income to net cash
 flows from operating activities:
  Depreciation....................................      915        480
  Deferred income taxes...........................    4,034       (256)
  Stock option and related expenses...............      192        191
  Changes in operating assets and liabilities:
   Membership fees receivable, net................   17,783      6,185
   Deferred incentive compensation................      405        242
   Prepaid expenses and other current assets......     (612)      (133)
   Accounts payable and accrued liabilities.......    2,178        352
   Accrued incentive compensation.................   (1,947)      (484)
   Deferred revenues..............................   (9,464)    (5,304)
   Other liabilities..............................      112        791
   Special bonus plan.............................       --       (960)
                                                   --------   --------
     Net cash flows provided by operating
          activities..............................   19,904      8,304
                                                   --------   --------

Cash flows from investing activities:
 Purchases of property and equipment, net.........   (4,120)    (3,012)
 Repayment of note receivable from stockholder....       --      6,500
 Purchases of marketable securities, net..........  (23,455)   (10,436)
                                                   --------   --------

  Net cash flows used in investing activities.....  (27,575)    (6,948)
                                                   --------   --------

Cash flows from financing activities:
 Change in payable to/due from affiliate..........      (16)     1,095
 Distributions to stockholder.....................       --     (4,000)
 Proceeds from the exercise of common
  stock options...................................    5,009        637
 Reimbursement for offering costs.................      650         --
 Payment of offering costs........................     (650)    (1,589)
 Stock option repurchases.........................   (1,570)    (2,924)
                                                   --------   --------
   Net cash flows provided by (used in)
     financing activities.........................    3,423     (6,781)
                                                   --------   --------

Net decrease in cash and cash equivalents.........   (4,248)    (5,425)

Cash and cash equivalents, beginning of period....   19,726     12,232
                                                   --------   --------

Cash and cash equivalents, end of period.......... $ 15,478   $  6,807
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

Note 2 - Condensed financial statements

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

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000, or any other period within calendar year 2000.


Note 3 - Spin-off and initial and secondary public offering of common stock

     The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). In February 1999, 9,415,280 shares of common stock of the Company were sold in an initial public offering (the "Initial Public Offering"). In February 2000, 5,511,515 shares of common stock of the Company were sold in a secondary public offering (the "Secondary Offering"). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Initial Public Offering or Secondary Offering. However, the Company did receive cash from the exercise of common stock options in conjunction with the Initial Public Offering and Secondary Offering. Subsequent to the Secondary Offering, the former sole stockholder owns no shares of the Company's common stock. In addition, the Company recognized $940,000 in compensation expense reflecting additional Federal Insurance Corporation Act ("FICA") taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in conjunction with the Secondary Offering. The additional FICA taxes are included within Stock option and related expenses on the condensed statement of income.

Note 4 - Earnings per share

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

                                         Three months ended       Six months ended
                                              June 30,                June 30,
                                          2000        1999        2000        1999
                                          ----        ----        ----        ----
 Basic weighted average common
      shares outstanding..........  15,422,383  13,188,960  14,815,720  12,989,000
 Weighted average common share
      Equivalents outstanding.....   1,927,299   2,765,441   2,216,404   2,748,729
                                    ----------  ----------  ----------  ----------

 Diluted weighted average common
      shares outstanding..........  17,349,682  15,954,401  17,032,124  15,737,729
                                    ==========  ==========  ==========  ==========

Note 5- Change in tax status and impact on earnings per share

     The Company was an "S" corporation for Federal income tax purposes until immediately prior to the Initial Public Offering. As an "S" corporation, the taxable income of the Company was passed through to the former sole stockholder and was reported on his individual Federal income tax return. However, as the District of Columbia does not recognize "S" corporation status, income taxes related to the District of Columbia have been provided for within the condensed financial statements. Just prior to the Initial Public Offering, the Company terminated its "S" corporation status and is now subject to Federal and state income taxes at prevailing corporate rates. If the Company had been a "C" corporation for Federal and state income tax purposes since January 1, 1999 and recorded income taxes using an annual effective rate of 41.5%, pro forma net income and basic and diluted earnings per share would have been $2.3 million (unaudited), $0.18 (unaudited) and $0.15 (unaudited), respectively, for the three months ended June 30, 1999 and $4.4 million (unaudited), $0.34 (unaudited) and $0.28 (unaudited), respectively, for the six months ended June 30, 1999.


Note 6 - Comprehensive income (loss)

     Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss), but excluded from net income
(loss). For the three and six months ended June 30, 2000 and 1999, the elements within other comprehensive income, net of tax, consist solely of the change in unrealized gains (losses) on available-for-sale securities. Comprehensive income for the three months ended June 30, 2000 and 1999, is $3.2 million and $2.0 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999, is $5.9 million and $6.9 million, respectively.

Note 7 - Loan Agreement

     In May 2000, the Company entered into a $10.0 million, unsecured loan agreement with a commercial bank that provides for a revolving line of credit facility under which the Company may from time to time borrow, repay, and re-borrow funds. The interest rate on any outstanding borrowings under the loan agreement is the Eurodollar Daily Floating Rate plus .75 percent per annum. The maturity date of the loan agreement is May 25, 2002. There have been no borrowings under the loan agreement.

Note 8 - Supplemental cash flow disclosures

     For the six months ended June 30, 2000 and 1999, the Company recognized $29.6 million and $5.1 million, respectively, in stockholders' equity for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the six months ended June 30, 2000 and 1999, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options. In addition, in connection with the Initial Public Offering, the former sole stockholder paid $1.4 million in shares of common stock to selected employees to satisfy a portion of the special bonus plan liability.


Note 9 - Financial statement reclassifications

     Certain amounts in the condensed financial statements as of and for the three and six month periods ended June 30, 1999 have been reclassified to conform to the presentation in the condensed financial statements as of and for the three and six month periods ended June 30, 2000.

Note 10 - Subsequent event

     The Company's Board of Directors approved a two-for-one split of the Company's common stock to be effected in the form of a common stock dividend. Each stockholder will receive one additional share of the Company's common stock, payable on September 15, 2000, for each share of the Company's common stock owned on September 1, 2000, the date of record.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company (the "Company") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the dependence on the renewal of membership-based services, dependence on key personnel, the need to attract and retain qualified personnel, management of growth, new product development, competition, risks associated with anticipating market trends, industry consolidation, variability of quarterly operating results, various factors that could affect the estimated income tax rate, and possible volatility of stock price. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.


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

     The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company's business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company's sole stockholder (the "Spin-off"). In February 1999, 9,415,280 shares of common stock of the Company were sold in an initial public offering (the "Initial Public Offering"). In February 2000, 5,511,515 shares of common stock of the Company were sold in a secondary public offering (the "Secondary Offering"). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Initial Public Offering or Secondary Offering. However, the Company did receive cash from the exercise of employee common stock options in conjunction with the Initial Public Offering and Secondary Offering. Subsequent to the Secondary Offering, the former sole stockholder owns no shares of the Company's common stock.

     Subscription memberships, which are annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to the Company's subscription programs initially are recorded as deferred revenues and then recognized pro rata over the subscription contract term.

     One measure of the Company's business is its annualized "Contract Value," which the Company calculates as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement, including an estimate of pending subscription membership renewals and an estimate of members who will discontinue their subscription membership prior to their annual renewal date in the subsequent year. The Company's experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 31.7% to $90.9 million at June 30, 2000 from $69.0 million at June 30, 1999.

     The Company's operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of the Company's products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members and also include compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions of the Company. Stock option and related expenses includes non-cash compensation expense related to certain stock option agreements in existence at the time of the Spin-off and includes additional compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.


Results of operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

                                             Three months ended          Six months ended
                                                   June 30,                 June 30,
                                              2000         1999         2000         1999
                                              ----         ----         ----         ----
Revenues                                       100%         100%         100%         100%
 Cost of services                               37           40           39           42
                                              ----         ----         ----         ----
Gross profit                                    63           60           61           58
                                              ----         ----         ----         ----

Costs and expenses:
 Member relations and marketing                 23           23           22           22
 General and administrative                     13           13           13           13
 Depreciation                                    2            1            2            1
 Stock option and related expenses               1            1            3            1
                                              ----         ----         ----         ----
                                                39           38           40           37
                                              ----         ----         ----         ----

Income from operations                          24           22           21           21

Other income                                     2            2            3            2
                                              ----         ----         ----         ----

Income before provision for income taxes        26           24           24           23
Provision for income taxes                      10           10            9            1
                                              ----         ----         ----         ----
Net income                                      16%          14%          15%          22%
                                              ====         ====         ====         ====

Three months and six months ended June 30, 2000 and June 30, 1999

     Revenues. Total revenues increased 35.4% to $22.6 million for the three months ended June 30, 2000 from $16.7 million for the three months ended June 30, 1999. Total revenues increased 33.9% to $43.4 million for the six months ended June 30, 2000 from $32.4 million for the six months ended June 30, 1999. The increase in revenues is primarily attributable to cross-selling, increased sales of existing subscription programs, price increases, and the introduction of two new subscription programs over the past twelve months.

     Cost of services. Cost of services increased 24.1% to $8.4 million for the three months ended June 30, 2000 from $6.7 million for the three months ended June 30, 1999. Cost of services increased 24.8% to $16.8 million for the six months ended June 30, 2000 from $13.5 million for the six months ended June 30, 1999. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of two new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services as a percentage of revenues decreased to 37.0% for the three months ended June 30, 2000 from 40.4% for the three months ended June 30, 1999. Cost of services as a percentage of revenues decreased to 38.8% for the six months ended June 30, 2000 from 41.7% for the six months ended June 30, 1999. This decrease is attributable to the fixed nature of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

     Member relations and marketing. Member relations and marketing costs increased 38.6% to $5.2 million for the three months ended June 30, 2000 from $3.8 million for the three months ended June 30, 1999. Member relations and marketing costs increased 32.4% to $9.5 million for the six months ended June 30, 2000 from $7.2 million for the six months ended June 30, 1999. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although the Company has added member relations and marketing resources to increase revenues, member relations and marketing costs have remained consistent as a percentage of total revenues for the three and six months ended June 30, 2000 and 1999.

     General and administrative. General and administrative expenses increased 37.3% to $2.9 million for the three months ended June 30, 2000 from $2.1 million for the three months ended June 30, 1999. General and administrative expenses increased 36.4% to $5.6 million for the six months ended June 30, 2000 from $4.1 million for the six months ended June 30, 1999. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support overall Company growth. As a percentage of revenues, general and administrative expenses have remained consistent for the three and six months ended June 30, 2000 and 1999.

     Depreciation. Depreciation expense increased 76.0% to $463,000 for the three months ended June 30, 2000 from $263,000 for the three months ended June 30, 1999. Depreciation expense increased 90.6% to $915,000 for the six months ended June 30, 2000 from $480,000 for the six months ended June 30, 1999. The increase in depreciation expense was principally due to purchases of computer equipment and software to support organizational growth.

     Stock option and related expenses. The Company recognized $96,000 in non-cash compensation expense for each of the three months ended June 30, 2000 and 1999 related to stock option agreements in existence at the time of the Spin-off. The Company recognized $192,000 and $191,000 in non-cash compensation expense for the six months ended June 30, 2000 and 1999, respectively, related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of the employees of the Company participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized over the vesting period. The Company will continue to recognize non-cash compensation expense related to the substitution agreements in the years ending December 31, 2000 and 2001. In addition, in the three and six months ended June 30, 2000, the Company recognized $36,000 and $976,000, respectively, in compensation expense reflecting additional Federal Insurance Corporation Act ("FICA") taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options, primarily in conjunction with the Secondary Offering.

     Provision for income taxes. The Company recorded a provision for income taxes of $2.3 million and $1.7 million for the three months ended June 30, 2000 and 1999, respectively. The Company recorded a provision for income taxes of $4.0 million and $252,000 for the six months ended June 30, 2000 and 1999, respectively. The difference in the effective income tax rates for the three and six months ended June 30, 2000 and 1999, primarily reflects the termination of the "S" corporation status just prior to the Initial Public Offering on February 22, 1999 and the benefit of Federal income tax incentives associated with the new location of its office facilities. Prior to February 22, 1999, the Company was treated as an "S" corporation for Federal income tax purposes and recognized income taxes only related to the District of

Columbia. However, just prior to the Initial Public Offering, the Company terminated its "S" corporation status and is now subject to Federal and state income taxes at prevailing corporate rates.

     Gross profit trend. Historically, the gross margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the cost of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross margin for the three and six months ended June 30, 2000, may not be indicative of future results.


Liquidity and capital resources

     Cash flows from operating activities. The Company has financed its operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has historically resulted in net positive cash flows provided by operating activities. The Company generated net cash flows from operating activities of $19.9 million and $8.3 million for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, operating cash flow was generated principally by net income, the utilization of tax benefits created by the employee compensation expense recognized for income tax reporting purposes which resulted from the exercise of common stock options, the collection of membership fees receivable and the increase in accounts payable and accrued liabilities. These sources of cash were offset by a decrease in deferred revenues and in accrued incentive compensation. For the six months ended June 30, 1999, operating cash flow was generated principally by net income and the collection of membership fees receivable, offset by a decrease in deferred revenues. As of June 30, 2000, the Company had cash and cash equivalents and marketable securities of $52.7 million. Management expects that its current cash and cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. Net cash used in investing activities was $27.6 million and $6.9 million during the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the Company purchased, net of disposals, $4.1 million in computer equipment and software and purchased, net of sales, $23.5 million in marketable securities. During the six months ended June 30, 1999, the Company invested $3.0 million in property and equipment and purchased, net of sales, $10.4 million in marketable securities, offset by the repayment of a $6.5 million note receivable from the former sole stockholder.

     Cash flows from financing activities. Net cash provided by financing activities during the six months ended June 30, 2000, was $3.4 million and net cash used in financing activities during the six months ended June 30, 1999, was $6.8 million. Net cash provided by financing activities during the six months ended June 30, 2000, was attributed to receipt of $5.0 million in cash from the exercise of common stock options, primarily in conjunction with the Secondary Offering. In addition, the Company entered into agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. The Company paid $1.6 million related to these agreements in the six months ended June 30, 2000 and is obligated to pay an addition $3.1 million in 2000. Net cash used in financing activities during the six months ended June 30, 1999, was attributable to a distribution to the former sole stockholder prior to the Initial Public Offering of $4.0 million and the payment of offering costs associated with the Initial Public Offering of $1.6 million. The payment of the offering costs is treated for accounting purposes as a distribution to our previous sole stockholder. In addition, the Company paid $2.9 million related to the agreements with certain employees prior to the Spin-off for the repurchase of stock options at fixed amounts. The former sole stockholder and the Company also agreed to pay a special bonus to selected employees of $2.4 million. The amount was paid at the date of Initial Public Offering, 60%, or $1.4 million, in shares of common stock owned by the former sole stockholder (valued for this purpose at the initial price offered to the public) and 40%, or $1.0 million, in cash by the Company. The total repurchase of stock options liability of $7.7 million and the total special bonus payment liability of $2.4 million were expensed by the Company prior to December 31, 1998.

     In May 2000, the Company entered into a $10.0 million, unsecured loan agreement with a commercial bank that provides for a revolving line of credit facility under which the Company may from time to time borrow, repay, and re-borrow funds. There have been no borrowings under the loan agreement. In addition, the Company has entered into a $1.3 million letter of credit agreement, expiring June 2003, with a commercial bank to provide a security deposit for the Company's headquarters office lease. The Company pledged certain assets as collateral under the letter of credit agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

       The Company is exposed to interest rate risk primarily through a portfolio of cash equivalents and marketable securities, which is designed for safety of principal and liquidity and consists primarily of Washington, D.C. municipal and agency fixed income securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. The Company currently does not use derivative financial instruments to adjust its portfolio risk or income profile.

PART II.  OTHER INFORMATION

 ITEM 1.  Legal Proceedings.

   The Company is not currently a party to any material legal proceedings.

 ITEM 2.  Change in Securities.

   Not applicable.

 ITEM 3. Defaults Upon Senior Securities and Use of Proceeds.

   Not applicable.

 ITEM 4. Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of Stockholders of The Corporate Executive Board Company was held on May 25, 2000. All of the proposals presented for Stockholders at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting of Stockholders:

     Proposal No. 1 - Election of Directors.


          Elected Director         Votes for       Votes Withheld
          ----------------         ---------       --------------
          Jeffrey D. Zients        11,890,489          24,968
          James J. McGonigle       11,890,784          24,673
          Michael A. D'Amato       11,890,014          25,443
          Harold L. Siebert        11,890,784          24,673
          Robert C. Hall           11,890,019          25,438
          David W. Kenny           11,890,514          24,943
          Stephen G. Pagliuca      11,890,389          25,068


     Proposal No. 2 - Ratification of The Corporate Executive Board Company
       Employee Stock Purchase Plan.

          Votes For - 10,888,069
          Votes Against - 694,685
          Votes Abstain - 332,703

     Proposal No. 3 - Ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000.

          Votes For - 11,907,745
          Votes Against - 1,651
          Votes Abstain - 6,061

 ITEM 5.  Other Information.

   Not applicable.

 ITEM 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits - Exhibit 10.1 - Employee Stock Purchase Plan
                   Exhibit 10.2 - Promissory Note
                   Exhibit 10.3 - Loan Agreement
                   Exhibit 27.0 Financial Data Schedule.

   (b)  Reports on Form 8-K: Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson
--------------------------------------
Clay M. Whitson
Chief Financial Officer

Date:  August 10, 2000