Form 10-Q
period 2000-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2000-11-09
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934. For the quarterly period ended September 30, 2000.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

Commission File Number: 000-24799
THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-2056410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2000 Pennsylvania Avenue, NW
Suite 6000
Washington, DC	20006
(Address of principal executive offices)	(Zip Code)

(202) 777-5000
(Registrant’s telephone number, including area code)

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

Yes  ☒         No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐         No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 3, 2000, The Corporate Executive Board Company had outstanding 30,956,569 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2000	December 31, 1999
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 22,628	$19,726
Membership fees receivable, net	8,774	26,603
Deferred income taxes, net	14,371	8,047
Deferred incentive compensation	2,209	2,801
Prepaid expenses and other current assets	3,244	1,318

Total current assets	51,226	58,495

Deferred income taxes, net	16,653	—
Marketable securities	32,877	13,348
Property and equipment, net	15,263	9,921

Total assets	$116,019	$81,764

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$ 6,030	$ 6,082
Accrued incentive compensation	1,569	3,877
Stock option repurchase liability	3,140	4,710
Deferred revenues	46,841	55,436

Total current liabilities	57,580	70,105

Other liabilities	1,371	813

Total liabilities	58,951	70,918

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 30,950,890 and 27,139,920 shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively	310	271
Additional paid-in capital	35,190	134
Deferred compensation	(282)	(570)
Retained earnings	22,089	11,691
Accumulated elements of comprehensive income	(239)	(680)

Total stockholders’ equity	57,068	10,846

Total liabilities and Stockholders’ equity	$116,019	$81,764

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Revenues	$25,084	$18,414	$68,480	$50,817
Cost of services	9,049	7,090	25,898	20,591

Gross profit	16,035	11,324	42,582	30,226

Costs and expenses:
Member relations and marketing	5,611	4,075	15,120	11,256
General and administrative	3,465	2,256	9,113	6,397
Depreciation	742	345	1,657	825
Stock option and related expenses	107	96	1,275	288

	9,925	6,772	27,165	18,766

Income from operations	6,110	4,552	15,417	11,460
Other income	595	259	1,630	802

Income before provision for income taxes	6,705	4,811	17,047	12,262
Provision for income taxes	2,615	1,948	6,649	2,200

Net income	$ 4,090	$ 2,863	$10,398	$10,062

Earnings per share:
Basic	$ 0.13	$ 0.11	$ 0.35	$ 0.38

Diluted	$ 0.12	$ 0.09	$ 0.30	$ 0.32

Weighted average shares used in the calculation of earnings per share:
Basic	30,937	26,679	30,082	26,213
Diluted	35,072	32,414	34,418	31,881

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$ 10,398	$ 10,062
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,657	825
Deferred income taxes	6,649	1,692
Stock option and related expenses	288	288
Changes in operating assets and liabilities:
Membership fees receivable, net	17,829	2,278
Deferred incentive compensation	592	127
Prepaid expenses and other current assets	(1,926)	(467)
Accounts payable and accrued liabilities	(91)	2,269
Accrued incentive compensation	(2,308)	(296)
Deferred revenues	(8,595)	(4,131)
Other liabilities	558	351
Special bonus plan	—	(960)

Net cash flows provided by operating activities	25,051	12,038

Cash flows from investing activities:
Purchases of property and equipment, net	(6,999)	(4,536)
Repayment of note receivable from stockholder	—	6,500
Purchases of marketable securities, net	(18,782)	(10,524)

Net cash flows used in investing activities	(25,781)	(8,560)

Cash flows from financing activities:
Change in payable to/due from affiliate	39	698
Distribution to stockholder	—	(4,000)
Proceeds from the exercise of common stock options	5,163	991
Reimbursement for offering costs	650	—
Payment of offering costs	(650)	(1,641)
Stock option repurchases	(1,570)	(2,924)

Net cash flows provided by (used in) financing activities	3,632	(6,876)

Net increase (decrease) in cash and cash equivalents	2,902	(3,398)
Cash and cash equivalents, beginning of period	19,726	12,232

Cash and cash equivalents, end of period	$ 22,628	$ 8,834

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of operations

The Corporate Executive Board Company (the “Company”) provides “best practices” research and analysis focusing on corporate strategy, operations and general management issues. Best practice research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and on-line access to the program’s content database and other services.

Note 2 — Condensed financial statements

The accompanying condensed unaudited financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes of the Company as reported on the Company’s Form 10-K filed with the SEC in March 2000.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company’s independent public accountants. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000, or any other period within calendar year 2000.

Note 3 — Spin-off and initial and secondary public offering of common stock

The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company’s business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company’s sole stockholder (the “Spin-off”). In February 1999, 18,830,560 shares of common stock of the Company were sold in an initial public offering (the “Initial Public Offering”). In February 2000, 11,023,030 shares of common stock of the Company were sold in a secondary public offering (the “Secondary Offering”). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Initial Public Offering or Secondary Offering. However, the Company did receive cash from the exercise of common stock options in conjunction with the Initial Public Offering and Secondary Offering. Subsequent to the Secondary Offering, the former sole stockholder owns no shares of the Company’s common stock. In addition, the Company recognized $940,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in conjunction with the Secondary Offering. The additional FICA taxes are included within Stock option and related expenses on the condensed statement of income.

Note 4 — Earnings per share

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

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Basic weighted average common shares outstanding	30,936,902	26,679,370	30,081,862	26,212,604
Weighted average common share equivalents outstanding	4,135,212	5,734,618	4,336,536	5,668,250

Diluted weighted average common shares outstanding	35,072,114	32,413,988	34,418,398	31,880,854

Note 5 — Change in tax status and impact on earnings per share

The Company was an “S” corporation for Federal income tax purposes until immediately prior to the Initial Public Offering. As an “S” corporation, the taxable income of the Company was passed through to the former sole stockholder and was reported on his individual Federal income tax return. However, as the District of Columbia does not recognize “S” corporation status, income taxes related to the District of Columbia have been provided for within these condensed financial statements. Just prior to the Initial Public Offering, the Company terminated its “S” corporation status and is now subject to Federal and state income taxes at prevailing corporate rates. If the Company had been a “C” corporation for Federal and state income tax purposes since January 1, 1999 and recorded income taxes using an annual effective rate of 41.0%, pro forma net income and pro forma basic and diluted earnings per share would have been $7.2 million (unaudited), $0.28 (unaudited) and $0.23 (unaudited), respectively, for the nine months ended September 30, 1999.

Note 6 — Comprehensive income (loss)

Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 2000 and 1999, was $4.3 million and $2.4 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999, was $10.9 million and $9.6 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders' equity on the condensed balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities.

Note 7 — Loan Agreement

In May 2000, the Company entered into a $10.0 million, unsecured loan agreement with a commercial bank that provides for a revolving line of credit facility under which the Company may from time to time borrow, repay, and re- borrow funds. The interest rate on any outstanding borrowings under the loan agreement is the Eurodollar Daily Floating Rate plus .75 percent per annum. The maturity date of the loan agreement is May 25, 2002. There have been no borrowings under the loan agreement.

Note 8 — Supplemental cash flow disclosures

For the nine months ended September 30, 2000 and 1999, the Company recognized $29.9 million and $10.1 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the nine months ended September 30, 2000 and 1999, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options. In addition, in connection with the Initial Public Offering, the former sole stockholder paid $1.4 million in shares of common stock to selected employees to satisfy a portion of the special bonus plan liability.

Note 9 — Stock Split

The Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected in the form of a common stock dividend. Each stockholder received one additional share of the Company’s common stock, which was payable on September 15, 2000, for each share of the Company’s common stock owned on September 1, 2000, the date of record. All references to share and per share amounts in the accompanying condensed unaudited financial statements included herein have been adjusted retroactively to reflect the two-for-one stock split.

Note 10 — Commitments

The Company has entered into new lease agreements for additional office space. The estimated future minimum lease payments under these new lease agreements are approximately $11.8 million. The new lease agreements will expire in July 2008.

Note 11 — Financial statement reclassifications

Certain amounts in the condensed financial statements as of and for the three and nine month periods ended September 30, 1999 have been reclassified to conform to the presentation in the condensed financial statements as of and for the three and nine month periods ended September 30, 2000.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q of The Corporate Executive Board Company (the “Company”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, the dependence on the renewal of membership-based services, dependence on key personnel, the need to attract and retain qualified personnel, management of growth, new product development, competition, risks associated with anticipating market trends, industry consolidation, variability of quarterly operating results, various factors that could affect the estimated income tax rate, and possible volatility of stock price. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The Company provides “best practices” research and analysis focusing on corporate strategy, operations and general management issues. Best practice research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and on-line access to the program’s content database and other services.

The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company’s business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company’s sole stockholder (the “Spin-off”). In February 1999, 18,830,560 shares of common stock of the Company were sold in an initial public offering (the “Initial Public Offering”). In February 2000, 11,023,030 shares of common stock of the Company were sold in a secondary public offering (the “Secondary Offering”). The Company did not directly receive any proceeds from the sale of common stock pursuant to the Initial Public Offering or Secondary Offering. However, the Company did receive cash from the exercise of employee common stock options in conjunction with the Initial Public Offering and Secondary Offering. Subsequent to the Secondary Offering, the former sole stockholder owns no shares of the Company’s common stock.

Subscription memberships, which are annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to the Company’s subscription programs initially are recorded as deferred revenues and then recognized pro rata over the subscription contract term.

One measure of the Company’s business is its annualized “Contract Value,” which the Company calculates as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement, including an estimate of pending subscription membership renewals and an estimate of members who will discontinue their subscription membership prior to their annual renewal date in the subsequent year. The Company’s experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 34.2% to $98.7 million at September 30, 2000 from $73.5 million at September 30, 1999.

The Company’s operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of the Company’s products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members and also include compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions of the Company. Stock option and related expenses includes non-cash compensation expense related to certain stock option agreements in existence at the time of the Spin-off and includes additional compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	36.1	38.5	37.8	40.5

Gross profit	63.9	61.5	62.2	59.5

Costs and expenses:
Member relations and marketing	22.4	22.1	22.1	22.2
General and administrative	13.8	12.3	13.3	12.6
Depreciation	3.0	1.9	2.4	1.6
Stock option and related expenses	0.4	0.5	1.9	0.6

	39.6	36.8	39.7	37.0

Income from operations	24.3	24.7	22.5	22.5
Other income	2.4	1.4	2.4	1.6

Income before provision for income taxes	26.7	26.1	24.9	24.1
Provision for income taxes	10.4	10.6	9.7	4.3

Net income	16.3%	15.5%	15.2%	19.8%

Three months and nine months ended September 30, 2000 and September 30, 1999

Revenues. Total revenues increased 36.2% to $25.1 million for the three months ended September 30, 2000 from $18.4 million for the three months ended September 30, 1999. Total revenues increased 34.8% to $68.5 million for the nine months ended September 30, 2000 from $50.8 million for the nine months ended September 30, 1999. The increase in revenues is primarily attributable to cross-selling additional subscriptions to existing members, adding new members, price increases, and the introduction of two new subscription programs over the past twelve months.

Cost of services. Cost of services increased 27.6% to $9.0 million for the three months ended September 30, 2000 from $7.1 million for the three months ended September 30, 1999. Cost of services increased 25.8% to $25.9 million for the nine months ended September 30, 2000 from $20.6 million for the nine months ended September 30, 1999. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of two new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services as a percentage of revenues decreased to 36.1% for the three months ended September 30, 2000 from 38.5% for the three months ended September 30, 1999. Cost of services as a percentage of revenues decreased to 37.8% for the nine months ended September 30, 2000 from 40.5% for the nine months ended September 30, 1999. This decrease is attributable to the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

Gross profit trend. Historically, the gross profit margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the cost of delivering best practices research studies, the timing of executive education seminars, the volume and timing of customized research briefs and the hiring of personnel. Accordingly, the gross profit margin for the three and nine months ended September 30, 2000, may not be indicative of future results.

Member relations and marketing. Member relations and marketing costs increased 37.7% to $5.6 million for the three months ended September 30, 2000 from $4.1 million for the three months ended September 30, 1999. Member relations and marketing costs increased 34.3% to $15.1 million for the nine months ended September 30, 2000 from $11.3 million for the nine months ended September 30, 1999. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although the Company has added member relations and marketing resources to increase revenues, member relations and marketing costs have remained relatively consistent as a percentage of total revenues for the three and nine months ended September 30, 2000 and 1999.

General and administrative. General and administrative expenses increased 53.6% to $3.5 million for the three months ended September 30, 2000 from $2.3 million for the three months ended September 30, 1999. General and administrative expenses increased 42.5% to $9.1 million for the nine months ended September 30, 2000 from $6.4 million for the nine months ended September 30, 1999. The increase in general and administrative expenses resulted principally from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support overall Company growth. In addition, the Company incurred additional consulting and training expenses associated with the implementation of a new management information system. As a percentage of revenues, general and administrative expenses have increased for the three and nine months ended September 30, 2000 and 1999 for the reasons outlined above.

Depreciation. Depreciation expense increased 115.1% to $742,000 for the three months ended September 30, 2000 from $345,000 for the three months ended September 30, 1999. Depreciation expense increased 100.8% to $1.7 million for the nine months ended September 30, 2000 from $825,000 for the nine months ended September 30, 1999. The increase in depreciation expense was due to purchases of computer equipment and software to support organizational growth and the implementation of a new management information system.

Stock option and related expenses. The Company recognized $96,000 in non-cash compensation expense for each of the three months ended September 30, 2000 and 1999 related to stock option agreements in existence at the time of the Spin-off. The Company recognized $288,000 in non-cash compensation expense for each of the nine months ended September 30, 2000 and 1999 related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of the employees of the Company participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized over the vesting period. The Company will continue to recognize non-cash compensation expense related to the substitution agreements in the years ending December 31, 2000 and 2001. In addition, in the three and nine months ended September 30, 2000, the Company recognized $11,000 and $987,000, respectively, in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options, primarily in conjunction with the Secondary Offering.

Other income. Other income consists primarily of interest income earned on a portfolio of cash equivalents and marketable securities, which consists primarily of Washington, D.C. municipal and agency fixed income securities, reduced by the realized loss on the sale of marketable securities and the realized loss on the write-off of fixed assets. Other income increased 129.7% to $595,000 for the three months ended September 30, 2000 from $259,000 for the three months ended September 30, 1999. Other income increased 103.2% to $1.7 million for the nine months ended September 30, 2000 from $802,000 for the nine months ended September 30, 1999. The growth in other income was due primarily to the increase in interest income associated with the increased level of cash equivalents and marketable securities. Cash equivalents and marketable securities increased as a result of cash flows from the operating activities and the cash flows from financing activities further discussed in the liquidity and capital resources section below.

Provision for income taxes. The Company recorded a provision for income taxes of $2.6 million and $1.9 million for the three months ended September 30, 2000 and 1999, respectively. The Company recorded a provision for income taxes of $6.6 million and $2.2 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the effective income tax rate for the three months ended September 30, 2000, as compared to September 30, 1999, primarily reflects an increase in the amount of tax-exempt interest income earned on the portfolio of Washington, D.C. municipal and agency fixed income marketable securities. The decrease in the effective income tax rate also reflects a reduction, as a percentage of net income, of meals and entertainment expenses, which are not fully deductible for income tax purposes. The increase in the effective income tax rate for the nine months ended September 30, 2000, as compared to September 30, 1999, primarily reflects the termination of the “S” corporation status just prior to the Initial Public Offering on February 22, 1999. Prior to February 22, 1999, the Company was treated as an “S” corporation for Federal income tax purposes and recognized income taxes only related to the District of Columbia. However, just prior to the Initial Public Offering, the Company terminated its “S” corporation status and is now subject to Federal and state income taxes at prevailing corporate rates.

Liquidity and capital resources

Cash flows from operating activities. The Company has financed its operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has historically resulted in net positive cash flows provided by operating activities. The Company generated net cash flows from operating activities of $25.1 million and $12.0 million for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, operating cash flow was generated principally by net income, the utilization of tax benefits created by the employee compensation expense recognized for income tax reporting purposes which resulted from the exercise of common stock options and the collection of membership fees receivable. These sources of cash were offset by a decrease in deferred revenues and in accrued incentive compensation. For the nine months ended September 30, 1999, operating cash flow was generated principally by net income and the utilization of tax benefits created by the employee compensation expense recognized for income tax reporting purposes which resulted from the exercise of common stock options, the collection of membership fees receivable and the increase in accounts payable and accrued liabilities. These sources were offset primarily by a decrease in deferred revenues. In addition, the former sole stockholder and the Company also agreed to pay a special bonus to selected employees of $2.4 million. The amount was paid at the date of Initial Public Offering, 60%, or $1.4 million, in shares of common stock owned by the former sole stockholder (valued for this purpose at the initial price offered to the public) and 40%, or $1.0 million, in cash by the Company. The total special bonus payment liability of $2.4 million was expensed by the Company prior to December 31, 1998.

Cash flows from investing activities. Net cash used in investing activities was $25.8 million and $8.6 million during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Company invested, net of disposals, $7.0 million in computer equipment and software and purchased, net of sales, $18.8 million in marketable securities. During the nine months ended September 30, 1999, the Company invested $4.5 million in property and equipment, net of disposals, and purchased, net of sales, $10.5 million in marketable securities, offset by the repayment of a $6.5 million note receivable from the former sole stockholder.

Cash flows from financing activities. Net cash provided by financing activities during the nine months ended September 30, 2000, was $3.6 million and net cash used in financing activities during the nine months ended September 30, 1999, was $6.9 million. Net cash provided by financing activities during the nine months ended September 30, 2000, was attributed to receipt of $5.2 million in cash from the exercise of common stock options, primarily in conjunction with the Secondary Offering. In addition, the Company entered into agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. The Company paid $1.6 million related to these agreements in the nine months ended September 30, 2000 and is obligated to pay an addition $3.1 million in 2000. Net cash used in financing activities during the nine months ended September 30, 1999, was attributable to a distribution to the former sole stockholder prior to the Initial Public Offering of $4.0 million and the payment of offering costs associated with the Initial Public Offering of $1.6 million. The payment of the offering costs is treated for accounting purposes as a distribution to our previous sole stockholder. In addition, the Company paid $2.9 million related to the agreements with certain employees prior to the Spin-off for the repurchase of stock options at fixed amounts. The total repurchase of stock options liability of $7.7 million was expensed by the Company prior to December 31, 1998.

In May 2000, the Company entered into a $10.0 million, unsecured loan agreement with a commercial bank that provides for a revolving line of credit facility under which the Company may from time to time borrow, repay, and re- borrow funds. There have been no borrowings under the loan agreement. In addition, the Company has entered into a $1.3 million letter of credit agreement, expiring September 2003, with a commercial bank to provide a security deposit for the Company’s headquarters office lease. The Company pledged certain assets as collateral under the letter of credit agreement.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits—Exhibit 27.0 Financial Data Schedule.

          (b) Reports on Form 8-K: Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson

Clay M. Whitson
Chief Financial Officer

Date:    November 7, 2000