Form 10-K
period 2000-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2001-03-30
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000.

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2056410 (I.R.S. Employer Identification Number)

2000 Pennsylvania Avenue, N.W. Washington, D.C. 20006 (Address of principal executive offices)	20006 (Zip Code)

(202) 777-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

        Based upon the closing price of the registrant’s common stock as of March 16, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant is $957,666,684.*

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

        As of March 16, 2001, The Corporate Executive Board Company had outstanding 34,126,207 shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None.

*
Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

        We have made forward-looking statements in this Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.

        Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this Form 10-K.

        You should understand that many important factors, in addition to those discussed elsewhere in this Form 10-K, could cause our results to differ materially from those expressed in these forward-looking statements. These factors are discussed more fully in a registration statement on Form S-3 that we filed with the Securities and Exchange Commission on February 20, 2001. These factors include:

•	our dependence on renewals of our membership-based services,

•	our inability to know in advance if new products will be successful,

•	difficulties we may experience in anticipating market trends,

•	our need to attract and retain a significant number of highly skilled employees,

•	restrictions on selling our products and services to the health care industry,

•	continued consolidation in the financial institution industry,

•	fluctuations in operating results,

•	our potential inability to protect our intellectual property rights,

•	our potential exposure to litigation related to content and

•	our potential exposure to loss of revenue resulting from our unconditional service guarantee.

PART I

Item 1.    Business.

Overview

        We provide “best practices” research and analysis focusing on corporate strategy, operations and general management issues. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges.

        We provide research and analysis on an annual subscription basis to a membership of 1,745 of the world’s largest and most prestigious corporations. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including:

•	best practices research studies,

•	executive education seminars,

•	customized research briefs and

•	web-based access to the program’s content database and decision support tools.

        For each of the last three years, our program renewal rate (defined as the percentage of prior year’s membership subscriptions renewed, adjusted to reflect reductions in membership resulting from mergers and acquisitions of members) equaled or exceeded 84%. More than 70% of the Fortune 500 companies are members of the Corporate Executive Board.

        Our membership-based model, in which all subscribers (or “members”) participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in the Corporate Executive Board, members can learn about the best practices of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their management practices.

        In general, our membership comprises the most progressive companies in each industry sector. Representative members include American Express, British Airways, Charles Schwab, Cisco Systems, Citigroup, Coca-Cola, Dell, Deutsche Bank, eBay, Hewlett-Packard, Merrill Lynch, Microsoft, Procter & Gamble, Sony and Unilever. No one member accounted for more than 2% of revenues in any of the last three fiscal years. We do not know of any other entity that enables corporations to study a broad range of the best business practices of hundreds of other business enterprises for fixed, annual subscription fees.

        We currently offer 16 discrete subscription programs, each focusing on a single business constituency:

•	human resources,

•	corporate strategy,

•	information technology,

•	sales,

•	finance,

•	legal,

•	marketing,

•	employee retention,

•	operations,

•	recruiting,

•	research and development,

•	retail banking,

•	business banking,

•	trust and private banking,

•	insurance and

•	bank operations.

        We added six new subscription programs during the past two years and anticipate adding three to four new subscription programs per year for the next two to three years. Each subscription program charges a separate fixed annual subscription fee and is served by a dedicated staff of analysts and researchers. Subscriptions generally are renewable on a 12-month basis. The average price per subscription program at December 31, 2000 was approximately $30,600. In 2000, we published 80 best practices research studies, completed more than 13,000 customized research briefs and provided executive education services to 1,355 member corporations reaching more than 35,000 executive participants. Our 288 analysts and researchers have compiled a proprietary database of 385 best practices research studies and 35,000 customized research briefs.

        Our revenues and costs have grown at compound annual rates of 35.2% and 24.9%, respectively, from December 31, 1997 through December 31, 2000. Because each subscription program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Our growth strategy is to cross-sell additional subscription programs to existing members, to add new members and to develop new subscription programs and decision support tools.

Industry Background

        Corporations today are experiencing greater competitive demands and facing increasingly complex strategic and operational issues. The globalization of the economy, the transformation from an industrial era to an information age, the accelerating pace of technological change and the emergence of e-business are dramatically altering the business environment. In response to these trends, companies are exploring new business strategies as well as reevaluating the performance of individual departments within their organizations in order to maintain their competitive edge. The pace of change is driving a greater interest in gaining access to leading management practices and solutions to common business problems on a cross-industry basis.

        Capitalizing on the growing demand for information on business and management issues, the professional information services industry has experienced significant growth over the past few years. Participants in the industry have approached the market for business-focused information by offering a variety of products and services, including market research, strategic planning, implementation services and educational programs. Services also differ by the level of engagement, with some offering project-driven or long-term consulting contracts, and others providing continuous research publishing. Within this broad industry, the management consulting segment and the training and development segment have emerged as key segments, representing $60.1 billion and $62.5 billion in 1999 revenues, respectively. Other entities, such as trade associations, non-profit think-tanks and research and database companies, also offer research, consulting and education services.

        We offer a distinctive approach that combines many of the benefits of general management consulting and training and development firms. Our research and analysis covers the same major business issues generally addressed by management consulting firms, such as managing growth, reducing costs, streamlining operations and developing strategy. What makes our approach distinctive is that we provide the same, standardized product to our entire membership at a fraction of the cost of consulting services to each individual member. In common with training and development firms, we offer education services both on-site at member institutions and in large multi-company settings. Unlike training and development firms, which typically invest only periodically in new curriculum development, our curriculum is updated constantly by our best practices research organization. Another distinguishing characteristic is the seniority and breadth of our audience—we brief executive and senior management staff drawn from a broad range of industry sectors, business units and departments. Because of our high quality research product, unique approach to the market and network of leading companies, we believe that we offer our customers a superior value proposition.

Business Strategy

        Our goal is to research and analyze the most pertinent and timely strategic and operational issues facing our membership, and to distribute the results of this analysis to our membership in the most efficient, effective and helpful manner. Our membership model allows us to draw upon a large and growing universe of issues and solutions of relevance to today’s leading corporations. We actively engage our membership to help focus our research on the most urgent challenges in the current business environment and to maintain and enhance our position as the leading provider of best practices research and analysis.

•
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

•
Focus on Best Practices Research.    The focus of our work is on researching best demonstrated business and management practices. Many large corporations believe that there are research economies and other benefits that can be realized by learning from the experiences of similar entities facing common business problems. We believe that there will be a continuing desire on the part of progressive corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has uniquely positioned us as a leading source for identifying, studying, evaluating and communicating these evolving solutions.

•
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

•
Build Membership Network.    As our research programs grow in size and influence, we constantly are expanding our network of executives at our member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information, and by providing them with access to a broader range of companies. We believe that these positive “network effects” further strengthen our membership-based business model.

•
Leverage Economic Model.    We derive all of our revenues from annual fees for our subscription programs. A large portion of our costs of delivering our products and services in each subscription program are fixed and do not vary with the number of subscribers. We expect to increase revenues and improve program operating margins as we add new members to our subscription programs.

Growth Strategy

        We believe that demand for our services will continue to grow, as even the most prestigious corporations recognize the need to improve their performance and seek access to other companies’ solutions to common business problems. Our growth strategy centers on leveraging the formula that we have developed across the past decade by cross-selling subscription programs to existing members, adding new members and developing new subscription programs and decision support tools.

•
Cross-sell Additional Subscription Programs to Existing Members.    On average, members currently participate in 2.03 subscription programs. We actively are cross-selling additional programs to our members and believe that most members are potential participants in approximately six to eight of our current subscription programs, which are directed at corporate staff positions maintained by most major companies. We believe that cross-selling opportunities will increase as we develop new subscription programs.

•
Add New Members.    We have targeted more than 2,500 additional institutions worldwide as potential new members, including U.S. companies with revenues greater than $750 million and financial institutions with assets in excess of $1 billion. We also are exploring opportunities to expand our target company universe to include smaller companies as well as large firms in parts of the world such as Asia, where we have not marketed our services in the past.

•
Develop New Subscription Programs.    We currently offer subscription programs covering 16 business constituencies. We have added six new subscription programs during the past two years. We also have identified more than 50 additional corporate constituencies that we might target as we develop new research programs. This list includes opportunities to serve corporate functions beyond the 16 we serve today. We believe that each is a unique constituency with the potential to support a tailored research agenda and a suite of educational and other services.

The Membership Network

        Our membership-based model, in which all subscribers (or “members”) participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in the Corporate Executive Board, members can learn about the best practices and access tools and frameworks of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their business practices. We believe that there is no other entity that enables corporations to study a broad range of the business practices of hundreds of other business enterprises for fixed annual subscription fees.

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
        More than 70% of Fortune 500 companies are members of the Corporate Executive Board. At December 31, 2000, we had 1,745 members. Selected members that are representative of our membership base are identified in the following table:

CHEMICALS	CONSUMER PRODUCTS	ENERGY
BASF AG	Anheuser-Busch Companies, Inc.	British Petroleum
Bayer Corporation	British Airways PLC	Chevron Corporation
The Dow Chemical Company	Cadbury Schweppes PLC	Enron Corporation
Eastman Chemical Company	The Coca-Cola Company	Exxon Mobil Corporation
Syngenta AG	The Gillette Company	PacifiCorp
	NIKE, Inc.	Shell International Limited
	The Procter & Gamble Company	TransCanada Pipelines Limited
Unilever PLC

FINANCIAL SERVICES	INSURANCE	MANUFACTURING
American Express Company	Aetna Inc.	3M
Barclays Bank PLC	The Allstate Corporation	Asea Brown Boveri Pty. Ltd.
Charles Schwab & Co., Inc.	CIGNA Corporation	The Boeing Company
Citigroup Inc.	John Hancock Mutual Life Insurance Company	Ford Motor Company
Deutsche Bank AG	New York Life Insurance Company	General Electric Company
Fidelity Investment Co.	The Prudential Insurance Company of America	Lockheed Martin Corporation
JP Morgan Chase & Co.	State Farm Companies	Philips Electronics NV
Merrill Lynch and Co., Inc.		Siemens Corporation

MEDIA AND PUBLISHING	RETAIL	TECHNOLOGY/INTERNET
British Broadcasting Corporation	Best Buy Co., Inc.	AOL Time Warner, Inc.
Comcast Corporation	The Gap, Inc.	Cisco Systems, Inc.
Dow Jones & Company, Inc.	The Home Depot, Inc.	Compaq Computer Corporation
The McGraw-Hill Companies	The Limited, Inc.	Dell Computer Corporation
Reuters Group PLC	L.L. Bean, Inc.	eBay
The Washington Post Company	McDonald’s Corporation	Electronic Data Systems Corporation
	Sears Roebuck and Co.	Hewlett-Packard Company
	Starbucks Coffee Company	Intel Corporation
International Business Machines Corporation
TELECOMMUNICATIONS	INSTITUTIONAL	Microsoft Corporation
AT&T Corporation	Department of Commerce	Sony Corporation
Bell Canada	Department of Treasury	Sun Microsystems, Inc.
BellSouth Corporation	Duke University	Yahoo!
British Telecommunications PLC	Harvard University
Nokia Group	National Security Agency
QUALCOMM Incorporated	University of Virginia
Telefonaktiebolaget LM Ericsson
US West Inc.
Verizon Communications

        Memberships are renewable annually. The following table sets forth information with respect to members, subscriptions and renewals as of the dates shown:

	December 31,
	1997	1998	1999	2000
Subscription programs(1)	9	10	12	15
Member institutions	1,151	1,333	1,480	1,745
Total membership subscriptions	1,808	2,263	2,790	3,543
Average subscription programs per member	1.57	1.70	1.89	2.03
Program renewal rate(2)	85%	85%	84%	84%
Contract value (in thousands of dollars)(3)	$46,264	$61,180	$80,633	$108,542

(1)	In January 2001, we launched the research and development subscription program, bringing the current number of subscription programs to 16.
(2)	For the year then ended. Program renewal rate is defined as the percentage of memberships renewed, adjusted to reflect reductions in memberships resulting from mergers and acquisitions of members.
(3)	Aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given date without regard to the remaining duration of any such agreement.

Products and Services

    General

        Our research products and services are renewable, membership-based subscription programs that focus on identifying, analyzing and describing best demonstrated management practices. In 2000, we published 80 best practices research studies, delivered more than 13,000 customized research briefs and provided executive education services to 1,355 member corporations reaching 35,000 executive participants. In general, our research focuses primarily on identifying best demonstrated management practices, and secondarily on critiquing widely-followed but ineffective practices. Our staff of 288 analysts and researchers conducted thousands of company interviews in 2000, focusing on a large number of substantive areas, including e-business, compensation, employee relations, training, finance, cost management, performance metrics, risk management, marketing, sales, new product development and strategic alliances. We believe that we add value by focusing the attention of senior management on important issues and providing an unbiased, objective analysis of best practices currently employed by the most successful corporations in the world for dealing with those issues.

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

        Each subscription program is guided by a 12- to 18-month agenda. Each subscription program has a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all subscription program services. Using web and fax polls, steering sessions and one-on-one interviews, the subscription program’s director works closely with the membership of that program to identify agenda topics of shared interest and to set the subscription program’s research priorities. Each subscription program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and write the best practices studies, complete the customized research briefs and present the findings to the program’s membership.
        We currently offer the following 16 subscription programs, each targeting a specific group of senior executives within a corporation’s headquarters or divisions:

Subscription Program Name	Year Introduced	Constituency	Membership Base
Council on Financial Competition	1983	Retail banking: executives in line management, marketing and brand management	Commercial banks, consumer credit lenders

Business Banking Board	1986	Business banking: executive vice presidents of commercial banking	Commercial banks and nonbank lenders

The VIP Forum	1989	Trust and private banking: executives in marketing and line management	Brokerage houses, commercial, trust and private banks, mutual fund companies

Insurance Advisory Board	1991	Insurance: senior marketing executives	Insurance providers

Operations Council	1992	Bank operations: senior vice presidents of bank operations	Commercial banks

Corporate Leadership Council	1993	Human resources: senior human resources executives	Corporations across all industries

Corporate Strategy Board	1996	Corporate strategy: senior corporate strategists	Corporations across all industries

Working Council for Chief Information Officers	1997	Information technology: chief information officers	Corporations across all industries

Sales Executive Council	1997	Sales: senior sales executives	Corporations across all industries

Working Council for Chief Financial Officers	1998	Finance: chief financial officers	Corporations across all industries

General Counsel Roundtable	1999	Legal: general counsels	Corporations across all industries

Marketing Leadership Council	1999	Marketing: chief marketing officers	Corporations across all industries

Forum for Workforce Engagement	2000	Employee retention: senior human resources executives and line managers	Corporations across all industries

Operations Management Roundtable	2000	Operations: senior operations and manufacturing executives	Corporations across all industries

Recruiting Roundtable	2000	Recruiting: senior sourcing, recruiting and staffing executives	Corporations across all industries

Research and Technology Executive Council	2001	R&D: chief technology officers and senior R&D executives	Corporations across all industries

        Our subscription programs provide members an integrated set of products and services for a single annual fee. Each program provides its members with a combination of:

•	best practices research studies,

•	executive education services,

•	customized research briefs and

•	web-based access to the program’s content database and decision support tools.

        A description of each service follows.

    Best Practices Research Studies

        Each subscription program generally publishes five to ten best practices research studies annually, each addressing a specific corporate issue or problem identified in the research agenda. We design each best practices study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience quickly to assimilate the 20 to 200 pages of research content. We create each report using our structured research methodology: topic selection, root cause analysis, secondary research, primary interviewing, analysis of findings and report writing. Each program director can call upon the support of the Chief Research Officer and his staff to provide assistance in framing arguments, screening best practices, developing web-based deliverables and editing studies and their derivative executive education curriculum content.

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

        The following table lists selected agenda topics for each of our 16 subscription programs. We chose these topics because we believe them to be representative of the agenda topics for our subscription programs:

Program Name	Representative Best Practices Report Titles
Council on Financial Competition	Courting the “Mass Affluent”: Winning and Keeping High-Value Customers	Relationships Redefined: Owning the Online Customer in a World of Portals and Aggregators

Business Banking Board	E-Banking for Middle Market Customers: Strategies for Leveraging the Internet in High-End Commercial Relationships	The Integration Challenge: Using Technology to Enable Multi-Channel Sales and Servicing

The VIP Forum	The Future of Advice, Revisited: Best Practices in Delivering Profitable Advisory Services	The Next Generation: Attracting, Serving and Profiting from the “Emerging Affluent”

Insurance Advisory Board	New Ventures for a Networked Economy: Reinvigorating Growth Through Alliances and Mergers	New Rules on the Front Line: Realigning the Sales Process to Match New Customer Preferences

Operations Council	Extended Enterprise Management: Orchestrating Service Delivery Across Multiple Partners	Direct Customer Service: The Challenge of Accelerating Customer Service to Internet Time

Corporate Leadership Council	From Business Partner to Change Agent: Building New Capability into the HR Function	Steward for Talent: Best Practices in Board Reporting on Succession Management and Leadership Depth

Corporate Strategy Board	Evaluation of New Business Growth Models	Frontier Practices in Fast Cycle Strategic Planning

Working Council for Chief Information Officers	Creating the Customer-Centric Enterprise: IT Enabled CRM Solutions for the Large Corporation	Next-Generation IT Organization and Governance Models

Sales Executive Council	Building a Customer-Centric Sales Organization	Improving Sales Organization Cost Effectiveness

Program Name	Representative Best Practices Report Titles
Working Council for Chief Financial Officers	Building Adaptive Performance Measurement Systems	Budgeting and Planning for Uncertain Economic Environments

General Counsel Roundtable	Mergers and Acquisitions: Optimal Legal Department Integration	Managing Intellectual Property

Marketing Leadership Council	Modern Marketing Mix: The Future of Brand- Building Investments	Leveraging Customer Information: Generating Maximum Returns on Customer Data

Forum on Workforce Engagement	Retaining and Recruiting High Performers	IT/Sales Employee Preferences Survey: Recruiting and Retention of IT/Sales Staff

Operations Management Roundtable	Architecting the Demand/Supply Network	Operations Cost Savings Series

Recruiting Roundtable	The New Sourcing Function: Building and Managing Internal Research Groups to Identify External Candidates	Marketing to High-Potential “Not-in-Play” Talent

Research and Technology Executive Council	Forced Outside: Integrating External Sources of Critical Innovation and Development	Best New CTO Performance Dashboards

    Executive Education

        We provide our executive education curriculum, which is based on our proprietary best practices research, to member companies worldwide. We deliver executive education services through two primary channels—general membership meetings and, in some programs, tailored on-site seminars. Our executive education provides lively, interactive forums for reinforcing our published best practices research studies.

        In 2000, we delivered executive education services to 1,355 member companies, reaching 35,000 executive participants. Each subscription program hosts a series of general membership meetings, where we present the most important research findings from the annual agenda to groups of ten to 200 members. In 2000, we hosted 112 member meetings in North America, Europe and Australia/Asia.

        As an example, the following table sets forth the general membership meetings hosted in 2000 by the Corporate Leadership Council, our human resources subscription program, which has the largest membership base of any of our subscription programs. The Corporate Leadership Council was selected bacause we believe that the meetings hosted by this subscription program are representative of the meetings hosted by our subscription programs. Each subscription program hosts similar general membership meetings.

Meeting Date	Meeting Location	Target Audience
January 10	San Francisco, CA	HR Staff & Line Managers
January 18-19	Washington, DC	HR Executives
January 24	New York, NY	HR Executives
February 14-15	Sydney, Australia	HR Executives
February 16	Sydney, Australia	HR Staff & Line Managers
May 8-9	Washington, DC	HR Executives
June 29	Chicago, IL	HR Executives
August 17-18	Washington, DC	HR Executives
September 14-15	Washington, DC	HR Executives
September 25-26	Washington, DC	HR Executives
October 2-3	Palo Alto, CA	HR Executives
October 16-17	Chicago, IL	HR Executives
October 23-24	London, England	HR Staff & Line Managers
October 30	Atlanta, GA	HR Staff & Line Managers
November 3	Chicago, IL	HR Staff & Line Managers
November 6	New York, NY	HR Staff & Line Managers
November 13	London, England	HR Staff & Line Managers
November 30-December 1	Washington, DC	HR Executives
December 11-12	Chicago, IL	HR Executives
December 15	Toronto, Canada	HR Staff & Line Managers

        Certain subscription programs also provide on-site executive education seminars as part of their membership services. Once a year, members of those programs may request a Corporate Executive Board faculty member to travel to their corporation to deliver an executive education module, typically a one- to three-hour lecture, case study or facilitated working group discussion, of the member’s choice. In 2000, we conducted 1,392 on-site seminars at member corporations.

        We deploy a staff of 24 full-time and part-time faculty who conduct the on-site education seminars. We update our library of executive education modules throughout the year as we translate new best practices research into executive education content.

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

Module	Target Audience
Role of Human Resources in the New Economy	HR Executives
Employee Retention	HR Management Teams, Recruiting and Staffing Teams
Innovation and Agility	HR Executives
e-HR	HR Management Teams
Employment Offer Branding	HR Management Teams, Recruiting and Staffing Teams
Accelerating the Development of Rising Leaders	HR Executives, Executive Development and Succession Planning Teams
Leadership Talent Sourcing and Retention	HR Management Teams, Recruiting and Staffing Teams

    Research Briefs

        Members of most subscription programs may assign short-answer, customized research requests. Individual briefs may take the form of a literature search, vendor profile, data retrieval or original primary and secondary research, depending upon the need of the requesting member. In 2000, we completed more than 13,000 customized assignments.

        Once initiated, each customized research effort takes from one to 20 business days to complete, depending on the depth of the information request, the type of research product desired and the time requirements of the member. Researchers typically begin their inquiry with a review of our proprietary research archives and then conduct a broad literature search to identify relevant background material and practices.

        Written research briefs generally contain three to five case studies or profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make the best of these briefs accessible to other members through proprietary databases. Members are able to search, select, view and print research briefs directly from the subscription program web site at no additional charge.

        We believe that the research service of our subscription programs builds our proprietary databases, serves as an excellent marketing tool for attracting new members and encourages members to view us as a reliable and effective resource for primary research.

        The following table sets forth sample report topics of customized research briefs that we have undertaken in the recent past:

    Corporate Leadership Council

•	Trends in Moving and Relocation Benefits

•	International Executive MBA Development Programs

•	Benchmarking the Role of the Frontline Supervisor

•	Mapping Training Curricula

•	Internship Programs for J-1 Visa Participants

    General Counsel Roundtable

•	On-Line Compliance Training Systems

•	Document Retention Policies: Addressing Electronic Communications

•	Connecting with Outside Counsel: Electronic Billing Options

•	Intranets and Extranets in Corporate Legal Departments

•	Role of the Chief Compliance Officer

Operations Management Roundtable

•	Benchmarking Skills-Based Pay Programs

•	Successfully Changing Front-Line Supervisor Spans of Control

•	Talent Retention for High Potential Operations Employees

•	Benchmarking Quality Assurance Programs

•	Benchmarking Distribution Costs for Consumer Products Firms

    Business Banking Board

•	Middle Market Lending Officer Incentive Compensation Programs

•	Redefining Productivity: Best-Practice Benchmarks for Small Business and Middle Market Calling Forces

•	Specialty Units for Large Corporate Customers

•	Credit Scoring for High-End Small Business Customers

•	Commercial Bank Business Intelligence Function

    Web-based Proprietary Databases

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

        Our proprietary databases currently include 385 best practices research studies and 35,000 customized research briefs containing more than 140,000 profiles of corporate practices.

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

Pricing

        We sell memberships in the Corporate Executive Board subscription programs as renewable one-year agreements. Agreements generally are paid in full within three months of the start of the subscription period. At December 31, 2000, the average price for a subscription program was approximately $30,600. The actual price varies by size of member and by subscription program, and may be lower for charter subscribers to new subscription programs. By spreading our costs across a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms.

        We offer an unconditional service guarantee to our members. At any time, a member may demand a pro rata refund of its subscription fee for a program. In 2000, members requested refunds for eight subscriptions out of more than 2,800.

Sales and Marketing

        We market an integrated set of services, consisting of best practices research studies, executive education, customized research briefs and web-based access to our content database and decision support tools, for a fixed fee per subscription program. We believe that this marketing strategy highlights the value to members of our range of services and emphasizes the membership nature of our business model, actively engaging the membership and reinforcing members’ commitment to the Corporate Executive Board.

        At December 31, 2000, our sales force consisted of 60 new business development representatives who are responsible for selling new memberships to assigned geographic market segments in the United States and abroad, as well as 51 member services representatives who are responsible for servicing and renewing existing memberships. We have invested extensively in the expansion of our direct sales force in order to continue the growth of our member base. Our sales and member services staff is based at our headquarters in Washington, DC and in our office in London, England.

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

        Although we actively market our subscription programs throughout the year, historically more than 45% of all renewals have taken place in the fourth quarter of the year.

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

        We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, reliable delivery, depth and quality of the membership network, ability to meet changing customer needs, superior service and affordably-priced products. We believe we compete favorably with respect to each of these factors.

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

Employees

        At December 31, 2000, we employed 667 persons. Of these employees, 636 were located at our headquarters in Washington, DC and 31 were located at our facilities in London, England. None of our employees is represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

        We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. Training is a critical job component for all of our employees, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

Item 2.    Properties.

        Our headquarters currently are located in approximately 120,000 square feet of office space in Washington, DC. The facility accommodates research, marketing and sales, information technology, administration, graphic services and operations personnel. We believe that our existing and planned facilities will be adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3.    Legal Proceedings.

        The Company is not currently a party to, and its property is not subject to, any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

        Our common stock has been quoted on the NASDAQ National Market under the symbol “EXBD” since our initial public offering on February 23, 1999. As of March 16, 2001 there were 34 stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
1999:
First quarter (from February 23, 1999)	$13.938	$11.250
Second quarter	19.500	12.500
Third quarter	20.688	15.688
Fourth quarter	28.563	18.375
2000:
First quarter	$31.875	$20.250
Second quarter	32.000	22.000
Third quarter	45.625	30.469
Fourth quarter	47.250	26.000

        We have not declared or paid any cash dividend on our common stock since the closing of our initial public offering. We do not anticipate declaring or paying any cash dividends in the foreseeable future. The timing and amount of future cash dividends, if any, would be determined by our Board of Directors and would depend upon our earnings, financial condition and cash requirements.

        We have adjusted all historical share and per share data in this prospectus to reflect our 2-for-1 stock split in September 2000.

Item 6.    Selected Financial Data.

        The following table sets forth selected financial and operating data. The selected financial data presented below as of December 31, 1996, 1997, 1998, 1999 and 2000, and for each of the years in the five-year period ended December 31, 2000, have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K .

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(In thousands, except per share amounts)
Statements of Income Data:
Revenues	$27,283	$38,669	$53,030	$70,767	$95,491
Costs and expenses:
Cost of services	15,078	20,036	25,373	28,602	36,094
Member relations and marketing	6,677	8,106	11,676	15,525	21,236
General and administrative	3,832	5,660	6,920	8,485	12,021
Depreciation	452	722	885	1,318	2,573
Stock option and related expenses and special bonus plan(1) (2)	1,473	3,063	5,342	383	1,371

Total costs and expenses	27,512	37,587	50,196	54,313	73,295

Income (loss) from operations	(229)	1,082	2,834	16,454	22,196
Other income, net	—	122	786	1,114	2,263

Income (loss) before provision (benefit) for income taxes	(229)	1,204	3,620	17,568	24,459
Provision (benefit) for income taxes(3)	(23)	120	361	4,322	9,539

Net income (loss)	$ (206)	$ 1,084	$ 3,259	$13,246	$14,920

Earnings (loss) per share—basic(3)	$ (0.01)	$ 0.04	$ 0.13	$ 0.50	$ 0.49
Weighted average shares outstanding—basic	25,009	25,009	25,009	26,446	30,321
Earnings (loss) per share—diluted(3)	$ (0.01)	$ 0.04	$ 0.11	$ 0.41	$ 0.43
Weighted average shares outstanding—diluted	25,009	27,504	29,900	32,054	34,638

	December 31,
	1996	1997	1998	1999	2000
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$ —	$12,691	$16,104	$33,074	$69,373
Deferred income taxes	956	1,150	1,438	8,047	31,348
Total assets	23,107	39,868	48,928	81,764	152,494
Deferred revenues	21,696	31,474	39,061	55,436	71,281
Total stockholders’ equity (deficit)	(7,411)	(5,042)	(8,147)	10,846	65,561

	December 31,
	1997	1998	1999	2000
Other Operating Data (unaudited):
Subscription programs(4)	9	10	12	15
Member institutions	1,151	1,333	1,480	1,745
Total membership subscriptions	1,808	2,263	2,790	3,543
Average subscription programs per member	1.57	1.70	1.89	2.03
Program renewal rate(5)	85%	85%	84%	84%
Contract value (in thousands of dollars)(6)	$46,264	$61,180	$80,633	$108,542

(1)
Prior to our spin-off from The Advisory Board Company in October 1997, The Advisory Board Company entered into agreements with certain employees to repurchase outstanding stock options at fixed amounts. For background information on the spin-off, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview.” We assumed the obligations under these agreements in the spin-off to the extent they were attributable to our employees. We reflect the charges relating to these agreements as stock option repurchase expenses over the required employment period ended December 31, 1998. In addition, we substituted our stock options for The Advisory Board Company stock options in the spin-off. The terms of the stock option substitution resulted in compensation expense being charged for the intrinsic value of certain stock options. We reflect these charges as stock option expenses over the vesting period of the options. We will continue to recognize compensation expense related to certain substitution agreements of approximately $0.2 million in 2001. Furthermore, in December 1998, we and our principal selling stockholder at the time agreed to make certain payments in the aggregate amount of $2.4 million to selected employees under a special bonus plan. We recorded the special bonus plan charge of $2.4 million at the time of the commitment in December 1998. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Years Ended December 31, 1998, 1999 and 2000—Stock option and related expenses and special bonus plan.”

(2)
For the year ended December 31, 2000 we recognized $1.0 million in compensation expense reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options, primarily in conjunction with the secondary offering in February 2000.

(3)
Prior to our initial public offering in February 1999, we had elected to be taxed under subchapter S of the Internal Revenue Code. In February 1999, we terminated our S corporation election and became subject to U.S. Federal and state income taxes at prevailing corporate rates. If we had elected to be taxed under subchapter C of the Internal Revenue Code for U.S. Federal and state income tax purposes beginning January 1, 1996 and recorded income tax expense using an annual effective rate of 41.0%, pro forma net income (loss) (unaudited) and basic and diluted earnings (loss) per share (unaudited) would have been $(0.1) million, $(0.01) and $(0.01), respectively, for 1996, $0.7 million, $0.03 and $0.03, respectively, for 1997, $2.1 million, $0.09 and $0.07, respectively, for 1998, and $10.4 million, $0.39 and $0.32, respectively, for 1999.

(4)	In January 2001, we launched the research and development subscription program, bringing the current number of subscription programs to 16.
(5)
For the year then ended. Program renewal rate is defined as the percentage of memberships renewed for the year, adjusted to reflect reductions in memberships resulting from mergers and acquisitions of members.

(6)	Aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given date without regard to the remaining duration of any such agreement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We provide “best practices” research and analysis focusing on corporate strategy, operations and general management issues. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools.

        We were incorporated on September 11, 1997, under the laws of the State of Delaware. Our business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to us and spun-off to The Advisory Board Company’s sole stockholder. On February 23, 1999, certain of our stockholders sold 18,830,560 shares of our common stock in an initial public offering. In February 2000, certain of our stockholders sold 11,023,030 shares of our common stock in a secondary public offering. We did not directly receive any proceeds from the sale of our common stock pursuant to the initial public offering or secondary offering. However, we did receive cash from the exercise of employee common stock options in conjunction with the sale of our common stock in the initial public offering and secondary offering. Subsequent to the sale of common stock in the secondary offering, the former sole stockholder owns no shares of our common stock.

        Subscription memberships, which are annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to our subscription programs initially are recorded as deferred revenues and then recognized pro rata over the subscription contract term.

        Over the last three years, our revenues have grown at a compound annual growth rate of 35.2% from $38.7 million in 1997 to $95.5 million in 2000, while costs have grown at a compound annual growth rate of 24.9% from $37.6 million in 1997 to $73.3 million in 2000. The increase in revenues was primarily attributable to cross-selling additional subscriptions to existing members, adding new members, price increases, and the introduction of new subscription programs. The increase in costs has been driven principally by the increase in the number of employees required to support subscription growth. Stock option and related expenses and special bonus plan also has affected costs as further explained below.

        One measure of our business is its annualized “Contract Value,” which we calculate as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has grown at a compound annual growth rate of 32.9% over the past three years and was $108.5 million at December 31, 2000.

        Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses and special bonus plan. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services. Member relations and marketing expenses include the costs of acquiring new and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Stock option and related expenses and special bonus plan includes non-cash compensation expense related to certain stock option agreements in existence at the time of the spin-off from The Advisory Board Company, a special bonus to selected employees and additional payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of Operations

        The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	1998	1999	2000
Revenues	100.0%	100.0%	100.0%
Cost of services	47.8	40.4	37.8

Gross profit	52.2	59.6	62.2
Costs and expenses:
Member relations and marketing	22.0	21.9	22.2
General and administrative	13.1	12.0	12.6
Depreciation	1.7	1.9	2.7
Stock option and related expenses and special bonus plan	10.1	0.5	1.5

Total costs and expenses	46.9	36.3	39.0

Income from operations	5.3	23.3	23.2
Other income, net	1.5	1.6	2.4

Income before provision for income taxes	6.8	24.9	25.6
Provision for income taxes	0.7	6.2	10.0

Net income	6.1%	18.7%	15.6%

Years Ended December 31, 1998, 1999 and 2000

        Revenues.    Total revenues increased 33.4% from $53.0 million for 1998 to $70.8 million for 1999, and 34.9% to $95.5 million for 2000. The increase in revenues was attributable primarily to cross-selling additional subscriptions to existing members, adding new members, price increases and the introduction of new subscription programs. The average subscription price increased 5.7% in 1998, 6.9% in 1999, and 6.0% in 2000. We introduced one new subscription program in 1998, two new subscription programs in 1999 and three new subscription programs in 2000.

        Cost of services.    Cost of services increased 12.7% from $25.4 million for 1998 to $28.6 million for 1999, and 26.2% to $36.1 million for 2000. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of new subscription programs and an increase in short answer research and executive education faculty to serve the growing membership base across all programs. Cost of services as a percentage of revenues decreased from 47.8% for 1998 to 40.4% for 1999, and to 37.8% for 2000. This decrease was attributable to the fixed nature of the production costs of best practices research studies, as growth in the number of subscription memberships does not significantly affect these costs.

        Member relations and marketing.    Member relations and marketing costs increased 33.0% from $11.7 million for 1998 to $15.5 million for 1999, and 36.8% to $21.2 million for 2000. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although we have added member relations and marketing resources to increase revenues, member relations and marketing costs have remained relatively consistent as a percentage of total revenues from 1998 to 2000.

        General and administrative.    General and administrative expenses increased 22.6% from $6.9 million for 1998 to $8.5 million for 1999, and 41.7% to $12.0 million for 2000. The increase in general and administrative expenses resulted principally from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support our overall growth. Although general and administrative expenses increased, general and administrative expenses decreased as a percentage of total revenues from 1998 to 1999 due to the relatively fixed nature of many of these costs. The increase of general and administrative expenses as a percentage of total revenue for 2000 was due to the additional consulting and training expenses associated with investments in management information software.

        Depreciation.    Depreciation expense increased 48.9% from $0.9 million for 1998 to $1.3 million for 1999, and 95.2% to $2.6 million for 2000. The increase in depreciation expense resulted from purchases of computer and telephone equipment, office furniture and leasehold improvements for new office facilities and investments in management information software.

        Stock option and related expenses and special bonus plan.    We recognized $2.9 million, $0.4 million and $0.4 million for 1998, 1999 and 2000, related to stock option agreements in existence at the time of the spin-off. In connection with the spin-off, we executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. These substitution agreements resulted in compensation expense being recognized by us over the vesting period. We will continue to recognize compensation expense related to certain substitution agreements estimated at $0.2 million in 2001. In December 1998, we and our principal stockholder agreed to make payments in an aggregate amount of $2.4 million to selected employees under a special bonus plan, and we recorded the full amount of that charge at that time. In addition, in 2000, we recognized $1.0 million in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options, primarily in conjunction with the secondary offering in February 2000.

        Other income, net.    Other income, net consists primarily of interest income earned on a portfolio of cash equivalents and marketable securities, the realized gain (loss) on the sale of marketable securities and the realized loss on the write-off of fixed assets. Other income increased 41.7% from $0.8 million for 1998 to $1.1 million for 1999, and 103.1% to $2.3 million in 2000. The growth in other income was due primarily to the increase in interest income associated with the increased level of cash equivalents and marketable securities. Cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

        Provision for income taxes.    We recorded a provision for income taxes of $0.4 million, $4.3 million and $9.5 million for 1998, 1999 and 2000. Prior to February 22, 1999, we were treated as an S corporation for Federal income tax purposes and recognized income taxes only related to the District of Columbia. Just prior to our initial public offering, we terminated our S corporation status and are now subject to Federal and state income taxes at prevailing corporate rates. The difference in the effective income tax rates for 1998, 1999 and 2000 primarily reflects the termination of the S corporation status just prior to the initial public offering in February 1999 offset by the benefit of Federal income tax incentives associated with the location of our office facilities. If we had elected to be taxed under subchapter C of the Internal Revenue Code for U.S. Federal and state income tax purposes beginning January 1, 1998 and recorded income tax expense using an annual effective rate of 41.0%, pro forma net income and basic and diluted earnings per share would have been $2.1 million, $0.09 and $0.07 for 1998 and $10.4 million, $0.39 and $0.32 for 1999.

Liquidity and Capital Resources

        Cash flows from operating activities.    We have financed our operations to date through funds generated from operating activities. Subscription memberships, which are annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of net income growth and advance payment of subscriptions has resulted historically in operating activities generating net positive cash flows. We generated net cash flows from operating activities of $17.8 million, $26.3 million and $40.0 million for 1998, 1999 and 2000. For 1998, operating cash flow was generated primarily by the increase in net income and the growth in deferred revenues, partially offset by the growth in accounts receivable. For 1999 and 2000, operating cash flow was generated primarily by the increase in net income, the utilization of tax benefits created by the exercise of common stock options, and the growth in deferred revenues, partially offset by the growth in membership fees receivable. As of December 31, 1999 and 2000, we had cash, cash equivalents and marketable securities of $33.1 million and $69.4 million. Management expects that our current cash, cash equivalents and marketable securities balances and net positive cash flows from operations will satisfy capital expenditure requirements for at least the next 12 months.

        Cash flows from investing activities.    Net cash flows used in investing activities during 1998, 1999 and 2000 were $2.2 million, $11.4 million, and $44.3 million. Net cash flows used in investing activities during 1998 were attributable primarily to the additional investment in property and equipment of $2.1 million. Net cash flows used in investing activities during 1999 related to the additional investment in property and equipment of $7.3 million and the purchase (sale) of marketable securities, net, of $10.6 million offset by the repayment of a note receivable from our previous sole stockholder in the amount of $6.5 million. Net cash flows used in investing activities during 2000 related to the additional investment in property and equipment of $9.3 million and the purchase (sale) of marketable securities, net, of $35.0 million.

        Cash flows from financing activities.    Net cash flows used in financing activities during 1998 and 1999 were $12.3 million and $7.4 million. Net cash flows provided by financing activities during 2000 were $4.1 million. Net cash flows used in financing activities during 1998 were attributable to the payment of $1.9 million to The Advisory Board Company for the administrative and facilities management services provided to us. We also made distributions to our previous sole stockholder of $6.9 million and $4.0 million in 1998 and 1999, to pay income taxes on our S corporation earnings and to distribute our estimated undistributed taxed or taxable earnings. In addition, net cash flows used in financing activities during 1998, 1999 and 2000 were attributable to agreements with certain employees prior to the spin-off relating to the repurchase of stock options at fixed amounts. We paid $2.6 million, $3.1 million and $1.6 million related to these agreements in 1998, 1999 and 2000. We are obligated to pay an additional $3.1 million in 2001. We also paid $1.7 million in expenses related to our initial public offering in 1999, which is treated for accounting purposes as a distribution to our previous sole stockholder. These financing activity distributions were offset in 2000 by the receipt of $5.4 million in cash from the exercise of common stock options, primarily in conjunction with the secondary offering.

        In May 2000, we entered into a $10.0 million, unsecured loan agreement, expiring May 2002, with a commercial bank that provides for a revolving line of credit facility under which we may from time to time borrow, repay and re-borrow funds. There have been no borrowings under the loan agreement. In addition, we previously entered into a $1.3 million letter of credit agreement, expiring September 2003, with a commercial bank to provide a security deposit for our headquarters office lease. We pledged certain assets as collateral under the letter of credit agreement.

        During the first fiscal quarter of 2001, certain of our stockholders sold 3,000,000 shares of our common stock in a registered public offering. The common stock sold in the registered public offering consisted primarily of common stock obtained by employees from the exercise of common stock options. As a result of the exercise by employees of options to purchase an aggregate of 2,961,550 shares of common stock sold in the registered public offering, we received a cash payment of $9.9 million representing the aggregate option exercise prices paid by the selling stockholders. In addition, we incurred compensation expense in the first fiscal quarter of 2001 in the amount of $1.0 million reflecting additional Federal Insurance Corporation Act taxes as a result of the taxable income that our employees received upon exercise of these options. We incurred additional compensation expense for tax reporting purposes, but not for financial reporting purposes, that increased our deferred tax asset by $33.1 million to reflect allowable tax deductions that will be realized in the determination of our income tax liability and therefore reduce our future income tax payments. Although our provision for income taxes for financial reporting purposes will not change, our actual cash payments will be reduced as we utilize our deferred tax asset. As a result of the receipt of cash for the exercise of options, the incurrence of additional compensation expense and the recognition of deferred tax asset, our stockholders’ equity increased by $41.9 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to interest rate risk primarily through our portfolio of cash equivalents and marketable securities, which is designed for safety of principal and liquidity. We maintain a portfolio of cash, cash equivalents and marketable securities with financial institutions. Cash and cash equivalents consist of highly liquid U.S. government and U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of United States Treasury notes and bonds and Washington, DC tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The Corporate Executive Board Company:

        We have audited the accompanying balance sheets of The Corporate Executive Board Company as of December 31, 1999 and 2000, and the related statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Corporate Executive Board Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Washington, DC
January 31, 2001

THE CORPORATE EXECUTIVE BOARD COMPANY

BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	1999	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,726	$ 19,493
Marketable securities	—	5,765
Membership fees receivable, net	26,603	29,519
Deferred income taxes, net	8,047	14,742
Deferred incentive compensation	2,801	2,827
Prepaid expenses and other current assets	1,318	3,015

Total current assets	58,495	75,361

DEFERRED INCOME TAXES, NET	—	16,606
MARKETABLE SECURITIES	13,348	44,115
PROPERTY AND EQUIPMENT, NET	9,921	16,412

Total assets	$81,764	$152,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 6,082	$ 8,102
Accrued incentive compensation	3,877	3,013
Stock option repurchase liability	4,710	3,140
Deferred revenues	55,436	71,281

Total current liabilities	70,105	85,536

OTHER LIABILITIES	813	1,397

Total liabilities	70,918	86,933

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 27,139,920 and 31,144,069 shares issued and outstanding as of December 31, 1999 and 2000, respectively	271	311
Additional paid-in-capital	134	38,579
Deferred compensation	(570)	(186)
Retained earnings	11,691	26,611
Accumulated elements of comprehensive income	(680)	246

Total stockholders’ equity	10,846	65,561

Total liabilities and stockholders’ equity	$81,764	$152,494

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended December 31,
	1998	1999	2000
REVENUES	$53,030	$70,767	$95,491
Cost of services	25,373	28,602	36,094

GROSS PROFIT	27,657	42,165	59,397

COSTS AND EXPENSES:
Member relations and marketing	11,676	15,525	21,236
General and administrative	6,920	8,485	12,021
Depreciation	885	1,318	2,573
Stock option and related expenses and special bonus plan	5,342	383	1,371

Total costs and expenses	24,823	25,711	37,201

INCOME FROM OPERATIONS	2,834	16,454	22,196
OTHER INCOME, NET	786	1,114	2,263

INCOME BEFORE PROVISION FOR INCOME TAXES	3,620	17,568	24,459
PROVISION FOR INCOME TAXES	361	4,322	9,539

NET INCOME	$ 3,259	$13,246	$14,920

EARNINGS PER SHARE:
Basic	$ 0.13	$ 0.50	$ 0.49
Diluted	$ 0.11	$ 0.41	$ 0.43
WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF EARNINGS PER SHARE:
Basic	25,009	26,446	30,321
Diluted	29,900	32,054	34,638

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	1998	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,259	$ 13,246	$ 14,920
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	885	1,318	2,573
Deferred income taxes and tax benefits resulting from the exercise of common stock options	(288)	3,927	9,065
Stock option and related expenses	5,342	383	384
Loss on disposition of property and equipment	—	—	223
Changes in operating assets and liabilities:
Membership fees receivable, net	(1,369)	(9,438)	(2,916)
Deferred incentive compensation	(927)	(778)	(26)
Prepaid expenses and other current assets	(261)	(935)	(1,697)
Accounts payable and accrued liabilities	2,777	1,115	1,871
Accrued incentive compensation	762	1,216	(864)
Deferred revenues	7,587	16,375	15,845
Other liabilities	—	813	584
Special bonus plan	—	(960)	—

Net cash flows provided by operating activities	17,767	26,282	39,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,086)	(7,282)	(9,287)
Receivable from stockholder	—	6,500	—
Purchase of marketable securities	(1,242)	(12,074)	(89,569)
Sales and maturities of marketable securities	1,124	1,464	54,574

Net cash used in investing activities	(2,204)	(11,392)	(44,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in payable to/due from affiliate	(1,857)	391	152
Distributions to stockholder	(6,870)	(4,000)	—
Proceeds from the exercise of common stock options	—	995	5,355
Proceeds from issuance of common stock under the employee stock purchase plan	—	—	150
Reimbursement of offering costs	—	—	650
Payment of offering costs	(951)	(1,698)	(650)
Stock option repurchases	(2,590)	(3,084)	(1,570)

Net cash provided by (used in) financing activities	(12,268)	(7,396)	4,087

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,295	7,494	(233)
Cash and cash equivalents, beginning of period	8,937	12,232	19,726

Cash and cash equivalents, end of period	$ 12,232	$ 19,726	$ 19,493

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 1998, 1999, and 2000
(In thousands, except share amounts)

	Preferred stock		Common stock		Additional paid-in- capital	Deferred compen- sation	Retained earnings (deficit)	Accumu- lated elements of compre- hensive income	Total	Annual Compre- hensive income
	Shares	Amount	Shares	Amount
Balance at December 31, 1997	—	$—	25,008,800	$250	$ 2,521	$(1,459)	$(6,354)	$—	$(5,042)	$ 1,084

Distributions to stockholder	—	—	—	—	—	—	(6,870)	—	(6,870)	—
Amortization of deferred compensation	—	—	—	—	—	506	—	—	506	—
Net income		—	—	—	—	—	3,259	—	3,259	3,259

Balance at December 31, 1998	—	$—	25,008,800	$250	$ 2,521	$ (953)	$(9,965)	$ —	$(8,147)	$ 3,259

Distributions to stockholder, net	—	—	—	—	—	—	(6,519)	—	(6,519)	—
Net income—pre-termination of S corporation status	—	—	—	—	—	—	1,555	—	1,555	1,555
Termination of S corporation status	—	—	—	—	(14,929)	—	14,929	—	—	—
Issuance of common stock under special bonus plan	—	—	—	—	1,440	—	—	—	1,440	—
Issuance of common stock upon the exercise of common stock options	—	—	2,131,120	21	974	—	—	—	995	—
Tax benefits related to the exercise of stock options	—	—	—	—	10,128	—	—	—	10,128	—
Amortization of deferred compensation	—	—	—	—	—	383	—	—	383	—
Unrealized losses on available- for-sale marketable securities, net of tax	—	—	—	—	—	—	—	(680)	(680)	(680)
Net income—post-termination of S corporation status	—	—	—	—	—	—	11,691	—	11,691	11,691

Balance at December 31, 1999	—	$—	27,139,920	$271	$ 134	$ (570)	$11,691	$(680)	$10,846	$12,566

Issuance of common stock upon the exercise of common stock options	—	—	3,998,470	40	5,315	—	—	—	5,355	—
Issuance of common stock under the employee stock purchase plan	—	—	5,679	—	150	—	—	—	150	—
Tax benefits related to the exercise of stock options	—	—	—	—	32,980	—	—	—	32,980	—
Amortization of deferred compensation	—	—	—	—	—	384	—	—	384	—
Unrealized gains on available- for-sale marketable securities, net of tax	—	—	—	—	—	—	—	926	926	926
Net income	—	—	—	—	—	—	14,920	—	14,920	14,920

Balance at December 31, 2000	—	$—	31,144,069	$311	$ 38,579	$ (186)	$26,611	$246	$65,561	$15,846

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS

1.    Description of operations

        The Corporate Executive Board Company (the “Company”) provides “best practices” research and analysis focusing on corporate strategy, operations and general management issues. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools.

2.    Spin-off and initial and secondary public offerings of common stock

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

3.    Stock split

        In August 2000, the Company’s Board of Directors declared a two-for-one stock split in the form of a common stock dividend on the Company’s common stock, payable September 15, 2000, to stockholders of record September 1, 2000. The effect of the stock split is presented retroactively within the statements of changes in stockholders’ equity (deficit) at December 31, 1998, 1999 and 2000, by transferring the par value for the additional common shares issued from the additional paid-in-capital account to the common stock account. All references to share and per share amounts in the accompanying financial statements included herein have been adjusted retroactively to reflect the two-for-one stock split.

4.    Summary of significant accounting policies

    Cash equivalents and marketable securities

        Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months are classified as marketable securities. As of December 31, 1999 and 2000, the Company’s marketable securities consisted primarily of United States Treasury notes and bonds and Washington, DC tax exempt notes and bonds. The Company classifies its marketable securities as available-for-sale securities, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may not hold these marketable securities to maturity and may elect to sell these securities at any time.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

    Property and equipment and leasehold improvements

        Property and equipment consists of furniture, fixtures and equipment, capitalized software development costs, and leasehold improvements. Property and equipment are stated at cost, less accumulated depreciation expense. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Capitalized software development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

    Recovery of long-lived assets

        Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company believes that no such impairment exists as of December 31, 2000.

    Revenue recognition

        Membership fees are recognized ratably over the term of the related membership, which is generally twelve months. Membership fees are generally billable when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. The Company’s policy is to record the full amount of membership fees receivable and related deferred revenue when a member agrees to the terms of the membership.

    Commission expense recognition

        Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the respective memberships.

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

	Year Ended December 31,
	1998	1999	2000
Basic weighted average common shares outstanding	25,009	26,446	30,321
Weighted average common share equivalents outstanding	4,891	5,608	4,317

Diluted weighted average common shares outstanding	29,900	32,054	34,638

    Concentrations of credit risk

        Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of membership fees receivable and of cash, cash equivalents and marketable securities. Concentrations of credit risk with respect to membership fees receivable are limited due to the large number of members and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or international developments.

        The Company generates revenues from members located outside the United States. For the years ended December 31, 1998, 1999 and 2000, approximately 33%, 31% and 29% of total revenues, respectively, were generated from members located outside the United States. Revenues from customers in European countries were approximately 15% for each of the years ended December 31, 1998, 1999 and 2000, with no other geographic area representing more than 10% of total revenues in any period. No individual member accounted for more than 2% of revenues for any period presented.

        The Company maintains a portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity, with financial institutions. Cash and cash equivalents consist of highly liquid U.S. government and U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of United States Treasury notes and bonds and Washington, DC tax exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities.

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

    Research and development costs

        Costs related to the research and development of new company programs are expensed in the year incurred.

    Reclassification of prior-years’ balances

        Prior-years’ balances have been reclassified to conform to the current-year presentation.

    Use of estimates in preparation of financial statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from those estimates.
THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Marketable securities

        The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 1999
	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
United States Treasury notes and bonds	$ 2,002	$ 2,078	$—	$ 76
Washington, DC tax exempt notes and bonds	11,346	12,404	2	1,060

	$13,348	$14,482	$ 2	$1,136

	As of December 31, 2000
	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
United States Treasury notes and bonds	$38,812	$38,637	$236	$ 61
Washington, DC tax exempt notes and bonds	11,068	10,840	228	—

	$49,880	$49,477	$464	$ 61

        The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2000
	Fair Market Value	Amortized Cost
Less than one year	$ 5,765	$ 5,759
Matures in 1 to 5 years	36,021	35,778
Matures in 6 to 10 years	4,881	4,793
Matures after 10 years	3,213	3,147

	$49,880	$49,477

        The Company may not hold these marketable securities to maturity and may elect to sell these securities at any time.

6.    Membership fees receivable

        Membership fees receivable consist of the following (in thousands):

	As of December 31,
	1999	2000
Billed membership fees receivable	$23,328	$23,561
Unbilled membership fees receivable	4,616	7,586

	27,944	31,147
Allowance for doubtful accounts	(1,341)	(1,628)

Membership fees receivable, net	$26,603	$29,519

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Receivable from stockholder

        The Company held a promissory note in the amount of $6.5 million from its then sole stockholder prior to the Initial Public Offering that was due and payable on October 31, 2007. Interest of 7.0% on the outstanding promissory note balance was payable semiannually on each May 1 and November 1. The stockholder repaid the note in 1999 using proceeds from the Initial Public Offering.

8.    Property and equipment

        Property and equipment consist of the following (in thousands):

	As of December 31,
	1999	2000
Furniture, fixtures, and equipment	$7,371	$10,944
Software development costs	939	5,377
Leasehold improvements	5,213	5,613

	13,523	21,934
Accumulated depreciation	(3,602)	(5,522)

Property and equipment, net.	$9,921	$16,412

9.    Income taxes

        The Company was an S corporation for Federal income tax purposes until immediately prior to the Initial Public Offering. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on the sole stockholder’s Federal income tax return. However, as the District of Columbia does not recognize S corporation status, income taxes related to the District of Columbia were provided for within the Company’s financial statements prior to the Initial Public Offering. Just prior to the Initial Public Offering, the Company terminated its S corporation status and is now subject to Federal and state income taxes at prevailing corporate rates. As a result, the Company recorded a one-time deferred income tax benefit of $2.7 million due to the change in tax status. The one-time deferred income tax benefit is reflected in net income for the year ended December 31, 1999, as a reduction of the provision for income taxes. If the Company had been a C corporation for U.S. Federal and state income tax purposes since January 1, 1998 and recorded income taxes using an annual effective rate of 41.0%, pro forma net income and basic and diluted earnings per share would have been $2.1 million (unaudited), $0.09 (unaudited) and $0.07 (unaudited) for the year ended December 31, 1998, and $10.4 million (unaudited), $0.39 (unaudited) and $0.32 (unaudited) for the year ended December 31, 1999.

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	1998	1999	2000
Current	$649	$ 5,780	$8,582
Deferred	(288)	(1,458)	957

Provision for income taxes	$361	$ 4,322	$9,539

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

        The provision for income taxes differs from the amount of income taxes determined by applying the U.S. Federal income tax statutory rates to income before provision for income taxes as follows:

	Year Ended December 31,
	1999	2000
Statutory U.S. Federal income tax rate	35.0%	35.0%
State income tax, net of U.S. Federal income tax benefit	6.5	6.5
Termination of S corporation status	(15.6)	—
Phase-in rate differential	(4.0)	—
Other permanent differences	2.7	(2.5)

Effective tax rate.	24.6%	39.0%

        The statutory state and effective income tax rates reflected in the provision for income taxes are both 9.975% for the year ended December 31, 1998.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,
	1999	2000
Deferred tax assets:
Deferred compensation agreements	$1,608	$ 1,250
Net operating loss carryforward	4,744	29,865
Financial reporting reserves	568	702
Stock option restructuring and repurchase	1,287	—
Employee benefits	301	400
Unrealized losses on available-for-sale securities	454	—
Other	484	579

Total deferred tax assets	9,446	32,796

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	—	157
Employee benefits	—	41
Deferred incentive compensation	1,162	1,173
Other	237	77

Total deferred tax liabilities	1,399	1,448

Deferred tax assets, net.	$8,047	$31,348

        The Company has net operating losses which resulted in a deferred tax asset of $4.7 million and $29.9 million at December 31, 1999 and 2000, respectively. The net operating losses expire in the years 2019 through 2020. The Company believes that its future taxable income will be sufficient for the full realization of the deferred tax assets. The Company has realized tax benefits (reductions of taxes payable) resulting from the exercise of common stock options of $5.4 million and $8.1 million in the years ended December 31, 1999 and 2000, respectively. The Company recognized no tax deductions from the exercise of common stock options in the year ended December 31, 1998.
THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.	Comprehensive income (loss)

        Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the year ended December 31, 1999 and 2000, was $12.6 million and $15.8 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $0.7 million at December 31, 1999. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $0.9 million at December 31, 2000. There was no difference between net income and comprehensive income for the year ended December 31, 1998.

11.	Transactions with affiliates

    Administrative support and management services

        The Advisory Board Company provides the Company with limited administrative support services. Subsequent to the Spin-off, fees are charged to the Company for these services in accordance with an Administrative Services Agreement (the “ASA”). The ASA provides for fees based on either direct costs, costs per certain transaction, headcount, or a fixed cost per month.

        Management cost allocations consisting primarily of senior executive costs allocated by DGB Enterprises, Inc., a separate entity controlled by the Company’s former sole stockholder, were charged to the Company (pre and post Spin-off) based on an allocation of time spent on the Company’s activities by each executive monthly. In management’s opinion, the allocations represent what the costs would be on a stand-alone basis.

    Due from (due to) affiliate

        Activity due from (due to) affiliate is as follows (in thousands):

	Year Ended December 31,
	1998	1999	2000
Balance at beginning of period	$(1,507)	$ 350	$ (41)
Costs allocated to the Company:
The Advisory Board Company	(4,931)	(1,595)	(22)
DGB Enterprises, Inc.	(1,211)	—	—
Cash transfers from the Company to The Advisory Board Company	14,513	3,169	220
Cash transfers to the Company from The Advisory Board Company	(6,514)	(1,965)	(350)

Balance at end of period.	$ 350	$ (41)	$(193)

12.	Employee benefit plans

    Defined contribution 401(k) plan

        In fiscal 1993, The Advisory Board Company began sponsoring a defined contribution 401(k) Plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of twenty-one are eligible to participate. The sponsor provides contributions equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. In September 1998, the Company established a defined contribution 401(k) Plan (the “New Plan”) with the same provisions as The Advisory Board Company Plan. As of September 1, 1998, participants’ accounts were transferred to the New Plan and subsequent participant and Company contributions were made directly to the New Plan. Contributions to the Plans for the Company’s participants were $0.1 million, $0.2 million and $0.2 million during the years ended December 31, 1998, 1999 and 2000, respectively.

    Employee stock purchase plan

        In June 2000, the Company established an employee stock purchase plan (the “ESPP”). Under the ESPP, employees authorize payroll deductions from 1% to 10% to purchase shares of the Company’s common stock. The ESPP is authorized to issue up to 1,050,000 shares of the Company’s common stock. As of December 31, 2000, 5,679 shares of the Company’s common stock have been issued under the ESPP.

13.	Stock option plans

    Background

        On March 1, 1994, The Advisory Board Company adopted the Stock-Based Incentive Compensation Plan (the “Original Plan”) to provide for granting of incentive stock options (“Original Options”). The Original Plan entitled certain employees to purchase shares of The Advisory Board Company’s Class B Nonvoting Common Stock at a price equal to at least the fair market value of The Advisory Board Company’s stock on the date of grant. The Original Options were exercisable on the date ten years after the date of grant, subject to acceleration upon the occurrence of certain events that would alter the current ownership of The Advisory Board Company, including an initial public offering or private sale.

    Liquid Markets Agreements

        On March 31, 1995, The Advisory Board Company and existing optionees adopted the Liquid Markets Agreements (“Liquid Markets Agreements”) to provide the optionees an opportunity to (i) sell all or a portion of their Original Options to The Advisory Board Company immediately and/or (ii) modify all or a portion of their Original Options in accordance with the terms and conditions of the Continuing Stock-Based Incentive Compensation Plan, which is described below (the “Continuing Option Plan”).

        The Liquid Markets Agreements provided for the designation of Original Options as described above and governed the payments to be made to the optionees for options sold (“Sold Options”). For the options elected to be sold, The Advisory Board Company was committed to make a payment in two installments (25% no later than December 31, 1995, and 75% no later than December 31, 1996). The Advisory Board Company was also obligated to pay the optionee an additional payment (the “Earn Out Payment”) based on The Advisory Board Company’s income from operations for the fiscal year ending March 31, 1998.

        In March 1997, The Advisory Board Company amended the Liquid Markets Agreements to provide for (1) guaranteed versus variable Earn Out Payments, (2) revised payment schedules, (3) revised employment requirements, and (4) in limited instances, the ability to put current options retroactively into the Liquid Markets plan.

        In December 1998, the Company amended the Liquid Markets Agreements relating to its employees by eliminating the future employment requirements. The Company recognized $2.4 million in compensation expense related to the Liquid Markets Agreements in the year ended December 31, 1998. There are no earnings charges subsequent to December 31, 1998, related to these agreements. At December 31, 2000, the future cash commitments related to the Liquid Markets Agreements were $3.1 million and are reflected in stock option repurchase liability in the accompanying balance sheets. In January 2001, the Company paid $3.1 million in accordance with the Liquid Markets Agreements, the final cash commitment related to the Liquid Markets Agreements.
THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

    Stock-Based Incentive Compensation Plan

        Adopted on March 31, 1995, the Continuing Option Plan amended and restated the Original Plan and formalized the terms and conditions of the remaining modified options (the “Continuing Options”). In conjunction with the Spin-off, The Advisory Board Company executed a Substitution Agreement (the “Substitution Agreement”) with each of the employees of the Company participating in the Continuing Option Plan. The Substitution Agreement provided for the exchange of The Advisory Board Company Continuing Options for options in the Company (the “Options”) granted under the Company’s Stock-Based Incentive Compensation Plan (the “Current Plan”), which was adopted at the time of the Spin-off. The Current Plan provides for the issuance of options to purchase up to 11,008,000 shares of common stock. As of December 31, 2000, 10,569,400 options, net of cancellations, to purchase common stock had been granted under the Current Plan. The Options generally become exercisable fifty percent (50%) in February 2000, thirty percent (30%) in February 2001 and twenty percent (20%) in February 2002 and expire between April 2001 and March 2009.

        The terms of the Substitution Agreement resulted in a new measurement date for 3,711,760 options held by employees of the Company, resulting in the recognition of compensation expense. The compensation expense is being recognized over the related vesting period. The compensation expense is reflected in stock option and related expenses and special bonus plan in the accompanying statements of income and was $0.5 million, $0.4 million and $0.4 million for the years ending December 31, 1998, 1999 and 2000, respectively. The Company will recognize compensation expense related to certain substitution agreements of $0.2 million in the year ending 2001. The recognition of compensation expense was not required for the remaining 2,843,986 options outstanding at the time of the Spin-off.

    1999 Stock Option Plan

        On February 18, 1999, the Company adopted the 1999 Stock Option Plan (“1999 Plan”), which provides for the issuance of options to purchase up to 3,784,000 shares of common stock. During 1999, the Company granted 1,491,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $9.80 per share. During 2000, the Company granted 1,613,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $21.78 per share. As of December 31, 2000, 2,970,126 options, net of cancellations, to purchase common stock had been granted under the 1999 Plan. The common stock options granted under the 1999 Plan generally become exercisable twenty-five percent (25%) per year beginning one year from the date of grant and expire between February 2009 and July 2010.

    Directors’ Stock Option Plan

        On December 14, 1998, the Company adopted the Directors’ Stock Plan (“Directors’ Plan”), which provides for the issuance of options to purchase up to 860,000 shares of common stock for issuance. During 1998, the Company granted 288,960 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $7.12 per share. During 1999, the Company granted 72,240 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $7.12 per share. During 2000, the Company granted 70,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $21.19 per share. As of December 31, 2000, 431,200 common stock options had been granted under the Directors’ Plan. The common stock options granted under the Directors’ Plan generally become exercisable one hundred percent (100%) one year from the date of grant and expire between December 2009 and February 2010.
THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

    Transactions

        The following table summarizes the changes in common stock options for the common stock option plans described above:

	Number of Options	Exercise Price per Share	Weighted- Average Exercise Price
Outstanding at December 31, 1997	9,370,560	$ 0.03- 1.37	$0.60
Options granted	2,019,280	1.37- 7.12	4.15
Options cancelled	(423,120)	1.02- 1.37	1.07

Outstanding at December 31, 1998	10,966,720	0.03- 7.12	1.23
Options granted	1,563,240	7.12-19.07	9.67
Options cancelled	(14,000)	9.50	9.50
Options exercised	(2,131,120)	0.47	0.47

Outstanding at December 31, 1999	10,384,840	0.03-19.07	2.64
Options granted	1,683,000	21.19-33.11	21.75
Options cancelled	(228,234)	0.29-21.19	8.05
Options exercised	(3,998,470)	0.03-13.52	1.34

Outstanding at December 31, 2000.	7,841,136	$ 0.03-33.11	$7.25

        Information with respect to the common stock option plans outstanding at December 31, 2000, is as follows:

Range of Exercise Prices	Number Outstanding as of December 31, 2000	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life-Years
$ 0.03 — $ 0.03	137,600	$0.03	2.33
0.15 — 0.21	786,800	0.16	2.33
0.29 — 0.44	338,840	0.40	2.09
0.47 — 0.64	947,192	0.53	4.10
1.02 — 1.02	1,001,028	1.02	2.84
1.37 — 1.56	505,320	1.44	1.98
3.49 — 3.49	625,040	3.49	2.24
7.12 — 7.12	605,200	7.12	5.78
9.50 — 9.50	1,196,866	9.50	8.15
11.69 — 15.00	51,250	13.47	8.36
19.07 — 21.19	1,511,000	21.18	9.15
25.38 — 33.11	135,000	28.19	9.46

$ 0.03 — $33.11	7,841,136	$7.25	5.20

        As of December 31, 2000, 1,146,930 common stock options with a weighted average exercise price of $4.05 are exercisable.

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
THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

        Under the FAS No. 123 pro forma disclosure provisions, the fair value of options granted subsequent to December 15, 1995, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock rights.

        The fair value of options granted during the years ended December 31, 1998, 1999 and 2000 was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions: risk free interest rate of 5.5%, 6.5% and 5.0%, respectively; no dividend yield for any year; weighted-average expected lives of the option of three years, five years and four years, respectively; and expected volatility of 50%, 60% and 92%, respectively.

        The weighted average fair value of Company options granted during the years ended December 31, 1998, 1999 and 2000 was $1.60 per share, $5.01 per share and $14.73 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. Under the FAS No. 123 pro forma disclosure provisions, pro forma net income for 1998 would have been $1.6 million or $0.07 per share (pro forma basic) and $0.05 per share (pro forma diluted), pro forma net income for 1999 would have been $9.8 million or $0.37 per share (pro forma basic) and $0.31 per share (pro forma diluted), and pro forma net income for 2000 would have been $8.3 million or $0.27 per share (pro forma basic) and $0.24 per share (pro forma diluted). The provisions of FAS No. 123 may not necessarily be indicative of future results.

14.	Special bonus plan

        In December 1998, the Company and its sole stockholder agreed to pay a special bonus to selected employees in an amount totaling $2.4 million. The special bonus was paid at the Initial Public Offering—60% in stock owned by the sole stockholder and 40% in cash by the Company. The Company recognized $2.4 million in expense related to this plan in 1998 and is reflected in stock option and related expenses and special bonus plan in the accompanying statements of income.

15.	Supplemental cash flows disclosures

        Income taxes paid during the years ended December 31, 1998, 1999 and 2000, amounted to $470,000, $260,000 and $0, respectively. For the year ended December 31, 1999 and 2000, the Company recognized $10.1 million and $33.0 million, respectively, in stockholders’ equity (deficit) for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the year ended December 31, 1999 and 2000, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options.

        In addition, in connection with the Initial Public Offering, the sole stockholder gave $1.4 million in shares of common stock to selected employees to satisfy a portion of the special bonus plan liability.

16.	Loan Agreement

        In May 2000, the Company entered into a $10.0 million, unsecured loan agreement with a commercial bank that provides for a revolving line of credit facility under which the Company may from time to time borrow, repay and re-borrow funds. The interest rate on any outstanding borrowings under the loan agreement is the Eurodollar Daily Floating Rate plus .75% per annum. The maturity date of the loan agreement is May 25, 2002. There have been no borrowings under the loan agreement.
THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

17.	Commitments and contingencies

    Operating Leases

        The Company leases office facilities in the United States and the United Kingdom expiring on various dates over the next eight years. Certain lease agreements include provisions for rental escalations based on the Consumer Price Index and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs are as follows (in thousands):

Year Ending December 31,
2001	$ 4,721
2002	5,120
2003	5,231
2004	4,897
2005	4,991
Thereafter	16,890

Total	$41,850

        Rent expense charged to operations during the fiscal years ended December 31, 1998, 1999 and 2000, was $2.4 million, $3.6 million and $3.8 million, respectively. The Company obtained a $1.3 million letter of credit with a commercial bank, expiring September 2003, to provide a security deposit for its headquarters office lease. The Company’s cash, accounts receivable and property and equipment collateralize the Letter of Credit Agreement.

18.	Quarterly financial data (unaudited)

        Unaudited summarized financial data by quarter for the years ended December 31, 1999 and 2000 is as follows (in thousands, except per share amounts):

	1999 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$15,703	$16,700	$18,414	$19,950
Gross profit	8,950	9,952	11,324	11,939
Income before provision (benefit) for income taxes	3,464	3,987	4,811	5,306
Net income	$ 4,867	$ 2,332	$ 2,863	$ 3,184
Earnings per share:
Basic	$ 0.19	$ 0.09	$ 0.11	$ 0.12
Diluted	$ 0.16	$ 0.07	$ 0.09	$ 0.10

	2000 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$20,784	$22,612	$25,084	$27,011
Gross profit	12,307	14,240	16,035	16,815
Income before provision for income taxes	4,406	5,936	6,705	7,412
Net income	$ 2,688	$ 3,620	$ 4,090	$ 4,522
Earnings per share:
Basic	$ 0.09	$ 0.12	$ 0.13	$ 0.15
Diluted	$ 0.08	$ 0.10	$ 0.12	$ 0.13
THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS—(Continued)

19.	Subsequent event (unaudited)

        The Company has entered into a new lease agreement for additional office space. The estimated future minimum lease payments under this new lease agreement are approximately $14.4 million. The new lease agreement expires in July 2012.

        During the first fiscal quarter of 2001, certain of our stockholders sold 3,000,000 shares of our common stock in a registered public offering. The common stock sold in the registered public offering consisted primarily of common stock obtained by employees from the exercise of common stock options.

Item 9.    Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The following table sets forth the names, ages and positions with the Corporate Executive Board of the persons who serve as our directors and executive officers:

Directors and Executive Officers	Age	Position
Jeffrey D. Zients	34	Chairman of the Board
James J. McGonigle	37	Chief Executive Officer and Director
Michael A. D’Amato	47	Director
Harold L. Siebert	55	Director
Robert C. Hall	69	Director
David W. Kenny	39	Director
Stephen G. Pagliuca	46	Director
Clay M. Whitson	43	Chief Financial Officer, Secretary and Treasurer
Sally Chang	36	Chief Marketing Officer
Derek C. M. van Bever	43	Chief Research Officer

        Jeffrey D. Zients has been a director since July 1998, and became Chairman of the Board in January 2000. From the spin-off of the Company from The Advisory Board Company in October 1997 until July 1998, Mr. Zients was our Executive Vice President. He also has served as the Chief Operating Officer of DGB Enterprises, Inc. since the spin-off. From 1992, Mr. Zients held various positions with The Advisory Board Company, most recently serving as its Chief Operating Officer from 1996 until July 1998 and Chief Executive Officer since July 1998. Prior to 1992, Mr. Zients was employed at Mercer Management Consulting and Bain and Company. Mr. Zients received a B.S. from Duke University.

        James J. McGonigle has been our Chief Executive Officer and a director since July 1998. Mr. McGonigle is also the Chairman of our Management Operating Committee. From the spin-off until July 1998, Mr. McGonigle was our General Manager, and from 1995 until the spin-off, he was the General Manager of the corporate division of The Advisory Board Company with responsibility for managing the business assumed by us in the spin-off. From 1990 to 1995, Mr. McGonigle was a consultant in the Financial Institutions Group at McKinsey & Company. Mr. McGonigle received a B.A. from the Woodrow Wilson School at Princeton University and a J.D. from Harvard Law School.

        Michael A. D’Amato has been a director since July 1998. From July 1998 until February 1999, Mr. D’Amato served as our Executive Vice President-Finance and our Secretary. From the date of the spin-off until November 1998, Mr. D’Amato served as our Chief Financial Officer. Since the spin-off, Mr. D’Amato also has served as an Executive Vice President of The Advisory Board Company and the Chief Financial Officer of DGB Enterprises, Inc. From 1996 until July 1998, he was the Chief Financial Officer of The Advisory Board Company. From 1995 to 1996, Mr. D’Amato served as the Special Advisor to the Chairman of The Advisory Board Company. From 1982 until 1995, Mr. D’Amato was a partner with Bain and Company. Mr. D’Amato received a B.S. from Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.

        Harold L. Siebert has been a director since July 1998, and served as the Chairman of the Board from July 1998 until January 2000. From 1996 through July 1998, Mr. Siebert served as Chief Executive Officer and Chairman of Inforum Inc., a company providing marketing and planning systems for healthcare clients, and as Executive Vice President of Medstat/Thomson, a healthcare information company. From 1995 until 1996, Mr. Siebert served as Bureau Chief of TennCare, the State of Tennessee’s Medicaid managed care program. From 1993 until 1995, Mr. Siebert was a consultant to Medstat/Thomson. In 1988, Mr. Siebert founded Inforum, Inc. and served as its President and Chief Executive Officer from 1988 through 1993. Prior to 1988, he held various senior-level positions at HBO & Co. and Baxter International. Mr. Siebert received his B.S. from Miami University in Oxford, Ohio.

        Robert C. Hall has been a director since February 1999. From 1995 to January 1999, Mr. Hall served as the Vice President of The Thomson Corporation, a publicly held information publishing company. From 1990 to 1995, Mr. Hall was the Chief Executive Officer of Thomson Information and Publishing Group, a division of The Thomson Corporation involved in professional information and publishing. From 1985 to 1990, Mr. Hall was the President of Thomson Financial Services Group, another publishing division of The Thomson Corporation. Mr. Hall serves on the Board of Directors of Advanta Corporation, a publicly held financial services company, and Advanta Partners Company, a venture capital firm. Mr. Hall received a B.S. from Iowa State University.

        David W. Kenny has been a director since February 1999. Mr. Kenny has served as Chief Executive Officer of Digitas, a leader in bricks and clicks business integration, since September 1997 and as Chairman since December 1999. From 1991 to 1997, he was a partner at Bain & Company. Mr. Kenny received a B.S. from the General Motors Institute and an M.B.A. from Harvard Business School.

        Stephen G. Pagliuca has been a director since February 1999. Mr. Pagliuca founded Information Partners for Bain Capital in 1989 and is currently a Managing Director of Bain Capital, Inc., a private equity investment firm, which he joined in 1989. Prior to becoming a Managing Director at Bain Capital, he was a partner at Bain & Company. Currently, he is on the Board of Directors of Gartner Group, a publicly held information publishing company; Datek Online Holdings Corp., a financial services company; Dynamic Details, a publicly held electronics design and manufacturing company; Dade Behring, Inc., a medical testing systems company; Epoch Senior Living, assisted living facilities; and IOS Brands, Inc., a publicly held floral and specialty gifts company. Mr. Pagliuca received a B.A. from Duke University and an M.B.A. from Harvard Business School.

        Clay M. Whitson has been our Chief Financial Officer since November 1998, our Secretary since February 1999 and our Treasurer since July 2000. Mr. Whitson is also a member of our Management Operating Committee. From 1996 through October 1998, Mr. Whitson served as the Chief Financial Officer and Treasurer of PMT Services, Inc., a publicly held credit card processing company. From 1990 to 1996, Mr. Whitson served as the Chief Financial Officer of the Gemala Group, a diversified conglomerate based in Indonesia. Prior to joining the Gemala Group in 1990, Mr. Whitson was a director in the Mergers and Acquisitions Department of The Chase Manhattan Bank, NA. Mr. Whitson received a B.A. from Southern Methodist University and an M.B.A. from the University of Virginia.

        Sally Chang has been our Chief Marketing Officer since January 2000. Ms. Chang is also a member of our Management Operating Committee. From June 1998 until January 2000, Ms. Chang was our General Manager, Sales and Marketing. From 1992 until joining us, she served in various management capacities with The Advisory Board Company, including as General Manager, Health Care Member Services; General Manager, Health Care Research; and an Executive Director, Research. Prior to 1992, Ms. Chang worked in the corporate planning department of Fuji Xerox in Tokyo, as a general management consultant with Touche Ross, and in the merger and acquisitions group of Drexel Burnham Lambert. Ms. Chang received an A.B. from Harvard University, an M.A. from the University of Pennsylvania and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

        Derek C. M. van Bever has been our Chief Research Officer since the spin-off. Mr. van Bever is also a member of our Management Operating Committee. From 1995 through the date of the spin-off, he served as the Chief Research Officer of the business assumed by us in the spin-off. Prior to that, he served in various management capacities with The Advisory Board Company, which he joined in 1981. Mr. van Bever received a B.A. and an M.A. from the University of Delaware and an M.B.A. from Harvard Business School.

Item 11.    Executive Compensation.

        The following table presents certain information concerning compensation earned for services rendered for 1998, 1999, and 2000 by the Chief Executive Officer and the three other most highly paid executive officers (the “Named Officers”):

		Annual Compensation			Long-Term Compensation Number of Options	All Other Compensation(2)
Name and Principal Positions	Year	Salary	Bonus(1)
James J. McGonigle(3)	2000	$ 462,000	—		120,000	—
Chief Executive Officer	1999	440,000	—		122,000	—
	1998	413,849	$100,000	(4)	—	—

Derek C. M. van Bever	2000	$400,000	—		40,000	$850,000
Chief Research Officer	1999	400,000	—		35,000	850,000
	1998	394,231	100,000	(4)	—	850,000

Sally Chang(5)	2000	$335,000	—		40,000	—
Chief Marketing Officer	1999	325,000	—		35,000	—
	1998	175,961	100,000	(4)	481,600	—

Clay M. Whitson(6)	2000	$265,000	—		30,000	—
Chief Financial Officer, Secretary, and Treasurer	1999	250,000	—		—	—
	1998	31,730	100,000	(7)	344,000	—

(1)
We generally do not pay bonuses to our executive officers. However, from time to time we have paid discretionary bonuses under certain special circumstances. Performance bonuses are pro-rated over the related employment period.

(2)	Reflects amounts paid to Mr. van Bever in each of 1998, 1999, and 2000 in connection with the repurchase of certain options of The Advisory Board Company prior to the time of the spin-off.
(3)	Mr. McGonigle was named our Chief Executive Officer in July 1998.
(4)
Includes a special bonus paid in connection with our initial public offering: $40,000 paid by us in cash and $60,000 paid in shares of common stock (valued at the initial public offering price) by the former stockholder.

(5)	Ms. Chang joined us as General Manager, Sales and Marketing, in June 1998.
(6)	Mr. Whitson joined us as Chief Financial Officer in November 1998.
(7)	Reflects a signing bonus of $100,000 paid to Mr. Whitson upon the commencement of his employment.

Option Grants in Fiscal 2000

        The following table shows information about stock option grants to the Named Officers during fiscal 2000. These options are included in the Summary Compensation Table above. All options were granted at fair market value under the 1999 Stock Option Plan. The options have ten-year terms. The rules of the Securities and Exchange Commission require us to show hypothetical gains that the Named Officers would have for these options at the end of their ten-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. They are not Company’s estimate or projection of future stock prices.

        The following table sets forth certain information concerning grants of stock options to each of the Named Officers during 2000:

Stock Option Grants in 2000

	Individual Grants(1)					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Shares Underlying Option Grants	% of Total Options Granted to Employees in Fiscal Year	Exercise Price (per share)	Market Price on Date of Grant	Expiration Date
						5%	10%
James J. McGonigle	120,000	7.4%	$21.19	$21.19	February 24, 2010	$1,599,153	$4,052,568
Derek C. M. van Bever	40,000	2.5	21.19	21.19	February 24, 2010	533,051	1,350,856
Sally Chang	40,000	2.5	21.19	21.19	February 24, 2010	533,051	1,350,856
Clay M. Whitson	30,000	1.9	21.19	21.19	February 24, 2010	399,788	1,013,142

(1)	Options granted under The Corporate Executive Board Company 1999 Stock Option Plan generally become exercisable 25% per year beginning one year after the date of grant.

Option Exercises in 2000 and Year-End Option Values

        The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2000, and the value of their unexercised options at the end of fiscal 2000. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise. Value at fiscal year end is measured as the difference between the exercise price and market value on December 29, 2000, which was $39.77 per share.

        The following table sets forth certain information concerning stock options held by each of the Named Officers during 2000:

Aggregated Option Exercises in 2000
and Year-End Option Values

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James J. McGonigle(2)	410,526	$8,541,994	110,174	701,700	$4,178,788	$24,423,480
Derek C. M. van Bever	148,750	2,955,400	40,600	246,850	1,573,453	8,536,941
Sally Chang	249,550	4,323,589	—	307,050	—	10,274,012
Clay M. Whitson	100,000	1,300,000	14,690	259,310	479,629	8,044,372

(1)	Based on the closing price of our common stock on December 29, 2000 of $39.77 per share.
(2)
Mr. McGonigle’s stock option agreement with respect to 980,400 options provides that the number of shares of common stock issuable pursuant to those options will be increased if the number of shares of common stock outstanding on a fully diluted basis exceeds 37,840,000 shares, and again if the number of shares of common stock outstanding on a fully diluted basis exceeds 41,280,000 shares. The amount of the increase on each occasion will be 10% of the sum of the number of shares that remain issuable pursuant to those options at the time and the number of shares that were issued to him upon the exercise of those options that he continues to hold at the time. The exercise price per each additional share on each such date will be the fair market value of a share of common stock on each such date.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information regarding the beneficial ownership of The Corporate Executive Board Company’s Common Stock as of March 16, 2001, by (i) each stockholder owning 5% or more of the Common Stock, (ii) each Named Officer, (iii) each director and (iv) all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Total Equity Stake(2)
	Number	Percent	Number	Percent
Jeffrey D. Zients(3)	392,240	1.1%	412,240	1.0%
James J. McGonigle(4)	187,474	*	634,554	1.6%
Michael A. D’Amato(5)	89,320	*	99,320	*
Harold L. Siebert(6)	234,250	*	485,050	1.2%
Robert C. Hall(3)	52,240	*	62,240	*
David W. Kenny(3)	65,240	*	75,240	*
Stephen G. Pagliuca(3)	42,240	*	52,240	*
Clay M. Whitson(7)	50,846	*	213,000	*
Sally Chang	491	*	149,311	*
Derek C. M. van Bever(8)	72,774	*	227,514	*
The TCW Group, Inc./Robert Day(9)	3,738,735	11.0%	3,738,735	9.3%
All current directors and executive officers as a group (10 people).	1,187,115	3.4%	2,410,709	6.0%

*	Indicates ownership of less than 1%.

(1)
Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. We have included in shares owned by each stockholder all options held by the stockholder that are currently exercisable or exercisable within 60 days of March 16, 2001 (which would be May 15, 2001).

(2)
The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options are exercisable within 60 days.

(3)
Beneficial ownership consists of shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of March 16, 2001 (which would be May 15, 2001).

(4)
Beneficial ownership consists of 164,794 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of March 16, 2001 (which would be May 15, 2001).

(5)
Beneficial ownership consists of 83,320 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of March 16, 2001 (which would be May 15, 2001).

(6)
Beneficial ownership consists of 175,050 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of March 16, 2001 (which would be May 15, 2001).

(7)
Beneficial ownership consists of 46,846 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of March 16, 2001 (which would be May 15, 2001).

(8)
Beneficial ownership consists of 57,710 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of March 16, 2001 (which would be May 15, 2001).

(9)
As reported in a Schedule 13G/A filed on February 14, 2001. The Schedule 13G/A states that The TCW Group, Inc. and Robert Day share voting and investment power with respect to the shares, and that shares reported for Robert Day include shares reported for The TCW Group, Inc. The address of The TCW Group, Inc. and of Robert Day is 865 South Figueroa Street, Los Angeles, CA 90017.

Item 13.    Certain Relationships and Related Transactions.

        Administrative Services Agreement.    The Advisory Board Company provides certain administrative services to us pursuant to the Administrative Services Agreement. The Advisory Board Company is owned by an individual who prior to February 28, 2000, owned greater than five percent of our Common Stock. We believe that the services provided under the Administrative Services Agreement may be obtained from alternative sources and that the fees pursuant to the Administrative Services Agreement approximate the cost to internally provide or otherwise externally source those services. During 2000, The Advisory Board Company provided an aggregate of $22,000 of services to us under this agreement. This agreement expired on December 31, 2000.

        Vendor Contracts Agreement.    Pursuant to a Vendor Contracts Agreement, we participate in certain vendor contracts entered into by The Advisory Board Company for the provision of certain services, such as telecommunications, mailing and general office services. The Vendor Contracts Agreement specifies that we will pay the vendor directly if costs can be segregated and billed separately, or we will reimburse The Advisory Board Company for our reasonably allocated share of commonly billed costs. This agreement expired on December 31, 2000. We expect to enter into separately negotiated vendor agreements as soon as reasonably practical, and do not expect to incur material incremental costs.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements of the registrant and report of independent Public Accountants are included in Item 8 hereof.

        Report of Independent Public Accountants, Balance Sheets as of December 31, 1999 and 2000, Statements of Income for the years ended December 31, 1998, 1999, and 2000, Statements of Cash Flows for the years ended December 31, 1998, 1999, and 2000, Statements of Changes in Stockholders’ Equity (Deficit) as of December 31, 1998, 1999, and 2000, and Notes to Financial Statements

(a)(2)
Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are in applicable and there have been omitted.

Schedule II—Valuation and Qualifying Accounts

(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Description of Exhibit
1.1	[Omitted]
3.1	Second Amended and Restated Certificate of Incorporation.*
3.2	Amended and Restated Bylaws.*
4.1	Specimen Common Stock Certificate.*
5.1	[Omitted]
10.1	Employment Agreement, dated January 21, 1999, between the Company and James J. McGonigle.*†
10.2	[Omitted]
10.3	Employment Agreement, dated November 1, 1998, between the Company and Clay M. Whitson.*†
10.4	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive
Compensation Plan, effective as of October 31, 1997, between the Company and James J. McGonigle, as amended on January 21, 1999.*†
10.5	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of April 15, 1998, between the Company and Harold L. Siebert.*†
10.6	[Omitted]
10.7	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, dated as of November 1, 1998, between the Company and Clay M. Whitson.*†
10.8	Stock Option Agreement #1 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Michael A. D’Amato.*†
10.9	Stock Option Agreement #2 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Michael A. D’Amato.*†
10.10	Stock Option Agreement #1 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Jeffrey D. Zients.*†
10.11	Stock Option Agreement #2 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Jeffrey D. Zients*†
10.12	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of June 1, 1998, between the Company and Sally Chang.*†
Exhibit No.	Description of Exhibit
10.13	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive
Compensation Plan, effective as of October 31, 1997, between the Company and Derek C. van Bever, as amended on July 21, 1998.*†
10.14	Form of Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, including form of amendment.*
10.15	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-
Competition, Non- Solicitation and Work Product, dated January 21, 1999, between the Company and
James J. McGonigle.*
10.16	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-
Competition, Non- Solicitation and Work Product, effective as of April 15, 1998, between the
Company and Harold L. Siebert.*
10.17	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-
Competition, Non- Solicitation and Work Product, dated November 1, 1998, between the Company and
Clay M. Whitson.*
10.18	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-
Competition, Non- Solicitation and Work Product, dated October 30, 1997, between the Company and
Michael A. D’Amato.*
10.19	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-
Competition, Non-Solicitation and Work Product, dated October 30, 1997, between the Company and
Jeffrey D. Zients.*
10.20	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*
10.21	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated.*
10.21.1	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*
10.22	Directors’ Stock Plan.*
10.22.1	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-Qualified Stock Options.*
10.23	1998 Stock Option Plan.*
10.23.1	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*
10.24	Cross-Indemnification Agreement, dated as of January 21, 1999, between David G. Bradley and The Corporate Executive Board Company.*
10.25	Promissory Note, dated October 31, 1998, between David G. Bradley and The Corporate Executive Board Company.*
10.26	Security Agreement, dated October 31, 1997, between David G. Bradley and The Corporate Executive Board Company.*
10.27	Letter Agreement, dated January 18, 1999, between The Corporate Executive Board Company and David G. Bradley with respect to the repayment of $6.5 million Promissory Note.*
10.28	Administrative Services Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*
10.29	Member Contracts Agreement, dated as of October 31, 1997, between The Advisory Board Company and The Corporate Executive Board Company.*
10.30	Vendor Contracts Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*
10.31	Non-Competition Agreement, effective as of January 1, 1999, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley.*
10.32	[Omitted]
Exhibit No.	Description of Exhibit
10.33	Distribution Agreement, dated as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*
10.34	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*
10.35	Registration Rights Agreement, dated January 22, 1999, between The Corporate Executive Board Company and David G. Bradley.*
10.36	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*
10.37	Letter agreement regarding the special bonus plan.*†
10.38	Amended and Restated “Liquid Markets” Agreement, dated August 20, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on December 28, 1998.*†
10.39	Letter to Michael A. D’Amato from the Chairman of The Corporate Executive Board Company re Accelerated Vesting of Options.*†
10.40	Clarification Letter to Michael A. D’Amato from The Corporate Executive Board Company re Stock Option Agreements.*†
10.41	Letter to Jeffrey Zients from David Bradley re Accelerated Vesting of Options.*†
10.42	Clarification Letter to Jeffrey Zients from The Corporate Executive Board Company re Stock Option Agreements.*†
10.43	Term Sheet for Director Non-Qualified Stock Options between Robert C. Hall and The Corporate Executive Board Company.*†
10.44	Term Sheet for Director Non-Qualified Stock Options between David W. Kenny and The Corporate Executive Board Company.*†
10.45	Term Sheet for Director Non-Qualified Stock Options between Stephen G. Pagliuca and The Corporate Executive Board Company.*†
10.46	Term Sheet for Director Non-Qualified Stock Options between Jeffrey D. Zients and The Corporate Executive Board Company.*†
10.47	Term Sheet for Director Non-Qualified Stock Options between Michael A. D’Amato and The Corporate Executive Board Company, as amended on January 27, 1999.*†
10.48	Employee Stock Purchase Plan dated June 23, 2000.**†
10.49	Loan Agreement by and between Bank of America, N.A. and the Corporate Executive Board dated May 25, 2000.***
21.1	List of the Subsidiaries of The Corporate Executive Board Company: None.
23.1	Consent of Arthur Andersen LLP
23.2	[Omitted.]
24.1	[Omitted.]
27	[Omitted.]

*
Incorporated by reference to the same exhibit to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
***	Incorporated by reference to exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
†	Compensation arrangement.

(b)	Reports on Form 8-K.

None.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(d)
Financial statements schedules: The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted, except for Schedule II—Valuation and Qualifying Accounts which is provided below.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The Corporate Executive Board Company:

        We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of The Corporate Executive Board Company included in this Form 10-K and have issued our report thereon dated January 31, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II—Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Washington, DC
January 31, 2001

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Year	Additions Charged to Revenue	Additions Charged to Other Accounts	Deductions from Reserve	Balance at End of Year
Year ending December 31, 1998
Allowance for doubtful accounts	$1,000	$1,409	$ —	$1,176	$1,233

	$1,000	$1,409	$ —	$1,176	$1,233

Year ending December 31, 1999
Allowance for doubtful accounts	$1,233	$1,851	$ —	$1,743	$1,341

	$1,233	$1,851	$ —	$1,743	$1,341

Year ending December 31, 2000
Allowance for doubtful accounts	$1,341	$3,590	$ —	$3,303	$1,628

	$1,341	$3,590	$ —	$3,303	$1,628

Signatures

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of March 24, 2001.

THE CORPORATE EXECUTIVE BOARD COMPANY

/s/ JAMES J. MC GONIGLE
By:
James J. McGonigle
Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JAMES J. MC GONIGLE James J. McGonigle	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2001

/s/ CLAY M. WHITSON Clay M. Whitson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2001

/s/ JEFFREY D. ZIENTS Jeffrey D. Zients	Director, Chairman of the Board	March 24, 2001

/s/ MICHAEL A. D’AMATO Michael A. D’Amato	Director	March 24, 2001

/s/ ROBERT C. HALL Robert C. Hall	Director	March 24, 2001

/s/ DAVID W. KENNY David W. Kenny	Director	March 24, 2001

/s/ STEPHEN G. PAGLIUCA Stephen G. Pagliuca	Director	March 24, 2001

/s/ HAROLD L. SIEBERT Harold L. Siebert	Director	March 24, 2001