Form 10-Q
period 2001-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2001-05-02
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------
FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2001.
or
[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-24799

----------------------------

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-2056410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2000 Pennsylvania Avenue, NW
Suite 6000
Washington, DC	20006
(Address of principal executive offices)	(Zip Code)

(202) 777-5000

(Registrant's telephone number, including area code

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

As of May 11, 2001, we had outstanding __________ shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

----------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Balance Sheets at March 31, 2001 and
December 31, 2000	3

Condensed Statements of Income for the Three
Months Ended March 31, 2001 and 2000	4

Condensed Statements of Cash Flows for the Three
Months Ended March 31, 2001 and 2000	5

Notes to Condensed Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.	8

ITEM 3. Quantitative and Qualitative Disclosures About
Market Risk.	11

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.	12

ITEM 2. Changes in Securities.	12

ITEM 3. Defaults Upon Senior Securities and Use of Proceeds.	12

ITEM 4. Submission of Matters to a Vote of Security Holders.	12

ITEM 5. Other Information.	12

ITEM 6. Exhibits and Reports on Form 8-K.	12

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2001	December 31, 2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,805	$19,493
Marketable securities	7,956	5,765
Membership fees receivable, net	13,667	29,519
Deferred income taxes, net	14,215	14,742
Deferred incentive compensation	2,609	2,827
Prepaid expenses and other current assets	3,577	3,015

Total current assets	71,829	75,361

Deferred income taxes, net	47,633	16,606
Marketable securities	57,561	44,115
Property and equipment, net	18,131	16,412

Total assets	$195,154	$152,494

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$9,364	$8,102
Accrued incentive compensation	2,389	3,013
Stock option repurchase liability	--	3,140
Deferred revenues	67,550	71,281

Total current liabilities	79,303	85,536

Other liabilities	1,451	1,397

Total liabilities	80,754	86,933

Stockholders' equity:
Preferred stock, par value $0.01; 5,000,000 shares
authorized, no shares issued and outstanding	--	--
Common stock, par value $0.01; 100,000,000 shares
authorized and 34,174,291 and 31,144,069 shares
issued and outstanding as of March 31, 2001, and
December 31, 2000, respectively	342	311
Additional paid-in capital	82,705	38,579
Deferred compensation	(93)	(186)
Retained earnings	30,678	26,611
Accumulated elements of comprehensive income	768	246

Total stockholders' equity	114,400	65,561

Total liabilities and stockholders' equity	$195,154	$152,494

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2001	2000

Revenues	$29,215	$20,784
Cost of services	11,243	8,477

Gross profit	17,972	12,307

Costs and expenses:
Member relations and marketing	6,490	4,273
General and administrative	3,881	2,729
Depreciation	921	452
Stock option and related expenses	1,098	1,036

	12,390	8,490

Income from operations	5,582	3,817

Other income	978	589

Income before provision for income taxes	6,560	4,406

Provision for income taxes	2,493	1,718

Net income	$4,067	$2,688

Earnings per share:
Basic	$0.13	$0.09

Diluted	$0.11	$0.08

Weighted average shares used in the calculation of
earnings per share:
Basic	31,796	28,450
Diluted	35,408	33,474

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2001	2000

Cash flows from operating activities:
Net income	$4,067	$2,688
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation	921	452
Deferred income taxes	2,493	1,718
Stock option and related expenses	93	96
Other non-cash items	--	3
Changes in operating assets and liabilities:
Membership fees receivable, net	15,852	15,438
Deferred incentive compensation	218	304
Prepaid expenses and other current assets	(562)	(297)
Accounts payable and accrued liabilities	(130)	(1,715)
Accrued incentive compensation	(624)	(1,425)
Deferred revenues	(3,731)	(5,294)
Other liabilities	54	55

Net cash flows provided by operating activities	18,651	12,023

Cash flows from investing activities:
Purchases of property and equipment	(2,640)	(1,903)
Purchases of marketable securities, net	(14,801)	(4,815)

Net cash used in investing activities	(17,441)	(6,718)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	10,849	5,021
Withholding of selling shareholder income tax liabilities	1,223	--
Reimbursement of offering costs	375	650
Payment of offering costs	(205)	(436)
Stock option repurchases	(3,140)	(1,570)

Net cash provided by financing activities	9,102	3,665

Net increase in cash and cash equivalents	10,312	8,970

Cash and cash equivalents, beginning of period	19,493	19,726

Cash and cash equivalents, end of period	$29,805	$28,696

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

Note 2 - Condensed financial statements

     The accompanying condensed unaudited financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes as reported on our Form 10-K filed with the SEC on March 30, 2001.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2000, has been derived from the financial statements that have been audited by our independent public accountants. The results of operations for the three months ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001, or any other period within calendar year 2001.

Note 3 - Public offerings of common stock

     In March 2001, certain of our shareholders sold 3,035,000 shares of our common stock in a registered public offering (the "Registered Offering"). In February 2000, certain of our shareholders sold 5,511,515 shares of our common stock in a secondary public offering (the "Secondary Offering"). We did not directly receive any proceeds from the sale of common stock pursuant to the Registered Offering or Secondary Offering. However, we did receive cash from the exercise of common stock options in conjunction with the Registered Offering and Secondary Offering. In addition, we recognized $1.0 million and $940,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in conjunction with the Registered Offering and Secondary Offering, respectively. The additional FICA taxes are included within Stock option and related expenses on the condensed statement of income.

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

	Three months ended March 31,
	2001	2000

Basic weighted average common shares outstanding	31,795,705	28,449,712
Weighted average common share equivalents outstanding	3,611,903	5,024,668

Diluted weighted average common shares outstanding	35,407,608	33,474,380

Note 5- Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 30, 2001 and 2000, was $4.8 million and $2.2 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $768,000 at March 31, 2001. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $490,000 at March 31, 2000.

Note 6 - Supplemental cash flow disclosures

     For the three months ended March 31, 2001 and 2000, we recognized $33.3 million and $28.2 million, respectively, in stockholders' equity for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the three months ended March 31, 2001 and 2000, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options.

Note 7 – Condensed financial statement reclassifications

     Certain amounts in the condensed financial statements as of and for the three-month period ended March 31, 2000, have been reclassified to conform to the presentation in the condensed financial statements as of and for the three-month period ended March 31, 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institution industry which may adversely impact our business, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related content, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect the estimated income tax rate, and possible volatility of stock price. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

     We provide "best practices" research and analysis focusing on corporate strategy, operations and general management issues. Best practice research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each subscription program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program's content database and decision support tools.

     One measure of our business is the annualized "Contract Value," which we calculate as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 31.4% to $111.6 million at March 31, 2001, from $84.9 million at March 31, 2000.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services. Member relations and marketing expenses include the costs of acquiring new members and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Stock option and related expenses include non-cash compensation expense related to certain stock option agreements in existence at the time we were spun-off from the Advisory Board Company (the “Spin-off”) and additional payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2001	2000

Revenues	100.0%	100.0%
Cost of services	38.5	40.8

Gross profit	61.5	59.2

Costs and expenses:
Member relations and marketing	22.2	20.6
General and administrative	13.3	13.1
Depreciation	3.2	2.2
Stock option and related expenses	3.8	5.0

	42.4	40.8

Income from operations	19.1	18.4
Other income	3.3	2.8

Income before provision for income taxes	22.5	21.2
Provision for income taxes	8.5	8.3

Net income	13.9%	12.9%

Three months ended March 31, 2001 and March 31, 2000

     Revenues. Total revenues increased 40.6% to $29.2 million for the three months ended March 31, 2001, from $20.8 million for the three months ended March 31, 2000. The increase in revenues is attributable primarily to cross-selling additional subscriptions to existing members, adding new members, price increases, and the introduction of three new subscription programs over the past twelve months.

     Cost of services. Cost of services increased 32.6% to $11.2 million for the three months ended March 31, 2001, from $8.5 million for the three months ended March 31, 2000. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services decreased as a percentage of revenues to 38.5% for the three months ended March 31, 2001, from 40.8% for the three months ended March 31, 2000. This decrease is attributable to the fixed nature of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

     Member relations and marketing. Member relations and marketing costs increased 51.9% to $6.5 million for the three months ended March 31, 2001, from $4.3 million for the three months ended March 31, 2000. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Although we have added member relations and marketing resources to increase revenues, member relations and marketing costs have remained relatively consistent as a percentage of total revenues for the three months ended March 31, 2001 and 2000.

     General and administrative. General and administrative expenses increased 42.2% to $3.9 million for the three months ended March 31, 2001, from $2.7 million for the three months ended March 31, 2000. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, management information systems, and facilities management to support overall our growth. As a percentage of revenues, general and administrative expenses have remained consistent for the three months ended March 31, 2001 and 2000.

     Depreciation. Depreciation expense increased 103.8% to $921,000 for the three months ended March 31, 2001, from $452,000 for the three months ended March 31, 2000. The increase in depreciation expense was principally due to purchases of computer equipment and software to support organizational growth.

     Stock option and related expenses. We recognized $93,000 and $96,000 for the three months ended in March 31, 2001 and 2000, respectively, in non-cash compensation expense related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized over the vesting period. We will recognize the remaining $93,000 of compensation expense related to the substitution agreements in the three month period ended June 30, 2001. In addition, we recognized $1.0 million and $940,000 in compensation expense in the three months ended March 31, 2001 and 2000, respectively, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of options to purchase shares of common stock which were sold in the Registered Offering and Secondary Offering.

     Gross profit trend. Historically, the gross margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the cost of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross margin for the three months ended March 31, 2001, may not be indicative of future results.

Liquidity and capital resources

     Cash flows from operating activities. We have financed its operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $18.7 million and $12.0 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, operating cash flow was generated principally by net income, the collection of membership fees receivable, and the utilization of tax benefits created by the exercise of common stock options. The increases in the three months ended March 31, 2001, were partially offset by the growth in deferred revenues. The increases in the three months ended March 31, 2000, were offset by a growth in deferred revenues, in accounts payable and accrued liabilities and in accrued incentive compensation. As of March 31, 2001, we had cash and cash equivalents and marketable securities of $95.3 million. Management expects that its current cash and cash equivalents and marketable securities balances and net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. Net cash used in investing activities was $17.4 million and $6.7 million during the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities during the three months ended March 31, 2001 and 2000, is attributed to the purchase of available-for-sale marketable securities and the additional investment in computer equipment and software.

     Cash flows from financing activities. Net cash provided by financing activities was $9.1 million and $3.7 million during the three months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities during the three months ended March 31, 2001 and 2000, was primarily attributed to receipt of cash from the exercise of stock options in association with the Registered Offering and Secondary Offering. In the three months ended March 31, 2001, we withheld $1.2 million of income tax liabilities on behalf of the employees who exercised and sold non-qualified common stock options in the Registered Offering. In addition, we entered into agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. We paid $3.1 million and $1.6 million related to these agreements in the three months ended March 31, 2001 and 2000, respectively. We do not have any remaining cash obligations related to the agreements with certain employees prior to the Spin-off to repurchase stock options at fixed amounts as of March 31, 2001.

We have entered into a $10.0 million, unsecured loan agreement, expiring May 2002, with a commercial bank that provides for a revolving line of credit facility under which we may from time to time borrow, repay and re-borrow funds. There have been no borrowings under the loan agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash equivalents and marketable securities, which is designed for safety of principal and liquidity. We maintain a portfolio of cash, cash equivalents and marketable securities with financial institutions. Cash and cash equivalents consist of highly liquid U.S. government and U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of United States Treasury notes and bonds and Washington, D.C. tax-exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust out portfolio risk or income profile.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

ITEM 2.	Change in Securities.

Not applicable.

ITEM 3.	Defaults Upon Senior Securities and Use of Proceeds.

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits: None.

(b) Reports on Form 8-K: On February 20, 2001, we filed a Current Report on Form 8-K which included the our audited financial statements as of and for the three years ended December 31, 1998, 1999 and 2000, and related Management's Discussion and Analysis of Financial Condition and Results of Operations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson

Clay M. Whitson
Chief Financial Officer

Date: May 14, 2001