Form 10-Q/A
period 2001-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2001-05-03
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------
FORM 10-Q/A
(AMENDMENT NO. 1)
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

As of April 25, 2001, we had outstanding 34,333,157 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

Introductory Note

This Amendment No. 1 is being filed to replace and supercede the Form 10-Q filing made on May 2, 2001. The May 2 Form 10-Q filing was unintentionally filed in draft form by our filing agent, R.R. Donnelley Financial, without our authorization and prior to our completion. Because the Form 10-Q was filed without our authorization and prior to completion, the cover page, the notes to the condensed financial statements and Item 2 disclosures contain incorrect information and omit certain information. Investors should not refer to or rely on the Form 10-Q filed on May 2, 2001.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

----------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Balance Sheets at March 31, 2001 and
December 31, 2000	4

Condensed Statements of Income for the Three
Months Ended March 31, 2001 and 2000	5

Condensed Statements of Cash Flows for the Three
Months Ended March 31, 2001 and 2000	6

Notes to Condensed Financial Statements	7

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.	9

ITEM 3. Quantitative and Qualitative Disclosures About
Market Risk.	13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.	14

ITEM 2. Changes in Securities.	14

ITEM 3. Defaults Upon Senior Securities and Use of Proceeds.	14

ITEM 4. Submission of Matters to a Vote of Security Holders.	14

ITEM 5. Other Information.	14

ITEM 6. Exhibits and Reports on Form 8-K.	14

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

Note 2 - Condensed financial statements

     The accompanying condensed unaudited financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes as reported on our Form 10-K filed with the SEC in March, 2001.

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

Note 3 - Public offerings of common stock

     In March 2001, certain of our shareholders sold 3,000,000 shares of our common stock in a registered public offering (the "Registered Offering"). In February 2000, certain of our shareholders sold 11,023,030 shares of our common stock in a secondary public offering (the "Secondary Offering"). We did not directly receive any proceeds from the sale of common stock pursuant to the Registered Offering or Secondary Offering. However, we did receive cash from the exercise of common stock options in conjunction with the Registered Offering and Secondary Offering. In addition, we recognized $1.0 million and $940,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in conjunction with the Registered Offering and Secondary Offering, respectively. The additional FICA taxes are included within Stock option and related expenses on the condensed statement of income.

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

Note 5- Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 2001 and 2000, was $4.6 million and $2.9 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $768,000 at March 31, 2001. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $490,000 at March 31, 2000.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institution industry which may adversely impact our business, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related content, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect the estimated income tax rate, our ability to use our existing deferred tax assets, and possible volatility of stock price. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

      One measure of our business is the annualized "Contract Value," which we calculate as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 32.6% to $112.5 million at March 31, 2001, from $84.9 million at March 31, 2000.

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

     Cost of services. Cost of services increased 32.6% to $11.2 million for the three months ended March 31, 2001, from $8.5 million for the three months ended March 31, 2000. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services decreased as a percentage of revenues to 38.5% for the three months ended March 31, 2001, from 40.8% for the three months ended March 31, 2000. This decrease is attributable to the fixed nature of a portion of production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

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

     General and administrative. General and administrative expenses increased 42.2% to $3.9 million for the three months ended March 31, 2001, from $2.7 million for the three months ended March 31, 2000. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, and management information systems to support our growth. As a percentage of revenues, general and administrative expenses have remained consistent for the three months ended March 31, 2001 and 2000.

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

     Other income. Other income consists of interest income earned on a portfolio of cash, cash equivalents and marketable securities, which consists of highly liquid U.S. government obligations, U.S. Treasury notes and bonds, and Washington, DC tax exempt notes and bonds. Other income increased 66.0% to $978,000 for the three months ended March 31, 2001, from $589,000 for the three months ended March 31, 2000. The growth in other income was due primarily to the increase in interest income associated with the increased level of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of net cash flows provided by operating activities and by financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. The Company recorded a provision for income taxes of $2.5 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2001, as compared to March 31, 2000, primarily reflects an increase, as a percentage of net income, in the amount of tax-exempt interest income earned on the portfolio of cash equivalents and marketable securities.

Liquidity and capital resources

     Cash flows from operating activities. We have financed its operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $18.7 million and $12.0 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, operating cash flow was generated principally by net income, the collection of membership fees receivable, and the utilization of tax benefits created by the exercise of common stock options. These increases in the three months ended March 31, 2001, were partially offset by the decline in deferred revenues. These increases in the three months ended March 31, 2000, were offset by a decline in deferred revenues, in accounts payable and accrued liabilities and in accrued incentive compensation. As of March 31, 2001, we had cash and cash equivalents and marketable securities of $95.3 million. Management expects that its current cash and cash equivalents and marketable securities balances and net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. Net cash used in investing activities was $17.4 million and $6.7 million during the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities during the three months ended March 31, 2001 and 2000, is attributed to the purchase of available-for-sale marketable securities and the additional investment in leasehold improvements for additional office space in Washington, DC, computer equipment and software.

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

Date: May 3, 2001