Form 10-Q
period 2001-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2001-08-10
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2001.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2056410 (I.R.S. Employer Identification Number)

2000 Pennsylvania Avenue, NW Suite 6000 Washington, D.C. (Address of principal executive offices)	20006 (Zip Code)

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

As of August 3, 2001, we had outstanding 34,748,863 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2001	December 31, 2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$16,330	$19,493

Marketable securities	35,367	5,765

Membership fees receivable, net	15,587	29,519

Deferred income taxes, net	15,324	14,742

Deferred incentive compensation	2,583	2,827

Prepaid expenses and other current assets	2,739	3,015

Total current assets	87,930	75,361

Deferred income taxes, net	49,952	16,606

Marketable securities	51,397	44,115

Property and equipment, net	18,552	16,412

Total assets	$207,831	$152,494

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$9,907	$8,102

Accrued incentive compensation	1,806	3,013

Stock option repurchase liability	—	3,140

Deferred revenues	66,170	71,281

Total current liabilities	77,883	85,536

Other liabilities	1,660	1,397

Total liabilities	79,543	86,933

Stockholders’ equity:

Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01; 100,000,000 shares authorized and 34,741,563 and 31,144,069 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	347	311

Additional paid-in capital	91,190	38,579

Deferred compensation	—	(186)

Retained earnings	36,089	26,611

Accumulated elements of comprehensive income	662	246

Total stockholders’ equity	128,288	65,561

Total liabilities and stockholders’ equity	$207,831	$152,494

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenues	$31,124	$22,612	$60,339	$43,396

Cost of services	10,909	8,372	22,152	16,849

Gross profit	20,215	14,240	38,187	26,547

Costs and expenses:

Member relations and marketing	7,432	5,236	13,922	9,509

General and administrative	4,015	2,919	7,896	5,648

Depreciation	1,002	463	1,923	915

Stock option and related expenses	160	132	1,258	1,168

	12,609	8,750	24,999	17,240

Income from operations	7,606	5,490	13,188	9,307

Other income, net	1,124	446	2,102	1,035

Income before provision for income taxes	8,730	5,936	15,290	10,342

Provision for income taxes	3,317	2,316	5,810	4,034

Net income	$5,413	$3,620	$9,480	$6,308

Earnings per share:

Basic	$0.16	$0.12	$0.29	$0.21

Diluted	$0.15	$0.10	$0.26	$0.19

Weighted average shares used in the calculation of earnings per share:

Basic	34,557	30,845	33,200	29,631

Diluted	36,720	34,699	36,081	34,064

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2001	2000

Cash flows from operating activities:

Net income	$9,480	$6,308

Adjustments to reconcile net income to net cash flows from operating activities:

Depreciation	1,923	915

Deferred income taxes	5,810	4,034

Stock option and related expenses	186	192

Changes in operating assets and liabilities:

Membership fees receivable, net	13,932	17,783

Deferred incentive compensation	244	405

Prepaid expenses and other current assets	276	(612)

Accounts payable and accrued liabilities	1,805	2,162

Accrued incentive compensation	(1,207)	(1,947)

Deferred revenues	(5,111)	(9,464)

Other liabilities	263	112

Net cash flows provided by operating activities	27,601	19,888

Cash flows from investing activities:

Purchases of property and equipment, net	(4,063)	(4,120)

Purchases of marketable securities, net	(36,219)	(23,455)

Net cash flows used in investing activities	(40,282)	(27,575)

Cash flows from financing activities:

Proceeds from the exercise of common stock options	12,658	5,009

Reimbursement for offering costs	375	650

Payment of offering costs	(375)	(650)

Stock option repurchases	(3,140)	(1,570)

Net cash flows provided by financing activities	9,518	3,439

Net decrease in cash and cash equivalents	(3,163)	(4,248)

Cash and cash equivalents, beginning of period	19,493	19,726

Cash and cash equivalents, end of period	$16,330	$15,478

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

Note 2 — Condensed financial statements

      The accompanying condensed unaudited financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed unaudited financial statements be read in conjunction with the financial statements and related notes as reported on our Form 10-K filed with the SEC in March 2001.

      In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2000, has been derived from the financial statements that have been audited by our independent public accountants. The results of operations for the three and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001, or any other period within calendar year 2001.

Note 3 — Public offerings of common stock

      In March and April 2001, certain of our shareholders sold 3,035,000 shares of our common stock in a registered public offering (the “Registered Offering”). In February 2000, certain of our shareholders sold 11,023,030 shares of our common stock in a registered public offering (the “Secondary Offering”). We did not directly receive any proceeds from the sale of common stock pursuant to the Registered Offering or Secondary Offering. However, we did receive cash from the exercise of common stock options in conjunction with the Registered Offering and Secondary Offering. In addition, we recognized $1.0 million and $940,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in conjunction with the Registered Offering and Secondary Offering, respectively. The additional FICA taxes are included within Stock option and related expenses on the condensed statement of income.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Basic weighted average common shares outstanding	34,557,320	30,844,766	33,199,950	29,631,440

Weighted average common share equivalents outstanding	2,162,380	3,854,598	2,881,103	4,432,808

Diluted weighted average common shares outstanding	36,719,700	34,699,364	36,081,053	34,064,248

Note 5 — Comprehensive income (loss)

      Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended June 30, 2001 and 2000, was $5.3 million and $3.2 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000, was $9.9 million and $5.9 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities.

Note 6 — Supplemental cash flow disclosures

      For the six months ended June 30, 2001 and 2000, we recognized $40.0 million and $29.6 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the six months ended June 30, 2001 and 2000 have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options.

Note 7 — Condensed financial statement reclassifications

      Certain amounts in the condensed unaudited financial statements as of and for the three and six month periods ended June 30, 2000 have been reclassified to conform to the presentation in the condensed financial statements as of and for the three and six month periods ended June 30, 2001.

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

      Subscription memberships, which are annually renewable contracts, are generally payable by members at the beginning of the contract term. Billings attributable to our subscription programs initially are recorded as deferred revenues and then recognized as revenues pro rata over the subscription contract term.

      One measure of our business is the annualized “Contract Value,” which we calculate as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 31.1% to $119.2 million at June 30, 2001, from $90.9 million at June 30, 2000.

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

      Other income, net consists primarily of interest income earned on a portfolio of cash, cash equivalents and marketable securities, which consists of highly liquid U.S. government obligations, U.S. Treasury notes and bonds, and Washington, D.C. tax-exempt notes and bonds.

Results of operations

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of services	35.1	37.0	36.7	38.8

Gross profit	64.9	63.0	63.3	61.2

Costs and expenses:

Member relations and marketing	23.9	23.2	23.1	21.9

General and administrative	12.9	12.9	13.1	13.0

Depreciation	3.2	2.0	3.2	2.1

Stock option and related expenses	0.5	0.6	2.1	2.7

	40.5	38.7	41.4	39.7

Income from operations	24.4	24.3	21.9	21.4

Other income, net	3.6	2.0	3.5	2.4

Income before provision for income taxes	28.0	26.3	25.3	23.8

Provision for income taxes	10.7	10.2	9.6	9.3

Net income	17.4%	16.0%	15.7%	14.5%

Three months and six months ended June 30, 2001 and June 30, 2000

      Revenues.   Total revenues increased 37.6% to $31.1 million for the three months ended June 30, 2001, from $22.6 million for the three months ended June 30, 2000. Total revenues increased 39.0% to $60.3 million for the six months ended June 30, 2001, from $43.4 million for the six months ended June 30, 2000. The increase in revenues is attributable primarily to cross-selling additional subscriptions to existing members, adding new members, price increases, and the introduction of three new subscription programs over the past twelve months.

      Cost of services.   Cost of services increased 30.3% to $10.9 million for the three months ended June 30, 2001, from $8.4 million for the three months ended June 30, 2000. Cost of services increased 31.5% to $22.2 million for the six months ended June 30, 2001, from $16.8 million for the six months ended June 30, 2000. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services as a percentage of revenues decreased to 35.1% for the three months ended June 30, 2001, from 37.0% for the three months ended June 30, 2000. Cost of services as a percentage of revenues decreased to 36.7% for the six months ended June 30, 2001, from 38.8% for the six months ended June 30, 2000. This decrease is attributable to the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

      Gross margin trend.   Historically, the gross margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the cost of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross margin for the three and six months ended June 30, 2001, may not be indicative of future results.

      Member relations and marketing.   Member relations and marketing costs increased 41.9% to $7.4 million for the three months ended June 30, 2001, from $5.2 million for the three months ended June 30, 2000. Member relations and marketing costs increased 46.4% to $13.9 million for the six months ended June 30, 2001, from $9.5 million for the six months ended June 30, 2000. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base.

      General and administrative.   General and administrative expenses increased 37.5% to $4.0 million for the three months ended June 30, 2001, from $2.9 million for the three months ended June 30, 2000. General and administrative expenses increased 39.8% to $7.9 million for the six months ended June 30, 2001, from $5.6 million for the six months ended June 30, 2000. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, and management information systems to support our growth. As a percentage of revenues, general and administrative expenses remained consistent for the three and six months ended June 30, 2001 and 2000.

      Depreciation.   Depreciation expense increased 116.4% to $1.0 million for the three months ended June 30, 2001, from $463,000 for the three months ended June 30, 2000. Depreciation expense increased 110.2% to $1.9 million for the six months ended June 30, 2001, from $915,000 for the six months ended June 30, 2000. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C., and the purchase of computer equipment and software to support organizational growth.

      Stock option and related expenses.   We recognized $93,000 and $96,000 within the three months ended June 30, 2001 and 2000, respectively, representing non-cash compensation expense related to stock option agreements in existence at the time of the Spin-off. We recognized $186,000 and $192,000 within the six months ended June 30, 2001 and 2000, respectively, representing non-cash compensation expense related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized over the vesting period. We will not recognize additional compensation expense related to the substitution agreements in future periods. In addition, we recognized $67,000 and $36,000 in compensation expense in the three months ended June 30, 2001 and 2000, respectively, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of options to purchase shares of common stock. We recognized $1.1 million and $976,000 in compensation expense in the six months ended June 30, 2001 and 2000, respectively, reflecting additional FICA taxes primarily as a result of the taxable income that the employees recognized upon the exercise of options to purchase shares of common stock which were sold in the Registered Offering and Secondary Offering.

      Other income, net.   Other income, net increased 152.0% to $1.1 million for the three months ended June 30, 2001, from $446,000 for the three months ended June 30, 2000. Other income, net increased 103.1% to $2.1 million for the six months ended June 30, 2001, from $1.0 million for the six months ended June 30, 2000. The growth in other income, net was due primarily to the increase in interest income associated with the increased level of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of net cash flows from operating activities and from financing activities further discussed in the liquidity and capital resources section below.

      Provision for income taxes. We recorded a provision for income taxes of $3.3 million and $2.3 million for the three months ended June 30, 2001 and 2000, respectively. We recorded a provision for income taxes of $5.8 million and $4.0 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in the effective income tax rate for the three and six month periods ended June 30, 2001, as compared to June 30, 2000, primarily reflects an increase in the amount of tax-exempt interest income earned on the portfolio of cash, cash equivalents and marketable securities and in the benefit from Federal income tax incentives associated with the location of its office facilities.

Liquidity and capital resources

      Cash flows from operating activities.   We have financed our operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $27.6 million and $19.9 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, operating cash flow was generated within the period principally by the collection of membership fees receivable and net income, the utilization of tax benefits created by the exercise of common stock options, and the increase in accounts payable and accrued liabilities. For the six months ended June 30, 2001 and 2000, operating cash flow was partially offset by decreases within the periods in accrued incentive compensation and in deferred revenues. As of June 30, 2001, we had cash, cash equivalents and marketable securities of $103.1 million. Management expects that its current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing activities and capital expenditure requirements for the next twelve months.

      Cash flows from investing activities.   We used net cash flows in investing activities of $40.3 million and $27.6 million during the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities during the six months ended June 30, 2001 and 2000, is attributed to the purchase of available-for-sale marketable securities and the additional investment in leasehold improvements for additional office space in Washington, D.C., computer equipment and software.

      Cash flows from financing activities.   We generated net cash flows from financing activities of $9.5 million and $3.4 million during the six months ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities during the six months ended June 30, 2001 and 2000, was primarily attributed to the receipt of cash from the exercise of stock options in association with the Registered Offering and Secondary Offering. In addition, we entered into agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. We paid $3.1 million and $1.6 million related to these agreements in the six months ended June 30, 2001 and 2000, respectively. We do not have any remaining cash obligations related to the agreements with any employees prior to the Spin-off to repurchase stock options at fixed amounts as of June 30, 2001.

      We have entered into a $10.0 million, unsecured loan agreement, expiring May 2002, with a commercial bank that provides for a revolving line of credit facility under which we may from time to time borrow, repay, and re-borrow funds. There have been no borrowings under the loan agreement.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to interest rate risk through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. government and U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of United States Treasury notes and bonds and Washington, D.C. tax-exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings.

      We are not currently a party to any material legal proceedings.

ITEM 2.   Change in Securities.

      Not applicable.

ITEM 3.   Defaults Upon Senior Securities and Use of Proceeds.

      Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of The Corporate Executive Board Company was held on June 6, 2001. All of the proposals presented for Stockholders at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting of Stockholders:

Proposal No. 1 — Election of Directors.

Elected Director	Votes For	Votes Withheld

James J. McGonigle	21,353,547	9,059,176

Michael A. D’Amato	30,135,550	277,173

Robert C. Hall	30,134,827	277,896

David W. Kenny	30,136,602	276,121

Thomas L. Monahan III	21,353,527	9,059,196

Stephen G. Pagliuca	30,135,602	277,121

Harold L. Siebert	30,136,602	276,121

Proposal No. 2 – Ratification of The Corporate Executive Board Company 2001 Stock Option Plan.

Votes For — 20,709,843

Votes Against — 8,049,338

Votes Abstain — 142,735

Proposal No. 3 – Ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001.

Votes For — 30,244,898

Votes Against — 57,129

Votes Abstain — 110,696

ITEM 5.   Other Information.

      Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K.

      (a)   Exhibits: Not applicable.

      (b)   Reports on Form 8-K: Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer

Date: August 9, 2001