Form 10-Q
period 2001-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2001-11-13
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-2056410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2000 Pennsylvania Avenue, NW Suite 6000 Washington, D.C. (Address of principal executive offices)	20006 (Zip Code)

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

As of November 9, 2001, we had outstanding 34,814,740 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2001	December 31, 2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,157	$19,493
Marketable securities	36,766	5,765
Membership fees receivable, net	19,971	29,519
Deferred income taxes, net	15,518	14,742
Deferred incentive compensation	2,413	2,827
Prepaid expenses and other current assets	3,592	3,015

Total current assets	98,417	75,361

Deferred income taxes, net	45,722	16,606
Marketable securities	51,193	44,115
Property and equipment, net	17,301	16,412

Total assets	$212,633	$152,494

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,916	$8,102
Accrued incentive compensation	2,820	3,013
Stock option repurchase liability	—	3,140
Deferred revenues	64,857	71,281

Total current liabilities	75,593	85,536

Other liabilities	1,715	1,397

Total liabilities	77,308	86,933

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 34,755,509 and 31,144,069 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	348	311
Additional paid-in capital	91,570	38,579
Deferred compensation	—	(186)
Retained earnings	41,916	26,611
Accumulated elements of comprehensive income	1,491	246

Total stockholders’ equity	135,325	65,561

Total liabilities and stockholders’ equity	$212,633	$152,494

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	$32,625	$25,084	$92,964	$68,480
Cost of services	11,012	9,049	33,164	25,898

Gross profit	21,613	16,035	59,800	42,582

Costs and expenses:
Member relations and marketing	7,915	5,611	21,837	15,120
General and administrative	4,215	3,465	12,111	9,113
Depreciation	1,198	742	3,121	1,657
Stock option and related expenses	—	107	1,258	1,275

	13,328	9,925	38,327	27,165

Income from operations	8,285	6,110	21,473	15,417
Other income, net	1,110	595	3,212	1,630

Income before provision for income taxes	9,395	6,705	24,685	17,047
Provision for income taxes	3,570	2,615	9,380	6,649

Net income	$5,825	$4,090	$15,305	$10,398

Earnings per share:
Basic	$0.17	$0.13	$0.45	$0.35

Diluted	$0.16	$0.12	$0.42	$0.30

Weighted average shares used in the calculation of earnings per share:
Basic	34,750	30,937	33,725	30,082
Diluted	36,908	35,072	36,361	34,418

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2001	2000

Cash flows from operating activities:
Net income	$15,305	$10,398
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,121	1,657
Deferred income taxes	9,380	6,649
Stock option and related expenses	186	288
Changes in operating assets and liabilities:
Membership fees receivable, net	9,548	17,829
Deferred incentive compensation	414	592
Prepaid expenses and other current assets	(577)	(1,926)
Accounts payable and accrued liabilities	(186)	(52)
Accrued incentive compensation	(193)	(2,308)
Deferred revenues	(6,424)	(8,595)
Other liabilities	318	558

Net cash flows provided by operating activities	30,892	25,090

Cash flows from investing activities:
Purchases of property and equipment, net	(4,010)	(6,999)
Purchases of marketable securities, net	(36,091)	(18,782)

Net cash flows used in investing activities	(40,101)	(25,781)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	12,471	5,163
Proceeds from the purchase of common stock under the employee stock purchase plan	542	—
Reimbursement for offering costs	375	650
Payment of offering costs	(375)	(650)
Stock option repurchases	(3,140)	(1,570)

Net cash flows provided by financing activities	9,873	3,593

Net increase in cash and cash equivalents	664	2,902
Cash and cash equivalents, beginning of period	19,493	19,726

Cash and cash equivalents, end of period	$20,157	$22,628

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

        In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2000, has been derived from the financial statements that have been audited by our independent public accountants. The results of operations for the three and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001, or any other period within calendar year 2001.

Note 3 — Public offerings of common stock

        In March and April 2001, certain of our shareholders sold 3,035,000 shares of our common stock in a registered public offering (the “Registered Offering”). In February 2000, certain of our shareholders sold 11,023,030 shares of our common stock in a secondary public offering (the “Secondary Offering”). We did not directly receive any proceeds from the sale of common stock pursuant to the Registered Offering or Secondary Offering. However, we did receive cash from the exercise of common stock options in conjunction with the Registered Offering and Secondary Offering. In addition, we recognized $1.0 million and $940,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options in conjunction with the Registered Offering and Secondary Offering, respectively. The additional FICA taxes are included within the financial statement item on the condensed statement of income entitled Stock option and related expenses.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Basic weighted average common shares outstanding	34,750,221	30,936,902	33,725,395	30,081,862
Weighted average common share equivalents outstanding	2,158,122	4,135,212	2,635,119	4,336,536

Diluted weighted average common shares outstanding	36,908,343	35,072,114	36,360,514	34,418,398

Note 5 — Comprehensive income (loss)

        Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 2001 and 2000, is $6.7 million and $4.3 million, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000, is $16.6 million and $10.9 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities.

Note 6 — Supplemental cash flow disclosures

        For the nine months ended September 30, 2001 and 2000, we recognized $40.0 million and $29.9 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the nine months ended September 30, 2001 and 2000, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options.

Note 7 — Condensed financial statement reclassifications

        Certain amounts in the condensed unaudited financial statements as of and for the three and nine month periods ended September 30, 2000, have been reclassified to conform to the presentation in the condensed financial statements as of and for the three and nine month periods ended September 30, 2001.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institution industry which may adversely impact our business, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to content, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect the estimated income tax rate, our ability to use our existing deferred tax assets, and possible volatility of stock price. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

        One measure of our business is the annualized “Contract Value,” which we calculate as the aggregate annualized subscription membership revenue attributed to all subscription membership agreements in effect at a given point in time without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 30.2% to $128.5 million at September 30, 2001, from $98.7 million at September 30, 2000.

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

Results of operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	33.8	36.1	35.7	37.8

Gross profit	66.2	63.9	64.3	62.2

Costs and expenses:
Member relations and marketing	24.3	22.4	23.5	22.1
General and administrative	12.9	13.8	13.0	13.3
Depreciation	3.7	3.0	3.4	2.4
Stock option and related expenses	—	0.4	1.4	1.9

	40.9	39.6	41.2	39.7

Income from operations	25.4	24.4	23.1	22.5
Other income, net	3.4	2.4	3.5	2.4

Income before provision for income taxes	28.8	26.7	26.6	24.9
Provision for income taxes	10.9	10.4	10.1	9.7

Net income	17.9%	16.3%	16.5%	15.2%

Three months and nine months ended September 30, 2001 and September 30, 2000

        Revenues.   Total revenues increased 30.1% to $32.6 million for the three months ended September 30, 2001, from $25.1 million for the three months ended September 30, 2000. Total revenues increased 35.8% to $93.0 million for the nine months ended September 30, 2001, from $68.5 million for the nine months ended September 30, 2000. The increase in revenues is attributable primarily to cross-selling additional subscriptions to existing members, adding new members, price increases, and the introduction of three new subscription programs over the past twelve months.

        Cost of services.   Cost of services increased 21.7% to $11.0 million for the three months ended September 30, 2001, from $9.0 million for the three months ended September 30, 2000. Cost of services increased 28.1% to $33.2 million for the nine months ended September 30, 2001, from $25.9 million for the nine months ended September 30, 2000. The increase in cost of services was principally due to increased research staffing and related compensation costs to support the introduction of new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services as a percentage of revenues decreased to 33.8% for the three months ended September 30, 2001, from 36.1% for the three months ended September 30, 2000. Cost of services as a percentage of revenues decreased to 35.7% for the nine months ended September 30, 2001, from 37.8% for the nine months ended September 30, 2000. This decrease is attributable to the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

        Gross profit trend.   Historically, the gross profit margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the cost of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross margin for the three and nine months ended September 30, 2001, may not be indicative of future results.

        Member relations and marketing.   Member relations and marketing costs increased 41.1% to $7.9 million for the three months ended September 30, 2001, from $5.6 million for the three months ended September 30, 2000. Member relations and marketing costs increased 44.4% to $21.8 million for the nine months ended September 30, 2001, from $15.1 million for the nine months ended September 30, 2000. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base.

        General and administrative.   General and administrative expenses increased 21.6% to $4.2 million for the three months ended September 30, 2001, from $3.5 million for the three months ended September 30, 2000. General and administrative expenses increased 32.9% to $12.1 million for the nine months ended September 30, 2001, from $9.1 million for the nine months ended September 30, 2000. The increase in general and administrative expenses resulted primarily from staffing increases in general management, human resources and recruiting, and management information systems to support our growth.

        Depreciation.   Depreciation expense increased 61.5% to $1.2 million for the three months ended September 30, 2001, from $742,000 for the three months ended September 30, 2000. Depreciation expense increased 88.4% to $3.1 million for the nine months ended September 30, 2001, from $1.7 million for the nine months ended September 30, 2000. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C., and the purchase of computer equipment and software to support organizational growth.

        Stock option and related expenses.   We recognized $96,000 within the three months ended September 30, 2000, representing non-cash compensation expense related to stock option agreements in existence at the time of the Spin-off. We did not recognize any non-cash compensation expense within the three months ended September 30, 2001, related to these stock option agreements. We recognized $186,000 and $288,000 within the nine months ended September 30, 2001 and 2000, respectively, representing non-cash compensation expense related to stock option agreements in existence at the time of the Spin-off. In connection with the Spin-off, The Advisory Board Company executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. The terms of the substitution agreements resulted in compensation expense being recognized over the vesting period. We will recognize no additional compensation expense related to the substitution agreements. In addition, we recognized $11,000 in compensation expense within the three months ended September 30, 2000, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of options to purchase shares of common stock. We did not recognize any compensation expense in the three months ended September 30, 2001, for FICA taxes upon the exercise by employees of options to purchase shares of common stock. We recognized $1.1 million and $987,000 in compensation expense within the nine months ended September 30, 2001 and 2000, respectively, reflecting additional FICA taxes primarily as a result of the taxable income that the employees recognized upon the exercise of options to purchase shares of common stock, which were sold in the Registered Offering and Secondary Offering.

        Other income, net.   Other income, net increased 86.6% to $1.1 million for the three months ended September 30, 2001, from $595,000 for the three months ended September 30, 2000. Other income increased 97.1% to $3.2 million for the nine months ended September 30, 2001, from $1.6 million for the nine months ended September 30, 2000. The growth in other income, net was due primarily to the increase in interest income associated with the increased level of cash, cash equivalents and marketable securities.

Cash, cash equivalents and marketable securities increased as a result of net cash flows from operating activities and from financing activities further discussed in the liquidity and capital resources section below.

        Provision for income taxes.   We recorded a provision for income taxes of $3.6 million and $2.6 million for the three months ended September 30, 2001 and 2000, respectively. We recorded a provision for income taxes of $9.4 million and $6.6 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the effective income tax rate for the three and nine month periods ended September 30, 2001, as compared to September 30, 2000, primarily reflects an increase in the amount of tax-exempt interest income earned on the portfolio of cash, cash equivalents and marketable securities and in the benefit from Federal income tax incentives associated with the location of our office facilities.

Liquidity and capital resources

        Cash flows from operating activities.   We have financed our operations to date through funds generated from operating activities. Subscription memberships, which are primarily annually renewable contracts, are generally payable by members at the beginning of the contract term. The combination of revenues growth and advance payment of subscription memberships has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $30.9 million and $25.1 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, operating cash flows were generated within the period principally by net income, the collection of membership fees receivable, and the utilization of tax benefits created by the exercise of common stock options. For the nine months ended September 30, 2001 and 2000, operating cash flows were partially offset by decreases within the periods in deferred revenues. As of September 30, 2001, we had cash, cash equivalents and marketable securities of $108.1 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing and capital expenditure requirements for the next twelve months.

        Cash flows from investing activities.   We used net cash flows in investing activities of $40.1 million and $25.8 million during the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, investing cash flows were used within the period to purchase available-for-sale marketable securities and to purchase leasehold improvements for additional office space in Washington, D.C., computer equipment and software.

        Cash flows from financing activities.   We generated net cash flows from financing activities of $9.9 million and $3.6 million during the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, financing cash flows were generated within the period principally by the receipt of cash from the exercise of stock options in association with the Registered Offering and Secondary Offering. In addition, we entered into agreements with certain employees prior to the Spin-off relating to the repurchase of stock options at fixed amounts. We paid $3.1 million and $1.6 million related to these agreements in the nine months ended September 30, 2001 and 2000, respectively. We do not have any remaining cash obligations related to the agreements with any employees prior to the Spin-off to repurchase stock options at fixed amounts as of September 30, 2001.

        We have entered into a $10.0 million, unsecured loan agreement, expiring May 2002, with a commercial bank that provides for a revolving line of credit facility under which we may from time to time borrow, repay, and re-borrow funds. There have been no borrowings under the loan agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to interest rate risk through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. government and U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of United States Treasury notes and bonds and Washington, D.C. tax-exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments within the portfolio mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

        We are not currently a party to any material legal proceedings.

ITEM 2. Change in Securities.

        Not applicable.

ITEM 3. Defaults Upon Senior Securities and Use of Proceeds.

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

ITEM 5. Other Information.

        Effective November 12, 2001, Michael A. D’Amato resigned from our Board of Directors to spend more time on other activities.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

Exhibit 10.1	—	Non–Competition Agreement by and among The Corporate Executive Board Company, The Advisory Board Company and David G. Bradley.

Exhibit 10.2	—	Non–Competition Agreement by and among The Corporate Executive Board Company, The Advisory Board Company and David G. Bradley.

        (b)  Reports on Form 8-K: Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson
Clay M. Whitson
Chief Financial Officer

Date: November 13, 2001

INDEX TO EXHIBITS

Exhibit Number		Description

Exhibit 10.1	—	Non–Competition Agreement by and among The Corporate Executive Board Company, The Advisory Board Company and David G. Bradley.

Exhibit 10.2	—	Non–Competition Agreement by and among The Corporate Executive Board Company, The Advisory Board Company and David G. Bradley.