Form 10-K
period 2001-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2002-02-21
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001.

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

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Based upon the closing price of the registrant’s common stock as of February 15, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant is $1,168,276,575*.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of February 15, 2002, The Corporate Executive Board Company had outstanding 34,905,186 shares of Common Stock, par value $0.01 per share.

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

     You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Among the factors that could cause our future results to differ from those reflected in forward-looking statements are the risks discussed in this Form 10-K under the heading “Business-Risk Factors”.

PART I

Item 1. Business.

Overview

     We provide “best practices” research and quantitative analysis focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges.

     We provide research and analysis to a membership of 1,802 of the world’s largest and most prestigious corporations. For a fixed, annual fee, members of each research program have access to an integrated set of services, including:

•	best practices research studies,

•	executive education seminars,

•	customized research briefs and

•	web-based access to the program’s content database and decision support tools.

     For each of the last three years, our client renewal rate (defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members) and our subscription renewal rate (defined as the percentage of membership subscriptions renewed, adjusted to reflect reductions in membership subscriptions resulting from mergers and acquisitions of members) have equaled or exceeded 90% and 82%, respectively. More than 70% of the Fortune 500 companies are members of The Corporate Executive Board.

     Our membership-based model, in which all customers (or “members”) participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their management practices.

     In general, our membership comprises the most progressive companies in each industry sector. Representative members include American Express, British Airways, Charles Schwab, Cisco Systems, Citigroup, Coca-Cola, Dell, Deutsche Bank, eBay, Hewlett-Packard, Merrill Lynch, Microsoft, Procter & Gamble, Sony and Unilever. No one member accounted for more than 2% of revenues in any of the last three fiscal years. We do not know of any other entity that enables corporations to study a broad range of the best business practices of hundreds of other business enterprises for fixed, annual fees.

     We currently offer 18 discrete research programs, each focusing on separate business constituencies, including:

•	human resources,

•	corporate strategy,

•	information technology,

•	sales and marketing,

•	finance,

•	legal,

•	operations and procurement,

•	research and development and

•	financial services.

     We added six new research programs during the past two years and anticipate adding three to four new research programs per year for the next two to three years. Each research program charges a separate fixed, annual fee and is served by a dedicated staff of analysts and researchers. Memberships generally are renewable on a 12-month basis. The average price per research program at December 31, 2001, was approximately $31,700.

     Our revenues and costs have grown at compound annual rates of 34.2% and 24.8%, respectively, from December 31, 1998 through December 31, 2001. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools.

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

     Participants in the professional information services industry have approached the market for business-focused information by offering a variety of products and services, including market research, strategic planning, implementation services and educational programs. Services differ by the level of engagement, with some offering project-driven or long-term consulting contracts, and others providing continuous research publishing. Other entities, such as trade associations, non-profit think tanks and research and database companies, also offer research, consulting and education services.

     We offer a distinctive approach that combines many of the benefits of general management consulting and training and development firms. Our research and analysis covers the same major business issues generally addressed by management consulting firms, such as managing growth, reducing costs, streamlining operations and developing strategy. What makes our approach distinctive is that we provide the same, standardized product to our entire membership at a fraction of the cost of consulting services. In common with training and development firms, we offer education services both on-site at member institutions and in large multi-company settings. Unlike training and development firms, which typically invest only periodically in new curriculum development, our curriculum is updated constantly by our best practices research organization. Another distinguishing characteristic is the seniority and breadth of our audience—we brief executive and senior management staff drawn from a broad range of industry sectors, business units and departments. Because of our high quality research product, unique approach to the market and network of leading companies, we believe that we offer our customers a superior value proposition.

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

•	Maintain Membership-Based Model. We believe that our membership-based model is key to our success. We continually strive to increase our ties to our members. We encourage members to view us as their proprietary off-site research facility. Our fixed-fee economic model promotes frequent use of our products and services. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join The Corporate Executive Board.

•	Focus on Best Practices Research. The focus of our work is on researching best demonstrated business and management practices. Many large corporations believe that there are research economies and other benefits that can be realized by learning from the experiences of similar entities facing common business problems. We believe that there will be a continuing desire on the part of progressive corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has uniquely positioned us as a leading source for identifying, studying, evaluating and communicating these evolving solutions.

•	Continue Research and Analysis Excellence. We believe that the quality of our research and analysis has driven our success. We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all research programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

•	Build Membership Network. As our research programs grow in size and influence, we constantly are expanding our network of executives at our member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information, and by providing them with access to a broader range of companies. We believe that these positive ''network effects’’ further strengthen our membership-based business model.

•	Leverage Economic Model. We derive most of our revenues from fixed, annual fees for our research programs. A large portion of our costs of delivering our products and services in each research program are fixed and do not vary with the number of members. We expect to increase revenues and improve program-operating margins as we add new members to our research programs.

Growth Strategy

     We believe that demand for our services will continue to grow, as even the most prestigious corporations recognize the need to improve their performance and seek access to other companies’ solutions to common business problems. Our growth strategy centers on leveraging the formula that we have developed across the past decade by cross-selling subscriptions to existing members, adding new members and developing new research programs and decision support tools.

•	Cross-sell Additional Subscriptions to Existing Members. On average, members currently participate in 2.42 research programs. We actively are cross-selling additional membership subscriptions and believe that most members are potential participants in up to 12 of the research programs we currently offer, which are directed at corporate staff positions maintained by most major companies. We believe that membership subscription cross-selling opportunities will increase as we develop new research programs.

•	Add New Members. We have targeted approximately 2,400 additional institutions worldwide as potential new members, including U.S. companies with revenues greater than $750 million and financial institutions with assets in excess of $1 billion.

•	Develop New Research Programs. We currently offer research programs covering 18 business constituencies. We have added six new research programs during the past two years. We also have identified more than 50 additional corporate constituencies that we might target as we develop new research programs. This list includes opportunities to serve corporate functions beyond the 18 we serve today. We believe that each is a unique constituency with the potential to support a tailored research agenda and a suite of educational and other services.

The Membership Network

     Our membership-based model, in which all members participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices and access tools and frameworks of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their business practices. We believe that there is no other entity that enables corporations to study a broad range of the business practices of hundreds of other business enterprises for fixed, annual fees.

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

     The following table sets forth information with respect to members, subscriptions and renewals as of the dates shown:

	December 31,

	1997	1998	1999	2000	2001

Membership programs	9	10	12	15	18
Member institutions	1,151	1,333	1,480	1,745	1,802
Total membership subscriptions	1,808	2,263	2,790	3,543	4,364
Average subscriptions per member institution	1.57	1.70	1.89	2.03	2.42
Client renewal rate(1)	89%	90%	90%	90%	90%
Subscription renewal rate (2)	85%	85%	84%	84%	82%
Contract value (in thousands of dollars)(3)	$46,264	$61,180	$80,633	$108,542	$138,474

(1)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(2)	For the year then ended. Subscription renewal rate is defined as the percentage of membership subscriptions renewed, adjusted to reflect reductions in membership subscriptions resulting from mergers and acquisitions of members.

(3)	Aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Products and Services

  General

     Our research products and services focus on identifying, analyzing and describing best demonstrated management practices. In general, our research focuses primarily on identifying best demonstrated management practices, and secondarily on critiquing widely-followed but ineffective practices. We believe that we add value by enabling member companies to enhance revenues and reduce costs by objectively identifying best corporate practices that solve pressing corporate problems, and developing tools to help members implement these practices.

     Our research programs offer a cost-effective, time-efficient opportunity for senior executives to learn from the practices and experiences of other corporations from around the world. Member institutions can participate in one of our research programs for a fraction of the cost of proceeding independently either through an internal research effort or through engaging a management consulting firm.

     Each research program is guided by a 12- to 18-month agenda. Each research program has a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all research program services. Using web and fax polls, steering sessions, teleconferences and one-on-one interviews, the research program’s director works closely with the membership of that program to identify agenda topics of shared interest and to set the research program’s priorities. Each research program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and write the best practices studies, complete the customized research briefs and present the findings to the program’s membership.

     For a fixed, annual fee, members of each research program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and web-based access to the programs content database and decision support tools. A description of each service follows.

  Best Practices Research Studies

     Each research program generally publishes five to ten best practices research studies annually, each addressing a specific corporate issue or problem identified in the research agenda. We design each best practices study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience quickly to assimilate the 20 to 200 pages of research content. We create each report using our structured research methodology: topic selection, root cause analysis, secondary research, primary interviewing, analysis of findings and report writing. Each program director can call upon the support of the Chief Research Officer and his staff to provide assistance in framing arguments, screening best practices, developing web-based deliverables and editing studies and their derivative executive education curriculum content.

     In the course of researching a best practices study topic, the research team typically will review thousands of pages of business and academic literature to ground their understanding of the issues. The teams often will create and analyze primary data about members operations and performance to understand key economic leverage points and direct the research to areas that offer the highest return on member investments. They then will initiate the research process to identify and evaluate specific business processes, strategies and management practices, typically conducting hundreds of in-depth interviews with corporations, industry experts, management consultants and academic leaders. During the course of its research, a team generally analyzes and evaluates dozens of specific management practices in an attempt to isolate the five to 15 most important practices worthy of potential implementation by members, separating out demonstrated and proven business practices and disposing of those concepts, whether popular or conventional, that largely have failed.

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

  Research Briefs

     Members of most research programs may assign short-answer, customized research requests. Individual briefs may take the form of a literature search, vendor profile, data retrieval or original primary and secondary research, depending upon the need of the requesting member. Once initiated, each customized research effort takes from one to 20 business days to complete, depending on the depth of the information request, the type of research product desired and the time requirements of the member. Researchers typically begin their inquiry with a review of our proprietary research archives and then conduct a broad literature search to identify relevant background material and practices.

     Written research briefs generally contain three to five case studies or profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make the best of these briefs accessible to other members through proprietary databases. Members are able to search, select, view and print research briefs directly from the research program web site at no additional charge.

     We believe that the research service of our research programs builds our proprietary databases, serves as an excellent marketing tool for attracting new members and encourages members to view us as a reliable and effective resource for primary research.

  Web-based Proprietary Databases

     Each research program maintains a proprietary database of best practices and, in some cases, quantitative survey data accessible only to members of the research program. We continually update our growing proprietary databases with new corporate practices, quantitative performance data and related information supplied by other members and derived by our researchers. We include all information and graphics generated in best practices research studies and customized research briefs in the databases and make them accessible to member executives and our staff.

     Since 1996, we have been offering our members internet access to research content and other services through password-protected web sites. We believe that the internet provides a convenient means for members to commission customized research briefs, browse and access the electronic library of research studies and graphics, review executive education modules and meeting schedules and communicate with our staff and other members.

Pricing

     Memberships in The Corporate Executive Board research programs are principally one-year, renewable agreements. Research memberships are generally payable by members at the beginning of the contract term. At December 31, 2001, the average price for a program membership was approximately $31,700. The actual price varies by size of member and by research program, and may be lower for charter memberships to new research programs. By spreading our costs across a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms.

     We offer an unconditional service guarantee to our members. At any time, a member may request a refund of their membership fee for a research program, which is provided on a pro rata basis relative to the remaining term of the membership. In 2001, members requested refunds for 13 memberships out of more than 3,500.

Sales and Marketing

     We market an integrated set of services, consisting of best practices research studies, executive education, customized research briefs and web-based access to our content database and decision support tools, for a fixed fee per research program. We believe that this marketing strategy highlights the value to members of our range of services and emphasizes the membership nature of our business model, actively engaging the membership and reinforcing members’ commitment to The Corporate Executive Board.

     The separation of responsibility for new membership sales and membership renewals reflects the varying difficulty and cost of the respective functions. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and travel on average 60% of the time, conducting face-to-face meetings with senior executives at prospective member institutions. Member services representatives assume more of an in-house coordinating role, bringing the resources of programs to bear on pressing member needs.

Competition

     We currently have few direct competitors, and those that do exist generally compete only against a single research program. We compete indirectly against other professional information services providers, including management consulting firms, training and development companies, non-profit think tanks and research and database companies. We are not aware of any other entity that enables corporations to study as broad a range of the best corporate management practices for fixed, annual fees.

     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, reliable delivery, depth and quality of the membership network, ability to meet changing customer needs, superior service and affordably priced products. We believe we compete favorably with respect to each of these factors.

     The Advisory Board Company provides products and services to the health care industry that are similar to the types of products and services that we generally provide. We have entered into a noncompetition agreement with The Advisory Board Company and David Bradley, its former sole stockholder. The noncompetition agreement generally prohibits us from competing with The Advisory Board Company with respect to health care clients and issues and prohibits The Advisory Board Company and Mr. Bradley from competing with us with respect to non-health care clients and issues, other than products and services relating to advertising, magazines and newspapers, and government relations and lobbying activities. The agreement was amended in 2001 to extend through January 1, 2007.

Employees

     At December 31, 2001, we employed 818 persons. Of these employees, 768 were located at our headquarters in Washington, DC and 50 were located at our facilities in London, England. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

     We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. Training is a critical job component for all of our employees, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

Risk Factors

     In addition to the other information contained in this Form 10-K, you should carefully consider the following risk factors in evaluating us and our business.

We depend on renewals of our membership-based services.

     We derive most of our revenues from annual memberships for our products and services. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing research programs and to enter into new membership arrangements. Failure to achieve high membership renewal rate levels would have a material adverse affect on our operating results. Our ability to secure membership renewals depends upon our ability to deliver consistent, high quality and timely research and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the necessary level of performance to achieve a high rate of membership renewals. Although we actively market our research programs throughout the year, historically more than 42% of all renewals have taken place in the fourth quarter of the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

We cannot know in advance if new products will be successful.

     Our future success will depend on our ability to develop new research programs that address specific industry and business constituencies and the changing needs of our current and prospective members for information, analysis and advice. We cannot assure you that our efforts to introduce new research programs will be successful. The process of internally researching, developing, launching and gaining client acceptance of new research programs is time-consuming, expensive and inherently risky. Delays or failures during development or implementation, or lack of market acceptance, of new research programs could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations would be materially adversely affected if we were unable to develop and introduce successful new research programs or other new products, or to make enhancements to existing research programs in a timely manner in response to member requirements. See “Business—Products and Services.”

We may experience difficulties in anticipating market trends.

     Our future success also will depend upon our ability to anticipate rapidly changing market trends and to adapt our research and analysis to meet the changing information needs of our members. We may fail to continue to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure would have a material adverse effect on our business, financial condition and results of operations. The industry and business sectors that we analyze undergo frequent and often dramatic changes, including the introduction of new and the obsolescence of old products, shifting strategies and market positions of major industry participants and changing objectives and expectations of users of members’ products and services. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research and analysis on issues of importance. Meeting these challenges requires the commitment of substantial resources.

We must attract and retain a significant number of highly skilled employees.

     Our future success also will depend upon our ability to hire, train, motivate and retain a significant number of highly-skilled employees, particularly research analysts and sales and marketing staff. Our inability to do so would have a material adverse effect on our business. We have experienced, and expect to continue to experience, intense competition for professional personnel from management consulting firms and other producers of research and analysis products and services. Many of these firms have substantially greater financial resources than we do to attract and compensate qualified personnel. We cannot assure you that we will be successful in attracting a sufficient number of highly-skilled employees in the future, or that we will be successful in training, motivating and retaining the employees we are able to hire. See “Business—Employees.”

We are restricted from selling our products and services to the health care industry.

     At the time of our initial public offering, we entered into an agreement with The Advisory Board Company that restricts us from selling our membership-based products and services to companies principally engaged in the health care business, although we may sell such products and services to non-health care divisions or subsidiaries of health care companies. The agreement has been extended through January 1, 2007. This restriction may limit our future growth opportunities.

Continued consolidation in the financial institution industry may adversely impact our business.

     A number of our research programs are oriented toward companies in the financial services industry. The financial services industry is continuing to experience substantial consolidation. This consolidation has resulted, and is expected to continue to result, in a reduction in the number of our financial institution members. We cannot assure you that this consolidation will not materially and adversely affect our results of operations. At December 31, 2001, less than 30% of our Contract Value was attributable to financial institution members, which include commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies. We calculate Contract Value as the aggregate annualized revenue attributed to all agreements in effect at a given time without regard to the remaining duration of any such agreement.

We may experience fluctuations in operating results.

     Our operating results may fluctuate significantly due to various factors, including the growth in and timing of new programs,

the timing of the development, introduction and marketing of new products and services, the timing of executive education seminars, the timing of the hiring of research analysts and sales and marketing staff, changes in the spending patterns of our members, our accounts receivable collection experience, changes in market demand for research and analysis, foreign currency exchange rate fluctuations, competitive conditions in the industry and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     As a publisher and distributor of original research and analysis and user of third party content, we face potential liability for defamation, negligence and copyright and trademark infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our financial condition and results of operations. Third party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered in writing, over the Internet or orally to clients.

We may be exposed to loss of revenue resulting from our unconditional service guarantee.

     We offer an unconditional service guarantee to our members. At any time, a member may request a refund of their membership fee for a research program, which is provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could have a material adverse effect on our financial condition and results of operations.

Item 2. Properties.

     Our headquarters currently are located in approximately 170,000 square feet of office space in Washington, DC. The facilities accommodate research, marketing and sales, information technology, administration, graphic services and operations personnel. We believe that our existing and planned facilities will be adequate for our current needs and that additional facilities are available for lease to meet future needs.

Item 3. Legal Proceedings.

     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock has been quoted on the Nasdaq National Market under the symbol “EXBD” since our initial public offering on February 23, 1999. As of February 15, 2002, there were 29 stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low

2000:
First quarter	$31.875	$20.250
Second quarter	32.000	22.000
Third quarter	45.625	30.469
Fourth quarter	47.250	26.000
2001:
First quarter	$43.000	$24.250
Second quarter	42.240	24.625
Third quarter	43.600	22.850
Fourth quarter	39.550	26.000

     We have not declared or paid any cash dividend on our common stock since the closing of our initial public offering. We do not anticipate declaring or paying any cash dividends in the foreseeable future. The timing and amount of future cash dividends, if any, would be determined by our Board of Directors and would depend upon our earnings, financial condition and cash requirements.

     We have adjusted all historical share and per share data in this Form 10-K to reflect our 2-for-1 stock split in September 2000.

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating data. The selected financial data presented below as of December 31, 1997, 1998, 1999, 2000 and 2001, and for each of the years in the five-year period ended December 31, 2001, have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share amounts)
Statements of Income Data:
Revenues	$38,669	$53,030	$70,767	$95,491	$128,112
Costs and expenses:
Cost of services	20,036	25,373	28,602	36,094	45,738
Member relations and marketing	8,106	11,676	15,525	21,236	30,219
General and administrative	5,660	6,920	8,485	12,021	15,877
Depreciation	722	885	1,318	2,573	4,412
Stock option and related expenses (1) (2)	3,063	5,342	383	1,371	1,260

Total costs and expenses	37,587	50,196	54,313	73,295	97,506

Income from operations	1,082	2,834	16,454	22,196	30,606
Other income, net	122	786	1,114	2,263	4,283

Income before provision for income taxes	1,204	3,620	17,568	24,459	34,889
Provision for income taxes (3)	120	361	4,322	9,539	13,257

Net income	$1,084	$3,259	$13,246	$14,920	$21,632

Earnings per share—basic (3)	$0.04	$0.13	$0.50	$0.49	$0.64
Weighted average shares outstanding—basic	25,009	25,009	26,446	30,321	34,003
Earnings per share—diluted (3)	$0.04	$0.11	$0.41	$0.43	$0.59
Weighted average shares outstanding—diluted	27,504	29,900	32,054	34,638	36,465

	December 31,

	1997	1998	1999	2000	2001

		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$12,691	$16,104	$33,074	$69,373	$132,469
Deferred income taxes	1,150	1,438	8,047	31,348	58,520
Total assets	39,868	48,928	81,764	152,494	257,518
Deferred revenues	31,474	39,061	55,436	71,281	94,683
Total stockholders’ equity (deficit)	(5,042)	(8,147)	10,846	65,561	143,984

	December 31,

	1997	1998	1999	2000	2001

Other Operating Data (unaudited):
Membership programs	9	10	12	15	18
Member institutions	1,151	1,333	1,480	1,745	1,802
Total membership subscriptions	1,808	2,263	2,790	3,543	4,364
Average subscriptions per member institution	1.57	1.70	1.89	2.03	2.42
Client renewal rate(4)	89%	90%	90%	90%	90%
Subscription renewal rate (5)	85%	85%	84%	84%	82%
Contract value (in thousands of dollars)(6)	$46,264	$61,180	$80,633	$108,542	$138,474

(1)	Prior to our spin-off from The Advisory Board Company in October 1997, The Advisory Board Company entered into agreements with certain employees to repurchase outstanding stock options at fixed amounts. For background information on the spin-off, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Overview.” We assumed the obligations under these agreements in the spin-off to the extent they were attributable to our employees. We reflect the charges relating to these agreements as stock option repurchase expenses over the required employment period ended December 31, 1998. In addition, we substituted our stock options for The Advisory Board Company stock options in the spin-off. The terms of the stock option substitution resulted in compensation expense being charged for the intrinsic value of certain stock options. We reflect these charges as stock option expenses over the vesting period of the options. After calendar year 2001, we will recognize no additional compensation expense related to these substitution agreements. Furthermore, in December 1998, we and our selling stockholder at the time agreed to make certain payments in the aggregate amount of $2.4 million to selected employees under a special bonus plan. We recorded the special bonus plan charge of $2.4 million at the time of the commitment in December 1998. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Years Ended December 31, 1999, 2000 and 2001—Stock option and related expenses.”

(2)	For the years ended December 31, 2000 and 2001, we recognized $1.0 million and $1.1 million, respectively, in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options, primarily in conjunction with the sale of our common stock in the secondary offerings in February 2000 and in March and April 2001.

(3)	Prior to our initial public offering in February 1999, we had elected to be taxed under subchapter S of the Internal Revenue Code. In February 1999, we terminated our S corporation election and became subject to U.S. Federal and state income taxes at prevailing corporate rates. If we had elected to be taxed under subchapter C of the Internal Revenue Code for U.S. Federal and state income tax purposes beginning January 1, 1997 and recorded income tax expense using an annual effective rate of 41.0%, pro forma net income (unaudited) and basic and diluted earnings per share (unaudited) would have been $0.7 million, $0.03 and $0.03, respectively, for 1997, $2.1 million, $0.09 and $0.07, respectively, for 1998, and $10.4 million, $0.39 and $0.32, respectively, for 1999.

(4)	For the year then ended. Client renewal rate is defined as the percentage of membership institutions renewed, adjusted to reflect reductions in membership institutions resulting from mergers and acquisitions of members.

(5)	For the year then ended. Subscription renewal rate is defined as the percentage of membership subscriptions renewed for the year, adjusted to reflect reductions in membership subscriptions resulting from mergers and acquisitions of members.

(6)	Aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide “best practices” research and analysis focusing on corporate strategy, operations and general management issues. Best practices research identifies and analyzes specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed, annual fee, members of each research program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools.

     We were incorporated on September 11, 1997, under the laws of the State of Delaware. Our business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to us and spun-off to The Advisory Board Company’s sole stockholder. In February 1999, 18,830,560 shares of our common stock were sold in an initial public offering. In February 2000 and in March and April 2001, 11,023,030 shares and 3,035,000 shares, respectively, of our common stock were sold in secondary public offerings. We did not directly receive any proceeds pursuant to the sales of our common stock. All of the shares sold in the foregoing offerings were sold by stockholders and option holders. However, we did receive cash from the exercise of common stock options in conjunction with the sale of our common stock. Subsequent to the sale of common stock in the secondary offering in February 2000, the former sole stockholder owns no shares of our common stock.

     Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. Billings attributable to memberships in our research programs initially are recorded as deferred revenues and then recognized pro rata over the membership contract term. At any time, a member may request a refund of their membership fee for a research program, which is provided on a pro rata basis relative to the remaining term of the membership.

     Over the last three years, our revenues have grown at a compound annual growth rate of 34.2% from $53.0 million in 1998 to $128.1 million in 2001, while costs have grown at a compound annual growth rate of 24.8% from $50.2 million in 1998 to $97.5 million in 2001. The increase in revenues was primarily attributable to cross-selling additional subscriptions to existing members, adding new members, price increases and the introduction of new research programs. The increase in costs has been driven principally by the increase in the number of employees required to support subscription growth.

     One measure of our business is its annualized “Contract Value,” which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has grown at a compound annual growth rate of 31.3% over the past three years and was $138.5 million at December 31, 2001.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of servicing and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Stock option and related expenses includes non-cash compensation expense related to certain stock option agreements in existence at the time of the spin-off from The Advisory Board Company and includes additional cash payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of Operations

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,

	1999	2000	2001

Revenues	100.0%	100.0%	100.0%
Cost of services	40.4	37.8	35.7

Gross profit	59.6	62.2	64.3
Costs and expenses:
Member relations and marketing	21.9	22.2	23.6
General and administrative	12.0	12.6	12.4
Depreciation	1.9	2.7	3.4
Stock option and related expenses	0.5	1.5	1.0

Total costs and expenses	36.3	39.0	40.4

Income from operations	23.3	23.2	23.9
Other income, net	1.6	2.4	3.3

Income before provision for income taxes	24.9	25.6	27.2
Provision for income taxes	6.2	10.0	10.3

Net income	18.7%	15.6%	16.9%

Years Ended December 31, 1999, 2000 and 2001

     Revenues. Total revenues increased 34.9% from $70.8 million for 1999 to $95.5 million for 2000, and 34.2% to $128.1 million for 2001. The increase in revenues was attributable primarily to cross-selling additional subscriptions to existing members, adding new members, price increases and the introduction of new research programs. The average subscription price increased 6.9% in 1999, 6.0% in 2000 and 3.6% in 2001. We introduced two new research programs in 1999, three new research programs in 2000, and three new research programs in 2001.

     Cost of services. Cost of services increased 26.2% from $28.6 million for 1999 to $36.1 million for 2000, and 26.7% to $45.7 million for 2001. The increase in cost of services was principally due to increased research staffing and related compensation costs to support new research programs and an increase in short answer research and executive education services staffing to serve the growing membership base across all programs. Cost of services as a percentage of revenues decreased from 40.4% for 1999 to 37.8% for 2000 and to 35.7% for 2001. This decrease was attributable to the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions.

     Gross profit trend. Historically, the gross profit margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross margin for the year ended December 31, 2001, may not be indicative of future results.

     Member relations and marketing. Member relations and marketing costs increased 36.8% from $15.5 million for 1999 to $21.2 million for 2000, and 42.3% to $30.2 million for 2001. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Member relations and marketing costs as a percentage of total revenues have increased during the period 1999 to 2001 as we have added member relations and marketing resources to serve the expanding membership base.

     General and administrative. General and administrative expenses increased 41.7% from $8.5 million for 1999 to $12.0 million for 2000, and 32.1% to $15.9 million for 2001. The increase in general and administrative expenses resulted principally from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, and facilities management to support our growth and additional consulting and training expenses associated with investments in management information software. Although general and administrative expenses increased during the period 1999 through 2001, general and administrative expenses have remained relatively consistent as a percentage of revenues during the period 1999 to 2001.

     Depreciation. Depreciation expense increased 95.2% from $1.3 million for 1999 to $2.6 million for 2000, and 71.5% to $4.4 million for 2001. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C., and the purchase of computer equipment and software to support organizational growth.

     Stock option and related expenses. We recognized $0.4 million, $0.4 million, and $0.2 million for 1999, 2000 and 2001, respectively, related to stock option agreements in existence at the time of the spin-off from The Advisory Board Company’s sole stockholder. In connection with the spin-off, we executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. These substitution agreements resulted in compensation expense being recognized by us over the vesting period. After 2001, we will recognize no additional compensation expense related to these substitution agreements.

     We recognized $1.0 million and $1.1 million in compensation expense during the years ended December 31, 2000 and 2001, respectively, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of common stock options, primarily in conjunction with the sale of our common stock in the secondary offerings of common stock in February 2000 and in March and April 2001.

     Other income, net. Other income, net consists primarily of interest income earned on a portfolio of cash equivalents and marketable securities and the realized gain (loss) on the sale of marketable securities. During 2000, other income, net also included the realized loss on the write-off of property and equipment. Other income increased 103.1% from $1.1 million for 1999 to $2.3 million for 2000, and 89.3% to $4.3 million for 2001. The growth in other income, net was due primarily to the increase in interest income associated with the increased level of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $4.3 million, $9.5 million, and $13.3 million for 1999, 2000 and 2001, respectively. Prior to February 22, 1999, we were treated as an S corporation for Federal income tax purposes and recognized income taxes only related to the District of Columbia. Just prior to our initial public offering, we terminated our S corporation status and are now subject to Federal and state income taxes at prevailing corporate rates. The difference in the effective income tax rates for 1999 and 2000 primarily reflects the termination of the S corporation status just prior to the initial public offering in February 1999 offset by the benefit of Federal income tax incentives associated with the location of our office facilities. If we had elected to be taxed under subchapter C of the Internal Revenue Code for U.S. Federal and state income tax purposes beginning January 1, 1999, and recorded income tax expense using an annual effective rate of 41.0%, pro forma net income and basic and diluted earnings per share would have been $10.4 million, $0.39 and $0.32 for 1999. The difference in the effective income tax rates for 2000 and 2001 primarily reflects the increase in the amount of tax-exempt interest income earned on the portfolio of cash, cash equivalents and marketable securities and in the increased benefit from Federal income tax incentives associated with the location of our office facilities.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $23.7 million, $38.7 million, and $52.8 million for 1999, 2000 and 2001, respectively. For 1999, 2000 and 2001, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, and the growth in deferred revenues, partially offset by the growth in membership fees receivable. As of December 31, 2000 and 2001, we had cash, cash equivalents and marketable securities of $69.4 million and $132.5 million, respectively. We expect that out current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows in investing activities of $11.5 million, $44.5 million, and $38.6 million during the years ended December 31, 1999, 2000, and 2001, respectively. During 1999, 2000, and 2001, investing cash flows were used within the period to purchase available-for-sale marketable securities and to purchase leasehold improvements for additional office space in Washington, D.C., computer equipment and software. During 1999, we also received $6.5 million for the repayment of a note receivable from our previous sole stockholder.

     Cash flows from financing activities. We used net cash flows in financing activities of $4.7 million during the year ended December 31, 1999. We generated net cash flows from financing activities of $5.5 million and $14.5 million during the years ended December 31, 2000 and 2001, respectively. Net cash flows used in financing activities during 1999 were primarily attributable to a distribution to our previous sole stockholder of $4.0 million to pay income taxes on our S corporation earnings and to distribute our estimated undistributed taxed or taxable earnings. During 1999, we also paid $1.7 million in expenses related to our initial public offering, which is treated for accounting purposes as a distribution to our previous sole stockholder. For the years ended December 31, 2000 and 2001, cash flows were generated within the periods by the receipt of cash for the exercise of stock options associated with the sale of our common stock.

     We lease office facilities in the United States and the United Kingdom expiring on various dates over the next eleven years. Certain lease agreements include provisions for rental escalations based on the Consumer Price Index and require us to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs, are $50.7 million. We have entered into a $10.0 million, unsecured loan agreement, expiring May 2002, with a commercial bank that provides for a revolving line of credit facility under which we may from time to time borrow, repay and re-borrow funds. There have been no borrowings under the loan agreement. In addition, we have entered into a $1.3 million letter of credit agreement, expiring September 2003, with a commercial bank to provide a security deposit for our headquarters office lease. We pledged certain assets as collateral under the letter of credit agreement.

     At December 31, 2000 and 2001, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. government and U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of United States Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The Corporate Executive Board Company:

     We have audited the accompanying balance sheets of The Corporate Executive Board Company as of December 31, 2000 and 2001, and the related statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Corporate Executive Board Company as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Washington, DC January 31, 2002

THE CORPORATE EXECUTIVE BOARD COMPANY

BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2000	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,493	$48,271
Marketable securities	5,765	35,735
Membership fees receivable, net	29,519	42,011
Deferred income taxes, net	14,742	19,881
Deferred incentive compensation	2,827	4,216
Prepaid expenses and other current assets	3,015	3,042

Total current assets	75,361	153,156

DEFERRED INCOME TAXES, NET	16,606	38,639
MARKETABLE SECURITIES	44,115	48,463
PROPERTY AND EQUIPMENT, NET	16,412	17,260

Total assets	$152,494	$257,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,102	$10,683
Accrued incentive compensation	3,013	6,387
Stock option repurchase liability	3,140	—
Deferred revenues	71,281	94,683

Total current liabilities	85,536	111,753

OTHER LIABILITIES	1,397	1,781

Total liabilities	86,933	113,534

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 31,144,069 and 34,898,060 shares issued and outstanding as of December 31, 2000 and 2001, respectively	311	349
Additional paid-in-capital	38,579	94,221
Deferred compensation	(186)	—
Retained earnings	26,611	48,243
Accumulated elements of comprehensive income	246	1,171

Total stockholders’ equity	65,561	143,984

Total liabilities and stockholders’ equity	$152,494	$257,518

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended December 31,

	1999	2000	2001

REVENUES	$70,767	$95,491	$128,112
Cost of services	28,602	36,094	45,738

GROSS PROFIT	42,165	59,397	82,374

COSTS AND EXPENSES:
Member relations and marketing	15,525	21,236	30,219
General and administrative	8,485	12,021	15,877
Depreciation	1,318	2,573	4,412
Stock option and related expenses	383	1,371	1,260

Total costs and expenses	25,711	37,201	51,768

INCOME FROM OPERATIONS	16,454	22,196	30,606
OTHER INCOME, NET	1,114	2,263	4,283

INCOME BEFORE PROVISION FOR INCOME TAXES	17,568	24,459	34,889
PROVISION FOR INCOME TAXES	4,322	9,539	13,257

NET INCOME	$13,246	$14,920	$21,632

EARNINGS PER SHARE:
Basic	$0.50	$0.49	$0.64
Diluted	$0.41	$0.43	$0.59

WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF
EARNINGS PER SHARE:
Basic	26,446	30,321	34,003
Diluted	32,054	34,638	36,465

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,246	$14,920	$21,632
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation	1,318	2,573	4,166
Loss on disposition of property and equipment	—	223	246
Deferred income taxes and tax benefits resulting from the exercise of common stock options	3,927	9,065	13,440
Stock option repurchases	(3,084)	(1,570)	(3,140)
Stock option and related expenses	383	384	186
Amortization of marketable securities premiums (discounts), net	61	196	478
Changes in operating assets and liabilities:
Membership fees receivable, net	(9,438)	(2,916)	(12,492)
Deferred incentive compensation	(778)	(26)	(1,389)
Prepaid expenses and other current assets	(935)	(1,697)	(27)
Accounts payable and accrued liabilities	1,506	2,023	2,581
Accrued incentive compensation	1,216	(864)	3,374
Deferred revenues	16,375	15,845	23,402
Other liabilities	813	584	384
Special bonus plan	(960)	—	—

Net cash flows provided by operating activities	23,650	38,740	52,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,282)	(9,287)	(5,260)
Receivable from stockholder	6,500	—	—
Purchase of marketable securities	(12,074)	(89,569)	(61,022)
Sales and maturities of marketable securities	1,403	54,378	27,717

Net cash used in investing activities	(11,453)	(44,478)	(38,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to stockholder	(4,000)	—	—
Proceeds from the exercise of common stock options	995	5,355	13,798
Proceeds from issuance of common stock under the employee stock
purchase plan	—	150	704
Reimbursement of offering costs	—	650	375
Payment of offering costs	(1,698)	(650)	(375)

Net cash provided by (used in) financing activities	(4,703)	5,505	14,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,494	(233)	28,778
Cash and cash equivalents, beginning of period	12,232	19,726	19,493

Cash and cash equivalents, end of period	$19,726	$19,493	$48,271

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 1999, 2000, and 2001
(In thousands, except share amounts)

								Accumu- lated
								elements of		Annual
					Additional	Deferred	Retained	compre-		Compre-
					paid-in-	compen-	earnings	hensive		hensive
	Preferred stock		Common stock		capital	sation	(deficit)	income	Total	income

	Shares	Amount	Shares	Amount

Balance at December 31, 1998	—	$—	25,008,800	$250	$2,521	$(953)	$(9,965)	$—	$(8,147)
Distributions to stockholder, net	—	—	—	—	—	—	(6,519)	—	(6,519)	$—
Net income—pre-termination of S corporation status	—	—	—	—	—	—	1,555	—	1,555	1,555
Termination of S corporation status	—	—	—	—	(14,929)	—	14,929	—	—	—
Issuance of common stock under special bonus plan	—	—	—	—	1,440	—	—	—	1,440	—
Issuance of common stock upon the exercise of common stock options	—	—	2,131,120	21	974	—	—	—	995	—
Tax benefits related to the exercise of stock options	—	—	—	—	10,128	—	—	—	10,128	—
Amortization of deferred compensation	—	—	—	—	—	383	—	—	383	—
Unrealized losses on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	(680)	(680)	(680)
Net income—post-termination of S corporation status	—	—	—	—	—	—	11,691	—	11,691	11,691

Balance at December 31, 1999	—	$—	27,139,920	$271	$134	$(570)	$11,691	$(680)	$10,846	$12,566

Issuance of common stock upon the exercise of common stock options	—	—	3,998,470	40	5,315	—	—	—	5,355	—
Issuance of common stock under the employee stock purchase plan	—	—	5,679	—	150	—	—	—	150	—
Tax benefits related to the exercise of stock options	—	—	—	—	32,980	—	—	—	32,980	—
Amortization of deferred compensation	—	—	—	—	—	384	—	—	384	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	926	926	926
Net income	—	—	—	—	—	—	14,920	—	14,920	14,920

Balance at December 31, 2000	—	$—	31,144,069	$311	$38,579	$(186)	$26,611	$246	$65,561	$15,846

Issuance of common stock upon the exercise of common stock options	—	—	3,727,682	38	13,760	—	—	—	13,798	—
Issuance of common stock under the employee stock purchase plan	—	—	26,309	—	704	—	—	—	704	—
Tax benefits related to the exercise of stock options	—	—	—	—	41,178	—	—	—	41,178	—
Amortization of deferred compensation	—	—	—	—	—	186	—	—	186	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	925	925	925
Net income	—	—	—	—	—	—	21,632	—	21,632	21,632

Balance at December 31, 2001	—	$—	34,898,060	$349	$94,221	$—	$48,243	$1,171	$143,984	$22,557

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS

1. Description of operations

     The Corporate Executive Board Company (the “Company”) provides “best practices” research and quantitative analysis focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed, annual fee, members of each of our research programs have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and web-based access to the program’s content database and decision support tools.

2. Spin-off and public offerings of common stock

     The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company’s business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to the Company and spun-off to The Advisory Board Company’s sole stockholder (the ''Spin-off’’). In February 1999, 18,830,560 shares of our common stock were sold in an initial public offering (the “Initial Public Offering”). In February 2000 and in March and April 2001, 11,023,030 shares and 3,035,000 shares, respectively, of our common stock were sold in secondary public offerings. The Company did not directly receive any proceeds from the sale of our common stock. All of the shares sold in the foregoing offerings were sold by stockholders and option holders. However, the Company did receive cash from the exercise of common stock options in conjunction with the sale of our common stock. Subsequent to the sale of common stock in the secondary offering in February 2000, the former sole stockholder owns no shares of the Company’s common stock.

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

4. Summary of significant accounting policies

  Cash equivalents and marketable securities

     Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months are classified as marketable securities. As of December 31, 2000 and 2001, the Company’s marketable securities consisted primarily of United States Treasury notes and bonds and Washington, DC tax exempt notes and bonds. The Company classifies its marketable securities as available-for-sale securities, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may not hold these marketable securities to maturity and may elect to sell these securities at any time.

  Property and equipment

     Property and equipment consists of furniture, fixtures and equipment, capitalized software and web site development costs, and leasehold improvements. Property and equipment are stated at cost, less accumulated depreciation expense. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Capitalized software and web site development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

  Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company believes that no such impairment existed as of December 31, 2000 and 2001.

  Revenue recognition

     Membership fees are recognized ratably over the term of the related membership, which is generally twelve months. Members may request a refund of their membership fee, which is provided on a pro rata basis relative to the remaining term of the membership. Membership fees are generally billable when the member agrees to the terms of the membership, although certain membership fees are billed on an installment basis. In all cases, the Company’s policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of the membership. As of December 31, 2000 and 2001, approximately $1.2 million and $2.5 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

  Commission expense recognition

     Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the related memberships.

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

	Year Ended December 31,

	1999	2000	2001

Basic weighted average common shares outstanding	26,446	30,321	34,003
Weighted average common share equivalents outstanding	5,608	4,317	2,462

Diluted weighted average common shares outstanding	32,054	34,638	36,465

  Concentrations of credit risk

     Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of membership fees receivable and of cash, cash equivalents and marketable securities. Concentrations of credit risk with respect to membership fees receivable are limited due to the large number of members and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or international developments. The Company performs periodic evaluations of the membership base and related membership fees receivable and establishes allowances for potential credit losses.

     The Company generates revenues from members located outside the United States. For the years ended December 31, 1999, 2000 and 2001, approximately 31%, 29% and 30% of total revenues, respectively, were generated from members located outside the United States. Revenues from customers in European countries were approximately 15%, 15% and 16% for the years ended December 31, 1999, 2000 and 2001, respectively, with no other geographic area representing more than 10% of total revenues in any period. No individual member accounted for more than 2% of revenues for any period presented.

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

5. Marketable securities

     The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2000

			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

United States Treasury notes and bonds	$38,812	$38,637	$236	$61
Washington, DC tax exempt notes and bonds	11,068	10,840	228	—

	$49,880	$49,477	$464	$61

	As of December 31, 2001

			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

United States Treasury notes and bonds	$70,567	$69,067	$1,500	$—
Washington, DC tax exempt notes and bonds	13,631	13,243	398	10

	$84,198	$82,310	$1,898	$10

     The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2001

	Fair Market	Amortized
	Value	Cost

Less than one year	$35,735	$35,457
Matures in 1 to 5 years	42,836	41,282
Matures in 6 to 10 years	4,524	4,497
Matures after 10 years	1,103	1,074

	$84,198	$82,310

     The Company may not hold these marketable securities to maturity and may elect to sell these securities at any time.

6. Membership fees receivable

     Membership fees receivable consist of the following (in thousands):

	As of December 31,

	2000	2001

Billed membership fees receivable	$23,561	$36,431
Unbilled membership fees receivable	7,586	7,513

	31,147	43,944
Reserve for uncollectible revenue	(1,628)	(1,933)

Membership fees receivable, net	$29,519	$42,011

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

8. Property and equipment

     Property and equipment consist of the following (in thousands):

	As of December 31,

	2000	2001

Furniture, fixtures, and equipment	$10,944	$10,399
Software and web site development costs	5,377	7,839
Leasehold improvements	5,613	7,554

	21,934	25,792
Accumulated depreciation	(5,522)	(8,532)

Property and equipment, net	$16,412	$17,260

9. Income taxes

     The Company was an S corporation for Federal income tax purposes until immediately prior to the Initial Public Offering. As an S corporation, the taxable income of the Company was passed through to the sole stockholder and was reported on the sole stockholder’s Federal income tax return. However, as the District of Columbia does not recognize S corporation status, income taxes related to the District of Columbia were provided for within the Company’s financial statements prior to the Initial Public Offering. Just prior to the Initial Public Offering, the Company terminated its S corporation status and is now subject to Federal and state income taxes at prevailing corporate rates. As a result, the Company recorded a one-time deferred income tax benefit of $2.7 million due to the change in tax status. The one-time deferred income tax benefit is reflected in net income for the year ended December 31, 1999, as a reduction of the provision for income taxes. If the Company had been a C corporation for U.S. Federal and state income tax purposes since January 1, 1999 and recorded income taxes using an annual effective rate of 41.0%, pro forma net income and basic and diluted earnings per share would have been $10.4 million (unaudited), $0.39 (unaudited) and $0.32 (unaudited) for the year ended December 31, 1999.

     The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	1999	2000	2001

Current	$5,780	$8,582	$18,621
Deferred	(1,458)	957	(5,364)

Provision for income taxes	$4,322	$9,539	$13,257

     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. Federal income tax statutory rates to income before provision for income taxes as follows:

	Year Ended December 31,

	1999	2000	2001

Statutory U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal income tax benefit	6.5	6.5	6.5
Termination of S corporation status	(15.6)	—	—
Phase-in rate differential	(4.0)	—	—
Other permanent differences, net	2.7	(2.5)	(3.5)

Effective tax rate	24.6%	39.0%	38.0%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,

	2000	2001

Deferred tax assets:
Deferred compensation agreements	$1,250	$2,649
Net operating loss carryforward	29,865	52,431
Deferred revenue	—	4,445
Financial reporting reserves	702	802
Employee benefits	400	—
Other	579	737

Total deferred tax assets	32,796	61,064

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	157	717
Employee benefits	41	78
Deferred incentive compensation	1,173	1,749
Other	77	—

Total deferred tax liabilities	1,448	2,544

Deferred tax assets, net	$31,348	$58,520

     The Company has net operating losses which resulted in a deferred tax asset of $29.9 million and $52.4 million at December 31, 2000 and 2001, respectively. The net operating losses expire in the years 2019 through 2021 The Company believes that its future taxable income will be sufficient for the full realization of the deferred tax assets. The Company has realized tax benefits (reductions of taxes payable) resulting from the exercise of common stock options of $8.1 million and $18.6 million in the years ended December 31, 2000 and 2001, respectively.

10. Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the year ended December 31, 1999, 2000 and 2001, was $12.6 million, $15.8 million and $22.6 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $0.7 million during the year ended December 31, 1999. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $0.9 million during each of the years ended December 31, 2000 and 2001.

11. Transactions with affiliates

  Administrative support and vendor agreements

     The Advisory Board Company provided the Company with limited administrative support services from the date of the Spin-off until December 31, 2000. Subsequent to the Spin-off, fees were charged to the Company for these services in accordance with an Administrative Services Agreement (the “ASA”). The ASA provided for fees based on either direct costs, costs per certain transaction, headcount, or a fixed cost per month. The ASA expired December 31, 2000.

     The Company also has received services under certain vendor contracts entered into by The Advisory Board Company for the provision of certain services, such as telecommunications, travel, mailing and general office services. A Vendor Contracts Agreement specified that the Company will pay the vendor directly if costs can be segregated and billed separately, or the Company will reimburse The Advisory Board Company for its reasonably allocated share of commonly billed costs. The Vendor

  Contracts Agreement expired on December 31, 2000. However, the Company continues to participate in limited vendor contracts entered into by The Advisory Board Company for the provision of certain services and continues to pay for such services on a basis consistent with that followed under the Vendor Contracts Agreement.

  Due from (due to) affiliate

     Activity due from (due to) affiliate is as follows (in thousands):

	Year Ended December 31,

	1999	2000	2001

Balance at beginning of period	$350	$(41)	$(193)
Administrative support from, and vendor agreements shared with, The Advisory Board Company	(1,595)	(22)	(26)
Cash transfers from the Company to The Advisory Board Company	3,169	220	518
Cash transfers to the Company from The Advisory Board Company	(1,965)	(350)	(308)

Balance at end of period	$(41)	$(193)	$(9)

12. Employee benefit plans

  Defined contribution 401(k) plan

     The Company sponsors a defined contribution 401(k) Plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of twenty-one are eligible to participate. The employer provides contributions equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the participants were $0.2 million, $0.2 million and $0.3 million during the years ended December 31, 1999, 2000 and 2001, respectively.

  Employee stock purchase plan

     In June 2000, the Company established an employee stock purchase plan (the “ESPP”). Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The ESPP is authorized to issue up to 1,050,000 shares of the Company’s common stock. During the years ended December 31, 2000 and 2001, 5,679 and 26,309 shares of common stock, respectively, were issued under the ESPP.

13. Stock option plans

  Background

     On March 1, 1994, The Advisory Board Company adopted the Stock-Based Incentive Compensation Plan (the “Original Plan”) to provide for granting incentive stock options (“Original Options”). The Original Plan entitled certain employees to purchase shares of The Advisory Board Company’s Class B Nonvoting Common Stock at a price equal to at least the fair market value of The Advisory Board Company’s stock on the date of grant. The Original Options were exercisable on the date ten years after the date of grant, subject to acceleration upon the occurrence of certain events that would alter the current ownership of The Advisory Board Company, including an initial public offering or private sale.

  Liquid Markets Agreements

     On March 31, 1995, The Advisory Board Company and existing optionees adopted the Liquid Markets Agreements (''Liquid Markets Agreements’’) to provide the optionees an opportunity to (i) sell all or a portion of their Original Options to The Advisory Board Company immediately and/or (ii) modify all or a portion of their Original Options in accordance with the terms and conditions of the Continuing Stock-Based Incentive Compensation Plan, which is described below (the “Continuing Option Plan”).

     The Liquid Markets Agreements provided for the designation of Original Options as described above and governed the payments to be made to the optionees for options sold. For the options elected to be sold, The Advisory Board Company was committed to make a payment in two installments (25% no later than December 31, 1995, and 75% no later than December 31, 1996). The Advisory Board Company was also obligated to pay the optionee an additional payment (the “Earn Out Payment”) based on The Advisory Board Company’s income from operations for the fiscal year ending March 31, 1998.

     In March 1997, The Advisory Board Company amended the Liquid Markets Agreements to provide for (1) guaranteed versus variable Earn Out Payments, (2) revised payment schedules, (3) revised employment requirements, and (4) in limited instances, the ability to put current options retroactively into the Liquid Markets Agreements.

     In December 1998, the Company amended the Liquid Markets Agreements relating to its employees by eliminating the future employment requirements. The Company recognized $2.4 million in compensation expense related to the Liquid Markets Agreements in the year ended December 31, 1998. There are no earnings charges subsequent to December 31, 1998, related to these agreements. In January 2001, the Company paid $3.1 million in accordance with the Liquid Markets Agreements, the final cash commitment related to the Liquid Markets Agreements. At December 31, 2001, there are no future cash commitments related to the Liquid Markets Agreements.

  Stock-Based Incentive Compensation Plan

     The Continuing Option Plan, adopted on March 31, 1995, amended and restated the Original Plan and formalized the terms and conditions of the remaining modified options (the “Continuing Options”). In conjunction with the Spin-off, The Advisory Board Company executed a Substitution Agreement (the “Substitution Agreement”) with each of the employees of the Company participating in the Continuing Option Plan. The Substitution Agreement provided for the exchange of The Advisory Board Company Continuing Options for options in the Company (the “Options”) granted under the Company’s Stock-Based Incentive Compensation Plan (the “Current Plan”), which was adopted at the time of the Spin-off. The Current Plan provides for the issuance of options to purchase up to 11,008,000 shares of common stock. Any shares of common stock which, for any reason, are not issued under the Current Plan are reserved for issuance pursuant to the 1999 Stock Option Plan (the “1999 Plan”). As of December 31, 2001, 10,569,400 options, net of cancellations, to purchase common stock had been granted under the Current Plan and 438,600 options, net of cancellations, to purchase common stock had been granted under the 1999 Plan. The Options granted under the Current Plan generally become exercisable 50% in February 2000, 30% in February 2001 and 20% in February 2002 and expire between April 2001 and April 2004.

     The terms of the Substitution Agreement resulted in a new measurement date for 3,711,760 options held by employees of the Company, resulting in the recognition of compensation expense over the options vesting period. The compensation expense is reflected in stock option and related expenses in the accompanying statements of income and was $0.4 million, $0.4 million and $0.2 million for the years ending December 31, 1999, 2000 and 2001, respectively. The recognition of compensation expense was not required for the remaining 2,843,986 options outstanding at the time of the Spin-off. There are no earnings charges subsequent to December 31, 2001, related to these options or Substitution Agreements.

  1999 Stock Option Plan

     In February 1999, the Company adopted the 1999 Plan, which provides for the issuance of options to purchase up to 3,784,000 shares of common stock plus any options to purchase shares of common stock which, for any reason, are not issued under the Current Plan. During 1999, the Company granted 1,491,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $9.80 per share. During 2000, the Company granted 1,613,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $21.78 per share. During 2001, the Company granted 1,358,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $31.05 per share. As of December 31, 2001, 4,222,600 options, net of cancellations and including 438,600 shares of common stock carried over from the Current Plan, had been granted under the 1999 Plan. The common stock options granted under the 1999 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between February 2009 and July 2011.

  2001 Stock Option Plan

     In June 2001, the Company adopted the 2001 Stock Option Plan (the ''2001 Plan’’), which provides for the issuance of options to purchase up to 2,700,000 shares of common stock. During 2001, the Company granted no options to purchase common stock under the 2001 Plan.

  Directors’ Stock Option Plan

     In December 1998, the Company adopted the Directors’ Stock Plan (the ''Directors’ Plan’’), which provides for the issuance of options to purchase up to 860,000 shares of common stock. During 1998, the Company granted 288,960 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $7.12 per share. During 1999, the Company granted 72,240 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $7.12 per share. During 2000, the Company granted 70,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $21.19 per share. During 2001, the Company granted 142,240 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $31.46 per share. As of December 31, 2001, 533,440 options, net of cancellations, to purchase common stock had been granted under the Directors’ Plan. The common stock options granted under the Directors’ Plan generally become 100% exercisable one year from the date of grant and expire ten years after the date of grant.

  Transactions

     The following table summarizes the changes in common stock options for the common stock option plans described above:

			Weighted
	Number	Exercise Price	Average
	of Options	per Share	Exercise Price

Outstanding at December 31, 1998	10,966,720	$0.03-7.12	$1.23
Options granted	1,563,240	7.12-19.07	9.67
Options cancelled	(14,000)	9.50	9.50
Options exercised	(2,131,120)	0.47	0.47

Outstanding at December 31, 1999	10,384,840	0.03-19.07	2.64
Options granted	1,683,000	21.19-33.11	21.75
Options cancelled	(228,234)	0.29-21.19	8.05
Options exercised	(3,998,470)	0.03-13.52	1.34

Outstanding at December 31, 2000	7,841,136	0.03-33.11	7.25
Options granted	1,514,214	26.01-43.10	31.09
Options cancelled	(159,500)	9.50-41.38	22.16
Options exercised	(3,727,882)	0.03-30.19	3.71

Outstanding at December 31, 2001	5,467,968	$0.03-43.10	$15.78

     Information with respect to the common stock option plans outstanding at December 31, 2001, is as follows:

			Weighted
		Weighted	Average
	Number Outstanding	Average	Remaining
	as of	Exercise	Contractual
Range of Exercise Prices	December 31, 2001	Price	Life-Years

$ 0.03 — 1.37	1,282,936	$0.64	1.33
3.49 — 7.12	433,840	5.59	2.76
9.50 — 13.52	994,012	9.55	7.15
19.07 — 21.19	1,206,966	21.18	8.15
26.01 — 43.10	1,550,214	30.94	9.19

$0.03 — $43.10	5,467,968	$15.78	6.24

     As of December 31, 2001, 840,678 common stock options with a weighted average exercise price of $9.82 are exercisable.

  Accounting for stock based compensation

     The Company has elected to account for stock and stock rights in accordance with Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees (“APB No. 25”). However, pro forma information regarding net income is required by Statement of Financial Accounting Standards Number 123, Accounting for Stock Based Compensation (“SFAS No. 123”) if the provisions of SFAS No. 123 are not elected to be adopted.

     Under the SFAS No. 123 pro forma disclosure provisions, the fair value of options granted subsequent to December 15, 1995, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock rights.

     The fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions: risk free interest rate of 6.5%, 5.0% and 4.4%, respectively; no dividend yield for any year; weighted-average expected lives of the option of five years, four years and five years, respectively; and expected volatility of 60%, 92% and 69%, respectively.

     The weighted average fair value of Company options granted during the years ended December 31, 1999, 2000 and 2001 was $5.01 per share, $14.73 per share and $18.85 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. Under the SFAS No. 123 pro forma disclosure provisions, pro forma net income for 1999 would have been $9.8 million or $0.37 per share (pro forma basic) and $0.31 per share (pro forma diluted), pro forma net income for 2000 would have been $8.3 million or $0.27 per share (pro forma basic) and $0.24 per share (pro forma diluted), and pro forma net income for 2001 would have been $12.8 million or $0.38 per share (pro forma basic) and $0.35 per share (pro forma diluted). The provisions of SFAS No. 123 may not necessarily be indicative of future results.

14. Special bonus plan

     In December 1998, the Company and its previous sole stockholder agreed to pay a special bonus to selected employees in an amount totaling $2.4 million. The Company paid the special bonus at the Initial Public Offering—60% in stock owned by the previous sole stockholder and 40% in cash. The Company recognized $2.4 million in expense related to this plan in 1998. The Company paid the $1.0 million cash component in 1999, representing 40% of the special bonus plan amount, which is reflected in the special bonus plan in the accompanying statements of cash flows.

15. Supplemental cash flows disclosures

     Income taxes paid during the year ended December 31, 1999, amounted to $260,000. The Company paid no income taxes during the years ended December 31, 2000 and 2001. For the years ended December 31, 1999, 2000 and 2001, the Company recognized $10.1 million, $33.0 million and $41.2 million, respectively, in stockholders’ equity (deficit) for tax deductions associated with the exercise of non-qualified stock options. Estimated current income tax payments for the years ended December 31, 1999, 2000 and 2001, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified stock options.

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

17. Commitments and contingencies

  Operating Leases

     The Company leases office facilities in the United States and the United Kingdom expiring on various dates over the next eleven years. Certain lease agreements include provisions for rental escalations based on the Consumer Price Index and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs are as follows (in thousands):

Year Ending December 31,
2002		$5,892
2003		6,497
2004		6,166
2005		6,200
2006		6,398
Thereafter		19,522

	Total	$50,675

     Rent expense charged to operations during the fiscal years ended December 31, 1999, 2000 and 2001, was $3.6 million, $3.8 million and $5.7 million, respectively. The Company obtained a $1.3 million letter of credit with a commercial bank, expiring September 2003, to provide a security deposit for its headquarters office lease. The Company’s cash, accounts receivable and property and equipment collateralize the Letter of Credit Agreement.

18. Quarterly financial data (unaudited)

     Unaudited summarized financial data by quarter for the years ended December 31, 2000 and 2001 is as follows (in thousands, except per share amounts):

	2000 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$20,784	$22,612	$25,084	$27,011
Gross profit	12,307	14,240	16,035	16,815
Income before provision for income taxes	4,406	5,936	6,705	7,412
Net income	$2,688	$3,620	$4,090	$4,522
Earnings per share:
Basic	$0.09	$0.12	$0.13	$0.15
Diluted	$0.08	$0.10	$0.12	$0.13

	2001 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$29,215	$31,124	$32,625	$35,148
Gross profit	17,972	20,215	21,613	22,574
Income before provision for income taxes	6,560	8,730	9,395	10,204
Net income	$4,067	$5,413	$5,825	$6,327
Earnings per share:
Basic	$0.13	$0.16	$0.17	$0.18
Diluted	$0.11	$0.15	$0.16	$0.17

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Reference is made to the information set forth under the captions “Election of Directors” and “Executive Officers” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 11. Executive Compensation.

     Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Reference is made to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Reference is made to the information set forth under the caption “Compensation Committee Report on Executive Compensation” and “Certain Relationships and Related Transactions” appearing in the Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year, which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements of the registrant and report of independent Public Accountants are included in Item 8 hereof.
Report of Independent Public Accountants, Balance Sheets as of December 31, 2000 and 2001, Statements of Income for the years ended December 31, 1999, 2000 and 2001, Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001, and Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001, and Notes to Financial Statements.
(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.
Schedule II—Valuation and Qualifying Accounts
(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit

No.	Description of Exhibit

1.1	[Omitted]
3.1	Second Amended and Restated Certificate of Incorporation.*
3.2	Amended and Restated Bylaws.*
4.1	Specimen Common Stock Certificate.*
5.1	[Omitted]
10.1	Employment Agreement, dated January 21, 1999, between the Company and James J. McGonigle.*†
10.2	[Omitted]
10.3	Employment Agreement, dated November 1, 1998, between the Company and Clay M. Whitson.*†
10.4	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and James J. McGonigle, as amended on January 21, 1999.*†
10.5	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of April 15, 1998, between the Company and Harold L. Siebert.*†
10.6	[Omitted]
10.7	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, dated as of November 1, 1998, between the Company and Clay M. Whitson.*†
10.8	Stock Option Agreement #1 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Michael A.
D’Amato.*†
10.9	Stock Option Agreement #2 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Michael A. D’Amato.*†
10.10	Stock Option Agreement #1 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Jeffrey D. Zients.*†
10.11	Stock Option Agreement #2 Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Jeffrey D. Zients*†
10.12	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of June 1, 1998, between the Company and Sally Chang.*†

Exhibit

No.	Description of Exhibit

10.13	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Derek C. van Bever, as amended on July 21, 1998.*†
10.14	Form of Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, including form of amendment.*
10.15	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non- Competition, Non- Solicitation and Work Product, dated January 21, 1999, between the Company and James J. McGonigle.*
10.16	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non- Competition, Non- Solicitation and Work Product, effective as of April 15, 1998, between the Company and Harold L. Siebert.*
10.17	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non- Competition, Non- Solicitation and Work Product, dated November 1, 1998, between the Company and Clay M. Whitson.*
10.18	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non- Competition, Non- Solicitation and Work Product, dated October 30, 1997, between the Company and Michael A. D’Amato.*
10.19	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non- Competition, Non-Solicitation and Work Product, dated October 30, 1997, between the Company and Jeffrey D. Zients.*
10.20	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*
10.21	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated.*
10.21.1	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*
10.22	Directors’ Stock Plan.*
10.22.1	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-Qualified Stock Options.*
10.23	1998 Stock Option Plan.*
10.23.1	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*
10.24	Cross-Indemnification Agreement, dated as of January 21, 1999, between David G. Bradley and The Corporate Executive Board Company.*
10.25	[Omitted]
10.26	[Omitted]
10.27	[Omitted]
10.28	Administrative Services Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*
10.29	Member Contracts Agreement, dated as of October 31, 1997, between The Advisory Board Company and The Corporate Executive Board Company.*
10.30	Vendor Contracts Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*
10.31	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #
10.32	[Omitted]

Exhibit

No.	Description of Exhibit

10.33	Distribution Agreement, dated as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*
10.34	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*
10.35	[Omitted]
10.36	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*
10.37	Letter agreement regarding the special bonus plan.*†
10.38	Amended and Restated ''Liquid Markets’’ Agreement, dated August 20, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on December 28, 1998.*†
10.39	Letter to Michael A. D’Amato from the Chairman of The Corporate Executive Board Company re Accelerated Vesting of Options.*†
10.40	Clarification Letter to Michael A. D’Amato from The Corporate Executive Board Company re Stock Option Agreements.*†
10.41	Letter to Jeffrey Zients from David Bradley re Accelerated Vesting of Options.*†
10.42	Clarification Letter to Jeffrey Zients from The Corporate Executive Board Company re Stock Option Agreements.*†
10.43	Form of term sheet for director non-qualified stock options.
10.44	[Omitted]
10.45	[Omitted]
10.46	[Omitted]
10.47	[Omitted]
10.48	Employee Stock Purchase Plan dated June 23, 2000.**†
10.49	Loan Agreement by and between Bank of America, N.A. and the Corporate Executive Board dated May 25, 2000.***
21.1	List of the Subsidiaries of The Corporate Executive Board Company: None.
23.1	Consent of Arthur Andersen LLP
23.2	[Omitted.]
24.1	[Omitted.]
27	[Omitted.]

*	Incorporated by reference to the same exhibit to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

#	Amendments incorporated by reference to exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

†	Compensation arrangement.

(b)	Reports on Form 8-K.

None.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(d)	Financial statements schedules: The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been Omitted, except for Schedule II—Valuation and Qualifying Accounts which is provided below.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of The Corporate Executive Board Company:

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of The Corporate Executive Board Company included in this Form 10-K and have issued our report thereon dated January 31, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II—Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Washington, DC
January 31, 2002

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II—Valuation and Qualifying Accounts
(In thousands)

			Additions
	Balance at	Additions	Charged to	Deductions
	Beginning	Charged to	Other	from	Balance at
	of Year	Revenue	Accounts	Reserve	End of Year

Year ending December 31, 1999 Reserve for uncollectible revenue	$1,233	$1,851	$—	$1,743	$1,341

	$1,233	$1,851	$—	$1,743	$1,341

Year ending December 31, 2000 Reserve for uncollectible revenue	$1,341	$3,590	$—	$3,303	$1,628

	$1,341	$3,590	$—	$3,303	$1,628

Year ending December 31, 2001 Reserve for uncollectible revenue	$1,628	$4,725	$—	$4,420	$1,933

	$1,628	$4,725	$—	$4,420	$1,933

Signatures

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 18, 2002.

The Corporate Executive Board Company

By: /s/ James J. McGonigle James J. McGonigle Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the dates indicated.

Signature /s/ James J. McGonigle James J. McGonigle	Title Chief Executive Officer and Director, Chairman of the Board (Principal Executive Officer)	Date February 18, 2002

/s/ Clay M. Whitson Clay M. Whitson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2002

/s/ Robert C. Hall Robert C. Hall	Director	February 18, 2002

/s/ Nancy J. Karch Nancy J. Karch	Director	February 18, 2002

/s/ David W. Kenny David W. Kenny	Director	February 18, 2002

/s/ Thomas L. Monahan III Thomas L. Monahan III	Director	February 18, 2002

/s/ Harold L. Siebert Harold L. Siebert	Director	February 18, 2002