Form 10-K/A
period 2001-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2002-02-26
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.[   ]

     Based upon the closing price of the registrant’s common stock as of February 25, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant is $1,101,258,618*.

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of February 25, 2002, The Corporate Executive Board Company had outstanding 34,905,186 shares of Common Stock, par value $0.01 per share.

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

PART III

The Corporate Executive Board Company hereby amends its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2002, to include Part III, Item 10, Item 11, Item 12, and Item 13 as a part of this Annual Report on Form 10-K as set forth below:

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages and positions with The Corporate Executive Board of the persons who serve as our directors and executive officers:

Directors and
Executive Officers	Age	Position

James J. McGonigle	38	Chief Executive Officer and Chairman of the Board
Robert C. Hall	70	Director
Nancy J. Karch	54	Director
David W. Kenny	40	Director
Thomas L. Monahan III	35	General Manager and Director
Harold L. Siebert	56	Director
Sally Chang	37	General Manager, Member Services
Derek C. M. van Bever	44	Chief Research Officer
Clay M. Whitson	44	Chief Financial Officer, Secretary and Treasurer

     James J. McGonigle has been our Chairman of the Board since March 2001 and our Chief Executive Officer and a director since July 1998. From the spin-off until July 1998, Mr. McGonigle was our General Manager, and from 1995 until the spin-off, he was the General Manager of the corporate division of The Advisory Board Company with responsibility for managing the business assumed by us in the spin-off. From 1990 to 1995, Mr. McGonigle was a consultant in the Financial Institutions Group at McKinsey & Company. Mr. McGonigle received a B.A. from the Woodrow Wilson School at Princeton University and a J.D. from Harvard Law School.

     Robert C. Hall has been a director since February 1999. From 1995 to January 1999, Mr. Hall served as the Vice President of The Thomson Corporation, a publicly held information publishing company. From 1990 to 1995, Mr. Hall was the Chief Executive Officer of Thomson Information and Publishing Group, a division of The Thomson Corporation involved in professional information and publishing. From 1985 to 1990, Mr. Hall was the President of Thomson Financial Services Group, another publishing division of The Thomson Corporation. Mr. Hall received a B.S. from Iowa State University.

     Nancy J. Karch has been a director since October 2001. Ms. Karch was a senior partner of McKinsey & Co., an independent consulting firm, from 1988 until her retirement in 2000. She had served in various executive capacities at McKinsey since 1974. Ms. Karch is a member of The McKinsey Advisory Council, and serves as a director of Toys “R” Us, Inc., retail merchants, Liz Claiborne, Inc., apparel marketers, Garden Ridge Corp., a privately held home decor product retailer, and the Westchester Land Trust. Ms. Karch received a B.A. from Cornell University, a M.S. from Northeastern University, and a M.B.A. from the Harvard Business School.

     David W. Kenny has been a director since February 1999. Mr. Kenny is the Chairman and Chief Executive Officer of Digitas, Inc. Digitas is a marketing and technology services company. Mr. Kenny has been the Chairman of Digitas since December 1998 and Chief Executive Officer since September 1997. Prior to Digitas, Mr. Kenny held a number of executive positions with Bain & Company, an independent consulting firm, from 1988 through 1997. Mr. Kenny received a B.S. from the General Motors Institute and a M.B.A. from Harvard Business School.

     Thomas L. Monahan III has been a director since June 2001 and our General Manager since January 2001. From November 1998 until January 2001, Mr. Monahan served as one of our Executive Directors, Research, and from the spin-off until November 1998, he served as our Managing Director, Research. Prior to the spin-off, Mr. Monahan served in similar capacities with The Advisory Board Company, which he joined in January 1996. Prior to January 1996, Mr. Monahan served as a senior consultant for the Deloitte & Touche Consulting Group, a Director at the Committee for Economic Development and a staff consultant at Andersen Consulting. Mr. Monahan received a B.A. from Harvard University and a M.B.A. from New York University.

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

     Sally Chang has been our General Manager, Member Services since July 2001. From January 2000 until July 2001, Ms. Chang was our Chief Marketing Officer. From June 1998 until January 2000, Ms. Chang was our General Manager, Sales and Marketing. From 1992 until joining us, she served in various management capacities with The Advisory Board Company, including as General Manager, Health Care Member Services; General Manager, Health Care Research; and an Executive Director, Research. Prior to 1992, Ms. Chang worked in the corporate planning department of Fuji Xerox in Tokyo, as a general management consultant with Touche Ross, and in the merger and acquisitions group of Drexel Burnham Lambert. Ms. Chang received an A.B. from Harvard University, an M.A. from the University of Pennsylvania and a M.B.A. from the Wharton School of Business at the University of Pennsylvania.

     Derek C. M. van Bever has been our Chief Research Officer since the spin-off. From 1995 through the date of the spin-off, he served as the Chief Research Officer of the business assumed by us in the spin-off. Prior to that, he served in various management capacities with The Advisory Board Company, which he joined in 1981. Mr. van Bever received a B.A. and an M.A. from the University of Delaware and a M.B.A. from Harvard Business School.

     Clay M. Whitson has been our Chief Financial Officer since November 1998, our Secretary since February 1999 and our Treasurer since July 2000. From 1996 through October 1998, Mr. Whitson served as the Chief Financial Officer and Treasurer of PMT Services, Inc., a publicly held credit card processing company. From 1990 to 1996, Mr. Whitson served as the Chief Financial Officer of the Gemala Group, a diversified conglomerate based in Indonesia. Prior to joining the Gemala Group in 1990, Mr. Whitson was a director in the mergers and acquisitions department of The Chase Manhattan Bank, NA. Mr. Whitson received a B.A. from Southern Methodist University and a M.B.A. from the University of Virginia.

Item 11. Executive Compensation.

     The following table presents certain information concerning compensation earned for services rendered for 1999, 2000, and 2001 by the Chief Executive Officer and the four other most highly paid executive officers (the ''Named Officers’’):

				Long-Term
				Compensation
		Annual		Number of	All Other
		Compensation		Options	Compensation(1)

Name and Principal Positions	Year	Salary	Bonus

James J. McGonigle	2001	$500,000	—	100,000	—
Chief Executive Officer	2000	462,000	—	120,000	—
	1999	440,000	—	122,000	—

Sally Chang	2001	$342,000	$50,000	5,000	—
General Manager, Member Services	2000	335,000	—	40,000	—
	1999	325,000	—	35,000	—

Thomas L. Monahan III	2001	$385,000	—	75,000	—
General Manager	2000	310,000	—	50,000	—
	1999	280,000	—	35,000	—

Derek C. M. van Bever	2001	$410,000	—	35,000	$1,700,000
Chief Research Officer	2000	400,000	—	40,000	850,000
	1999	400,000	—	35,000	850,000

Clay M. Whitson	2001	$275,000	—	25,000	—
Chief Financial Officer, Secretary, and Treasurer	2000	265,000	—	30,000	—
	1999	250,000	—	—	—

(1)	Reflects amounts paid to Mr. van Bever in each of 1999, 2000, and 2001 in connection with the repurchase of certain options of The Advisory Board Company prior to the time of the spin-off.

Option Grants in Fiscal 2001

     The following table shows information about stock option grants to the Named Officers during fiscal 2001. These options are included in the Summary Compensation Table above. All options were granted at fair market value under the 1999 Stock Option Plan. The options have ten-year terms. The rules of the Securities and Exchange Commission require us to show hypothetical gains that the Named Officers would have for these options at the end of their ten-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. They are not our estimate or projection of future stock prices.

     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during 2001:

Stock Option Grants in 2001

	Individual Grants(1)

		% of Total				Potential Realizable
		Options				Value at Assumed
	Number of	Granted to		Market		Annual Rates of
	Shares	Employees	Exercise	Price on		Stock Price
	Underlying	in	Price	Date of	Expiration	Appreciation for
Name	Option Grants	Fiscal Year	(per share)	Grant	Date	Option Term

						5%	10%

James J. McGonigle	100,000	6.6%	$31.00	$31.00	March 9, 2011	$1,949,573	$4,940,602
Sally Chang	5,000	0.3	31.00	31.00	March 9, 2011	97,479	247,030
Thomas L. Monahan III	75,000	5.0	31.00	31.00	March 9, 2011	1,462,180	3,705,451
Derek C. M. van Bever	35,000	2.3	31.00	31.00	March 9, 2011	682,351	1,729,211
Clay M. Whitson	25,000	1.7	31.00	31.00	March 9, 2011	487,393	1,235,150

(1)	Options granted under The Corporate Executive Board Company 1999 Stock Option Plan become exercisable 25% per year beginning one year after the date of grant.

Option Exercises in 2001 and Year-End Option Values

     The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2001, and the value of their unexercised options at the end of fiscal 2001. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Aggregated Option Exercises in 2001
and Year-End Option Values

	Shares		Number of Securities		Value of Unexercised
	Acquired	Value	Underlying Unexercised		In-the-Money Options at
Name	On Exercise	Realized	Options at Fiscal Year-End		Fiscal Year-End (1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

James J. McGonigle(2)	310,526	$9,263,572	154,268	447,080	$4,634,203	$10,792,804
Sally Chang	163,230	4,138,448	—	148,820	—	4,168,587
Thomas L. Monahan III	57,500	1,702,576	54,880	174,720	1,567,048	3,097,728
Derek C. M. van Bever	118,750	3,447,175	48,960	154,740	1,545,388	3,718,684
Clay M. Whitson	94,718	2,123,266	42,128	162,154	1,207,004	3,882,940

(1)	Based on the closing price of our common stock on December 31, 2001 of $36.70 per share.

(2)	Mr. McGonigle’s stock option agreement with respect to 980,400 options provides that the number of shares of common stock issuable pursuant to those options will be increased if the number of shares of common stock outstanding on a fully diluted basis exceeds 37,840,000 shares, and again if the number of shares of common stock outstanding on a fully diluted basis exceeds 41,280,000 shares. The amount of the increase on each occasion will be 10% of the sum of the number of shares that remain issuable pursuant to those options at the time and the number of shares that were issued to him upon the exercise of those options that he continues to hold at the time. The exercise price per each additional share on each such date will be the fair market value of a share of common stock on each such date.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of The Corporate Executive Board Company’s common stock as of February 25, 2002, by (i) each stockholder owning 5% or more of the common stock, (ii) each Named Officer, (iii) each director and (iv) all current directors and executive officers as a group.

	Amount
	and Nature
	of Beneficial
Name of Beneficial Owner	Ownership(1)		Total Equity Stake(2)

	Number	Percent	Number	Percent

James J. McGonigle(3)	469,810	1.3%	635,310	1.7%
Robert C. Hall(4)	62,240	*	62,240	*
Nancy J. Karch	—	—	72,240	*
David W. Kenny(4)	75,240	*	75,240	*
Harold L. Siebert(5)	399,050	1.1%	485,050	1.3%
Sally Chang (6)	117,858	*	150,358	*
Derek C. M. van Bever(7)	172,514	*	227,514	*
Thomas L. Monahan III(8)	139,916	*	229,916	*
Clay M. Whitson(9)	178,600	*	212,350	*
The TCW Group, Inc.(10)	3,443,672	9.9%	3,443,672	9.3%
Pilgrim Baxter & Associates, Ltd.(11)	2,040,100	5.8%	2,040,100	5.5%
All current directors and executive officers as a group (9 people)	1,615,228	4.4%	2,150,218	5.8%

*	Indicates ownership of less than 1%.

(1)	Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. We have included in shares owned by each stockholder all options held by the stockholder that are currently exercisable or exercisable within 60 days of February 25, 2002 (which would be April 26, 2002).
(2)	The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options are exercisable within 60 days.
(3)	Beneficial ownership includes 435,848 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 25, 2002 (which would be April 26, 2002).
(4)	Beneficial ownership consists of shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 25, 2002 (which would be April 26, 2002).
(5)	Beneficial ownership includes 318,798 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 25, 2002 (which would be April 26, 2002).
(6)	Beneficial ownership includes 116,320 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 25, 2002 (which would be April 26, 2002).
(7)	Beneficial ownership includes 148,700 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 25, 2002 (which would be April 26, 2002).
(8)	Beneficial ownership includes 139,600 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 25, 2002 (which would be April 26, 2002).
(9)	Beneficial ownership includes 170,532 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 25, 2002 (which would be April 26, 2002).
(10)	As reported in a Schedule 13G/A filed on February 13, 2002. The Schedule 13G/A states that The TCW Group, Inc., on behalf of the TCW Business Unit, has shared voting and investment power with respect to the shares. The address of The TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, CA 90017.
(11)	As reported in a Schedule 13G filed on February 13, 2002. The address of Pilgrim Baxter & Associates, Ltd. is 1400 Liberty Ridge Drive, Wayne, PA 19087-5593.

Item 13. Certain Relationships and Related Transactions.

     Vendor Contacts Agreements.      We have received services under certain vendor contracts entered into by The Advisory Board Company for the provision of certain services, such as telecommunications, travel, mailing and general office services. A Vendor Contracts Agreement specified that we will pay the vendor directly if costs can be segregated and billed separately, or we will reimburse The Advisory Board Company for our reasonably allocated share of commonly billed costs. The Vendor Contracts Agreement expired on December 31, 2000. However, we continue to participate in limited vendor contracts entered into by the Advisory Board Company for the provision of certain services and continue to pay for such services on a basis consistent with that followed under the Vendor Contracts Agreement.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 26, 2002.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson Clay M. Whitson Chief Financial Officer

February 26, 2002