Form 10-Q
period 2002-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2002-05-14
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2002.

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

As of May 3, 2002, we had outstanding 36,977,652 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
Condensed Balance Sheets at March 31, 2002 and
December 31, 2001	3
Condensed Statements of Income for the Three
Months Ended March 31, 2002 and 2001	4
Condensed Statements of Cash Flows for the Three
Months Ended March 31, 2002 and 2001	5
Notes to Condensed Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	12
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.	13
ITEM 2. Changes in Securities.	13
ITEM 3. Defaults Upon Senior Securities and Use of Proceeds.	13
ITEM 4. Submission of Matters to a Vote of Security Holders.	13
ITEM 5. Other Information.	13
ITEM 6. Exhibits and Reports on Form 8-K.	13

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2002	December 31, 2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,502	$48,271
Marketable securities	44,998	35,735
Membership fees receivable, net	19,097	42,011
Deferred income taxes, net	20,485	19,881
Deferred incentive compensation	3,474	4,216
Prepaid expenses and other current assets	3,643	3,042

Total current assets	170,199	153,156

Deferred income taxes, net	55,462	38,639
Marketable securities	38,977	48,463
Property and equipment, net	17,161	17,260

Total assets	$281,799	$257,518

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$7,890	$10,683
Accrued incentive compensation	4,067	6,387
Deferred revenues	86,819	94,683

Total current liabilities	98,776	111,753

Other liabilities	1,959	1,781

Total liabilities	100,735	113,534

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 36,965,040 and 34,898,060 shares issued and outstanding as of March 31, 2002, and December 31, 2001, respectively	370	349
Additional paid-in capital	126,015	94,221
Retained earnings	54,174	48,243
Accumulated elements of comprehensive income	505	1,171

Total stockholders’ equity	181,064	143,984

Total liabilities and stockholders’ equity	$281,799	$257,518

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2002	2001

Revenues	$37,023	$29,215
Cost of services	13,517	11,243

Gross profit	23,506	17,972

Costs and expenses:
Member relations and marketing	9,108	6,490
General and administrative	4,221	3,881
Depreciation	1,204	921
Stock option and related expenses	623	1,098

Total costs and expenses	15,156	12,390

Income from operations	8,350	5,582
Other income, net	1,217	978

Income before provision for income taxes	9,567	6,560
Provision for income taxes	3,636	2,493

Net income	$5,931	$4,067

Earnings per share:
Basic	$0.17	$0.13
Diluted	$0.16	$0.11
Weighted average shares used in the calculation of earnings per share:
Basic	35,538	31,796
Diluted	37,130	35,408

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$5,931	$4,067
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,204	921
Deferred income taxes	3,636	2,493
Stock option repurchases	—	(3,140)
Stock option and related expenses	—	93
Amortization of marketable securities premiums (discounts), net	251	198
Changes in operating assets and liabilities:
Membership fees receivable, net	22,914	15,852
Deferred incentive compensation	742	218
Prepaid expenses and other current assets	(601)	(562)
Accounts payable and accrued liabilities	(3,152)	(319)
Accrued incentive compensation	(2,320)	(624)
Deferred revenues	(7,864)	(3,731)
Other liabilities	178	54

Net cash flows provided by operating activities	20,919	15,520

Cash flows from investing activities:
Purchases of property and equipment	(1,105)	(2,640)
Purchases of marketable securities, net	(1,100)	(14,999)

Net cash flows used in investing activities	(2,205)	(17,639)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	11,158	10,849
Proceeds from the issuance of common stock under the employee stock purchase plan	157	189
Withholding of selling shareholder income tax liabilities	—	1,223
Reimbursement of common stock offering costs	300	375
Payment of common stock offering costs	(98)	(205)

Net cash flows provided by financing activities	11,517	12,431

Net increase in cash and cash equivalents	30,231	10,312
Cash and cash equivalents, beginning of period	48,271	19,493

Cash and cash equivalents, end of period	$78,502	$29,805

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

Note 2 — Condensed financial statements

     The accompanying condensed unaudited financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes as reported on our Form 10-K filed with the SEC in February 2002.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2001, has been derived from the financial statements that have been audited by our independent public accountants. The results of operations for the three months ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002, or any other period within calendar year 2002.

Note 3 — Public offerings of common stock

     In March 2002 and in March and April 2001, certain of our shareholders sold 2,100,000 and 3,035,000 shares, respectively, of our common stock in registered public offerings. We did not directly receive any proceeds from the sale of our common stock pursuant to these registered public offerings. However, we did receive cash from the exercise of common stock options in conjunction with the registered public offerings. In addition, we recognized $623,000 and $1.0 million in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offerings in March 2002 and in March and April 2001, respectively. The additional FICA taxes are included within “Stock option and related expenses” on the condensed statements of income.

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

	Three months ended March 31,

	2002	2001

Basic weighted average common shares outstanding	35,537,587	31,795,705
Weighted average common share equivalents outstanding	1,592,117	3,611,903

Diluted weighted average shares outstanding	37,129,704	35,407,608

Note 5 — Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 2002 and 2001, was $5.3 million and $4.6 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $505,000 and $768,000 at March 31, 2002 and 2001, respectively.

Note 6 — Supplemental cash flow disclosures

     For the three months ended March 31, 2002 and 2001, we recognized $20.7 million and $33.3 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options. Estimated current income tax payments for the three months ended March 31, 2002 and 2001, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified common stock options.

Note 7 — Condensed financial statement reclassifications

     Certain amounts in the condensed financial statements as of and for the three-month period ended March 31, 2001, have been reclassified to conform to the presentation in the condensed financial statements as of and for the three-month period ended March 31, 2002.

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

     One measure of our business is its annualized “Contract Value,” which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract value has increased 27.5% to $143.4 million at March 31, 2002, from $112.5 million at March 31, 2001.

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

     Other income, net consists primarily of interest income earned on a portfolio of cash, cash equivalents and marketable securities, which consists primarily of highly liquid U.S. Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds.

Results of operations

     The following table sets forth-certain financial data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2002	2001

Revenues	100.0%	100.0%
Cost of services	36.5	38.5

Gross profit	63.5	61.5

Costs and expenses:
Member relations and marketing	24.6	22.2
General and administrative	11.4	13.3
Depreciation	3.3	3.2
Stock option and related expenses	1.7	3.8

Total costs and expenses	40.9	42.4

Income from operations	22.6	19.1
Other income, net	3.3	3.3

Income before provision for income taxes	25.8	22.5
Provision for income taxes	9.8	8.5

Net income	16.0%	13.9%

     Revenues. Total revenues increased 26.7% to $37.0 million for the three months ended March 31, 2002, from $29.2 million for the three months ended March 31, 2001. The increase in revenues was attributable primarily to cross-selling additional subscriptions to existing members, adding new members, price increases and the introduction of new research programs.

     Cost of services. Cost of services increased 20.2% to $13.5 million for the three months ended March 31, 2002, from $11.2 million for the three months ended March 31, 2001. The increase in cost of services was principally due to increased research staffing and related compensation costs to support new research programs and an increase in short answer research and executive education services staffing to serve the growing membership base across all programs. Cost of services as a percentage of revenues decreased to 36.5% for the three months ended March 31, 2002, from 38.5% from March 31, 2001. This decrease was attributable to the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions.

     Gross profit trend. Historically, the gross profit margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross profit margin for the three months ended March 31, 2002, may not be indicative of future results.

     Member relations and marketing. Member relations and marketing costs increased 40.3% to $9.1 million for the three months ended March 31, 2002 from $6.5 million for the three months ended March 31, 2001. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to serve the expanding membership base. Member relations and marketing costs as a percentage of total revenues has increased to 24.6% for the three months ended March 31, 2002, from 22.2% for the three months ended March 31, 2001 with the addition of additional member relations and marketing resources to serve the expanding membership base.

     General and administrative. General and administrative expenses increased 8.8% to $4.2 million for the three months ended March 31, 2002, from $3.9 million for the three months ended March 31, 2001. The increase in general and administrative expenses resulted principally from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, new business development and facilities management to support our growth.

These increases were offset by a decrease in consulting and training expenses associated with prior year investments in management information software and a decrease in costs associated with our reduced use of external personnel search firms. Although general and administrative expenses increased during the period since 2001, general and administrative expenses decreased as a percentage of revenue in 2002 due to the fixed nature of a portion of these costs, which are not significantly affected by growth in revenues.

     Depreciation. Depreciation expense increased 30.7% to $1.2 million for the three months ended March 31, 2002, from $921,000 for the three months ended March 31, 2001. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C., and the purchase of computer equipment and software to support organizational growth.

     Stock option and related expenses. We recognized $623,000 and $1.0 million in compensation expense during the three months ended March 31, 2002 and 2001, respectively, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings in March 2002 and March and April 2001.

     In addition, we recognized $93,000 for the three months ended March 31, 2001 related to stock option agreements in existence at the time of the spin-off from The Advisory Board Company’s sole stockholder. In connection with the spin-off, we executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. These substitution agreements resulted in compensation expense being recognized by us over the vesting period. After 2001, we will recognize no additional compensation expense related to these substitution agreements.

     Other income, net. Other income, net consists primarily of interest income earned on a portfolio of cash equivalents and marketable securities. Other income, net increased 24.4% to $1.2 million for the three months ended March 31, 2001, from $978,000 for the three months ended March 31, 2001. The growth in other income, net was due primarily to the increase in interest income associated with the increased level of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $3.6 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively. Although our effective income tax rate has remained at 38.0% for each of the three months ended March 31, 2002 and 2001, our provision for income taxes increased due to the continued growth in income before provision for income taxes.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $20.9 million and $15.5 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, and the collection of membership fees receivable, partially offset by the decrease in deferred revenues. As of March 31, 2002, we had cash, cash equivalents and marketable securities of $162.5 million. We expect that out current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows in investing activities of $2.2 million and $17.6 million during the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002 and 2001, investing cash flows were used within the period to purchase available-for-sale marketable securities and to purchase leasehold improvements for additional office space in Washington, D.C., computer equipment and software.

     Cash flows from financing activities. We generated net cash flows from financing activities of $11.5 million and $12.4 million during the three months ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities during the three months ended March 31, 2002 and 2001, was primarily attributed to the receipt of cash from the exercise of common stock options in conjunction with the sale of 2,100,000 and 3,035,000 shares of our common stock in March 2002 and March and April 2001, respectively.

     At March 31, 2002 and December 31, 2001, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of U.S. Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

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

(a) Exhibits: None.

(b) Reports on Form 8-K: On February 28, 2002, we filed a Current Report on Form 8-K which included an underwriting agreement, dated February 27, 2002, among The Corporate Executive Board Company, Deutsche Banc Alex Brown Inc. and the stockholders listed therein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson

Clay M. Whitson
Chief Financial Officer

Date: May 13, 2002