Form 10-Q
period 2002-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2002-08-14
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2002.
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

As of August 9, 2002, we had outstanding 37,115,672 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Condensed Balance Sheets at June 30, 2002 and
December 31, 2001	3

Condensed Statements of Income for the Three and
Six Months Ended June 30, 2002 and 2001	4

Condensed Statements of Cash Flows for the Six
Months Ended June 30, 2002 and 2001	5

Notes to Condensed Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations.	8

ITEM 3. Quantitative and Qualitative Disclosures About
Market Risk.	13

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.	14

ITEM 2. Changes in Securities.	14

ITEM 3. Defaults Upon Senior Securities and Use of Proceeds.	14

ITEM 4. Submission of Matters to a Vote of Security Holders.	14

ITEM 5. Other Information.	14

ITEM 6. Exhibits and Reports on Form 8-K.	14

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2002	December 31, 2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,023	$48,271
Marketable securities	15,153	35,735
Membership fees receivable, net	24,693	42,011
Deferred income taxes, net	23,792	19,881
Deferred incentive compensation	3,379	4,216
Prepaid expenses and other current assets	3,431	3,042

Total current assets	94,471	153,156

Deferred income taxes, net	47,542	38,639
Marketable securities	137,214	48,463
Property and equipment, net	16,546	17,260

Total assets	$295,773	$257,518

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$9,855	$10,683
Accrued incentive compensation	5,904	6,387
Deferred revenues	84,801	94,683

Total current liabilities	100,560	111,753

Other liabilities	2,379	1,781

Total liabilities	102,939	113,534

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, par value $0.01; 100,000,000 shares authorized and 37,106,370 and 34,898,060 shares issued and outstanding as of June 30, 2002, and December 31, 2001, respectively	371	349
Additional paid-in capital	128,324	94,221
Retained earnings	61,763	48,243
Accumulated elements of comprehensive income	2,376	1,171

Total stockholders’ equity	192,834	143,984

Total liabilities and stockholders’ equity	$295,773	$257,518

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues	$39,547	$31,124	$76,570	$60,339
Cost of services	13,016	10,909	26,533	22,152

Gross profit	26,531	20,215	50,037	38,187

Costs and expenses:
Member relations and marketing	9,866	7,432	18,974	13,922
General and administrative	4,606	4,015	8,827	7,896
Depreciation	1,385	1,002	2,589	1,923
Stock option and related expenses	45	160	668	1,258

Total costs and expenses	15,902	12,609	31,058	24,999

Income from operations	10,629	7,606	18,979	13,188
Other income, net	1,612	1,124	2,829	2,102

Income before provision for income taxes	12,241	8,730	21,808	15,290
Provision for income taxes	4,652	3,317	8,288	5,810

Net income	$7,589	$5,413	$13,520	$9,480

Earnings per share:
Basic	$0.20	$0.16	$0.37	$0.29
Diluted	$0.20	$0.15	$0.36	$0.26
Weighted average shares used in the calculation of earnings per share:
Basic	37,042	34,557	36,292	33,200
Diluted	38,104	36,720	37,611	36,081

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$13,520	$9,480
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	2,589	1,923
Deferred income taxes	8,288	5,810
Stock option repurchases	—	(3,140)
Stock option and related expenses	—	186
Amortization of marketable securities premiums, net	638	429
Changes in operating assets and liabilities:
Membership fees receivable, net	17,318	13,932
Deferred incentive compensation	837	244
Prepaid expenses and other current assets	(389)	276
Accounts payable and accrued liabilities	(956)	1,805
Accrued incentive compensation	(483)	(1,207)
Deferred revenues	(9,882)	(5,111)
Other liabilities	598	263

Net cash flows provided by operating activities	32,078	24,890

Cash flows from investing activities:
Purchases of property and equipment, net	(1,875)	(4,063)
Purchases of marketable securities, net	(66,864)	(36,648)

Net cash flows used in investing activities	(68,739)	(40,711)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	11,960	12,287
Proceeds from the issuance of common stock under the employee stock purchase plan	325	371
Reimbursement of common stock offering costs	300	375
Payment of common stock offering costs	(172)	(375)

Net cash flows provided by financing activities	12,413	12,658

Net decrease in cash and cash equivalents	(24,248)	(3,163)
Cash and cash equivalents, beginning of period	48,271	19,493

Cash and cash equivalents, end of period	$24,023	$16,330

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

Note 2 — Condensed financial statements

     The accompanying condensed unaudited financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes as reported on our Form 10-K filed with the SEC in February 2002.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by our former independent public accountants. The results of operations for the three and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002, or any other period within calendar year 2002.

Note 3 — Public offerings of common stock

     In March 2002 and March and April 2001, certain of our shareholders sold 2,100,000 and 3,035,000 shares of our common stock in registered public offerings. We did not directly receive any proceeds from the sale of our common stock pursuant to these registered public offerings. However, we did receive cash from the exercise of common stock options in conjunction with the registered public offerings. In addition, we recognized $623,000 and $1.0 million in compensation expense reflecting additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offerings in March 2002 and March and April 2001, respectively. The additional FICA taxes are included within “Stock option and related expenses” on the condensed statements of income for the six months ended June 30, 2002.

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

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Basic weighted average common shares outstanding	37,041,743	34,557,320	36,292,459	33,199,950
Weighted average common share equivalents outstanding	1,062,054	2,162,380	1,318,981	2,881,103

	38,103,797	36,719,700	37,611,440	36,081,053

Note 5- Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended June 30, 2002 and 2001, was $9.5 million and $5.3 million, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001, was $14.7 million and $9.9 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities.

Note 6 — Deferred income taxes, net

     For tax purposes, we have deferred income taxes, net, consisting primarily of net operating loss (NOL) carry forwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income taxes, net. However, SFAS No. 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when new tax laws or rates are enacted.

Note 7 — Supplemental cash flows disclosures

     For the six months ended June 30, 2002 and 2001, we recognized $21.8 million and $40.0 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options. Estimated current income tax payments for the six months ended June 30, 2002 and 2001, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified common stock options.

Note 8 – Condensed financial statement reclassifications

     Certain amounts in the condensed financial statements as of and for the three and six month periods ended June 30, 2001, have been reclassified to conform to the presentation in the condensed financial statements as of and for the three and six month periods ended June 30, 2002.

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

     One measure of our business is its annualized “Contract Value,” which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract value has increased 27.7% to $152.2 million at June 30, 2002, from $119.2 million at June 30, 2001.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of member meetings and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Stock option and related expenses includes non-cash compensation expense related to certain stock option agreements in existence at the time of the spin-off from The Advisory Board Company and includes additional cash payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months		Six months
	ended June 30,		ended June 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	32.9	35.1	34.7	36.7

Gross profit	67.1	64.9	65.3	63.3

Costs and expenses:
Member relations and marketing	24.9	23.9	24.8	23.1
General and administrative	11.6	12.9	11.5	13.1
Depreciation	3.5	3.2	3.4	3.2
Stock option and related expenses	—	—	1.0	2.1

Total costs and expenses	40.2	40.5	40.6	41.4

Income from operations	26.9	24.4	24.8	21.9
Other income, net	4.1	3.6	3.7	3.5

Income before provision for income taxes	31.0	28.0	28.5	25.3
Provision for income taxes	11.8	10.7	10.8	9.6

Net income	19.2%	17.4%	17.7%	15.7%

Three months and six months ended June 30, 2002 and June 30, 2001

     Revenues. Total revenues increased 27.1% to $39.5 million for the three months ended June 30, 2002, from $31.1 million for the three months ended June 30, 2001. Total revenues increased 26.9% to $76.6 million for the six months ended June 30, 2002, from $60.3 million for the six months ended June 30, 2001. The increase in revenues was attributable primarily to cross-selling additional subscriptions to existing members, adding new members, price increases, and the introduction of new research programs.

     Cost of services. Cost of services increased 19.3% to $13.0 million for the three months ended June 30, 2002, from $10.9 million for the three months ended June 30, 2001. Cost of services increased 19.8% to $26.5 million for the six months ended June 30, 2002, from $22.2 million for the six months ended June 30, 2001. The increase in cost of services was principally due to increased research staffing and related compensation costs to support new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services as a percentage of revenues decreased to 32.9% for the three months ended June 30, 2002, from 35.1% for the three months ended June 30, 2001. Cost of services as a percentage of revenues decreased to 34.7% for the six months ended June 30, 2002, from 36.7% for the six months ended June 30, 2001. The decrease in cost of services as a percentage of total revenues is attributable to the timing of executive education seminars, the timing of the completion and delivery of best practices research studies and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

     Gross profit trend. Historically, the gross profit margin (gross profit as a percentage of total revenues) has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross profit margin for the three and six months ended June 30, 2002, may not be indicative of future results.

     Member relations and marketing. Member relations and marketing costs increased 32.8% to $9.9 million for the three months ended June 30, 2002 from $7.4 million for the three months ended June 30, 2001. Member relations and marketing costs increased 36.3% to $19.0 million for the six months ended June 30, 2002 from $13.9 million for the six months ended June 30, 2001. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to support our expanding membership base. Member relations and marketing costs as a percentage of total revenues has increased to 24.9% for the three months ended June 30, 2002, from 23.9% for the three months ended June 30, 2001. Member relations and marketing costs as a percentage of total revenues has increased to 24.8% for the six months ended June 30, 2002, from 23.1% for the six months ended June 30, 2001. The increase in member relations and marketing costs as a percentage of total revenues is due to the addition of member relations and marketing personnel and related costs to support our expanding membership base.

     General and administrative. General and administrative expenses increased 14.7% to $4.6 million for the three months ended June 30, 2002, from $4.0 million for the three months ended June 30, 2001. General and administrative expenses increased 11.8% to $8.8 million for the six months ended June 30, 2002, from $7.9 million for the six months ended June 30, 2001. The increase in general and administrative expenses resulted principally from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, new business development and facilities management to support our growth. These increases were offset by a decrease in consulting and training expenses associated with prior year investments in management information software and a decrease in costs associated with our reduced use of external personnel search firms. Although general and administrative expenses increased during the three and six months ended June 30, 2002, as compared to 2001, general and administrative expenses decreased as a percentage of total revenues in 2002 due to the fixed nature of a portion of these costs, which are not significantly affected by growth in revenues.

     Depreciation. Depreciation expense increased 38.2% to $1.4 million for the three months ended June 30, 2002, from $1.0 million for the three months ended June 30, 2001. Depreciation expense increased 34.6% to $2.6 million for the six months ended June 30, 2002, from $1.9 million for the six months ended June 30, 2001. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C., and the purchase of computer equipment and software to support organizational growth.

     Stock option and related expenses. We recognized $45,000 and $160,000 in compensation expense for the three months ended June 30, 2002 and 2001, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of options to purchase shares of common stock. We recognized $668,000 and $1.1 million in compensation expense for the six months ended June 30, 2002 and 2001, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings in March 2002 and March and April 2001.

     In addition, we recognized $93,000 and $186,000 for the three and six months ended June 30, 2001, respectively, related to stock option agreements in existence at the time of the spin-off from The Advisory Board Company’s sole stockholder. In connection with the spin-off, we executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. These substitution agreements resulted in compensation expense being recognized by us over the vesting period. After 2001, we will recognize no additional compensation expense related to these substitution agreements.

     Other income, net. Other income, net increased 43.4% to $1.6 million for the three months ended June 30, 2002, from $1.1 million for the three months ended June 30, 2001. Other income increased 34.6% to $2.8 million for the six months ended June 30, 2002, from $2.1 million for the six months ended June 30, 2001. The growth in other income, net was due primarily to the increase in interest income associated with the increased level of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $4.7 million and $3.3 million for the three months ended June 30, 2002 and 2001, respectively. We recorded a provision for income taxes of $8.3 million and $5.8 million for the six months ended June 30, 2002 and 2001, respectively. Although our effective income tax rate has remained at 38% for each of the three and six months ended June 30, 2002 and 2001, our provision for income taxes increased due to the continued growth in income before provision for income taxes.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $32.1 million and $24.9 million for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, and the collection of membership fees receivable, offset by the decrease in deferred revenues. As of June 30, 2002, we had cash, cash equivalents and marketable securities of $176.4 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows in investing activities of $68.7 million and $40.7 million during the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002 and 2001, investing cash flows were used within the period to purchase available-for-sale marketable securities and to purchase leasehold improvements for additional office space in Washington, D.C., computer equipment and software.

     Cash flows from financing activities. We generated net cash flows from financing activities of $12.4 million and $12.7 million during the six months ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities during the six months ended June 30, 2002 and 2001, was primarily attributed to the receipt of cash from the exercise of common stock options in conjunction with the sale of 2,100,000 and 3,035,000 shares of our common stock in March 2002 and March and April 2001, respectively.

     We previously entered into a $10.0 million, unsecured loan agreement with a commercial bank that provided for a revolving line of credit facility under which we could have from time to time borrowed, repaid, and re-borrowed funds. There were no borrowings under the revolving line of credit facility while it was in effect. The revolving line of credit facility expired in May 2002 and we elected not to renew the revolving line of credit facility.

     At June 30, 2002 and December 31, 2001, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see “Note 4 — Summary of significant account policies” to our financial statements and related notes as reported on our Form 10-K filed with the Securities and Exchange Commission in February 2002. Our critical accounting policies include:

     Deferred Tax Asset Recoverability. For tax purposes, we have deferred income taxes, net, consisting primarily of net operating loss (NOL) carry forwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income taxes, net. However, SFAS No. 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when new tax laws or rates are enacted.

     Revenue recognition. Membership fees are recognized ratably over the term of the related membership, which is generally twelve months. Members may request a refund of their membership fee, which is provided on a pro rata basis relative to the remaining term of the membership. Membership fees are generally billable when the member agrees to the terms of the membership, although certain membership fees are billed on an installment basis. In all cases, the Company’s policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of the membership.

     Reserve for Uncollectible Revenue. We record a reserve for uncollectible revenue based upon management’s analyses and estimates as to the collectability of its accounts receivable. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, general market conditions, customer concentrations and current economic trends.

     Commission expense recognition. Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the related memberships.

     Property and equipment. Property and equipment consists of furniture, fixtures and equipment, capitalized software and web site development costs, and leasehold improvements. Property and equipment are stated at cost, less accumulated depreciation expense. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Capitalized software and web site development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of U.S. Treasury notes and bonds and insured Washington, D.C. tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are re-invested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

ITEM 2.	Change in Securities.

Not applicable.

ITEM 3.	Defaults Upon Senior Securities and Use of Proceeds.

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of The Corporate Executive Board Company was held on June 6, 2002. The following is a tabulation of the voting on the proposal presented at the Annual Meeting of Stockholders:

Proposal No. 1 — Election of Directors.

Elected Director	Votes For	Votes Withheld

James J. McGonigle	24,701,160	9,605,688
Robert C. Hall	33,978,301	328,547
Nancy J. Karch	33,978,293	328,555
David W. Kenny	33,978,430	328,418
Thomas L. Monahan III	24,700,385	9,606,463
Harold L. Siebert	34,067,830	239,018

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits: None.

(b) Reports on Form 8-K: On July 10, 2002, we filed a Current Report on Form 8-K, which included a notification of a change in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Clay M. Whitson

Clay M. Whitson
Chief Financial Officer

Date: August 14, 2002