Form 10-Q
period 2002-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2002-11-14
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002.
or
[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2056410 (I.R.S. Employer Identification Number)

2000 Pennsylvania Avenue, NW Suite 6000 Washington, DC (Address of principal executive offices)	20006 (Zip Code)

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

As of November 8, 2002, we had outstanding 37,171,591 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,968	$48,271
Marketable securities	16,546	35,735
Membership fees receivable, net	26,436	42,011
Deferred income taxes, net	26,576	19,881
Deferred incentive compensation	3,551	4,216
Prepaid expenses and other current assets	4,323	3,042

Total current assets	111,400	153,156

Deferred income taxes, net	37,752	38,639
Marketable securities	143,480	48,463
Property and equipment, net	15,755	17,260

Total assets	$308,387	$257,518

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$10,589	$10,683
Accrued incentive compensation	7,104	6,387
Deferred revenues	83,001	94,683

Total current liabilities	100,694	111,753

Other liabilities	2,627	1,781

Total liabilities	103,321	113,534

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares
authorized and 37,153,921 and 34,898,060 shares
issued and outstanding as of September 30, 2002 and
December 31, 2001, respectively	372	349
Additional paid-in capital	129,230	94,221
Retained earnings	69,600	48,243
Accumulated elements of comprehensive income	5,864	1,171

Total stockholders’ equity	205,066	143,984

Total liabilities and stockholders’ equity	$308,387	$257,518

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$41,275	$32,625	$117,845	$92,964
Cost of services	14,126	11,012	40,659	33,164

Gross profit	27,149	21,613	77,186	59,800

Costs and expenses:
Member relations and marketing	10,248	7,915	29,222	21,837
General and administrative	4,388	4,215	13,215	12,111
Depreciation	1,399	1,198	3,988	3,121
Stock option and related expenses	—	—	668	1,258

Total costs and expenses	16,035	13,328	47,093	38,327

Income from operations	11,114	8,285	30,093	21,473
Other income, net	1,734	1,110	4,563	3,212

Income before provision for income taxes	12,848	9,395	34,656	24,685
Provision for income taxes	5,011	3,570	13,299	9,380

Net income	$7,837	$5,825	$21,357	$15,305

Earnings per share:
Basic	$0.21	$0.17	$0.58	$0.45
Diluted	$0.21	$0.16	$0.57	$0.42
Weighted average shares used in the calculation of earnings per share:
Basic	37,123	34,750	36,572	33,725
Diluted	37,734	36,908	37,607	36,361

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$21,357	$15,305
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation	3,988	3,121
Deferred income taxes	13,299	9,380
Stock option repurchases	—	(3,140)
Stock option and related expenses	—	186
Amortization of marketable securities premiums, net	1,072	453
Changes in operating assets and liabilities:
Membership fees receivable, net	15,575	9,548
Deferred incentive compensation	665	414
Prepaid expenses and other current assets	(1,281)	(577)
Accounts payable and accrued liabilities	(222)	(186)
Accrued incentive compensation	717	(193)
Deferred revenues	(11,682)	(6,424)
Other liabilities	846	318

Net cash flows provided by operating activities	44,334	28,205

Cash flows from investing activities:
Purchases of property and equipment, net	(2,483)	(4,010)
Purchases of marketable securities, net	(69,176)	(36,544)

Net cash flows used in investing activities	(71,659)	(40,554)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	12,409	12,471
Proceeds from the issuance of common stock under the
employee stock purchase plan	485	542
Reimbursement of common stock offering costs	300	375
Payment of common stock offering costs	(172)	(375)

Net cash flows provided by financing activities	13,022	13,013

Net increase (decrease) in cash and cash equivalents	(14,303)	664
Cash and cash equivalents, beginning of period	48,271	19,493

Cash and cash equivalents, end of period	$33,968	$20,157

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

     In management's opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by our former independent public accountants. The results of operations for the three and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002, or any other period within calendar year 2002.

Note 3 — Public offerings of common stock

     In March 2002 and March and April 2001, certain of our shareholders sold 2,100,000 and 3,035,000 shares of our common stock in registered public offerings. We did not directly receive any proceeds from the sale of our common stock pursuant to these registered public offerings. However, we did receive cash from the exercise of common stock options in conjunction with the registered public offerings. In addition, we recognized $623,000 and $1.0 million in compensation expense reflecting additional Federal Insurance Corporation Act (FICA) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offerings in March 2002 and March and April 2001, respectively. The additional FICA taxes are included within “Stock option and related expenses” on the condensed statements of income for the nine months ended September 30, 2002 and September 30, 2001.

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

	Three months		Nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Basic weighted average common shares outstanding	37,123,405	34,750,221	36,571,993	33,725,395
Weighted average common share equivalents outstanding	610,967	2,158,122	1,034,921	2,635,119

	37,734,372	36,908,343	37,606,914	36,360,514

Note 5 — Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 2002 and 2001, was $11.4 million and $6.7 million, respectively. Comprehensive income for the nine months ended September 30, 2002 and 2001, was $26.1 million and $16.6 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities.

Note 6 — Deferred income taxes, net

     For tax purposes, we have deferred income taxes, net, consisting primarily of net operating loss (NOL) carry forwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income taxes, net. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when new tax laws or rates are enacted.

Note 7 — Supplemental cash flows disclosures

     For the nine months ended September 30, 2002 and 2001, we recognized $22.1 million and $40.0 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options. Estimated current income tax payments for the nine months ended September 30, 2002 and 2001, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified common stock options.

Note 8 — Condensed financial statement reclassifications

     Certain amounts in the condensed financial statements as of, and for the three and nine month periods ended, September 30, 2001, have been reclassified to conform to the presentation in the condensed financial statements as of, and for the three and nine month periods ended, September 30, 2002.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institution industry which may adversely impact our business, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to our content, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect the estimated income tax rate, our ability to use our existing deferred tax assets, and possible volatility of stock price. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     One measure of our business is its annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 27.1% to $163.4 million at September 30, 2002, from $128.5 million at September 30, 2001.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Stock option and related expenses include non-cash compensation expense related to certain stock option agreements in existence at the time of the spin-off from The Advisory Board Company and additional cash payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months		Nine months
	ended September 30,		ended September 30,
	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	34.2	33.8	34.5	35.7

Gross profit	65.8	66.2	65.5	64.3

Costs and expenses:
Member relations and marketing	24.8	24.3	24.8	23.5
General and administrative	10.6	12.9	11.2	13.0
Depreciation	3.4	3.7	3.4	3.4
Stock option and related expenses	—	—	0.6	1.4

Total costs and expenses	38.8	40.9	40.0	41.2

Income from operations	26.9	25.4	25.5	23.1
Other income, net	4.2	3.4	3.9	3.5

Income before provision for income taxes	31.1	28.8	29.4	26.6
Provision for income taxes	12.1	10.9	11.3	10.1

Net income	19.0%	17.9%	18.1%	16.5%

Three Months and Nine Months Ended September 30, 2002 and September 30, 2001

     Revenues. Revenues increased 26.5% to $41.3 million for the three months ended September 30, 2002, from $32.6 million for the three months ended September 30, 2001. Revenues increased 26.8% to $117.8 million for the nine months ended September 30, 2002, from $93.0 million for the nine months ended September 30, 2001. The increase in revenues was attributable primarily to cross-selling additional subscriptions to existing members, adding new members, price increases, and the introduction of new research programs.

     Cost of services. Cost of services increased 28.3% to $14.1 million for the three months ended September 30, 2002, from $11.0 million for the three months ended September 30, 2001. Cost of services increased 22.6% to $40.7 million for the nine months ended September 30, 2002, from $33.2 million for the nine months ended September 30, 2001. The increase in cost of services was principally due to increased research staffing and related compensation costs to support new subscription programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services as a percentage of revenues increased to 34.2% for the three months ended September 30, 2002, from 33.8% for the three months ended September 30, 2001. Cost of services as a percentage of revenues decreased to 34.5% for the nine months ended September 30, 2002, from 35.7% for the nine months ended September 30, 2001. The fluctuation in cost of services as a percentage of revenues is attributable to the timing of executive education seminars, the timing of the completion and delivery of best practices research studies and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of subscription memberships.

     Gross profit. Historically, the gross profit margin (gross profit as a percentage of revenues) has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross profit margin for the three and nine months ended September 30, 2002, may not be indicative of future results.

     Member relations and marketing. Member relations and marketing costs increased 29.5% to $10.2 million for the three months ended September 30, 2002 from $7.9 million for the three months ended September 30, 2001. Member relations and marketing costs increased 33.8% to $29.2 million for the nine months ended September 30, 2002 from $21.8 million for the nine months ended September 30, 2001. The increase in member relations and marketing costs is primarily due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues, and the increase in member relations personnel and related costs to support our expanding membership base. Member relations and marketing costs as a percentage of revenues has increased to 24.8% for the three months ended September 30, 2002, from 24.3% for the three months ended September 30, 2001. Member relations and marketing costs as a percentage of revenues has increased to 24.8% for the nine months ended September 30, 2002, from 23.5% for the nine months ended September 30, 2001. The increase in member relations and marketing costs as a percentage of revenues is due to the addition of member relations and marketing personnel and related costs to support our expanding membership base.

     General and administrative. General and administrative expenses increased 4.1% to $4.4 million for the three months ended September 30, 2002, from $4.2 million for the three months ended September 30, 2001. General and administrative expenses increased 9.1% to $13.2 million for the nine months ended September 30, 2002, from $12.1 million for the nine months ended September 30, 2001. The increase in general and administrative expenses resulted principally from staffing increases in general management, human resources and recruiting, finance and accounting, management information systems, new business development and facilities management to support our growth. These increases were offset by a decrease in consulting and training expenses associated with prior year investments in management information software and a decrease in costs associated with our reduced use of external personnel search firms. Although general and administrative expenses increased during the three and nine months ended September 30, 2002, as compared to 2001, general and administrative expenses as a percentage of revenues decreased to 10.6% from 12.9% for the three months ended September 30, 2002 and 2001, respectively, and to 11.2% from 13.0% for the nine months ended September 30, 2002 and 2001, respectively, due to the fixed nature of a portion of these costs, which is not significantly affected by growth in revenues.

     Depreciation. Depreciation expense increased 16.8% to $1.4 million for the three months ended September 30, 2002, from $1.2 million for the three months ended September 30, 2001. Depreciation expense increased 27.8% to $4.0 million for the nine months ended September 30, 2002, from $3.1 million for the nine months ended September 30, 2001. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C., and the purchase of computer equipment and software to support organizational growth.

     Stock option and related expenses. We recognized $668,000 and $1.1 million in compensation expense for the nine months ended September 30, 2002 and 2001, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings in March 2002 and March and April 2001. We did not recognize any compensation expense for the three months ended September 30, 2002 and 2001, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of options to purchase shares of common stock.

     In addition, we recognized $186,000 for the nine months ended September 30, 2001, related to stock option agreements in existence at the time of the spin-off from The Advisory Board Company’s sole stockholder. In connection with the spin-off, we executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. These substitution agreements resulted in compensation expense being recognized by us over the vesting period. After 2001, we will recognize no additional compensation expense related to these substitution agreements.

     Other income, net. Other income, net increased 56.2% to $1.7 million for the three months ended September 30, 2002, from $1.1 million for the three months ended September 30, 2001. Other income increased 42.1% to $4.6 million for the nine months ended September 30, 2002, from $3.2 million for the nine months ended September 30, 2001. The growth in other income, net was due primarily to the increase in interest income associated with the increased level of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $5.0 million and $3.6 million for the three months ended September 30, 2002 and 2001, respectively. We recorded a provision for income taxes of $13.3 million and $9.4 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in our effective income tax rate to 39.0% for the three months ended September 30, 2002 from 38.0% for the three months ended September 30, 2001, and to 38.4% for the nine months ended September 30, 2002 from 38.0% for the nine months ended September 30, 2001 primarily reflects a reduction in the benefit from Federal income tax incentives associated with the location of our office facilities in Washington, D.C.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $44.3 million and $28.2 million for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, and the collection of membership fees receivable, offset by the decrease in deferred revenues. As of September 30, 2002, we had cash, cash equivalents and marketable securities of $194.0 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows in investing activities of $71.7 million and $40.6 million during the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002 and 2001, investing cash flows were used within the period to purchase available-for-sale marketable securities of $69.2 million and $36.5 million, respectively, and to purchase leasehold improvements for additional office space in Washington, D.C., computer equipment and software of $2.5 million and $4.0 million, respectively.

     Cash flows from financing activities. We generated net cash flows from financing activities of $13.0 million and $13.0 million during the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities during the nine months ended September 30, 2002 and 2001, was primarily attributed to the receipt of cash from the exercise of common stock options in conjunction with the sale of 2,100,000 and 3,035,000 shares of our common stock in March 2002 and March and April 2001, respectively.

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

     At September 30, 2002 and December 31, 2001, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

     Deferred tax asset recoverability. For tax purposes, we have deferred income taxes, net, consisting primarily of net operating loss (NOL) carry forwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income taxes, net. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when new tax laws or rates are enacted.

     Revenue recognition. Membership fees are recognized ratably over the term of the related membership, which is generally twelve months. Members may request a refund of their membership fee, which is provided on a pro rata basis relative to the remaining term of the membership. Membership fees are generally billable when the member agrees to the terms of the membership, although certain membership fees are billed on an installment basis. In all cases, our policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of the membership.

     Reserve for uncollectible revenue. We record a reserve for uncollectible revenue based upon management’s analyses and estimates as to the collectability of our accounts receivable. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified, general market conditions, customer concentrations and current economic trends.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of U.S. Treasury notes and bonds and insured Washington, D.C. tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

ITEM 4. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

ITEM 2.	Change in Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Employment Agreement, dated March 20, 2002, between the Company and Michael A. Archer.

(b) Reports on Form 8-K:

(i)	On July 10, 2002, we filed a Current Report on Form 8-K, which included a notification of a change in the Company’s certifying accountant.

(ii)	On July 29, 2002, we filed a Current Report on Form 8-K, which included a press release on July 23, 2002 in which the Company reported second quarter earnings of $0.20 per diluted share, provided a financial outlook for Fiscal 2002, and announced that Clay M. Whitson, CFO, would leave the Company and that Timothy R. Yost was named as the new CFO effective September 3, 2002.

(iii)	On August 14, 2002, we filed a Current Report on Form 8-K, which included a notification that the Company had filed with the SEC its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Form 10-Q was accompanied by a certification of James J. McGonigle, Chairman of the Board of Directors and CEO of the Company, and Clay M. Whitson, CFO of the Company, a copy of which was furnished pursuant to this Item 9 as Exhibit 99.1.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company

By: /s/ Timothy R. Yost Timothy R. Yost Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2002

CERTIFICATIONS

I, James J. McGonigle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Corporate Executive Board Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ James J. McGonigle
James J. McGonigle Chairman of the Board of Directors and Chief Executive Officer

I, Timothy R. Yost, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Corporate Executive Board Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Timothy R. Yost

Timothy R. Yost Chief Financial Officer