Form 10-K
period 2002-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2003-02-28
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     (Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002.
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-2056410
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2000 Pennsylvania Avenue, N.W.
Washington, D.C.	20006
(Address of principal executive offices)	(Zip Code)

(202) 777-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [x]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [x]    No [  ]

     Based upon the closing price of the registrant’s common stock as of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,077,222,095*.

     As of February 21, 2003, The Corporate Executive Board Company had outstanding 37,189,630 shares of Common Stock, par value $0.01 per share.

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

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Form 10-K.

     You should understand that many important factors could cause our results to differ materially from those expressed in these forward-looking statements. Among the factors that could cause our future results to differ from those reflected in forward-looking statements are the risks discussed in this Form 10-K under the heading “Business-Risk Factors.”

PART I

Item 1. Business.

Overview

     We provide “best practices” research and quantitative analysis focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. We are a Delaware corporation formed in October 1997. We maintain our executive offices in Washington, D.C., at 2000 Pennsylvania Avenue, N.W., Washington, D.C. 20006.

     We provide research and analysis to a membership of over 1,900 of the world’s largest and most prestigious corporations. For a fixed annual fee, members of each research program have access to an integrated set of services, typically including:

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

     Our membership-based model, in which all customers (or “members”) participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their management practices. In addition, we do not know of any other entity that enables corporations to study a broad range of the best business practices of hundreds of other business enterprises for fixed annual fees.

     We offer 23 research programs, each focusing on separate business constituencies within the following practice areas:

•	human resources,

•	strategy and research and development,

•	information technology,

•	sales and marketing,

•	finance and legal,

•	operations and procurement and

•	financial services.

     We added seven new research programs during the past two years and anticipate adding three to four new research programs per year for the next two to three years. Each research program charges a separate fixed annual fee and is served by a dedicated staff of analysts and researchers. Memberships generally are renewable on a 12-month basis. The average price per research program at December 31, 2002, was approximately $33,600.

     Our revenues and costs have grown at compound annual rates of 31.9% and 30.4%, respectively, from December 31, 1999 through December 31, 2002. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools.

Available Information

     The Corporate Executive Board’s Internet address is http://www.executiveboard.com. We have made available free of charge through our Internet Web site (follow Investor Relations tab to link to “SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Industry Background

     Corporations today are experiencing greater competitive demands and facing increasingly complex strategic and operational issues. In response to these challenges, companies are exploring new business strategies as well as reevaluating the performance of individual departments within their organizations in order to maintain their competitive edge. The pace of change is driving a greater interest in gaining access to leading management practices and solutions to common business problems on a cross-industry basis.

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

     We offer a distinctive approach that combines many of the benefits of general management consulting and training and development firms. Our research and analysis covers the same major business issues generally addressed by management consulting firms, such as managing growth, reducing costs, streamlining operations and developing strategy. What makes our approach distinctive is that we provide the same, standardized product to our entire membership at a fraction of the cost of consulting services. In common with training and development firms, we offer education services both on-site at member institutions and in large multi-company settings. Unlike training and development firms, which typically invest only periodically in new curriculum development, our curriculum is updated constantly by our best practices research organization. Another distinguishing characteristic is the seniority and breadth of our audience—we brief executive and senior management staff drawn from a broad range of industry sectors, business units and departments. Because of our high-quality research product, unique approach to the market and network of leading companies, we believe that we offer our customers a superior value proposition.

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

•	Maintain Membership-Based Model. We believe that our membership-based model is key to our success. We continually strive to increase our ties to our members. We encourage members to view us as their proprietary off-site research facility. Our fixed-fee economic model promotes frequent use of our products and services. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join The Corporate Executive Board.

•	Focus on Best Practices Research. The focus of our work is on researching best demonstrated business and management practices. Many large corporations believe that there are research economies and other benefits that can be realized by learning from the experiences of similar entities facing common business problems. We believe that there will be a continuing desire on the part of progressive corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has uniquely positioned us as a leading source for identifying, studying, evaluating and communicating these evolving solutions.

•	Continue Research and Analysis Excellence. We believe that the quality of our research and analysis has driven our success. We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis. Experienced program directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all research programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

•	Build Membership Network. As our research programs grow in size and influence, we constantly are expanding our network of executives at our member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information and by providing them with access to a broader range of companies. We believe that these positive “network effects’’ further strengthen our membership-based business model.

•	Leverage Economic Model. We derive most of our revenues from fixed annual fees for our research programs. A large portion of our costs of delivering our products and services in each research program are fixed and do not vary with the number of members. We expect to increase revenues and improve program-operating margins as we add new members to our research programs.

Growth Strategy

     We believe that demand for our services will continue to grow as corporations recognize the need to improve their performance and seek access to other companies’ solutions to common business problems. Our growth strategy centers on leveraging the formula that we have developed across the past decade by cross-selling additional subscriptions to existing members, adding new members and developing new research programs and decision support tools.

•	Cross-Sell Additional Subscriptions to Existing Members. On average, members currently participate in 2.72 research programs. We actively are cross-selling additional membership subscriptions and believe that most members are potential participants in up to 15 of the research programs we currently offer, which are directed at corporate staff positions maintained by most major companies. We believe that membership subscription cross-selling opportunities will increase as we develop new research programs.

•	Add New Members. We have targeted approximately 2,300 additional institutions worldwide as potential new members, including U.S. companies with revenues greater than $750 million and financial institutions with assets in excess of $1 billion.

•	Develop New Research Programs. We currently offer research programs covering 23 business constituencies. We have added seven new research programs during the past two years. We also have identified more than 50 additional corporate constituencies that we might target as we develop new research programs. This list includes opportunities to serve corporate functions beyond the 23 we serve today. We believe that each is a unique constituency with the potential to support a tailored research agenda and a suite of educational and other services.

The Membership Network

     Our membership-based model, in which all members participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices and access tools and frameworks of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their business practices. We believe that there is no other entity that enables corporations to study a broad range of the business practices of hundreds of other business enterprises for fixed annual fees.

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

     The following table sets forth information with respect to members, subscriptions and renewals as of the dates shown:

	December 31,

	1998	1999	2000	2001	2002

Membership programs(1)	10	12	15	18	22
Member institutions	1,333	1,480	1,745	1,802	1,930
Total membership subscriptions	2,263	2,790	3,543	4,364	5,257
Average subscriptions per member institution	1.70	1.89	2.03	2.42	2.72
Client renewal rate(2)	90%	90%	90%	90%	90%
Subscription renewal rate(3)	85%	84%	84%	82%	82%
Contract Value (in thousands)(4)	$61,180	$80,633	$108,542	$138,474	$176,533

(1)	In January 2003, we launched the HR Measurement Lab, an extension of our model into the human resource performance management arena, bringing the current number of membership programs to 23.

(2)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(3)	For the year then ended. Subscription renewal rate is defined as the percentage of membership subscriptions renewed, adjusted to reflect reductions in membership subscriptions resulting from mergers and acquisitions of members.

(4)	For the year then ended. "Contract Value" is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Products and Services

General

     Our research products and services focus on identifying, analyzing and describing best demonstrated management practices. In general, our research focuses primarily on identifying best demonstrated management practices, and secondarily, on critiquing widely followed but ineffective practices. We believe that we add value by enabling member companies to enhance revenues and reduce costs by objectively identifying best corporate practices that solve pressing corporate problems, and developing tools to help members implement these practices. In addition, we provide members with support implementing best practices profiled in our research studies within their own organizations. These implementation support memberships include both management tools and associated on-site sessions and are delivered over a 12-month period.

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

     Our best practice research programs are guided by a 12 to 18-month agenda. These research programs have a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all research program services. Using Web and fax polls, steering sessions, teleconferences and one-on-one interviews, the research program’s director works closely with the membership of that program to identify agenda topics of shared interest and to set the research program’s priorities. Each research program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and write the best practices studies, complete the customized research briefs and present the findings to the program’s membership.

     For a fixed annual fee, members of each research program have access to an integrated set of services, which typically include best practices research studies, executive education seminars, customized research briefs and Web-based access to the programs content database and decision support tools. A description of each service follows.

Best Practices Research Studies

     Our research programs generally publish several best practices research studies annually, each addressing a specific corporate issue or problem identified in the research agenda. We design each best practices study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience quickly to assimilate the 20 to 200 pages of research content. We create each report using our structured research methodology: topic selection; root cause analysis; secondary research; primary interviewing; analysis of findings; and report writing. Each program director can call upon the support of the Chief Research Officer to provide assistance in framing arguments, screening best practices, developing Web-based deliverables and editing studies and their derivative executive education curriculum content.

     In the course of researching a best practices study topic, the research team typically will review thousands of pages of business and academic literature to ground their understanding of the issues. The teams often will create and analyze primary data about members’ operations and performance to understand key economic leverage points and direct the research to areas that offer the highest return on member investments. They then will initiate the research process to identify and evaluate specific business processes, strategies and management practices, typically conducting hundreds of in-depth interviews with corporations, industry experts, management consultants and academic leaders. During the course of its research, a team generally analyzes and evaluates dozens of specific management practices in an attempt to isolate the five to 15 most important practices worthy of potential implementation by members, separating out demonstrated and proven business practices and disposing of those concepts, whether popular or conventional, that largely have failed.

Executive Education

     We provide our executive education curriculum, which is based on our proprietary best practices research, to member companies worldwide. We deliver executive education services through two primary channels—general membership meetings and, in some programs, tailored on-site seminars. Our executive education curriculum provides lively, interactive forums for reinforcing our published best practices research studies.

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

     Written research briefs generally contain case studies or profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make the best of these briefs accessible to other members through proprietary databases. Members are able to search, select, view and print research briefs directly from the research program Web site at no additional charge.

     We believe that the research service of our research programs builds our proprietary databases, serves as an excellent marketing tool for attracting new members and encourages members to view us as a reliable and effective resource for primary research.

Web-Based Proprietary Databases

     Each research program maintains a proprietary database of best practices and, in most cases, quantitative benchmarking and survey data accessible only to members of the research program. We continually update our growing proprietary databases with new corporate practices, quantitative performance data and related information supplied by other members and derived by our researchers. We include all information and graphics generated in best practices research studies and customized research briefs in the databases and make them accessible to member executives and our staff.

     Since 1996, we have been offering our members internet access to research content and other services through password-protected Web-sites. The Internet has become an efficient and effective means for us to deliver our products and services to our members. Through password protected Web-sites, members of each program may commission customized research briefs, browse and access the electronic library of research studies and graphics, review executive education modules and meeting schedules and communicate with our staff and other members.

Pricing

     Memberships in The Corporate Executive Board research programs are principally one-year, renewable agreements. Research memberships are generally payable by members at the beginning of the contract term. At December 31, 2002, the average price for a program membership was approximately $33,600. The actual price varies by size of member and by research program, and may be lower for charter memberships to new research programs. By spreading our costs across a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms.

     We offer an unconditional service guarantee to our members. At any time, a member may request a refund of their membership fee for a research program, which is provided on a pro rata basis relative to the remaining term of the membership. In 2002, members requested refunds for 14 memberships out of more than 4,300.

Sales and Marketing

     We market an integrated set of services, typically consisting of best practices research studies, executive education, customized research briefs and Web-based access to our content database and decision support tools, for a fixed fee per research program. We believe that this marketing strategy highlights the value to members of our range of services and emphasizes the membership nature of our business model, actively engaging the membership and reinforcing members’ commitment to The Corporate Executive Board.

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

Competition

     We currently have few direct competitors, and those that do exist generally compete only against a single research program. We compete indirectly against other professional information services providers, including management consulting firms, training and development companies, non-profit think tanks and research and database companies. We are not aware of any other entity that enables corporations to study as broad a range of the best corporate management practices for fixed annual fees.

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

Employees

     At December 31, 2002, we employed 997 persons. Of these employees, 927 were located in Washington, D.C. and 70 were located at our facilities in London, England. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

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

     We derive most of our revenues from annual memberships for our products and services. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing research programs and to enter into new membership arrangements. Failure to achieve high membership renewal rate levels would have a material adverse effect on our operating results. Our ability to secure membership renewals depends upon our ability to deliver consistent, high quality and timely research and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the necessary level of performance to achieve a high rate of membership renewals. Although we actively market our research programs throughout the year, historically, more than 41% of all renewals have taken place in the fourth quarter of the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

We cannot know in advance if new products will be successful.

     Our future success will depend on our ability to develop new research programs that address specific industry and business constituencies and the changing needs of our current and prospective members for information, analysis and advice. We cannot assure you that our efforts to introduce new research programs will be successful. The process of internally researching, developing, launching and gaining client acceptance of new research programs is time-consuming, expensive and inherently risky. Delays or failures during development or implementation, or lack of market acceptance of new research programs could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations would be materially adversely affected if we were unable to develop and introduce successful new research programs or other new products, or to make enhancements to existing research programs in a timely manner in response to member requirements. See “Business—Products and Services.”

We may experience difficulties in anticipating market trends.

     Our future success will also depend upon our ability to anticipate rapidly changing market trends and to adapt our research and analysis to meet the changing information needs of our members. We may fail to continue to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure would have a material adverse effect on our business, financial condition and results of operations. The industry and business sectors that we analyze undergo frequent and often dramatic changes, including the introduction of new and the obsolescence of old products, shifting strategies and market positions of major industry participants and changing objectives and expectations of users of members’ products and services. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research and analysis on issues of importance. Meeting these challenges requires the commitment of substantial resources.

We must attract and retain a significant number of highly skilled employees.

     Our future success also will depend upon our ability to hire, train, motivate and retain a significant number of highly skilled employees, particularly research analysts and sales and marketing staff. Our inability to do so would have a material adverse effect on our business. We have experienced, and expect to continue to experience, intense competition for professional personnel from management consulting firms and other producers of research and analysis products and services. Many of these firms have substantially greater financial resources than we do to attract and compensate qualified personnel. We cannot assure you that we will be successful in attracting a sufficient number of highly skilled employees in the future, or that we will be successful in training, motivating and retaining the employees we are able to hire. See “Business—Employees.”

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

     A number of our research programs are oriented toward companies in the financial services industry. The financial services industry is continuing to experience substantial consolidation. This consolidation has resulted, and is expected to continue to result, in a reduction in the number of our financial institution members. We cannot assure you that this consolidation will not materially and adversely affect our results of operations. At December 31, 2002, less than 30% of our Contract Value was attributable to financial institution members, which include commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies. We calculate Contract Value as the aggregate annualized revenue attributed to all agreements in effect at a given time without regard to the remaining duration of any such agreement.

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

     As a publisher and distributor of original research and analysis and user of third party content, we face potential liability for defamation, negligence and copyright and trademark infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our financial condition and results of operations. Third party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered to clients in writing, over the Internet or orally.

We may be exposed to loss of revenue resulting from our unconditional service guarantee.

     We offer an unconditional service guarantee to our members. At any time, a member may request a refund of their membership fee for a research program, which is provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could have a material adverse effect on our financial condition and results of operations. See “Business—Pricing.”

There may be risks related to our use of Arthur Andersen as our independent auditors.

     Arthur Andersen LLP (“Andersen”), our former independent public accountants that audited our financial statements for the fiscal years ended December 31, 2000 and 2001, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government’s investigation of Enron Corporation. Andersen ceased practicing before the SEC effective August 31, 2002. It is possible that events arising out of the indictment may adversely affect the ability of Andersen to satisfy any claims arising from its provision of auditing and other services to us, including claims that may arise out of Andersen’s audit of our financial statements. The SEC has said that it will continue accepting financial statements audited or reviewed by Andersen provided that we comply with the applicable rules and orders issued by the SEC in March 2002 for such purpose.

     In the future, should we seek to access the public capital markets, the SEC’s current rules require the inclusion or incorporation by reference of three years of audited financial statements in any prospectus. These rules would require us to present audited financial statements for one or more fiscal years audited by Andersen until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of our fiscal year 2005. The SEC recently adopted rules exempting certain issuers filing Securities Act registration statements containing financial statements audited by Andersen from having to comply with rules that would also require such issuers to present manually signed reissued accountants’ reports and written consents issued by Andersen. Although we believe that we currently meet the requirements for such exemptions, if the SEC ceases accepting financial statements audited by Andersen pursuant to such exemptions, it is possible that our financial statements for the years ended December 31, 2000 and 2001 audited by Andersen might not satisfy the SEC’s requirements. If this occurs, we would not be able to access the public capital markets unless Ernst & Young LLP, our current independent auditors, or another independent accounting firm is able to audit the financial statements originally audited by Andersen. Any delay or inability to access the public capital markets caused by those circumstances could have a material adverse effect on us.

Item 2. Properties.

     Our headquarters are located in approximately 102,000 square feet of office space in Washington, D.C., which we lease under an agreement that expires in 2009. We also lease approximately 88,000 square feet in nearby buildings in Washington, D.C., under agreements with terms expiring in 2003 through 2012. We lease space in London, England, which is used primarily for our international marketing efforts. Our facilities accommodate research, marketing and sales, information technology, administration, graphic services and operations personnel. We believe that our existing and planned facilities will be adequate for our current needs and that additional facilities are available for lease to meet future needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock has been quoted on the Nasdaq National Market under the symbol “EXBD” since our initial public offering on February 23, 1999. As of February 21, 2003, there were 32 stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

		High	Low

2001:
	First quarter	$43.000	$24.250
	Second quarter	42.240	24.625
	Third quarter	43.600	22.850
	Fourth quarter	39.550	26.000
2002:
	First quarter	$38.100	$28.570
	Second quarter	40.200	32.600
	Third quarter	34.680	23.600
	Fourth quarter	35.730	26.700

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

     In February 2003, we announced that our Board of Directors authorized a share repurchase of up to $75 million of our common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We will fund our share repurchases with cash on hand and cash generated from operations.

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating data. The selected financial data presented below as of December 31, 1998, 1999, 2000 and 2001, and for each of the years in the four-year period ended December 31, 2001, have been derived from our financial statements which have been audited by Arthur Andersen LLP, independent public accountants. See “Business—Risk Factors.” The selected financial data presented below as of December 31, 2002 and for the year ended December 31, 2002, have been derived from our financial statements which have been audited by Ernst & Young LLP, independent auditors. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share amounts)
Statements of Income Data:
Revenues	$53,030	$70,767	$95,491	$128,112	$162,357
Costs and expenses:
Cost of services	25,373	28,602	36,094	45,738	56,147
Member relations and marketing	11,676	15,525	21,236	30,219	40,768
General and administrative	6,920	8,485	12,021	15,877	17,493
Depreciation	885	1,318	2,573	4,412	5,456
Stock option and related expenses (1) (2)	5,342	383	1,371	1,260	668

Total costs and expenses	50,196	54,313	73,295	97,506	120,532

Income from operations	2,834	16,454	22,196	30,606	41,825
Other income, net	786	1,114	2,263	4,283	6,346

Income before provision for income taxes	3,620	17,568	24,459	34,889	48,171
Provision for income taxes (3)	361	4,322	9,539	13,257	18,570

Net income	$3,259	$13,246	$14,920	$21,632	$29,601

Earnings per share—basic (3)	$0.13	$0.50	$0.49	$0.64	$0.81
Weighted average shares outstanding—basic	25,009	26,446	30,321	34,003	36,722
Earnings per share—diluted (3)	$0.11	$0.41	$0.43	$0.59	$0.79
Weighted average shares outstanding—diluted	29,900	32,054	34,638	36,465	37,671

	December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$16,104	$33,074	$69,373	$132,469	$225,941
Deferred income taxes	1,438	8,047	31,348	58,520	59,726
Total assets	48,928	81,764	152,494	257,518	359,581
Deferred revenues	39,061	55,436	71,281	94,683	121,415
Total stockholders’ equity (deficit)	(8,147)	10,846	65,561	143,984	213,357

	December 31,

	1998	1999	2000	2001	2002

Other Operating Data (unaudited):
Membership programs (4)	10	12	15	18	22
Member institutions	1,333	1,480	1,745	1,802	1,930
Total membership subscriptions	2,263	2,790	3,543	4,364	5,257
Average subscriptions per member institution	1.70	1.89	2.03	2.42	2.72
Client renewal rate (5)	90%	90%	90%	90%	90%
Subscription renewal rate (6)	85%	84%	84%	82%	82%
Contract Value (in thousands of dollars) (7)	$61,180	$80,633	$108,542	$138,474	$176,533

(1)	Prior to our spin-off from The Advisory Board Company in October 1997, The Advisory Board Company entered into agreements with certain employees to repurchase outstanding stock options at fixed amounts. We assumed the obligations under these agreements in the spin-off to the extent they were attributable to our employees. We reflect the charges relating to these agreements as stock option repurchase expenses over the required employment period ended December 31, 1998. In addition, we substituted our stock options for The Advisory Board Company stock options in the spin-off. The terms of the stock option substitution resulted in compensation expense being charged for the intrinsic value of certain stock options. We reflect these charges as stock option expenses over the vesting period of the options. After calendar year 2001, we recognized no additional compensation expense related to these substitution agreements. Furthermore, in December 1998, we and our selling stockholder at the time agreed to make certain payments in the aggregate amount of $2.4 million to selected employees under a special bonus plan. We recorded the special bonus plan charge of $2.4 million at the time of the commitment in December 1998. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Years Ended December 31, 2000, 2001 and 2002—Stock option and related expenses.”

(2)	For the years ended December 31, 2000, 2001 and 2002, we recognized $1.0 million, $1.1 million and $668,000, respectively, in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the registered public offerings in February 2000, March and April 2001 and March 2002, respectively.

(3)	Prior to our initial public offering in February 1999, we had elected to be taxed under subchapter S of the Internal Revenue Code. In February 1999, we terminated our S corporation election and became subject to U.S. Federal and state income taxes at prevailing corporate rates. If we had elected to be taxed under subchapter C of the Internal Revenue Code for U.S. Federal and state income tax purposes beginning January 1, 1998 and recorded income tax expense using an annual effective rate of 41.0%, pro forma net income (unaudited) and basic and diluted earnings per share (unaudited) would have been $2.1 million, $0.09 and $0.07, respectively, for 1998, and $10.4 million, $0.39 and $0.32, respectively, for 1999.

(4)	In January 2003, we launched the HR Measurement Lab, an extension of our model into the human resource performance management arena, bringing the current number of membership programs to 23.

(5)	For the year then ended. Client renewal rate is defined as the percentage of membership institutions renewed, adjusted to reflect reductions in membership institutions resulting from mergers and acquisitions of members.

(6)	For the year then ended. Subscription renewal rate is defined as the percentage of membership subscriptions renewed for the year, adjusted to reflect reductions in membership subscriptions resulting from mergers and acquisitions of members.

(7)	For the year then ended. Contract Value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide “best practices” research and quantitative analysis focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each of our research programs have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.

     Memberships, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. Billings attributable to memberships in our research programs initially are recorded as deferred revenues and then recognized pro rata over the membership contract term, which is typically 12 months. At any time, a member may request a refund of their membership fee for a research program, which is provided on a pro rata basis relative to the remaining term of the membership.

      Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. Over the last three years, our revenues have grown at a compound annual growth rate of 31.9% from $70.8 million in 1999 to $162.4 million in 2002, while costs have grown at a compound annual growth rate of 30.4% from $54.3 million in 1999 to $120.5 million in 2002. In addition, our Contract Value has grown at a compound annual growth rate of 29.9% over the past three years and was $176.5 million at December 31, 2002. We calculate Contract Value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. See the table titled “Other Operating Data (unaudited)” in Item 6–Selected Financial Data, for additional information with respect to members, subscriptions and renewals.

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

Results of Operations

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%
Cost of services	37.8	35.7	34.6

Gross profit	62.2	64.3	65.4
Costs and expenses:
Member relations and marketing	22.2	23.6	25.1
General and administrative	12.6	12.4	10.8
Depreciation	2.7	3.4	3.4
Stock option and related expenses	1.5	1.0	0.4

Total costs and expenses	39.0	40.4	39.7

Income from operations	23.2	23.9	25.8
Other income, net	2.4	3.3	3.9

Income before provision for income taxes	25.6	27.2	29.7
Provision for income taxes	10.0	10.3	11.4

Net income	15.6%	16.9%	18.2%

Years Ended December 31, 2000, 2001 and 2002

     Revenues. Revenues increased 34.2% from $95.5 million for 2000 to $128.1 million for 2001, and 26.7% to $162.4 million for 2002. The largest driver of the increase in revenues during 2000, 2001 and 2002 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues during 2000, 2001 and 2002 included the introduction of new research programs, price increases and the addition of new members. The average membership subscription price increased 6.0% in 2000, 3.6% in 2001 and 5.8% in 2002. We introduced three new research programs within each of the calendar years 2000 and 2001 and four new research programs in 2002.

     Cost of services. Cost of services increased 26.7% from $36.1 million for 2000 to $45.7 million for 2001 and 22.8% to $56.1 million for 2002. The increase in cost of services was principally due to increased research staffing and related compensation costs to support new research programs and an increase in short answer research and executive education services staffing to serve the growing membership base. Cost of services as a percentage of revenues decreased from 37.8% for 2000 to 35.7% for 2001 and to 34.6% for 2002. The decrease in costs of services as a percentage of revenues over the three-year period ending December 31, 2002 is due to the nature of our membership-based model. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Cost of services as a percentage of revenues may fluctuate due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions.

     Gross profit. Gross profit margin (gross profit as a percentage of revenues) may fluctuate based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs and the hiring of personnel. Accordingly, the gross margin for the year ended December 31, 2002, may not be indicative of future results.

     Member relations and marketing. Member relations and marketing costs increased 42.3% from $21.2 million for 2000 to $30.2 million for 2001, and 34.9% to $40.8 million for 2002. The increase in member relations and marketing costs is due to the increase in sales staff and related costs, the increase in commission expense associated with increased revenues and, to a lesser extent, the increase in member relations personnel and related costs to support our expanding membership base. Member relations and marketing costs as a percentage of revenues have increased from 22.2% for 2000 to 23.6% for 2001, and to 25.1% for 2002 as we have added member relations and marketing personnel and incurred related costs to support our expanding membership base.

     General and administrative. General and administrative expenses increased 32.1% from $12.0 million for 2000 to $15.9 million for 2001, and 10.2% to $17.5 million for 2002. The increase in general and administrative expenses resulted principally from staffing increases across all functional areas to support our growth. During 2001, we experienced an increase in consulting and training expenses associated with the investments in management information systems software. During 2002, we experienced a decrease in consulting and training expenses as compared to 2001 associated with prior year investments in management information systems software along with a decrease in costs associated with our reduced use of external personnel search firms. Although general and administrative expenses increased during the period 2000 through 2002, general and administrative expenses as a percentage of revenues decreased from 12.6% in 2000 to 12.4% in 2001 and to 10.8% in 2002 due to the fixed nature of a portion of these costs, which are not significantly affected by growth in revenues.

     Depreciation. Depreciation expense increased 71.5% from $2.6 million for 2000 to $4.4 million for 2001, and 23.7% to $5.5 million for 2002. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C., and the purchase of computer equipment and management information systems software to support organizational growth.

     Stock option and related expenses. We recognized $0.4 million and $0.2 million in 2000 and 2001, respectively, related to stock option agreements in existence at the time of the spin-off from The Advisory Board Company’s sole stockholder. Our business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997 when the business was contributed to us and spun-off to The Advisory Board Company’s sole stockholder. In connection with the spin-off, we executed substitution agreements with each of our employees participating in The Advisory Board Company stock option plan. These substitution agreements resulted in compensation expense being recognized by us over the vesting period. There are no earnings charges subsequent to December 31, 2001 related to these substitution agreements. In addition, there are no stock options available to issue or stock options outstanding under the substitution agreements.

     We recognized $1.0 million, $1.1 million and $668,000 in compensation expense during the years ended December 31, 2000, 2001 and 2002, respectively, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that our employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings of common stock in February 2000, March and April 2001 and March 2002. See further discussion of the sale of our common stock in the registered public offerings of common stock in the liquidity and capital resources section below.

     Other income, net. Other income, net, consists primarily of interest income earned on a portfolio of cash and cash equivalents and marketable securities and the realized gain (loss) on the sale of marketable securities. During 2000, other income, net, also included the realized loss on the write-off of property and equipment. Other income increased 89.3% from $2.3 million for 2000 to $4.3 million for 2001, and 48.2% to $6.3 million for 2002. The growth in other income, net, was due primarily to the increase in interest income associated with the increased level of cash and cash equivalents and marketable securities. However, the lower relative growth in other income, net, as a percentage of revenues for 2002 reflects lower investment returns due to the lower interest rate environment. Cash and cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $9.5 million, $13.3 million and $18.6 million for 2000, 2001 and 2002, respectively. The reduction in the effective income tax rate from 39.0% for 2000 to 38.0% for 2001 primarily reflects the increase in the amount of tax-exempt interest income earned on the portfolio of cash and cash equivalents and marketable securities and the increased benefit from Federal income tax incentives associated with the location of our office facilities. The increase in the effective income tax rate from 38.0% for 2001 to 38.6% for 2002 primarily reflects the decreased benefit from Federal income tax incentives associated with the location of our office facilities.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $38.7 million, $52.8 million, and $77.9 million for 2000, 2001 and 2002, respectively. For 2000, 2001 and 2002, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, and the growth in deferred revenues, partially offset by the growth in membership fees receivable. As of December 31, 2001 and 2002, we had cash, cash equivalents and marketable securities of $132.5 million and $225.9 million, respectively. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next 12 months.

     Cash flows from investing activities. We used net cash flows in investing activities of $44.5 million, $38.6 million, and $68.3 million during the years ended December 31, 2000, 2001, and 2002, respectively. During 2000, 2001, and 2002, investing cash flows were used within the period to purchase available-for-sale marketable securities, net, of $35.2 million, $33.3 million and $65.2 million, respectively, and to purchase leasehold improvements for additional office space in Washington, D.C. and computer software and equipment of $9.3 million, $5.3 million and $3.1 million, respectively.

     Cash flows from financing activities. We generated net cash flows from financing activities of $5.5 million, $14.5 million and $13.5 million during the years ended December 31, 2000, 2001 and 2002, respectively. Net cash provided by financing activities during the years ended December 31, 2000, 2001 and 2002, was primarily attributed to the receipt of cash for the exercise of stock options in conjunction with the sale of our common stock by our employees and directors in registered public offerings. In February 2000, March and April 2001 and March 2002, 11,023,030 shares, 3,035,000 shares and 2,100,000 shares, respectively, of our common stock were sold in registered public offerings. We did not directly receive any proceeds from the sale of our common stock. However, we did receive cash from the exercise of common stock options in conjunction with the sale of our common stock.

     We previously entered into a $10.0 million, unsecured loan agreement with a commercial bank that provided for a revolving line of credit facility under which we could have from time to time borrowed, repaid, and reborrowed funds. There were no borrowings under the revolving line of credit facility while it was in effect. The revolving line of credit facility expired in May 2002 and we elected not to renew the revolving line of credit facility. In addition, we have entered into $1.3 million and $4.0 million letter of credit agreements with commercial banks, expiring June 2003 and August 2004, respectively, to provide security deposits for certain of our office leases. We pledged certain assets as collateral under the letter of credit agreements. To date, no amounts have been drawn on either agreement.

     We lease office facilities in the United States and the United Kingdom expiring on various dates over the next 17 years. Certain lease agreements include provisions for rental escalations and require us to pay for executory costs such as taxes and insurance. Future minimum rental payments under noncancellable operating leases, excluding executory costs, are $93.8 million.

     The following summarizes certain of our operating lease obligations at December 31, 2002:

	Payments Due by Period (in thousands)

	Total	<1 Year	1–3 Years	4–5 Years	>5 Years

Operating leases	$93,807	$6,908	$17,281	$19,276	$50,342

     We have no other non-cancellable contractual financial obligations at December 31, 2002.

     At December 31, 2001 and 2002, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Share Repurchase

     In February 2003, we announced that our Board of Directors authorized a share repurchase of up to $75 million of our common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We will fund our share repurchases with cash on hand and cash generated from operations.

Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see “Note 4 — Summary of significant account policies” in our financial statements and related notes. Our critical accounting policies include:

Deferred tax asset

     We have deferred income tax assets consisting primarily of net operating loss (“NOL”) carryforwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income tax assets. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when new tax laws or rates are enacted.

Washington, D.C. income tax incentives

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax, and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”).

     We have performed an analysis to support our position that we meet the definition of a QHTC under the provisions of the Act. Accordingly, we will amend our 2001 Washington, D.C. income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, our Washington, D.C. income tax rate will be 0.0% and we will be eligible for certain Washington, D.C. income tax credits. In addition, we will be entitled to relief from certain sales and use taxes. While we believe we qualify as a QHTC, we have elected not to recognize the impact of this election within the financial statements for the year ended December 31, 2002 because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, we have valued our deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, we have continued to provide for income, sales and use taxes as if we were not a QHTC. However, if we had received a determination that we qualified for QHTC status, we would have recorded a charge to earnings of approximately $9.5 million, representing the impact on our existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. When we believe it is more likely than not that the Office of Tax and Revenue will accept our election as a QHTC, we will record the applicable charge. Additionally, we would recognize the refund of any previously paid or provided sales and use taxes at that time.

Revenue recognition

     Revenues from membership subscriptions are recognized over the term of the related subscription, which is generally 12 months. Membership fees are generally billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. Our policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues for each of the years ending December 31, 2000, 2001, and 2002.

Reserve for uncollectible revenue

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

Report of Independent Auditors

The Board of Directors and Stockholders of
The Corporate Executive Board Company:

We have audited the balance sheet of The Corporate Executive Board Company as of December 31, 2002, and the related statements of income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of The Corporate Executive Board Company for the years ended December 31, 2000 and 2001, were audited by other auditors who have ceased operations and whose report dated January 31, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of The Corporate Executive Board Company at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Washington, D.C.
January 31, 2003

     The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes additional disclosures to conform to new accounting pronouncements and SEC rules and regulations issued during such fiscal year. See “Item 1. Business” for discussion of risks.

Report of Independent Auditors

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

/s/ Arthur Andersen LLP

Washington, D.C.
January 31, 2002

THE CORPORATE EXECUTIVE BOARD COMPANY

BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,271	$71,346
Marketable securities	35,735	17,030
Membership fees receivable, net	42,011	50,356
Deferred income taxes	19,881	28,806
Deferred incentive compensation	4,216	4,974
Prepaid expenses and other current assets	3,042	3,668

Total current assets	153,156	176,180

DEFERRED INCOME TAXES	38,639	30,920
MARKETABLE SECURITIES	48,463	137,565
PROPERTY AND EQUIPMENT, NET	17,260	14,916

Total assets	$257,518	$359,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,683	$12,549
Accrued incentive compensation	6,387	9,660
Deferred revenues	94,683	121,415

Total current liabilities	111,753	143,624

OTHER LIABILITIES	1,781	2,600

Total liabilities	113,534	146,224

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 34,898,060 and 37,182,846 shares issued and outstanding as of December 31, 2001 and 2002, respectively	349	372
Additional paid-in-capital	94,221	129,846
Retained earnings	48,243	77,844
Accumulated elements of comprehensive income	1,171	5,295

Total stockholders’ equity	143,984	213,357

Total liabilities and stockholders’ equity	$257,518	$359,581

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended December 31,

	2000	2001	2002

REVENUES	$95,491	$128,112	$162,357
Cost of services	36,094	45,738	56,147

GROSS PROFIT	59,397	82,374	106,210

COSTS AND EXPENSES:
Member relations and marketing	21,236	30,219	40,768
General and administrative	12,021	15,877	17,493
Depreciation	2,573	4,412	5,456
Stock option and related expenses	1,371	1,260	668

Total costs and expenses	37,201	51,768	64,385

INCOME FROM OPERATIONS	22,196	30,606	41,825
OTHER INCOME, NET	2,263	4,283	6,346

INCOME BEFORE PROVISION FOR INCOME TAXES	24,459	34,889	48,171
PROVISION FOR INCOME TAXES	9,539	13,257	18,570

NET INCOME	$14,920	$21,632	$29,601

EARNINGS PER SHARE:
Basic	$0.49	$0.64	$0.81
Diluted	$0.43	$0.59	$0.79
WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF EARNINGS PER SHARE:
Basic	30,321	34,003	36,722
Diluted	34,638	36,465	37,671

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,920	$21,632	$29,601
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,573	4,166	5,456
Loss on disposition of property and equipment	223	246	—
Deferred income taxes and tax benefits resulting from the exercise of common stock options	9,065	13,440	18,349
Stock option repurchases	(1,570)	(3,140)	—
Stock option and related expenses	384	186	—
Amortization of marketable securities premiums, net	196	478	1,506
Changes in operating assets and liabilities:
Membership fees receivable, net	(2,916)	(12,492)	(8,345)
Deferred incentive compensation	(26)	(1,389)	(758)
Prepaid expenses and other current assets	(1,697)	(27)	(626)
Accounts payable and accrued liabilities	2,023	2,581	1,866
Accrued incentive compensation	(864)	3,374	3,273
Deferred revenues	15,845	23,402	26,732
Other liabilities	584	384	819

Net cash flows provided by operating activities	38,740	52,841	77,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,287)	(5,260)	(3,112)
Purchase of marketable securities	(89,569)	(61,022)	(116,738)
Sales and maturities of marketable securities	54,378	27,717	51,564

Net cash flows used in investing activities	(44,478)	(38,565)	(68,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	5,355	13,798	12,835
Proceeds from issuance of common stock under the employee stock purchase plan	150	704	653
Reimbursement of common stock offering costs	650	375	300
Payment of common stock offering costs	(650)	(375)	(300)

Net cash flows provided by financing activities	5,505	14,502	13,488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(233)	28,778	23,075
Cash and cash equivalents, beginning of period	19,726	19,493	48,271

Cash and cash equivalents, end of period	$19,493	$48,271	$71,346

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2000, 2001, and 2002
(In thousands, except share amounts)

								Accumu-
								lated
								elements of		Annual
	Preferred stock		Common stock		Additional	Deferred		compre-		compre-
					paid-in-	compen-	Retained	hensive		hensive
	Shares	Amount	Shares	Amount	capital	sation	earnings	income	Total	income

Balance at December 31, 1999	—	$—	27,139,920	$271	$134	$(570)	$11,691	$(680)	$10,846
Issuance of common stock upon the exercise of common stock options	—	—	3,998,470	40	5,315	—	—	—	5,355	—
Issuance of common stock under the employee stock purchase plan	—	—	5,679	—	150	—	—	—	150	—
Tax benefits related to the exercise of stock options	—	—	—	—	32,980	—	—	—	32,980	—
Amortization of deferred compensation	—	—	—	—	—	384	—	—	384	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	926	926	926
Net income	—	—	—	—	—	—	14,920	—	14,920	14,920

Balance at December 31, 2000	—	$—	31,144,069	$311	$38,579	$(186)	$26,611	$246	$65,561	$15,846

Issuance of common stock upon the exercise of common stock options	—	—	3,727,682	38	13,760	—	—	—	13,798	—
Issuance of common stock under the employee stock purchase plan	—	—	26,309	—	704	—	—	—	704	—
Tax benefits related to the exercise of stock options	—	—	—	—	41,178	—	—	—	41,178	—
Amortization of deferred compensation	—	—	—	—	—	186	—	—	186	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	925	925	925
Net income	—	—	—	—	—	—	21,632	—	21,632	21,632

Balance at December 31, 2001	—	$—	34,898,060	$349	$94,221	$—	$48,243	$1,171	$143,984	$22,557

Issuance of common stock upon the exercise of common stock options	—	—	2,259,653	23	12,812	—	—	—	12,835	—
Issuance of common stock under the employee stock purchase plan	—	—	25,133	—	653	—	—	—	653	—
Tax benefits related to the exercise of stock options	—	—	—	—	22,160	—	—	—	22,160	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	—	—	—	4,124	4,124	4,124
Net income	—	—	—	—	—	—	29,601	—	29,601	29,601

Balance at December 31, 2002	—	$—	37,182,846	$372	$129,846	$—	$77,844	$5,295	$213,357	$33,725

See accompanying notes to financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS

1.     Description of operations

     The Corporate Executive Board Company (the “Company”) provides “best practices” research and quantitative analysis focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each of its research programs have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.

2.     Spin-off

     The Company was incorporated on September 11, 1997, under the laws of the State of Delaware. The Company’s business was operated as a division of The Advisory Board Company, a Maryland corporation, until October 31, 1997, when the business was contributed to the Company and spun-off to The Advisory Board Company’s sole stockholder (the “Spin-off”). Subsequent to February 2000, the former sole stockholder owns no shares of the Company’s common stock.

3.     Summary of significant accounting policies

Cash equivalents and marketable securities

     Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months are classified as marketable securities. As of December 31, 2001 and 2002, the Company’s marketable securities consisted primarily of United States Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.

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

Recovery of long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company believes that no such impairment existed as of December 31, 2001 and 2002.

Revenue recognition

     Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which is generally 12 months. Revenues from implementation support memberships are recognized as services are performed, limited by the Company’s pro rata refund policy. Membership fees are generally billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. The Company’s policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues for each of the years ending December 31, 2000, 2001, and 2002. In addition, as of December 31, 2001 and 2002, approximately $2.5 million and $1.7 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

Commission expense recognition

     Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the related memberships.

Earnings per share

     Basic earnings per share was computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. The number of weighted average common share equivalents outstanding has been determined in accordance with the treasury-stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Basic weighted average common shares outstanding	30,321	34,003	36,722
Weighted average common share equivalents outstanding	4,317	2,462	949

Diluted weighted average common shares outstanding	34,638	36,465	37,671

     Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of membership fees receivable and cash, cash equivalents and marketable securities. Concentrations of credit risk with respect to membership fees receivable are limited due to the large number of members and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or international developments. The Company performs periodic evaluations of the membership base and related membership fees receivable and establishes allowances for potential credit losses.

     The Company generates revenues from members located outside of the United States. For the years ended December 31, 2000, 2001 and 2002, approximately 29%, 30% and 27% of revenues, respectively, were generated from members located outside of the United States. Revenues from customers in European countries were approximately 15%, 16% and 15% for the years ended December 31, 2000, 2001 and 2002, respectively, with no other geographic area representing more than 10% of revenues in any period. No individual member accounted for more than 2% of revenues for any period presented.

     The Company maintains a portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity, with financial institutions. Cash and cash equivalents consist of highly liquid U.S. government and U.S. Treasury obligations with original maturities of less than three months. Marketable securities consist primarily of U.S. Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities.

Fair value of financial instruments

     The fair value of current assets and current liabilities approximates their carrying value due to their short maturity.

Income taxes

     Deferred income taxes are determined on the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the management’s opinion, it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and tax rates on the date of the enactment of the change. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income tax assets.

Research and development costs

     Costs related to the research and development of new company programs are expensed in the year incurred.

Stock-based compensation

     At December 31, 2002, the Company had several stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, see Note 13 for a tabular presentation of the pro-forma stock-based employee compensation cost, net income and basic and diluted earnings per share as if the fair value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options.

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

4.     Marketable securities

     The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2001

			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

U.S. Treasury notes and bonds	$70,567	$69,067	$1,500	$—
Washington, D.C. tax exempt notes and bonds	13,631	13,243	398	10

	$84,198	$82,310	$1,898	$10

	As of December 31, 2002

			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

U.S. Treasury notes and bonds	$75,307	$70,654	$4,653	$—
Washington, D.C. tax exempt notes and bonds	79,288	75,324	3,964	—

	$154,595	$145,978	$8,617	$—

     The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2002

	Fair Market	Amortized
	Value	Cost

Less than one year	$17,030	$16,734
Matures in 1 to 5 years	83,509	78,049
Matures in 6 to 10 years	44,022	41,683
Matures after 10 years	10,034	9,512

	$154,595	$145,978

     The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.

5.     Membership fees receivable

     Membership fees receivable consist of the following (in thousands):

	As of December 31,

	2001	2002

Billed membership fees receivable	$36,431	$41,900
Unbilled membership fees receivable	7,513	11,256

	43,944	53,156
Reserve for uncollectible revenue	(1,933)	(2,800)

Membership fees receivable, net	$42,011	$50,356

6.     Property and equipment

     Property and equipment consist of the following (in thousands):

	As of December 31,

	2001	2002

Furniture, fixtures, and equipment	$10,399	$10,763
Software and Web site development costs	7,839	8,783
Leasehold improvements	7,554	8,189

	25,792	27,735
Accumulated depreciation	(8,532)	(12,819)

Property and equipment, net	$17,260	$14,916

7.     Income taxes

     The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2000	2001	2002

Current	$8,582	$18,621	$18,418
Deferred	957	(5,364)	152

Provision for income taxes	$9,539	$13,257	$18,570

     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. Federal income tax statutory rates to income before provision for income taxes as follows:

	Year Ended December 31,

	2000	2001	2002

Statutory U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal income tax benefit	6.5	6.5	6.5
Permanent differences, net	(2.5)	(3.5)	(2.9)

Effective tax rate	39.0%	38.0%	38.6%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,

	2001	2002

Deferred tax assets:
Deferred compensation agreements	$2,649	$4,007
Net operating loss carryforward	52,431	56,169
Deferred revenue	4,445	2,603
Financial reporting reserves	802	1,161
Employee benefits	—	79
Operating leases	737	1,092

Total deferred tax assets	61,064	65,111

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	717	3,322
Employee benefits	78	—
Deferred incentive compensation	1,749	2,063

Total deferred tax liabilities	2,544	5,385

Deferred tax assets, net	$58,520	$59,726

     The Company has deferred income tax assets, consisting primarily of net operating loss (“NOL”) carry forwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) generally considers all expected future events in the determination and evaluation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income tax assets. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize into income an adjustment for the impact of new tax laws or rates on the existing deferred tax assets and liabilities when new tax laws or rates are enacted.

     The Company has net operating losses which resulted in a deferred tax asset of $52.4 million and $56.2 million at December 31, 2001 and 2002, respectively. The net operating losses expire in the years 2019 through 2022. The Company has realized current tax benefits (reductions of taxes payable) resulting from the exercise of common stock options of $8.1 million, $18.6 million and $18.4 million in the years ended December 31, 2000, 2001 and 2002, respectively.

Washington, D.C. income tax incentives

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax, and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the Act. See further discussion of the Washington, D.C. income tax incentives and the possible impact on the Company’s financial statements in Note 16, Commitments and Contingencies.

8.     Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the years ended December 31, 2000, 2001 and 2002, was $15.8 million, $22.6 million and $33.7 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the net change in unrealized gains on available-for-sale marketable securities. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $0.9 million, $0.9 million and $4.1million during the years ended December 31, 2000, 2001 and 2002, respectively.

9.     Transactions with affiliates

     The Company has received services under certain vendor contracts entered into by The Advisory Board Company for the provision of certain services, such as telecommunications, travel, mailing and general office services. A Vendor Contracts Agreement specified that we will pay the vendor directly if costs can be segregated and billed separately, or we will reimburse The Advisory Board Company for our reasonably allocated share of commonly billed costs. The Vendor Contracts Agreement expired on December 31, 2000. However, we continue to participate in limited vendor contracts entered into by the Advisory Board Company for the provision of certain services and continue to pay for such services on a basis consistent with that followed under the Vendor Contracts Agreement. Payments, net, to (from) affiliates were approximately $(152,000), $184,000 and $(32,000) for the years ending December 31, 2000, 2001 and 2002, respectively.

10.     Employee benefit plans

Defined contribution 401(k) plan

     The Company sponsors a defined contribution 401(k) Plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of twenty-one are eligible to participate. The employer provides contributions equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the participants were $0.2 million, $0.3 million and $0.4 million during the years ended December 31, 2000, 2001 and 2002, respectively.

Employee stock purchase plan

     In June 2000, the Company established an employee stock purchase plan (the “ESPP”). Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The ESPP is authorized to issue up to 1,050,000 shares of the Company’s common stock. During the years ended December 31, 2000, 2001 and 2002, 5,679, 26,309 and 25,133 shares of common stock, respectively, were issued under the ESPP.

11.     Public offerings of common stock

     In February 2000, March and April 2001 and March 2002, 11,023,030 shares, 3,035,000 shares and 2,100,000 shares, respectively, of the Company’s common stock were sold in registered public offerings. The Company did not directly receive any proceeds from the sale of its common stock. All of the shares sold in the foregoing offerings were sold by stockholders and option holders. However, the Company did receive cash from the exercise of common stock options in conjunction with the sale of its common stock.

12.     Stock split

     In August 2000, the Company’s Board of Directors declared a two-for-one stock split in the form of a common stock dividend on the Company’s common stock, payable September 15, 2000, to stockholders of record September 1, 2000. The effect of the stock split is presented retroactively within the statements of changes in stockholders’ equity at December 31, 1999 and for the period ended December 31, 2000, by transferring the par value for the additional common shares issued from the additional paid-in-capital account to the common stock account. All references to share and per share amounts in the accompanying financial statements included herein have been adjusted retroactively to reflect the two-for-one stock split.

13.     Stock option plans

Liquid Markets Agreements

     In January 2000 and 2001, the Company paid $1.6 million and $3.1 million, respectively, in accordance with the Liquid Markets Agreements, which were employee stock option agreements created prior to the Spin-off. The Liquid Markets Agreements were amended by the Company in December 1998. The January 2001 payment represented the final cash commitment related to the amended Liquid Markets Agreements. In addition, there are no stock options available to issue or stock options outstanding under the Liquid Markets Agreements.

Stock-Based Incentive Compensation Plan

     In October 1997, the Company adopted the Stock-Based Incentive Compensation Plan (the “1997 Plan”). The 1997 Plan provides for the issuance of options to purchase up to 11,008,000 shares of common stock. Any shares of common stock which, for any reason, are not issued under the 1997 Plan are reserved for issuance pursuant to the 1999 Stock Option Plan (the “1999 Plan”). As of December 31, 2002, 10,569,400 options, net of cancellations, to purchase common stock had been granted under the 1997 Plan and 231,940 options, net of cancellations, to purchase common stock had been granted under the 1999 Plan. The Options granted under the 1997 Plan are currently exercisable and expire April 2003.

     In the years ending December 31, 2000 and 2001, the Company recognized compensation expense of $0.4 million and $0.2 million, respectively, in accordance with the Substitution Agreements, which were employee stock option agreements created in conjunction with the Spin-off. The Substitution Agreements provided for the exchange of The Advisory Board Company stock options for Company stock options issued under the 1997 Plan. The Substitution Agreements resulted in compensation expense being recognized by the Company over the vesting period. There are no earnings charges subsequent to December 31, 2001, related to the Substitution Agreements. In addition, there are no stock options available to issue or stock options outstanding under the Substitution Agreements.

1999 Stock Option Plan

     In February 1999, the Company adopted the 1999 Plan, which provides for the issuance of options to purchase up to 3,784,000 shares of common stock plus any options to purchase shares of common stock which, for any reason, are not issued under the 1997 Plan. During 2000, the Company granted 1,613,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $21.78 per share. During 2001, the Company granted 1,358,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $31.05 per share. During 2002, the Company granted 16,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $32.86 per share. As of December 31, 2002, 4,015,940 options, net of cancellations and including 231,940 shares of common stock carried over from the 1997 Plan, had been granted under the 1999 Plan. The common stock options granted under the 1999 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between February 2009 and March 2012.

2001 Stock Option Plan

     In June 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of options to purchase up to 2,700,000 shares of common stock. During 2001, the Company granted no options to purchase common stock under the 2001 Plan. During 2002, the Company granted 940,000 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $32.37 per share. As of December 31, 2002, 890,000 options, net of cancellations, had been granted under the 2001 Plan. The common stock options granted under the 2001 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between August 2011 and July 2012.

2002 Non-Executive Stock Incentive Plan

     In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan”), which provides for the issuance up to 7,300,000 shares of common stock under stock options or restricted stock grants. The 2002 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Any person who is an employee or prospective employee of the Company is eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post-termination exerciseability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. During 2002, the Company granted 1,115,000 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $32.31 per share. As of December 31, 2002, 1,080,000 options, net of cancellations, had been granted under the 2002 Plan. The common stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2012 and November 2012.

Directors’ Stock Option Plan

     In December 1998, the Company adopted the Directors’ Stock Plan (the “Directors’ Plan”), which provides for the issuance of options to purchase up to 860,000 shares of common stock. During 2000, the Company granted 70,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $21.19 per share. During 2001, the Company granted 142,240 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $31.46 per share. During 2002, the Company granted 40,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $32.41 per share. As of December 31, 2002, 573,440 options, net of cancellations, to purchase common stock had been granted under the Directors’ Plan. The common stock options granted under the Directors’ Plan generally become 100% exercisable one year from the date of grant and expire between December 2008 and March 2012.

Transactions

     The following table summarizes the changes in common stock options for the common stock option plans described above:

			Weighted
	Number	Exercise Price	Average
	of Options	per Share	Exercise Price

Outstanding at December 31, 1999	10,384,840	$0.03-19.07	$2.64
Options granted	1,683,000	21.19-33.11	21.75
Options cancelled	(228,234)	0.29-21.19	8.05
Options exercised	(3,998,470)	0.03-13.52	1.34

Outstanding at December 31, 2000	7,841,136	0.03-33.11	7.25
Options granted	1,514,214	26.01-43.10	31.09
Options cancelled	(159,500)	9.50-41.38	22.16
Options exercised	(3,727,882)	0.03-30.19	3.71

Outstanding at December 31, 2001	5,467,968	0.03-43.10	15.78
Options granted	2,111,000	27.62-36.81	32.34
Options cancelled	(293,474)	9.50-33.63	27.31
Options exercised	(2,266,091)	0.03-31.00	5.76

Outstanding at December 31, 2002	5,019,403	$0.21-43.10	$26.61

     Information with respect to the common stock option plans outstanding at December 31, 2002, is as follows:

			Weighted
		Weighted	Average
	Number Outstanding	Average	Remaining
	as of	Exercise	Contractual
Range of Exercise Prices	December 31, 2002	Price	Life-Years

$0.21 — $7.12	141,320	$2.94	2.22
9.50 — 13.52	579,586	9.56	6.15
19.07 — 21.19	856,508	21.18	7.15
26.01 — 32.23	1,465,989	30.71	8.31
32.41 — 43.10	1,976,000	32.61	9.16

$0.21—$43.10	5,019,403	$26.61	8.02

     As of December 31, 2002, 1,084,903 common stock options with a weighted average exercise price of $20.15 are exercisable.

Accounting for stock-based compensation

     The Company has elected to account for the plans described above under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,

	2000	2001	2002

Net income, as reported	$14,920	$21,632	$29,601
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	6,586	8,842	12,990

Pro forma net income	$8,334	$12,790	$16,611

Earnings per share:
Basic – as reported	$0.49	$0.64	$0.81
Basic – pro forma	$0.27	$0.38	$0.45
Diluted – as reported	$0.43	$0.59	$0.79
Diluted – pro forma	$0.24	$0.35	$0.46

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

     The fair value of options granted during the years ended December 31, 2000, 2001 and 2002 was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions: risk-free interest rate of 5.0%, 4.4% and 3.1%, respectively; no dividend yield for any year; expected lives of the option of four years, five years and five years, respectively; and expected volatility of 92%, 69% and 63%, respectively.

     The weighted-average fair value of Company options granted during the years ended December 31, 2000, 2001 and 2002 was $14.73 per share, $18.85 per share and $17.88 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. The provisions of SFAS No. 123 may not necessarily be indicative of future results.

14.     Supplemental cash flows disclosures

     The Company paid no income taxes during the years ended December 31, 2000, 2001 and 2002. For the years ended December 31, 2000, 2001 and 2002, the Company recognized $33.0 million, $41.2 million and $22.2 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified stock options.

15.     Loan agreement

     In May 2000, the Company entered into a $10.0 million unsecured loan agreement with a commercial bank that provides for a revolving line of credit facility under which the Company could have from time to time borrowed, repaid and reborrowed funds. The interest rate on any outstanding borrowings under the loan agreement was the Eurodollar Daily Floating Rate plus 0.75% per annum. There were no borrowings under the revolving line of credit facility while it was in effect. The revolving line of credit facility expired May 25, 2002, and we elected not to renew the revolving line of credit facility.

16.     Commitments and contingencies

Operating Leases

     The Company leases office facilities in the United States and the United Kingdom expiring on various dates over the next 17 years. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under noncancellable operating leases, excluding executory costs, are as follows (in thousands):

Year Ending December 31,

2003		$6,908
2004		7,900
2005		9,381
2006		9,503
2007		9,773
Thereafter		50,342

	Total	$93,807

     Rent expense charged to operations during the fiscal years ended December 31, 2000, 2001 and 2002, was $3.8 million, $5.7 million and $7.9 million, respectively. The Company obtained a $1.3 million letter of credit with a commercial bank, expiring June 2003, to provide a security deposit for its headquarters office lease. The Company’s cash, accounts receivable and property and equipment collateralize the letter of credit agreement.

Washington, D.C. income tax incentives

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax, and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”).

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the Act. Accordingly, the Company will amend its 2001 Washington, D.C. income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, the Company’s Washington, D.C. income tax rate will be 0.0% and the Company will be eligible for certain Washington, D.C. income tax credits. In addition the Company will be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has elected not to recognize the impact of this election within the financial statements for the year ended December 31, 2002, because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status, it would have recorded a charge to earnings of approximately $9.5 million, representing the impact on its existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. When the Company believes it is more likely than not that the Office of Tax and Revenue will accept the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time. See further discussion of income taxes in Note 7.

17.     Quarterly financial data (unaudited)

     Unaudited summarized financial data by quarter for the years ended December 31, 2001 and 2002 is as follows (in thousands, except per share amounts):

	2001 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$29,215	$31,124	$32,625	$35,148
Gross profit	17,972	20,215	21,613	22,574
Income before provision for income taxes	6,560	8,730	9,395	10,204
Net income	$4,067	$5,413	$5,825	$6,327
Earnings per share:
Basic	$0.13	$0.16	$0.17	$0.18
Diluted	$0.11	$0.15	$0.16	$0.17

	2002 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$37,023	$39,547	$41,275	$44,512
Gross profit	23,506	26,531	27,149	29,024
Income before provision for income taxes	9,567	12,241	12,848	13,515
Net income	$5,931	$7,589	$7,837	$8,244
Earnings per share:
Basic	$0.17	$0.20	$0.21	$0.22
Diluted	$0.16	$0.20	$0.21	$0.22

18.     Subsequent event

     In February 2003, the Company announced that its Board of Directors authorized a share repurchase of up to $75 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company will fund its share repurchases with cash on hand and cash generated from operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     On July 8, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Andersen as the Company’s independent auditors and appointed Ernst & Young LLP (“Ernst & Young”) to serve as its independent auditors for the year ending December 31, 2002. The Company filed a current report on Form 8-K with the SEC on July 10, 2002, which included a notification that the change was effective on July 8, 2002.

     Andersen’s reports on the Company’s financial statements for each of the two fiscal years ending December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During each of the Company’s two fiscal years ending December 31, 2000 and 2001, there were: (i) no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     During each of the Company’s two fiscal years ending December 31, 2000 and 2001 and through the date of their appointment, the Company did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages and positions with The Corporate Executive Board Company of the persons who serve as our directors and executive officers as of December 31, 2002:

Directors and Executive Officers	Age	Position

James J. McGonigle	39	Chief Executive Officer and Chairman of the Board
Robert C. Hall	71	Director
Nancy J. Karch	55	Director
David W. Kenny	41	Director
Thomas L. Monahan III	36	General Manager, Corporate Practice and Director
Harold L. Siebert	57	Director
Michael A. Archer	39	Chief Marketing Officer
Derek C. M. van Bever	45	Chief Research Officer
Timothy R. Yost	31	Chief Financial Officer

     James J. McGonigle has been our Chairman of the Board since March 2001 and our Chief Executive Officer and a director since July 1998. From the Spin-off until July 1998, Mr. McGonigle was our General Manager, and from 1995 until the Spin-off, he was the General Manager of the corporate division of The Advisory Board Company with responsibility for managing the business assumed by us in the Spin-off. From 1990 to 1995, Mr. McGonigle was a consultant in the Financial Institutions Group at McKinsey & Company. Mr. McGonigle serves as a Director of FactSet, an on-line investment research service. Mr. McGonigle received a B.A. from the Woodrow Wilson School at Princeton University and a J.D. from Harvard Law School.

     Robert C. Hall has been a director since February 1999. Mr. Hall is the President of Harborside Plus, Inc., a financial services company. From 1995 to January 1999, Mr. Hall served as the Vice President of The Thomson Corporation, a publicly held information publishing company. From 1990 to 1995, Mr. Hall was the Chief Executive Officer of Thomson Information and Publishing Group, a division of The Thomson Corporation involved in professional information and publishing. From 1985 to 1990, Mr. Hall was the President of Thomson Financial Services Group, another publishing division of The Thomson Corporation. Mr. Hall received a B.S. from Iowa State University.

     Nancy J. Karch has been a director since October 2001. Ms. Karch was a senior partner of McKinsey & Co., an independent consulting firm, from 1988 until her retirement in 2000. She had served in various executive capacities at McKinsey since 1974. Ms. Karch is a member of The McKinsey Advisory Council, and serves as a director of Toys “R” Us, Inc., retail merchants, Liz Claiborne, Inc., apparel marketers, The Gillette Company, a manufacturer of consumer products and the Westchester Land Trust. Ms. Karch received a B.A. from Cornell University, an M.S. from Northeastern University and an M.B.A. from Harvard Business School.

     David W. Kenny has been a director since February 1999. Mr. Kenny is the Chairman and Chief Executive Officer of Digitas, Inc., a relationship marketing services firm. Mr. Kenny has been the Chairman of Digitas since December 1998 and Chief Executive Officer since September 1997. Prior to Digitas, Mr. Kenny held a number of executive positions with Bain & Company, an independent consulting firm, from 1988 through 1997. Mr. Kenny received a B.S. from the General Motors Institute and an M.B.A. from Harvard Business School.

     Thomas L. Monahan III has been a director since June 2001 and our General Manager, Corporate Practice, since January 2001. From November 1998 until January 2001, Mr. Monahan served as one of our Executive Directors, Research, and from the Spin-off until November 1998, he served as our Managing Director, Research. Prior to the Spin-off, Mr. Monahan served in similar capacities with The Advisory Board Company, which he joined in January 1996. Prior to January 1996, Mr. Monahan served as a senior consultant for the Deloitte & Touche Consulting Group, a Director at the Committee for Economic Development and a staff consultant at Andersen Consulting. Mr. Monahan received a B.A. from Harvard University and an M.B.A. from New York University.

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

     Michael A. Archer has been our Chief Marketing Officer since November 2002. Mr. Archer joined the Company in March 2002 as our General Manager, Sales and Marketing. From 1989 through March 2002, Mr. Archer held various positions of increasing responsibility at Dun & Bradstreet, Inc., including Senior Vice President—Major Markets. Prior to 1989, Mr. Archer served as a sales manager with Inter-Tel, Inc. Mr. Archer received a B.A. and an M.B.A. from the University of California at Los Angeles.

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

     Timothy R. Yost has been our Chief Financial Officer since September 2002. Mr. Yost joined the Company in January 1997, and has held a variety of financial positions of increasing responsibility, including senior director, finance. Prior to 1997, Mr. Yost served as an equity analyst with Chapin, Davis. Mr. Yost received a B.B.A. from Loyola College and an M.S. from the George Washington University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and 10% stockholders to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. Anyone required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2002.

Item 11. Executive Compensation.

     The following table presents certain information concerning compensation earned for services rendered for 2000, 2001, and 2002 by the Chief Executive Officer and the five other most highly paid persons, who served as executive officers during 2002 (the “Named Officers”):

		Annual				Long-Term
		Compensation				Compensation
							All Other
Name and Principal Positions	Year	Salary	Bonus			Number of Options	Compensation(1)

James J. McGonigle	2002	$541,700	$325,000			350,000	—
Chief Executive Officer	2001	500,000	225,000			100,000	—
	2000	462,000	—			120,000	—

Michael A. Archer	2002	$251,300	$50,000	(2)	(3)	100,000	—
Chief Marketing Officer	2001	—	—			—	—
	2000	—	—			—	—

Thomas L. Monahan III	2002	$400,000	—	(3)		70,000	—
General Manager, Corporate Practice	2001	385,000	—			75,000	—
	2000	310,000	—			50,000	—

Derek C. M. van Bever	2002	$410,000	—	(3)		70,000	—
Chief Research Officer	2001	410,000	—			35,000	$1,700,000
	2000	400,000	—			40,000	850,000

Timothy R. Yost (4)	2002	$191,700	—	(3)		65,000	—
Chief Financial Officer	2001	—	—			—	—
	2000	—	—			—	—

Clay M. Whitson (4)	2002	$206,300	—			50,000	—
Chief Financial Officer, Secretary and	2001	275,000	—			25,000	—
Treasurer	2000	265,000	—			30,000	—

(1)	Reflects amounts paid to Mr. van Bever in 2000 and 2001 in connection with the repurchase of certain options of The Advisory Board Company prior to the time of the spin-off.

(2)	Reflects a signing bonus of $50,000 paid to Mr. Archer upon the commencement of his employment.

(3)	Bonus compensation for the year ended December 31, 2002 had not been determined at the time of the filing of this Form 10-K.

(4)	Mr. Whitson was our Chief Financial Officer, Secretary and Treasurer until August 31, 2002. Effective September 1, 2002, Mr. Yost became the Chief Financial Officer.

Option Grants in Fiscal 2002

     The following table shows information about stock option grants to the Named Officers during fiscal 2002. These options are included in the Summary Compensation Table above. All options were granted at fair market value under the 2001 Stock Option Plan (the “2001 Plan”) and the 2002 Non-Executive Stock Incentive Plan (the “2002 Plan”). The options have 10-year terms. The rules of the SEC require us to show hypothetical gains that the Named Officers would have for these options at the end of their 10-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. They are not our estimate or projection of future stock prices.

     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during 2002:

Stock Option Grants in 2002

	Individual Grants(1)					Potential Realizable
						Value at Assumed
		% of Total				Annual Rates of
	Number of	Options				Stock Price
	Shares Underlying	Granted to Employees	Exercise	Market Price on		Appreciation for Option Term
	Option	in	Price	Date of	Expiration
Name	Grants	Fiscal Year	(per share)	Grant	Date	5%	10%

James J. McGonigle	350,000	16.6%	$32.41	$32.41	March 7, 2012	$7,133,866	$18,078,618
Michael A. Archer	100,000	4.7	33.85	33.85	March 20, 2012	2,128,218	5,394,818
Thomas L. Monahan III	70,000	3.3	32.41	32.41	March 7, 2012	1,426,773	3,615,724
Derek C. M. van Bever	70,000	3.3	32.41	32.41	March 7, 2012	1,426,773	3,615,724
Timothy R. Yost(2)	50,000	2.4	28.83	28.83	July 26, 2012	906,552	2,297,380
Timothy R. Yost(2)	15,000	0.7	32.41	32.41	March 7, 2012	305,737	774,798
Clay M. Whitson(2)	50,000	2.4	32.41	32.41	March 7, 2012	1,019,124	2,582,660

(1)	Options granted under the 2001 and 2002 Plans become exercisable 25% per year beginning one year after the date of grant.

(2)	Mr. Whitson was our Chief Financial Officer, Secretary and Treasurer until August 31, 2002. Effective September 1, 2002, Mr. Yost became the Chief Financial Officer.

Option Exercises in 2002 and Year-End Option Values

     The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2002, and the value of their unexercised options at the end of fiscal 2002. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Aggregated Option Exercises in 2002
and Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End (1)
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James J. McGonigle	333,026	$9,477,964	102,822	515,500	$1,066,369	$1,396,610
Michael A. Archer	—	—	—	100,000	—	—
Thomas L. Monahan III	81,990	2,152,612	57,610	160,000	741,080	516,175
Derek C. M. van Bever	134,042	3,595,536	14,658	125,000	71,443	434,925
Timothy R. Yost(2)	—	—	11,750	84,250	73,540	234,940
Clay M. Whitson(2)	170,532	3,416,716	—	—	—	—

(1)	Based on the closing price of our common stock on December 31, 2002 of $31.92 per share.
(2)	Mr. Whitson was our Chief Financial Officer, Secretary and Treasurer until August 31, 2002. Effective September 1, 2002, Mr. Yost became the Chief Financial Officer.

Board of Directors Compensation

     The Board of Directors or, to the extent authorized by the Board, the Compensation Committee, sets directors’ compensation under The Corporate Executive Board Company Directors’ Stock Plan and such other arrangements as the Compensation Committee determines to be appropriate. Each director who is not an employee, upon election as a non-employee director, received a one-time grant of options to purchase 72,240 shares of common stock. For 2002, non-employee directors also received a grant of options to purchase 10,000 shares of common stock and a $20,000 annual retainer. Directors who are employees of the Company did not receive additional compensation for their service on the Board. Compensation paid to Messrs. McGonigle and Monahan for 2002 is described above in Item 11 of this Annual Report on Form 10-K.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Option Plans

The Corporate Executive Board Company 1999 Stock Option Plan, The Corporate Executive Board Company 2001 Stock Option Plan
    and The Corporate Executive Board Company 2002 Non-Executive Stock Incentive Plan

     In the event that there is any change in the number or kind of the outstanding shares of common stock of the Company, whether by reason of merger, consolidation or otherwise, then the plan administrator of the 1999 Plan, the 2001 Plan and the 2002 Plan (the “Plans”) shall, in its sole discretion, determine the appropriate adjustment, if any. In addition, in the event of such a change, the plan administrator may accelerate the time or times at which any option may be exercised and may provide for cancellation of accelerated options that are not exercised within a time prescribed by the plan administrator in its sole discretion. Options granted under the Plans generally provide that, if an optionee remains employed by the Company for one year following a change of control, or if during such time the optionee’s employment is terminated for any reason other than for cause or voluntary resignation, all options granted under the Plans become immediately exercisable. For this purpose, a change of control includes acquisition by any person of more than 50% of the Company’s stock, a change in a majority of the Board of Directors to include directors not nominated by the Company and stockholder approval of certain mergers, asset sales or plans of liquidation.

The Corporate Executive Board Stock-Based Incentive Compensation Plan

     In the event of a merger or other form of corporate reorganization, any unexercised options shall be subject to the terms of the agreement or plan of merger or reorganization effecting such merger or reorganization and shall be converted, redeemed, exchanged, cancelled or otherwise treated as provided in such agreement or plan of merger or reorganization. Subject to the foregoing, if the shares of Company stock are changed into or exchanged for a different number or kind of shares or securities, as the result of any one or more reorganizations, recapitalizations, mergers, acquisitions, or similar events, an appropriate adjustment shall be made (1) in the number and kind of shares or other securities subject to outstanding options, and (2) to the price for each share or other unit of any securities subject to the options, in accordance with this Plan.

Employment Arrangements

     Mr. McGonigle is employed by the Company pursuant to the terms of an employment agreement, which continues in effect until Mr. McGonigle’s termination or separation from the Company. Under the terms of the employment agreement, Mr. McGonigle received an annual salary of $550,000 in 2002, which is subject to periodic increases at the Company’s sole discretion. The employment agreement requires Mr. McGonigle to devote his efforts and abilities to the Company on a full-time basis. The employment agreement also provides that Mr. McGonigle will receive an amount equal to 125% of one year’s base salary and that all the options granted to him will vest and become exercisable immediately if he is terminated without cause.

     Mr. Archer is employed by the Company pursuant to the terms of an employment agreement, which continues in effect until Mr. Archer’s termination or separation from the Company. Under the terms of the employment agreement, Mr. Archer received an annual salary of $251,300 in 2002, which is subject to periodic increases at the Company’s sole discretion. The employment agreement requires Mr. Archer to devote his efforts and abilities to the Company on a full-time basis. The employment agreement also provides that Mr. Archer will receive an amount equal to 100% of one year’s base salary plus $100,000 and that all the options granted to him will vest and become exercisable immediately if he is terminated without cause.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of The Corporate Executive Board Company’s common stock as of February 21, 2003, by (i) each stockholder owning 5% or more of the common stock, (ii) each Named Officer, (iii) each director and (iv) all current directors and executive officers as a group.

	Amount
	and Nature
	of Beneficial
Name of Beneficial Owner	Ownership(1)		Total Equity Stake(2)

	Number	Percent	Number	Percent

James J. McGonigle(3)	426,028	1.1%	656,028	1.7%
Robert C. Hall(4)	42,240	*	42,240	*
Nancy J. Karch (5)	83,240	*	83,240	*
David W. Kenny(6)	65,240	*	65,240	*
Harold L. Siebert(7)	217,050	*	217,050	*
Michael A. Archer (8)	25,000	*	100,000	*
Derek C. M. van Bever(9)	89,759	*	169,759	*
Thomas L. Monahan III(10)	115,426	*	217,926	*
Timothy R. Yost(11)	21,750	*	96,000	*
Clay M. Whitson	7,518	*	7,518	*
The TCW Group, Inc.(12)	2,366,604	6.4%	2,366,604	6.1%
Pilgrim Baxter & Associates, Ltd.(13)	1,518,300	4.1%	1,518,300	3.9%
All current directors and executive officers as a group (9 people)	1,085,733	2.8%	1,647,483	4.3%

*	Indicates ownership of less than 1%.

(1)	Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. We have included in shares owned by each stockholder all options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(2)	The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options are exercisable within 60 days.

(3)	Beneficial ownership includes 388,322 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(4)	Beneficial ownership consists of 42,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(5)	Beneficial ownership includes 82,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(6)	Beneficial ownership includes 65,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(7)	Beneficial ownership includes 197,936 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(8)	Beneficial ownership includes 25,000 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(9)	Beneficial ownership includes 59,658 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(10)	Beneficial ownership includes 115,110 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(11)	Beneficial ownership includes 21,750 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 21, 2003 (which would be April 22, 2003).

(12)	As reported in a Schedule 13G/A filed on February 5, 2003. The Schedule 13G/A states that The TCW Group, Inc., on behalf of the TCW Business Unit, has shared voting and investment power with respect to the shares. The address of The TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, CA 90017.

(13)	As reported in a Schedule 13G filed on February 13, 2003. The address of Pilgrim Baxter & Associates, Ltd. is 1400 Liberty Ridge Drive, Wayne, PA 19087-5593.

     The following table sets forth information about the Company’s compensation plans at December 31, 2002.

Equity Compensation Plan Information

	(A)	(B)	(C)

Number Of
	Number Of		Securities
	Securities To Be		Remaining Available
	Issued Upon		For Equity
	Exercise Of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price Of	(Excluding
	Options, Warrants	Outstanding Options,	Securities
Plan Category	And Rights	Warrants And Rights	Reflected In Column (A))

Equity compensation plans approved by stockholders	3,939,403	$25.05	3,281,913
Equity compensation plans not approved by stockholders (1)	1,080,000	32.31	6,220,000

Total	5,019,403	$26.61	9,501,913

(1)	See Note 13 to the Company’s audited financial statements for the year ended December 31, 2002 for a narrative description of the
2002 Plan, which was not approved by the Company’s stockholders.

Item 13. Certain Relationships and Related Transactions.

     Vendor Contracts Agreements. We have received services under certain vendor contracts entered into by The Advisory Board Company for the provision of certain services, such as telecommunications, travel, mailing and general office services. A Vendor Contracts Agreement specified that we will pay the vendor directly if costs can be segregated and billed separately, or we will reimburse The Advisory Board Company for our reasonably allocated share of commonly billed costs. The Vendor Contracts Agreement expired on December 31, 2000. However, we continue to participate in limited vendor contracts entered into by the Advisory Board Company for the provision of certain services and continue to pay for such services on a basis consistent with that followed under the Vendor Contracts Agreement.

Item 14. Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements of the registrant and report of Independent Auditors are included in Item 8 hereof:
Report of Independent Auditors
Balance Sheets as of December 31, 2001 and 2002,
Statements of Income for the years ended December 31, 2000, 2001 and 2002,
Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002,
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002, and Notes to Financial Statements.
(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted. Schedule II—Valuation and Qualifying Accounts
(a)(3)	The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit
No.	Description of Exhibit

1.1	[Omitted]
3.1	Second Amended and Restated Certificate of Incorporation.*
3.2	Amended and Restated Bylaws.*
4.1	Specimen Common Stock Certificate.*
5.1	[Omitted]
10.1	Employment Agreement, dated January 21, 1999, between the Company and James J. McGonigle.*†
10.2	Employment Agreement, dated November 1, 1998, between the Company and Clay M. Whitson.*†
10.3	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and James J. McGonigle, as amended on January 21, 1999.*†
10.4	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of April 15, 1998, between the Company and Harold L. Siebert.*†
10.5	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, dated as of November 1, 1998, between the Company and Clay M. Whitson.*†
10.11	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Derek C. van Bever, as amended on July 21, 1998.*†
10.12	Form of Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, including form of amendment.*
10.13	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between the Company and James J. McGonigle.*
10.14	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, effective as of April 15, 1998, between the Company and Harold L. Siebert.*
10.15	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated November 1, 1998, between the Company and Clay M. Whitson.*
10.16	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated October 30, 1997, between the Company and Michael A. D’Amato.*
10.17	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated October 30, 1997, between the Company and Jeffrey D. Zients.*
10.18	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*
10.19	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*
10.20	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-Qualified Stock Options.*

Exhibit
No.	Description of Exhibit

10.21	[omitted]
10.22	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*
10.23	2001 Stock Option Plan. ##
10.24	2002 Non-Executive Stock Incentive Plan.
10.25	[omitted]
10.26	Cross-Indemnification Agreement, dated as of January 21, 1999, between David G. Bradley and The Corporate Executive Board Company.*
10.27	Administrative Services Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*
10.28	Member Contracts Agreement, dated as of October 31, 1997, between The Advisory Board Company and The Corporate Executive Board Company.*
10.29	Vendor Contracts Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*
10.30	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #
10.31	Distribution Agreement, dated as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*
10.32	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*
10.33	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*
10.34	Letter agreement regarding the special bonus plan.*†
10.35	Amended and Restated “Liquid Markets’’ Agreement, dated August 20, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on December 28, 1998.*†
10.36	Form of term sheet for director non-qualified stock options.
10.37	Employee Stock Purchase Plan dated June 23, 2000.**†
10.38	Loan Agreement by and between Bank of America, N.A. and the Corporate Executive Board dated May 25, 2000.***
10.39	Employment Agreement, dated March 20, 2002, between the Company and Michael A. Archer.ä†
21.1	List of the Subsidiaries of The Corporate Executive Board Company: None.
23.1	Consent of Ernst and Young LLP.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).
**	Incorporated by reference to exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
***	Incorporated by reference to exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
#	Amendments incorporated by reference to exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
##	Incorporated by reference to Exhibit 10.1 to the registrant's registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).
†	Compensation arrangement.
ä	Incorporated by reference to exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

(b)	Reports on Form 8-K.

None.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(d)	Financial statements schedules: The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted, except for Schedule II—Valuation and Qualifying Accounts which is provided below.

REPORT OF INDEPENDENT AUDITORS

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of The Corporate Executive Board Company as of December 31, 2002, and for the year then ended and have issued our report thereon dated January 31, 2003. Our audit also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. The financial statements of The Corporate Executive Board Company and the financial statement schedule referred to above for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 31, 2002 expressed an unqualified opinion.

     In our opinion, the 2002 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Washington, D.C.
January 31, 2003

     The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended December 31, 2001 was not reviewed by Andersen and includes additional disclosures to conform to new accounting pronouncements and SEC rules and regulations issued during such fiscal year. See Item 1. Business for discussion of risks.

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

/s/ Arthur Andersen LLP

Washington, D.C.
January 31, 2002

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II—Valuation and Qualifying Accounts
(In thousands)

			Additions
	Balance at	Additions	Charged to	Deductions
	Beginning	Charged to	Other	from	Balance at
	of Year	Revenue	Accounts	Reserve	End of Year

Year ending December 31, 2000
Reserve for uncollectible revenue	$1,341	$3,590	$—	$3,303	$1,628

	$1,341	$3,590	$—	$3,303	$1,628

Year ending December 31, 2001
Reserve for uncollectible revenue	$1,628	$4,725	$—	$4,420	$1,933

	$1,628	$4,725	$—	$4,420	$1,933

Year ending December 31, 2002
Reserve for uncollectible revenue	$1,933	$3,798	$—	$2,931	$2,800

	$1,933	$3,798	$—	$2,931	$2,800

Signatures

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 27, 2003.

The Corporate Executive Board Company By: /s/ James J. McGonigle James J. McGonigle Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James J. McGonigle James J. McGonigle	Chief Executive Officer and Director, Chairman of the Board (Principal Executive Officer)	February 27, 2003

/s/ Timothy R. Yost Timothy R. Yost	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2003

/s/ Robert C. Hall Robert C. Hall	Director	February 27, 2003

/s/ Nancy J. Karch Nancy J. Karch	Director	February 27, 2003

/s/ David W. Kenny David W. Kenny	Director	February 27, 2003

/s/ Thomas L. Monahan III Thomas L. Monahan III	Director	February 27, 2003

/s/ Harold L. Siebert Harold L. Siebert	Director	February 27, 2003

CERTIFICATIONS

I, James J. McGonigle, certify that:

1.	I have reviewed this annual report on Form 10-K of The Corporate Executive Board Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ James J. McGonigle James J. McGonigle Chairman of the Board of Directors and Chief Executive Officer

I, Timothy R. Yost, certify that:

1.	I have reviewed this annual report on Form 10-K of The Corporate Executive Board Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Timothy R. Yost Timothy R. Yost Chief Financial Officer