Form 10-Q
period 2003-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2003-05-13
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

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

Yes [X]           No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]           No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 24, 2003, we had outstanding 37,777,229 shares of Common Stock, par value $0.01 per share and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,232	$71,346
Marketable securities	10,816	17,030
Membership fees receivable, net	21,247	50,356
Deferred income taxes, net	28,250	28,806
Deferred incentive compensation	4,458	4,974
Prepaid expenses and other current assets	6,521	3,668

Total current assets	167,524	176,180

Deferred income taxes, net	30,548	30,920
Marketable securities	138,739	137,565
Property and equipment, net	15,042	14,916

Total assets	$351,853	$359,581

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$12,727	$12,549
Accrued incentive compensation	5,213	9,660
Deferred revenues	111,538	121,415

Total current liabilities	129,478	143,624

Other liabilities	2,713	2,600

Total liabilities	132,191	146,224

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 37,768,210 and 37,182,846 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	378	372
Additional paid-in capital	141,654	129,846
Retained earnings	86,180	77,844
Accumulated elements of comprehensive income	4,848	5,295
Treasury stock, 405,052 and 0 shares, at cost, at March 31, 2003 and December 31, 2002, respectively	(13,398)	—

Total stockholders’ equity	219,662	213,357

Total liabilities and stockholders’ equity	$351,853	$359,581

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Revenues	$47,283	$37,023
Cost of services	16,118	13,517

Gross Profit	31,165	23,506

Costs and expenses:
Member relations and marketing	12,387	9,108
General and administrative	5,330	4,221
Depreciation	1,356	1,204
Stock option and related expenses	111	623

Total costs and expenses	19,184	15,156

Income from operations	11,981	8,350
Other income, net	1,775	1,217

Income before provision for income taxes	13,756	9,567
Provision for income taxes	5,420	3,636

Net income	$8,336	$5,931

Earnings per share:
Basic	$0.22	$0.17
Diluted	$0.22	$0.16
Weighted average shares used in the calculation of earnings per share:
Basic	37,223	35,538
Diluted	37,878	37,130

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,336	$5,931
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,356	1,204
Deferred income taxes	5,420	3,636
Amortization of marketable securities premiums, net	422	251
Changes in operating assets and liabilities:
Membership fees receivable, net	29,109	22,914
Deferred incentive compensation	516	742
Prepaid expenses and other current assets	(2,853)	(601)
Accounts payable and accrued liabilities	63	(3,152)
Accrued incentive compensation	(4,447)	(2,320)
Deferred revenues	(9,877)	(7,864)
Other liabilities	113	178

Net cash flows provided by operating activities	28,158	20,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,482)	(1,105)
Maturities (purchases) of marketable securities, net	4,001	(1,100)

Net cash flows provided by (used in) investing activities	2,519	(2,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	7,326	11,158
Proceeds from the issuance of common stock under the employee stock purchase plan	166	157
Purchase of treasury shares	(13,398)	—
Reimbursement of common stock offering costs	175	300
Payment of common stock offering costs	(60)	(98)

Net cash flows provided by (used in) financing activities	(5,791)	11,517

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,886	30,231
Cash and cash equivalents, beginning of period	71,346	48,271

Cash and cash equivalents, end of period	$96,232	$78,502

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

Note 2 — Condensed financial statements

     The accompanying condensed unaudited financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC on February 28, 2003.

     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three months ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003, or any other period within calendar year 2003.

Note 3 — Public offerings of common stock

     In March 2003 and 2002, certain of the Company’s shareholders sold 588,000 and 2,100,000 shares of our common stock, respectively, in registered public offerings. The Company did not directly receive any proceeds from the sale of our common stock pursuant to these registered public offerings. However, it did receive cash from the exercise of common stock options in conjunction with the registered public offerings. In addition, the Company recognized $83,000 and $623,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offerings in March 2003 and 2002, respectively. The additional FICA taxes are included within “Stock option and related expenses” on the condensed statements of income for the three months ended March 31, 2003 and 2002.

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

	Three months
	ended March 31,

	2003	2002

Basic weighted average common shares outstanding	37,223	35,538
Weighted average common share equivalents outstanding	655	1,592

Diluted weighted average common shares outstanding	37,878	37,130

Note 5 — Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 2003 and 2002, was $8.0 million and $5.3 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed balance sheets are comprised solely of the change in unrealized gains on available-for-sale marketable securities.

Note 6 — Supplemental cash flows disclosures

     For the three months ended March 31, 2003 and 2002, we recognized $4.3 million and $20.7 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. Estimated current income tax payments for the three months ended March 31, 2003 and 2002, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options.

Note 7 — Stockholders’ equity

     In February 2003, the Company’s Board of Directors authorized a share repurchase of up to $75 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company will fund its share repurchases with cash on hand and cash generated from operations. During the three months ending March 31, 2003, the Company purchased treasury stock totaling $13.4 million. As of March 31, 2003, 405,052 shares have been repurchased under the program.

Note 8 — Stock-based compensation

     At March 31, 2003, the Company had several stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for

Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$8,336	$5,931
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	3,840	2,991

Pro forma net income	$4,496	$2,940

Earnings per share:
Basic — as reported	$0.22	$0.17
Basic — pro forma	$0.12	$0.08
Diluted — as reported	$0.22	$0.16
Diluted — pro forma	$0.12	$0.08

Assumptions:
Risk-free interest rate	2.9%	3.1%
Dividend yield	zero	zero
Expected life of option ( in years)	5	5
Expected volatility	55%	63%

     Under the SFAS No. 123 pro forma disclosure provisions, the fair value of options granted subsequent to December 15, 1995, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s outstanding options.

     The weighted-average fair value of Company options granted during the months ended March 31, 2003 and 2002 was $16.11 per share and $17.88 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated vesting period. The provisions of SFAS No. 123 may not necessarily be indicative of future results.

Note 9 — Commitments and contingencies

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

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the Act. Accordingly, the Company will amend its 2001 Washington, D.C. income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, the Company’s Washington, D.C. income tax rate will be 0.0% and the Company will be eligible for certain Washington, D.C. income tax credits. In addition the Company will be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company has elected not to recognize the impact of this election within the financial statements for the three months ended March 31, 2003, because of uncertainties inherent in the regulations, as adopted.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, D.C.’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if the Company were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status, it would have recorded a charge to earnings at March 31, 2003 of approximately $9.2 million, representing the impact on its existing deferred tax asset of lowering the Washington, D.C. income tax rate to 0.0%, net of any income tax credits discussed above. When the Company believes it is more likely than not that the Office of Tax and Revenue will accept the Company’s election as a QHTC, the Company will record the applicable charge. Additionally, the Company would recognize the refund of any previously paid or provided sales and use taxes at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to our content, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, and possible volatility of our stock price. These factors are discussed more fully in our 2002 annual report on Form 10-K that we filed with the Securities and Exchange Commission on February 28, 2003. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is its annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 27.1% to $182.3 million at March 31, 2003, from $143.4 million at March 31, 2003.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Stock option and related expenses includes additional cash payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months
	ended March 31,

	2003	2002

Revenues	100.0%	100.0%
Cost of services	34.1	36.5

Gross profit	65.9	63.5

Costs and expenses:
Member relations and marketing	26.2	24.6
General and administrative	11.3	11.4
Depreciation	2.9	3.3
Stock option and related expenses	—	1.7

Total costs and expenses	40.6	40.9

Income from operations	25.3	22.6
Other income, net	3.8	3.3

Income before provision for income taxes	29.1	25.8
Provision for income taxes	11.5	9.8

Net income	17.6%	16.0%

Three Months Ended March 31, 2003 and March 31, 2002

     Revenues. Revenues increased 27.7% to $47.3 million for the three months ended March 31, 2003, from $37.0 million for the three months ended March 31, 2002. The largest driver of the increase in revenues during the three months ended March 31, 2003 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three months ended March 31, 2003 included the introduction of new research programs, price increases and the addition of new members.

     Cost of services. Cost of services increased 19.2% to $16.1 million for the three months ended March 31, 2003, from $13.5 million for the three months ended March 31, 2002. The increase in cost of services was principally due to compensation costs for new research and executive education staff and the increase in external research and consulting expenses to support our new program launches. Over the past four quarters we have launched five new research programs. Cost of services as a percentage of revenues decreased to 34.1% for the three months ended March 31, 2003, from 36.5% for the three months ended March 31, 2002 due to the leverage inherent in our membership-based business model and a shift in the timing of our publishing and executive education seminar schedule relative to the period ending March 31, 2002. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of executive education seminars, the timing of the completion and delivery of best practices research studies and the introduction of new research programs. Accordingly, the cost of services as a percentage of revenues for the three months ended March 31, 2003 may not be indicative of future quarterly or annual results.

     Gross profit. Historically, the gross profit margin (gross profit as a percentage of revenues) has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel, and the introduction of new membership programs. Accordingly, the gross profit margin for the three months ended March 31, 2003, may not be indicative of future results. See further discussion of the factors that impact gross profit margin in the costs of services description above.

     Member relations and marketing. Member relations and marketing costs increased 36.0% to $12.4 million for the three months ended March 31, 2003 from $9.1 million for the three months ended March 31, 2002. The increase in member relations and marketing costs is due to the increase in sales staff and related costs, the increase in travel expenses associated with the new sales staff, the increase in commission expense associated with increased revenues and, to a lesser extent, the increase in member relations personnel and related costs to support our expanding membership base. Member relations and marketing costs as a percentage of revenues has increased to 26.2% for the three months ended March 31, 2003, from 24.6% for the three months ended March 31, 2002, as we have added member relations and marketing personnel and incurred related costs to support our expanding member base.

     General and administrative. General and administrative expenses increased 26.3% to $5.3 million for the three months ended March 31, 2003, from $4.2 million for the three months ended March 31, 2002. The increase in general and administrative expenses is principally due to recruiting costs for new research, executive education, and sales staff. The additional costs were attributable to the increased use of external search firms and the payment of signing and referral incentives. In addition, we also incurred an increase in external consulting costs related to the Company’s management information systems. Although general and administrative expenses increased for the items noted above during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, general and administrative expenses as a percentage of revenues remained fairly constant. However, due to the fixed nature of a portion of these costs, which are not significantly affected on a quarterly basis by growth in revenues, we do expect that the general and administrative expenses as a percentage of revenues will decline across the remainder of 2003.

     Depreciation. Depreciation expense increased 12.6% to $1.4 million for the three months ended March 31, 2003, from $1.2 million for the three months ended March 31, 2002. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C. and the purchase of computer equipment and software to support organizational growth.

     Stock option and related expenses. We recognized $111,000 and $623,000 in compensation expense for the three months ended March 31, 2003 and 2002, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings in March 2003 and March 2002. See further discussion of the sale of our common stock in the registered public offerings of common stock in the liquidity and capital resources section below.

     Other income, net. Other income, net increased 45.9% to $1.8 million for the three months ended March 31, 2003, from $1.2 million for the three months ended March 31, 2002. The growth in other income, net was principally from interest income associated with the increased levels of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $5.4 million and $3.6 million for the three months ended March 31, 2003 and 2002, respectively. The increase in our effective income tax rate to 39.4% for the three months ended March 31, 2003 from 38.0% for the three months ended March 31, 2002 primarily reflects a decrease in the amount of tax-exempt interest income earned on our portfolio of cash, cash equivalents, and marketable securities and, to a lesser extent, a reduction in the benefit from Federal income tax incentives associated with the location of our Washington, DC office facilities.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $28.2 million and $20.9 million for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, and the collection of membership fees receivable, offset by the decrease in deferred revenues, prepaid expenses and other current assets and accrued incentive compensation. As of March 31, 2003, we had cash, cash equivalents and marketable securities of $245.8 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We generated net cash flows from investing activities of $2.5 million during the three months ended March 31, 2003. During the three months ended March 31, 2003 cash flows from investing activities were generated by maturities of available-for-sale marketable securities of $4.0 million, partially offset by the purchase of leasehold improvements for additional office space in Washington, D.C., computer equipment and software of $1.5 million. We used net cash flows from investing activities of $2.2 million during the three months ended March 31, 2002. During the three months ended March 31, 2002 investing cash flows were used for purchases of leasehold improvements for additional office space in Washington, D.C., computer equipment and software of $1.1 million and for the purchase of available-for-sale marketable securities of $1.1 million

     Cash flows from financing activities. We used net cash flows from financing activities of $5.8 million during the three months ended March 31, 2003 and we generated net cash flows from financing activities of $11.5 during the three months ended March 31, 2002. Net cash used in financing activities during the three months ending March 31, 2003 was primarily attributed to the repurchase of our common stock during the period, which totaled $13.4 million, partially offset by the receipt of $7.3 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 588,000 shares of our common stock in March 2003. Net cash provided by financing activities during the three months ended March 31, 2002 was primarily attributed to the receipt of cash from the exercise of common stock options in conjunction with the sale of 2,100,000 shares of our common stock in March 2002, which totaled $11.2 million.

     At March 31, 2003 and December 31, 2002, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

      Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

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

Item 4. Controls and Procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 2.	Change in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
99.1	Certifications pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

(i)   On February 7, 2003, the Company filed a Current Report on Form 8-K, which included a press release on February 5, 2003, in which the Company reported fourth quarter and annual earnings for 2002 and provided a financial outlook for fiscal 2003. The Company also announced that its Board of Directors authorized a share repurchase of up to $75 million of the Company’s common stock.

(ii)  On March 6, 2003, the Company filed a Current Report on Form 8-K announcing the sale by certain employee stockholders of 588,000 shares of the Company’s common stock, par value $0.01 per share, in a registered public offering and included an underwriting agreement dated March 5, 2003 among the Company, Lehman Brothers Inc. and certain employee stockholders.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003
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

Date: May 6, 2003

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

Date: May 6, 2003

/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer