Form 10-K/A
period 2002-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2003-07-03
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	52-2056410 (I.R.S. Employer Identification Number)

2000 Pennsylvania Avenue, N.W. Washington, D.C. (Address of principal executive offices)	20006 (Zip Code)

(202) 777-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [ ]

     Based upon the closing price of the registrant’s common stock as of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,077,222,095*.

     As of February 21, 2003, The Corporate Executive Board Company had outstanding 37,189,630 shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K/A into which the document is incorporated:

     None.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on February 28, 2003 (the “Original Report on Form 10-K”). The purpose of this Amendment is to correct Note 13 to the Company’s financial statements. The correction is in the calculation of total stock-based employee compensation determined under the fair value method for all awards, net of related tax effects, pro forma net income and pro forma basic and diluted earnings per share for the year ended December 31, 2002. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains the complete text of “Item 8. Financial Statements and Supplementary Data”, as amended.

     This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the correction to Note 13 described above.

PART II

Item 8.      Financial Statements and Supplementary Data

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

Stock-based compensation

     At December 31, 2002, the Company had several stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, see Note 13 for a tabular presentation of the pro-forma stock-based employee compensation cost, net income and basic and diluted earnings per share as if the fair value based method of expense recognition and measurement prescribed by SFAS No. 123 had been applied to all options.

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

8.      Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the years ended December 31, 2000, 2001 and 2002, was $15.8 million, $22.6 million and $33.7 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the balance sheets are comprised solely of the net change in unrealized gains on available-for-sale marketable securities. Unrealized gains, net of tax, on available-for-sale marketable securities amounted to $0.9 million, $0.9 million and $4.1 million during the years ended December 31, 2000, 2001 and 2002, respectively.

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

Transactions

     The following table summarizes the changes in common stock options for the common stock option plans described above:

			Weighted
	Number	Exercise Price	Average
	of Options	per Share	Exercise Price

Outstanding at December 31, 1999	10,384,840	$0.03-19.07	$2.64
Options granted	1,683,000	21.19-33.11	21.75
Options cancelled	(228,234)	0.29-21.19	8.05
Options exercised	(3,998,470)	0.03-13.52	1.34

Outstanding at December 31, 2000	7,841,136	0.03-33.11	7.25
Options granted	1,514,214	26.01-43.10	31.09
Options cancelled	(159,500)	9.50-41.38	22.16
Options exercised	(3,727,882)	0.03-30.19	3.71

Outstanding at December 31, 2001	5,467,968	0.03-43.10	15.78
Options granted	2,111,000	27.62-36.81	32.34
Options cancelled	(293,474)	9.50-33.63	27.31
Options exercised	(2,266,091)	0.03-31.00	5.76

Outstanding at December 31, 2002	5,019,403	$0.21-43.10	$26.61

     Information with respect to the common stock option plans outstanding at December 31, 2002, is as follows:

		Weighted	Average
	Number Outstanding	Average	Remaining
	as of	Exercise	Contractual
Range of Exercise Prices	December 31, 2002	Price	Life-Years

$0.21-$7.12	141,320	$2.94	2.22
9.50 - 13.52	579,586	9.56	6.15
19.07 - 21.19	856,508	21.18	7.15
26.01 - 32.23	1,465,989	30.71	8.31
32.41 - 43.10	1,976,000	32.61	9.16

$0.21-$43.10	5,019,403	$26.61	8.02

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

	Year Ended December 31,

	2000	2001	2002

Net income, as reported	$14,920	$21,632	$29,601
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	6,586	8,842	16,538

Pro forma net income	$8,334	$12,790	$13,063

Earnings per share:
Basic — as reported	$0.49	$0.64	$0.81
Basic — pro forma	$0.27	$0.38	$0.36
Diluted — as reported	$0.43	$0.59	$0.79
Diluted — pro forma	$0.24	$0.35	$0.35

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements of the registrant and report of Independent Auditors are included in Item 8 hereof: Report of Independent Auditors Balance Sheets as of December 31, 2001 and 2002, Statements of Income for the years ended December 31, 2000, 2001 and 2002, Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002, Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002, and Notes to Financial Statements.
(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted.
(a)(3)	The following exhibits are either provided with this Form 10-K/A or are incorporated herein by reference:

Exhibit
No.	Description of Exhibit

1.1	[Omitted]
3.1	Second Amended and Restated Certificate of Incorporation.*
3.2	Amended and Restated Bylaws.*
4.1	Specimen Common Stock Certificate.*
5.1	[Omitted]
10.1	Employment Agreement, dated January 21, 1999, between the Company and James J. McGonigle.*†
10.2	Employment Agreement, dated November 1, 1998, between the Company and Clay M. Whitson.*†
10.3	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and James J. McGonigle, as amended on January 21, 1999.*†
10.4	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of April 15, 1998, between the Company and Harold L. Siebert.*†
10.5	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, dated as of November 1, 1998, between the Company and Clay M. Whitson.*†
10.11	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between the Company and Derek C. van Bever, as amended on July 21, 1998.*†
10.12	Form of Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, including form of amendment.*
10.13	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between the Company and James J. McGonigle.*
10.14	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, effective as of April 15, 1998, between the Company and Harold L. Siebert.*
10.15	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated November 1, 1998, between the Company and Clay M. Whitson.*
10.16	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated October 30, 1997, between the Company and Michael A. D’Amato.*
10.17	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated October 30, 1997, between the Company and Jeffrey D. Zients.*
10.18	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*
10.19	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*
10.20	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-Qualified Stock Options.*
10.21	[omitted]
10.22	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*
10.23	2001 Stock Option Plan. ##
10.24	2002 Non-Executive Stock Incentive Plan. ††
10.25	[omitted]

No.	Description of Exhibit

10.26	Cross-Indemnification Agreement, dated as of January 21, 1999, between David G. Bradley and The Corporate Executive Board Company.*
10.27	Administrative Services Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*
10.28	Member Contracts Agreement, dated as of October 31, 1997, between The Advisory Board Company and The Corporate Executive Board Company.*
10.29	Vendor Contracts Agreement, dated as of October 31, 1997, as amended and restated on July 21, 1998, between The Advisory Board Company and The Corporate Executive Board Company.*
10.30	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #
10.31	Distribution Agreement, dated as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*
10.32	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*
10.33	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*
10.34	Letter agreement regarding the special bonus plan.*†
10.35	Amended and Restated “Liquid Markets” Agreement, dated August 20, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on December 28, 1998.*†
10.36	Form of term sheet for director non-qualified stock options. ††
10.37	Employee Stock Purchase Plan dated June 23, 2000.**†
10.38	Loan Agreement by and between Bank of America, N.A. and the Corporate Executive Board dated May 25, 2000.***
10.39	Employment Agreement, dated March 20, 2002, between the Company and Michael A. Archer.ä†
21.1	List of the Subsidiaries of The Corporate Executive Board Company: None.
23.1	Consent of Ernst and Young LLP.
99.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).
**	Incorporated by reference to exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
***	Incorporated by reference to exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
#	Amendments incorporated by reference to exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).
†	Compensation arrangement.
ä	Incorporated by reference to exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.
††	Incorporated by reference to exhibit of the same number from the registrant’s Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended December 31, 2002.

(b)	Reports on Form 8-K.

None.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(d)	Financial statements schedules: The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

Signatures

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of July 3, 2003.

The Corporate Executive Board Company By: /s/ James J. McGonigle James J. McGonigle Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James J. McGonigle James J. McGonigle	Chief Executive Officer and Director, Chairman of the Board (Principal Executive Officer)	July 3, 2003

/s/ Timothy R. Yost Timothy R. Yost	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 3, 2003

/s/ Robert C. Hall Robert C. Hall	Director	July 3, 2003

/s/ Nancy J. Karch Nancy J. Karch	Director	July 3, 2003

/s/ David W. Kenny David W. Kenny	Director	July 3, 2003

/s/ Thomas L. Monahan III Thomas L. Monahan III	Director	July 3, 2003

/s/ Harold L. Siebert Harold L. Siebert	Director	July 3, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. McGonigle, certify that:

1.	I have reviewed this annual report on Form 10-K/A of The Corporate Executive Board Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: July 3, 2003

/s/ James J. McGonigle James J. McGonigle Chairman of the Board of Directors and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy R. Yost, certify that:

1.	I have reviewed this annual report on Form 10-K/A of The Corporate Executive Board Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003

/s/ Timothy R. Yost Timothy R. Yost Chief Financial Officer

Exhibit Index

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP.

99.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.