Form 10-Q
period 2003-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2003-08-14
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

               (Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact Name Of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2056410 (IRS Employer Identification No.)

2000 Pennsylvania Avenue, NW Suite 6000 Washington, DC (Address of Principal Executive Offices)	20006 (Zip Code)

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 8, 2003, we had outstanding 37,803,265 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,680	$71,346
Marketable securities	24,528	17,030
Membership fees receivable, net	28,030	50,356
Deferred income taxes, net	29,876	28,806
Deferred incentive compensation	4,718	4,974
Prepaid expenses and other current assets	6,365	3,668

Total current assets	135,197	176,180

Deferred income taxes, net	22,477	30,920
Marketable securities	186,209	137,565
Property and equipment, net	15,339	14,916

Total assets	$359,222	$359,581

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$9,559	$12,549
Accrued incentive compensation	5,985	9,660
Deferred revenues	111,363	121,415

Total current liabilities	126,907	143,624

Other liabilities	2,845	2,600

Total liabilities	129,752	146,224

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 37,800,822 and 37,182,846 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	378	372
Additional paid-in capital	142,504	129,846
Retained earnings	95,667	77,844
Accumulated elements of comprehensive income	5,718	5,295
Treasury stock, 439,652 and 0 shares, at cost, at June 30, 2003 and December 31, 2002, respectively	(14,797)	—

Total stockholders’ equity	229,470	213,357

Total liabilities and stockholders’ equity	$359,222	$359,581

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$50,339	$39,547	$97,622	$76,570
Cost of services	17,037	13,016	33,155	26,533

Gross profit	33,302	26,531	64,467	50,037

Costs and expenses:
Member relations and marketing	12,965	9,866	25,352	18,974
General and administrative	5,166	4,606	10,496	8,827
Depreciation	1,393	1,385	2,749	2,589
Stock option and related expenses (1)	2	45	113	668

Total costs and expenses	19,526	15,902	38,710	31,058

Income from operations	13,776	10,629	25,757	18,979
Other income, net	1,880	1,612	3,655	2,829

Income before provision for income taxes	15,656	12,241	29,412	21,808
Provision for income taxes	6,169	4,652	11,589	8,288

Net income	$9,487	$7,589	$17,823	$13,520

Earnings per share:
Basic	$0.25	$0.20	$0.48	$0.37
Diluted	$0.25	$0.20	$0.47	$0.36
Weighted average shares used in the calculation of earnings per share:
Basic	37,372	37,042	37,298	36,292
Diluted	38,415	38,104	38,146	37,611

(1) Composition of Stock Option and Related Expenses:
Cost of services	$—	$13	$74	$330
Member relations and marketing	2	32	5	160
General and administrative	—	—	34	178

Total	$2	$45	$113	$668

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,823	$13,520
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	2,749	2,589
Deferred income taxes	11,468	8,288
Amortization of marketable securities premiums, net	870	638
Changes in operating assets and liabilities:
Membership fees receivable, net	22,326	17,318
Deferred incentive compensation	256	837
Prepaid expenses and other current assets	(2,697)	(389)
Accounts payable and accrued liabilities	(3,006)	(956)
Accrued incentive compensation	(3,675)	(483)
Deferred revenues	(10,052)	(9,882)
Other liabilities	245	598

Net cash flows provided by operating activities	36,307	32,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(3,172)	(1,875)
Maturities (purchases) of marketable securities, net	(56,200)	(66,864)

Net cash flows used in investing activities	(59,372)	(68,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	7,842	11,960
Proceeds from the issuance of common stock under the employee stock purchase plan	338	325
Purchase of treasury stock	(14,797)	—
Reimbursement of common stock offering costs	175	300
Payment of common stock offering costs	(159)	(172)

Net cash flows provided by (used in) financing activities	(6,601)	12,413

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,666)	(24,248)
Cash and cash equivalents, beginning of period	71,346	48,271

Cash and cash equivalents, end of period	$41,680	$24,023

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

Note 2 — Condensed financial statements

     The accompanying condensed unaudited financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC on February 28, 2003, as amended by the Company’s Form 10-K/A filed with the SEC on July 3, 2003.

     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003, or any other period within calendar year 2003.

Note 3 — New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial position or results of operations. The provisions of FIN 46 are applicable in the first interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003.

Note 4 — Public offerings of common stock

     In March 2003 and 2002, certain of the Company’s shareholders sold 588,000 and 2,100,000 shares of our common stock, respectively, in registered public offerings. The Company did not directly receive any proceeds from the sale of our common stock pursuant to these registered public offerings. However, it did receive cash from the exercise of common stock options in conjunction with the registered public offerings. In addition, the Company recognized $83,000 and $623,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offerings in March 2003 and 2002, respectively. The additional FICA taxes are included within “Stock option and related expenses” on the condensed statements of income for the three and six months ended June 30, 2003 and 2002.

Note 5 — Earnings per share

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

	Three months		Six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Basic weighted average common shares outstanding	37,372	37,042	37,298	36,292
Weighted average common share equivalents outstanding	1,043	1,062	848	1,319

Diluted weighted average common shares outstanding	38,415	38,104	38,146	37,611

Note 6 — Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended June 30, 2003 and 2002, was $10.4 million and $9.5 million, respectively. Comprehensive income for the six months ended June 30, 2003 and 2002, was $18.3 million and $14.7 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed balance sheets are comprised solely of the change in unrealized gains on available-for-sale marketable securities.

Note 7 — Supplemental cash flows disclosures

     For the six months ended June 30, 2003 and 2002, the Company recognized $4.5 million and $21.8 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. Estimated current income tax payments for the six months ended June 30, 2003 and 2002, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options.

Note 8 — Stockholders’ equity

     In February 2003, the Company’s Board of Directors authorized a share repurchase of up to $75 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company will fund its share repurchases with cash on hand and cash generated from operations. During the six months ending June 30, 2003, the Company purchased treasury stock totaling $14.8 million. As of June 30, 2003, 439,652 shares have been repurchased under the program.

Note 9 — Stock-based compensation

     At June 30, 2003, the Company had several stock-based employee compensation plans. These plans provide for the granting of stock options and restricted stock to employees and non-employee members of our Board of Directors. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). Pursuant to FASB Interpretation No. 44, stock incentives granted to non-employee members of our Board of Directors are accounted for under the provisions of APB No. 25. In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	For the three months		For the six months
	ending June 30,		ending June 30,

	2003	2002	2003	2002

Net income, as reported	$9,487	$7,589	$17,823	$13,520
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	4,101	4,923	7,941	7,914

Pro forma net income	$5,386	$2,666	$9,882	$5,606

Earnings per share:
Basic — as reported	$0.25	$0.20	$0.48	$0.37
Basic — pro forma	$0.14	$0.07	$0.26	$0.15
Diluted — as reported	$0.25	$0.20	$0.47	$0.36
Diluted — pro forma	$0.14	$0.07	$0.26	$0.15
Assumptions:
Risk-free interest rate	2.6%	3.1%	2.7%	3.1%
Dividend yield	zero	zero	zero	zero
Expected life of option (in years)	5	5	5	5
Expected volatility	55%	63%	55%	63%

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

     The weighted-average fair value of Company options granted during the three months ended June 30, 2003 and 2002 was $18.81 per share and $19.72 per share, respectively. The weighted-average fair value of Company options granted during the six months ended June 30, 2003 and 2002 was $16.12 per share and $17.95 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The stock-based compensation expense calculated above, under the provisions of SFAS No. 123, may not necessarily be indicative of future results.

Note 10 — Commitments and contingencies

Washington, DC income tax incentives

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

     The Company has performed an analysis to support its position that it meets the definition of a QHTC under the provisions of the Act. Accordingly, the Company will amend its 2001 Washington, DC income tax return and certain sales and use tax returns, to file as a QHTC. As a QHTC, the Company’s Washington, DC income tax rate will be 0.0% and the Company will be eligible for certain Washington, DC income tax credits. In addition the Company will be entitled to relief from certain sales and use taxes. While the Company believes it qualifies as a QHTC, the Company believes it should not recognize the impact of this election within the financial statements for the three and six months ended June 30, 2003, because of uncertainties inherent in its status under the regulations, as adopted.

     For financial reporting purposes, the Company has valued its deferred income tax assets and liabilities using Washington, DC’s currently enacted income tax rate of 9.975%. Additionally, the Company has continued to provide for income, sales and use taxes as if it were not a QHTC. However, if the Company had received a determination that it qualified for QHTC status, it would have recorded a charge to earnings of approximately $8.2 million, representing the impact on its existing deferred tax asset of lowering the Washington, DC income tax rate to 0.0%, net of any income tax credits discussed above, and it would have recognized a refund for an immaterial amount of sales and use taxes paid or accrued for and after 2001. When the Company concludes it is more likely than not that it will receive a favorable determination from the Office of Tax and Revenue accepting it’s election as a QHTC, the Company will record the applicable charge. A determination of its QHTC status by the Office of Tax and Revenue could be in the form of a positive outcome of a QHTC audit, a refund of previously paid sales and use tax or another form of communication from the Office of Tax and Revenue. However, the Company cannot be certain as to the form or timing of such determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, whether the Washington, DC Office of Tax and Revenue accepts our QHTC status, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to our content, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, and possible volatility of our stock price. These factors are discussed more fully below and in our 2002 annual report on Form 10-K that we filed with the Securities and Exchange Commission on February 28, 2003, as amended. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is its annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 27.1% to $193.4 million at June 30, 2003, from $152.2 million at June 30, 2002.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Stock option and related expenses includes additional cash payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months		Six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	33.8	32.9	34.0	34.7

Gross profit	66.2	67.1	66.0	65.3

Costs and expenses:
Member relations and marketing	25.8	24.9	26.0	24.8
General and administrative	10.3	11.6	10.8	11.5
Depreciation	2.8	3.5	2.8	3.4
Stock option and related expenses	—	—	0.1	1.0

Total costs and expenses	38.8	40.2	39.7	40.6

Income from operations	27.4	26.9	26.4	24.8
Other income, net	3.7	4.1	3.7	3.7

Income before provision for income taxes	31.1	31.0	30.1	28.5
Provision for income taxes	12.3	11.8	11.9	10.8

Net income	18.8%	19.2%	18.3%	17.7%

Three and Six Months Ended June 30, 2003 and 2002

     Revenues. Revenues increased 27.3% to $50.3 million for the three months ended June 30, 2003, from $39.5 million for the three months ended June 30, 2002. Revenues increased 27.5% to $97.6 million for the six months ended June 30, 2003, from $76.6 million for the six months ended June 30, 2002. The largest driver of the increase in revenues during the three and six months ended June 30, 2003 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and six months ended June 30, 2003 included the introduction of new research programs, price increases and the addition of new members.

     Cost of services. Cost of services increased 30.9% to $17.0 million for the three months ended June 30, 2003, from $13.0 million for the three months ended June 30, 2002. Cost of services increased 25.0% to $33.2 million for the six months ended June 30, 2003, from $26.5 million for the six months ended June 30, 2002. The increase in cost of services was principally due to compensation costs for new research and executive education staff and the increase in external research and consulting expenses to support our new program launches. Over the past four quarters we have launched five new research programs. Cost of services as a percentage of revenues increased to 33.8% for the three months ended June 30, 2003, from 32.9% for the three months ended June 30, 2002. Cost of services as a percentage of revenues decreased to 34.0% for the six months ended June 30, 2003, from 34.7% for the six months ended June 30, 2002. The year-over-year changes in the three and six months ended June 30, 2003 are due to the leverage inherent in our membership-based business model and a shift in the timing of our publishing and executive education seminar schedule relative to the period ending June 30, 2002. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of executive education seminars, the timing of the completion and delivery of best practices research studies and the introduction of new research programs. Accordingly, the cost of services as a percentage of revenues for the three and six months ended June 30, 2003 may not be indicative of future results.

     Gross profit. Historically, the gross profit margin (gross profit as a percentage of revenues) has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin for the three and six months ended June 30, 2003, may not be indicative of future results. A number of the factors that impact gross profit margin are discussed in the costs of services description above.

     Member relations and marketing. Member relations and marketing costs increased 31.4% to $13.0 million for the three months ended June 30, 2003 from $9.9 million for the three months ended June 30, 2002. Member relations and marketing costs increased 33.6% to $25.4 million for the six months ended June 30, 2003 from $19.0 million for the six months ended June 30, 2002. The increase in member relations and marketing costs is due to the increase in sales staff and related costs, the increase in travel expenses associated with the new sales staff, the increase in commission expense associated with increased revenues and, to a lesser extent, the increase in member relations personnel and related costs to support our expanding membership base. Member relations and marketing costs as a percentage of revenues has increased to 25.8% for the three months ended June 30, 2003, from 24.9% for the three months ended June 30, 2002. Member relations and marketing costs as a percentage of revenues has increased to 26.0% for the six months ended June 30, 2003, from 24.8% for the six months ended June 30, 2002. The year-over-year increase for the three and six months ending June 30, 2003 is due to the addition of member relations and marketing personnel and the related costs to support our expanding member base.

     General and administrative. General and administrative expenses increased 12.2% to $5.2 million for the three months ended June 30, 2003, from $4.6 million for the three months ended June 30, 2002. General and administrative expenses increased 18.9% to $10.5 million for the six months ended June 30, 2003, from $8.8 million for the six months ended June 30, 2002. The increase in general and administrative expenses is principally due to recruiting costs for new research, executive education and sales staff. The additional costs were attributable to the increased use of external search firms and the payment of signing and referral incentives. Although general and administrative expenses increased for the reasons noted above during the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, general and administrative expenses as a percentage of revenues decreased slightly. As a percentage of revenues, general and administrative expenses decreased to 10.3% and 10.8% for the three and six months ended June 30, 2003, respectively, from 11.6% and 11.5% for the three and six months ended June 30, 2002, respectively. This decrease is due to the fixed nature of a portion of these costs, which are not significantly affected on a quarterly basis by growth in revenues and we expect that the general and administrative expenses as a percentage of revenues will decline across the remainder of 2003.

     Depreciation. Depreciation expense increased 0.6% to $1.4 million for the three months ended June 30, 2003, from $1.4 million for the three months ended June 30, 2002. Depreciation expense increased 6.2% to $2.7 million for the six months ended June 30, 2003, from $2.6 million for the six months ended June 30, 2002. Depreciation expense principally consists of the depreciation of leasehold improvements for office space in Washington, DC and of computer equipment and software.

     Stock option and related expenses. We recognized $2,000 and $45,000 in compensation expense for the three months ended June 30, 2003 and 2002, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options. We recognized $113,000 and $668,000 in compensation expense for the six months ended June 30, 2003 and 2002, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings in March 2003 and March 2002. See the liquidity and capital resources section below for further discussion of the sale of our common stock in the registered public offerings of our common stock in March 2003 and 2002.

     Other income, net. Other income, net increased 16.6% to $1.9 million for the three months ended June 30, 2003, from $1.6 million for the three months ended June 30, 2002. Other income, net increased 29.2% to $3.7 million for the six months ended June 30, 2003, from $2.8 million for the six months ended June 30, 2002. The growth in other income, net was principally from interest income associated with the increased levels of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities which are discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $6.2 million and $4.7 million for the three months ended June 30, 2003 and 2002, respectively. We recorded a provision for income taxes of $11.6 million and $8.3 million for the six months ended June 30, 2003 and 2002, respectively. The increase in our effective income tax rate to 39.4% for the three and six months ended June 30, 2003 from 38.0% for the three and six months ended June 30, 2002 primarily reflects a decrease in the amount of tax-exempt interest income earned on our portfolio of cash, cash equivalents and marketable securities and, to a lesser extent, a reduction in the benefit from Federal income tax incentives associated with the location of our Washington, DC office facilities.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $36.3 million and $32.1 million for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options and the collection of membership fees receivable, offset by the decrease in deferred revenues, accrued incentive compensation and accounts payable and accrued liabilities. As of June 30, 2003, we had cash, cash equivalents and marketable securities of $252.4 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows from investing activities of $59.4 million and $68.7 million during the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003 investing cash flows were used for purchases of leasehold improvements for additional office space in Washington, DC, computer equipment and software of $3.2 million and for the purchase, net of sales and maturities, of available-for-sale marketable securities of $56.2 million. During the six months ended June 30, 2002 investing cash flows were used for purchases of leasehold improvements for additional office space in Washington, DC, computer equipment and software of $1.9 million and for the purchase, net of maturities, of available-for-sale marketable securities of $66.9 million

     Cash flows from financing activities. We used net cash flows from financing activities of $6.6 million during the six months ended June 30, 2003 and we generated net cash flows from financing activities of $12.4 million during the six months ended June 30, 2002. Net cash used in financing activities during the six months ending June 30, 2003 was primarily attributed to the repurchase of our common stock during the period, which totaled $14.8 million, partially offset by the receipt of $7.8 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 588,000 shares of our common stock in a registered public offering in March 2003. Net cash provided by financing activities during the six months ended June 30, 2002 was primarily attributed to the receipt of cash from the exercise of common stock options primarily in conjunction with the sale of 2,100,000 shares of our common stock in a registered public offering in March 2002, which totaled $11.2 million.

     At June 30, 2003 and December 31, 2002, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

     Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K, as amended, we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, as amended, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of U.S. Treasury notes and bonds and insured Washington, DC tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. During the period covered by this quarterly report, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 2. Change in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of The Corporate Executive Board Company was held on June 6, 2003. The following is a tabulation of the voting on the proposals presented at the Annual Meeting of Stockholders:

Proposal No. 1 – Election of Directors. The following nominees were elected as directors, each to serve until the next annual meeting of stockholders or until a succesor is named and qualified:

	SHARES	SHARES
	VOTED FOR	WITHHELD

James J. McGonigle	19,803,067	13,908,666
Robert C. Hall	32,180,388	1,531,345
Nancy J. Karch	32,180,977	1,530,756
David W. Kenny	32,180,026	1,531,707
Thomas L. Monahan III	19,646,760	14,064,973
Harold L. Siebert	33,302,488	409,245

Proposal No. 2 – Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Auditors for the Year Ending December 31, 2003

The appointment of Ernst & Young LLP was ratified

SHARES VOTED FOR	32,287,111
SHARES VOTED AGAINST	416,927
SHARES VOTED TO ABSTAIN	7,695

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description
31	Certifications pursuant to Rule 13a-14(a)/15d-14(a)
32	Certifications pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

(i)	On April 24, 2003, the Company filed a Current Report on Form 8-K, which included a press release dated April 23, 2003, in which the Company reported first quarter earnings for 2003 and provided a financial outlook for fiscal 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003

The Corporate Executive Board Company

By: /s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)