Form 10-Q
period 2003-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2003-11-14
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2056410
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

2000 Pennsylvania Avenue, NW
Suite 6000
Washington, DC	20006
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 7, 2003, we had outstanding 37,274,019 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,908	$71,346
Marketable securities	21,585	17,030
Membership fees receivable, net	28,751	50,356
Deferred income taxes, net	24,568	28,806
Deferred incentive compensation	4,759	4,974
Prepaid expenses and other current assets	6,149	3,668

Total current assets	144,720	176,180

Deferred income taxes, net	18,957	30,920
Marketable securities	179,590	137,565
Property and equipment, net	15,458	14,916

Total assets	$358,725	$359,581

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,896	$12,549
Accrued incentive compensation	7,275	9,660
Deferred revenues	106,260	121,415

Total current liabilities	125,431	143,624

Other liabilities	2,694	2,600

Total liabilities	128,125	146,224

Stockholders’ equity:

Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 37,814,021 and 37,182,846 shares issued as of September 30, 2003 and December 31, 2002, respectively and 37,271, 269 and 37,182,846 shares outstanding as of September 30, 2003 and December 31, 2002, respectively	378	372
Additional paid-in capital	142,934	129,846
Retained earnings	101,180	77,844
Accumulated elements of other comprehensive income	5,312	5,295
Treasury stock, 542,752 and 0 shares, at cost, at September 30, 2003 and December 31, 2002, respectively	(19,204)	—

Total stockholders’ equity	230,600	213,357

Total liabilities and stockholders’ equity	$358,725	$359,581

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues	$53,758	$41,275	$151,380	$117,845
Cost of services	18,225	14,126	51,380	40,659

Gross profit	35,533	27,149	100,000	77,186

Costs and expenses:
Member relations and marketing	14,375	10,248	39,727	29,222
General and administrative	5,293	4,388	15,789	13,215
Depreciation	1,343	1,399	4,092	3,988
Stock option and related expenses (1)	—	—	113	668

Total costs and expenses	21,011	16,035	59,721	47,093

Income from operations	14,522	11,114	40,279	30,093
Other income, net	1,925	1,734	5,580	4,563

Income before provision for income taxes	16,447	12,848	45,859	34,656
Provision for income taxes	10,934	5,011	22,523	13,299

Net income	$5,513	$7,837	$23,336	$21,357

Earnings per share:
Basic	$0.15	$0.21	$0.63	$0.58
Diluted	$0.14	$0.21	$0.61	$0.57
Weighted average shares used in the calculation of earnings per share:
Basic	37,308	37,123	37,298	36,572
Diluted	38,762	37,734	38,403	37,607

(1) Composition of Stock option and related expenses:

Cost of services	$—	$—	$74	$330
Member relations and marketing	—	—	5	160
General and administrative	—	—	34	178

Total	$—	$—	$113	$668

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,336	$21,357
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,092	3,988
Deferred income taxes	21,777	13,299
Amortization of marketable securities premiums, net	1,550	1,072
Changes in operating assets and liabilities:
Membership fees receivable, net	21,605	15,575
Deferred incentive compensation	215	665
Prepaid expenses and other current assets	(2,481)	(1,281)
Accounts payable and accrued liabilities	(669)	(222)
Accrued incentive compensation	(2,385)	717
Deferred revenues	(15,155)	(11,682)
Other liabilities	94	846

Net cash flows provided by operating activites	51,979	44,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(4,634)	(2,483)
Maturity (purchase) of marketable securities, net	(49,166)	(69,176)

Net cash flows used in investing activities	(53,800)	(71,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	8,031	12,409
Proceeds from the issuance of common stock under the employee stock purchase plan	540	485
Purchase of treasury stock	(19,204)	—
Reimbursement of common stock offering costs	175	300
Payment of common stock offering costs	(159)	(172)

Net cash flows provided by (used in) financing activities	(10,617)	13,022

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,438)	(14,303)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,346	48,271

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,908	$33,968

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

Note 2 — Condensed financial statements

     The accompanying condensed unaudited financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC on February 28, 2003, as amended by the Company’s Form 10-K/A filed with the SEC on July 3, 2003.

     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed financial position, results of operations and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 2002 has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003, or any other period within calendar year 2003.

Note 3 — New accounting standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial position or results of operations. The provisions of FIN 46 are applicable in the first reporting period beginning after December 15, 2003 to variable interest entities acquired before February 1, 2003.

Note 4 — Public offerings of common stock

     In March 2003 and 2002, certain of the Company’s shareholders sold 588,000 and 2,100,000 shares of our common stock, respectively, in registered public offerings. The Company did not directly receive any proceeds from the sale of our common stock pursuant to these registered public offerings. However, it did receive cash from the exercise of common stock options in conjunction with the registered public offerings. In addition, the Company recognized $83,000 and $623,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offerings in March 2003 and 2002, respectively. The additional FICA taxes are included within “Stock option and related expenses” on the condensed statements of income for the three and nine months ended September 30, 2003 and 2002.

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

	Three months		Nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Basic weighted average common shares outstanding	37,308	37,123	37,298	36,572
Weighted average common share equivalents outstanding	1,454	611	1,105	1,035

Diluted weighted average common shares outstanding	38,762	37,734	38,403	37,607

Note 6 — Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 2003 and 2002, was $5.1 million and $11.4 million, respectively. Comprehensive income for the nine months ended September 30, 2003 and 2002, was $23.3 million and $26.1 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed balance sheets are composed solely of the change in unrealized gains on available-for-sale marketable securities.

Note 7 — Supplemental cash flows disclosures

     For the nine months ended September 30, 2003 and 2002, the Company recognized $4.5 million and $22.1 million, respectively, in additional paid-in capital for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. Estimated current income tax payments for the nine months ended September 30, 2003 and 2002, have been reduced by the consideration of the tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options.

Note 8 — Stockholders’ equity

     In February 2003, the Company’s Board of Directors authorized a share repurchase of up to $75.0 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company will fund its share repurchases with cash on hand and cash generated from operations. During the nine months ending September 30, 2003, the Company purchased treasury stock totaling $19.2 million. As of September 30, 2003, 542,752 shares have been repurchased under the program.

Note 9 — Stock-based compensation

     At September 30, 2003, the Company had several stock-based employee compensation plans. These plans provide for the granting of stock options and restricted stock to employees and non-employee members of our Board of Directors. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). Pursuant to FASB Interpretation No. 44, stock incentives granted to non-employee members of our Board of Directors are accounted for under the provisions of APB No. 25. In accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value-based method of expense recognition and measurement provisions of SFAS No. 123 to stock-based employee compensation.

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Net income, as reported	$5,513	$7,837	$23,336	$21,357
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	5,068	4,620	13,009	12,534

Pro forma net income (loss)	$445	$3,217	$10,327	$8,823

Earnings per share:
Basic — as reported	$0.15	$0.21	$0.63	$0.58
Basic — pro forma	$0.01	$0.09	$0.27	$0.24
Diluted — as reported	$0.14	$0.21	$0.61	$0.57
Diluted — pro forma	$0.01	$0.09	$0.27	$0.24
Assumptions:
Risk-free interest rate	3.1%	3.1%	2.9%	3.1%
Dividend yield	zero	zero	zero	zero
Expected life of option (in years)	5	5	5	5
Expected volatility	55%	63%	55%	63%

     As described more fully in Note 10, below, the Company has been qualified for certain tax incentives relating to its qualification as a Qualified High Technology Company. In addition to the effect on net income, as reported, which is discussed in Note 10 below, the effect of this qualification was a charge to pro forma net income for the three months ended September 30, 2003 of approximately $516,000, or $0.01 and $0.01 per pro forma basic and diluted earnings per share, respectively, relating primarily to the income tax benefits associated with compensation expense on non-qualified stock options, as calculated in accordance with SFAS No. 123 and recorded for pro forma presentation, during the six months ending June 30, 2003.

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

     The weighted-average fair value of Company options granted during the three months ended September 30, 2003 and 2002 was $21.38 per share and $15.97 per share, respectively. The weighted-average fair value of Company options granted during the nine months ended September 30, 2003 and 2002 was $16.14 per share and $17.85 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The stock-based compensation expense calculated above, under the provisions of SFAS No. 123, may not necessarily be indicative of future results.

Note 10 — Income taxes

Washington, D.C. income tax incentives

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). In October 2003, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted. As a QHTC, the Company’s Washington, D.C. statutory income tax rate will be 0.0% through 2005 and 6.0% thereafter, versus 9.975% prior to this qualification. In addition, the Company is also eligible for certain Washington, D.C. income tax credits and other benefits.

The Company recorded a non-cash income tax charge to earnings of $8.2 million during the three and nine months ended September 30, 2003 for the impact on its deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%, partially offset by the recognition of certain Washington, D.C. income tax credits. Additionally, during the three months ended September 30, 2003, the Company reduced the provision for income taxes by $2.4 million to reflect a true-up of the provision for income taxes originally recorded at 39.4% during the six months ended June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to our content, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes to our effective income tax rate, whether the Washington, D.C. Office of Tax and Revenue reassesses our Qualified High Technology Company status and possible volatility of our stock price. These factors are discussed more fully below and in our 2002 annual report on Form 10-K that we filed with the Securities and Exchange Commission on February 28, 2003, as amended. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is its annualized Contract value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract value has increased 27.2% to $207.8 million at September 30, 2003, from $163.4 million at September 30, 2002.

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

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	33.9	34.2	33.9	34.5

Gross profit	66.1	65.8	66.1	65.5

Costs and expenses:
Member relations and marketing	26.7	24.8	26.2	24.8
General and administrative	9.8	10.6	10.4	11.2
Depreciation	2.5	3.4	2.7	3.4
Stock option and related expenses	—	—	0.1	0.6

Total costs and expenses	39.1	38.8	39.5	40.0

Income from operations	27.0	26.9	26.6	25.5
Other income, net	3.6	4.2	3.7	3.9

Income before provision for income taxes	30.6	31.1	30.3	29.4
Provision for income taxes	20.3	12.1	14.9	11.3

Net income	10.3%	19.0%	15.4%	18.1%

Three and Nine months Ended September 30, 2003 and 2002

     Revenues. Revenues increased 30.2% to $53.8 million for the three months ended September 30, 2003, from $41.3 million for the three months ended September 30, 2002. Revenues increased 28.5% to $151.4 million for the nine months ended September 30, 2003, from $117.8 million for the nine months ended September 30, 2002. The largest drivers of the increase in revenues during the three and nine months ended September 30, 2003 were the cross-selling of additional subscriptions to existing members and price increases. Other drivers contributing to the increase in revenues for the three and nine months ended September 30, 2003 included the introduction of new research programs and the addition of new members.

     Cost of services. Cost of services increased 29.0% to $18.2 million for the three months ended September 30, 2003, from $14.1 million for the three months ended September 30, 2002. Cost of services increased 26.4% to $51.4 million for the nine months ended September 30, 2003, from $40.7 million for the nine months ended September 30, 2002. The increase in cost of services was principally due to compensation costs for new research and executive education staff and an increase in external consulting expenses to support our new and existing program launches. Over the past four quarters we have launched five new research programs. Cost of services as a percentage of revenues decreased to 33.9% for the three months ended September 30, 2003, from 34.2% for the three months ended September 30, 2002. Cost of services as a percentage of revenues decreased to 33.9% for the nine months ended September 30, 2003, from 34.5% for the nine months ended September 30, 2002. The year-over-year changes in the three and nine months ended September 30, 2003 are due to the leverage inherent in our membership-based business model. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of executive education seminars, the timing of the completion and delivery of best practices research studies and the introduction of new research programs. Accordingly, the cost of services as a percentage of revenues for the three and nine months ended September 30, 2003 may not be indicative of future results.

     Gross profit. Historically, the gross profit margin (gross profit as a percentage of revenues) has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin for the three and nine months ended September 30, 2003, may not be indicative of future results. A number of the factors that impact gross profit margin are discussed in the costs of services description above.

     Member relations and marketing. Member relations and marketing costs increased 40.3% to $14.4 million for the three months ended September 30, 2003 from $10.2 million for the three months ended September 30, 2002. Member relations and marketing costs increased 35.9% to $39.7 million for the nine months ended September 30, 2003 from $29.2 million for the nine months ended September 30, 2002. The increase in member relations and marketing costs is due to the increase in sales staff and related costs, the increase in travel expenses associated with the new sales staff, the increase in commission expense associated with increased revenues and, to a lesser extent, the increase in member relations personnel and related costs to support our expanding membership base. Member relations and marketing costs as a percentage of revenues has increased to 26.7% for the three months ended September 30, 2003, from 24.8% for the three months ended September 30, 2002. Member relations and marketing costs as a percentage of revenues has increased to 26.2% for the nine months ended September 30, 2003, from 24.8% for the nine months ended September 30, 2002. The year-over-year increase in member relations and marketing costs as a percentage of revenues for the three and nine months ending September 30, 2003 is due primarily to the addition of sales staff and the related costs to support our expanding member base.

     General and administrative. General and administrative expenses increased 20.6% to $5.3 million for the three months ended September 30, 2003, from $4.4 million for the three months ended September 30, 2002. General and administrative expenses increased 19.5% to $15.8 million for the nine months ended September 30, 2003, from $13.2 million for the nine months ended September 30, 2002. The increase in general and administrative expenses is principally due to recruiting costs for new research and executive education staff. The additional costs were attributable to the increased use of external search firms and the payment of signing and referral incentives. As a percentage of revenues, general and administrative expenses decreased to 9.8% and 10.6% for the three and nine months ended September 30, 2003, respectively, from 10.4% and 11.2% for the three and nine months ended September 30, 2002, respectively. This decrease is due to the fixed nature of a portion of these costs, which are not significantly affected on a quarterly basis by growth in revenues.

     Depreciation. Depreciation expense decreased 4.0% to $1.3 million for the three months ended September 30, 2003, from $1.4 million for the three months ended September 30, 2002. Depreciation expense increased 2.6% to $4.1 million for the nine months ended September 30, 2003, from $4.0 million for the nine months ended September 30, 2002. Depreciation expense principally consists of the depreciation of leasehold improvements for office space in Washington, D.C. and of computer equipment and software.

     Stock option and related expenses. We recognized $113,000 and $668,000 in compensation expense for the nine months ended September 30, 2003 and 2002, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings in March 2003 and March 2002. See the liquidity and capital resources section below for further discussion of the sale of our common stock in the registered public offerings of our common stock in March 2003 and 2002.

     Other income, net. Other income, net increased 11.0% to $1.9 million for the three months ended September 30, 2003, from $1.7 million for the three months ended September 30, 2002. Other income, net increased 22.3% to $5.6 million for the nine months ended September 30, 2003, from $4.6 million for the nine months ended September 30, 2002. The growth in other income, net was principally from interest income associated with the increased levels of cash, cash equivalents and marketable securities.

Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities which are discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $10.9 million and $5.0 million for the three months ended September 30, 2003 and 2002, respectively. We recorded a provision for income taxes of $22.5 million and $13.3 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in the provision for income taxes and the effective income tax rate for the three and nine months ended September 30, 2003, as compared to 2002, primarily reflects a non-cash income tax charge to earnings to recognize the benefits associated with our new status as a Qualified High Technology Company (“QHTC”) within Washington, D.C.

     In October 2003, we received notification from the Office of Tax and Revenue of the Government of the District of Columbia (“The Office of Tax and Revenue”) that our certification as a QHTC had been accepted. As a QHTC, our Washington, D.C. statutory income tax rate will be 0.0% through 2005 and 6.0% thereafter, versus 9.975% prior to this qualification. In addition, we are eligible for certain Washington, D.C. income tax credits and other benefits. Accordingly, we recorded a non-cash income tax charge to earnings of $8.2 million during the three and nine months ended September 30, 2003 for the impact on our deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%, partially offset by the recognition of certain Washington, D.C. income tax credits. Additionally, during the three months ended September 30, 2003, we reduced the provision for income taxes by $2.4 million to reflect a true-up of the provision for income taxes originally recorded at 39.4% during the six months ended June 30, 2003.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $52.0 million and $44.3 million for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, the consideration of the non-cash charge to earnings associated with our new QHTC status and the collection of membership fees receivable, offset by the decrease in deferred revenues and the increase in prepaid expenses and other current assets. As of September 30, 2003, we had cash, cash equivalents and marketable securities of $260.1 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows from investing activities of $53.8 million and $71.7 million during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003 investing cash flows were used for purchases of leasehold improvements for additional office space in Washington, D.C., computer equipment and software of $4.6 million and for the purchase, net of sales and maturities, of available-for-sale marketable securities of $49.2 million. During the nine months ended September 30, 2002 investing cash flows were used for purchases of leasehold improvements for additional office space in Washington, D.C., computer equipment and software of $2.5 million and for the purchase, net of maturities, of available-for-sale marketable securities of $69.2 million.

     Cash flows from financing activities. We used net cash flows from financing activities of $10.6 million during the nine months ended September 30, 2003 and we generated net cash flows from financing activities of $13.0 million during the nine months ended September 30, 2002. Net cash used in financing activities during the nine months ending September 30, 2003 was primarily attributed to the repurchase of shares of our common stock during the period, for $19.2 million, partially offset by the receipt of $8.0 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 588,000 shares of our common stock in a registered public offering in March 2003. Net cash provided by financing activities during the nine months ended September 30, 2002 was primarily attributed to the receipt of $12.4 million in cash from the exercise of common stock options primarily in conjunction with the sale of 2,100,000 shares of our common stock in a registered public offering in March 2002.

     At September 30, 2003 and December 31, 2002, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

     Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K, as amended, we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, as amended, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them, except for the policy surrounding Washington, D.C. income tax incentives, discussed below.

Washington D.C. income tax incentives

     The Office of Tax and Revenue has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the Washington, D.C. income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a QHTC. In October 2003, we received notification from the Office of Tax and Revenue that our certification as a QHTC under the Act has been accepted. As a QHTC, our Washington, D.C. statutory income tax rate will 0.0% through 2005 and 6.0% thereafter, versus 9.975% prior to this qualification. In addition, we are also eligible for certain Washington, D.C. income tax credits and other benefits.

     We recorded a non-cash income tax charge to earnings of $8.2 million during the three and nine months ended September 30, 2003 for the impact on our deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%. Additionally, during the three months ended September 30, 2003, we reduced the provision for income taxes by $2.4 million to reflect a true-up of the provision for income taxes originally recorded at 39.4% during the six months ended June 30, 2003.

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

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. During the period covered by this quarterly report, there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

  None.

Item 3.   Defaults Upon Senior Securities.

  None.

Item 4.   Submission of Matters to a Vote of Security Holders.

  None.

Item 5.   Other Information.

  None.

Item 6.   Exhibits and Reports on Form 8-K

                (a) Exhibits:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

                (b) Reports on Form 8-K:

(i)	On July 25, 2003, the Company furnished a Current Report on Form 8-K, which included a press release dated July 23, 2003, in which the Company reported second quarter earnings for 2003 and provided a financial outlook for fiscal 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003

The Corporate Executive Board Company

By: /s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)