Form 10-K
period 2003-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2004-03-02
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003.
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

     Based upon the closing price of the registrant’s common stock as of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,371,283,192*.

     As of February 6, 2004, The Corporate Executive Board Company had outstanding 37,289,851 shares of Common Stock, par value $0.01 per share.

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

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, including information incorporated into this document by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements, and are contained throughout this Annual Report on Form 10-K, including under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans” or “estimates” or similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date this Annual Report on Form 10-K is filed. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

     We provide “best practices” research, decision support tools and executive education focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. We are a Delaware corporation formed in October 1997. We maintain our executive offices in Washington, D.C., at 2000 Pennsylvania Avenue, N.W., Suite 6000, Washington, D.C. 20006.

     We provide research and analysis to a membership of over 2,100 of the world’s largest and most prestigious corporations. For a fixed annual fee, members of each research program have access to an integrated set of services, typically including:

•	best practices research studies,

•	executive education seminars,

•	customized research briefs,

•	Web-based access to the program’s digital content database and

•	decision support tools.

     For each of the last three years, our client renewal rate (defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members) has equaled 90%. More than 75% of the Fortune 500 companies are members of The Corporate Executive Board.

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

     We offer 27 research programs, each focusing on separate business constituencies within the following practice areas:

•	human resources,

•	strategy and research and development,

•	information technology,

•	sales and marketing,

•	finance,

•	legal and real estate,

•	operations and procurement and

•	financial services.

     We have added eight new research programs during the past two years and anticipate adding four to five new research programs per year for the next two to three years. Each research program charges a separate fixed annual fee and is served by a dedicated staff of analysts and researchers. Memberships generally are renewable on a 12-month basis. The average price per research program at December 31, 2003, was approximately $35,500.

     Our revenues and costs have grown at compound annual rates of 30.1% and 28.0%, respectively, from December 31, 2000 through December 31, 2003. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools.

Available Information

     The Corporate Executive Board’s Internet address is http://www.executiveboard.com. We have made available free of charge through our Internet Web site (follow Investor Relations tab to link to “SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

     Participants in the professional information services industry have approached the market for business-focused information by offering a variety of products and services, including market research, strategic planning, implementation services and educational programs. Services differ by the level of engagement, with some offering project-driven or long-term consulting contracts, and others providing continuous research publishing. Other entities, such as trade associations, nonprofit think tanks and research and database companies, also offer research, consulting and education services.

     We offer a distinctive approach that combines many of the benefits of general management consulting and training and development firms. Our research and analysis covers the same major business issues generally addressed by management consulting firms, such as managing growth, reducing costs, streamlining operations and developing strategy. What makes our approach distinctive is that we provide the same, standardized product to each member of a research program at a fraction of the cost of consulting services. In common with training and development firms, we offer educational services both on-site at member institutions and in large multicompany settings. Unlike training and development firms, which typically invest only periodically in new curriculum development, our curriculum is updated constantly by our best practices research organization and the research agenda is set by the membership. Another distinguishing characteristic is the seniority and breadth of our audience—we brief executive and senior management staff drawn from a broad range of industry sectors, business units and departments. Because of our high-quality research product, unique approach to the market and network of leading companies, we believe that we offer our customers a superior value proposition.

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

part of progressive corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has uniquely positioned us as a leading source for identifying, studying, evaluating and communicating these evolving solutions and that our library of best practices serves as a formidable barrier to entry for potential competitors.

•	Continue Research and Analysis Excellence. We believe that the quality of our research and analysis has driven our success. We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis. Program directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all research programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

•	Build Membership Network. As our research programs grow in size and influence, we constantly are expanding our network of executive contacts at our member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information and by providing them with access to a broader range of companies. We believe that these positive “network effects” further strengthen our membership-based business model.

•	Leverage Economic Model. We derive most of our revenues from fixed annual fees for our research programs. A substantial portion of our costs of delivering our products and services in each research program are fixed and do not vary directly with the number of members. The leverage in our economic model is further evidenced by the increasing utilization via the Internet of each research program’s digital research library and decision support tools. Each research program’s proprietary database, including digital content and on-line tools, assists our member executives in solving their own challenges on a real-time basis. We expect to increase revenues and improve program-operating margins as we add new members to our research programs.

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

•	Cross-Sell Additional Subscriptions to Existing Members. On average, individual members currently participate in 2.99 research programs. We actively cross-sell additional membership subscriptions and believe that most members are potential participants in up to 18 of the research programs we currently offer, which are directed at corporate staff positions maintained by most major companies. We believe that membership subscription cross-selling opportunities will continue to increase as we develop new research programs.

•	Add New Members. We have targeted approximately 2,100 additional institutions globally, excluding Asia, as potential new members, including companies with revenues greater than $750 million and financial institutions with assets in excess of $1 billion.

•	Develop New Research Programs. We currently offer research programs covering 27 business constituencies. We have added eight new research programs during the past two years. We also have identified more than 50 additional corporate constituencies that we might target as we develop new research programs. This list includes opportunities to serve corporate functions beyond the 27 we serve today. We believe that each is a unique constituency with the potential to support a tailored research agenda and a suite of educational and other services.

The Membership Network

     Our membership-based model, in which all members participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experience and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices and access tools and frameworks of the most progressive corporations in the world at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their business practices. We believe that there is no other entity that enables corporations to study a broad range of business practices from thousands of other business enterprises for fixed annual fees.

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

     The following table sets forth information with respect to members, subscriptions and renewals as of the dates shown:

	December 31,

	1999	2000	2001	2002	2003

Membership programs(1)	12	15	18	22	26
Member institutions	1,480	1,745	1,802	1,930	2,143
Total membership subscriptions	2,790	3,543	4,364	5,257	6,414
Average subscriptions per member institution	1.89	2.03	2.42	2.72	2.99
Client renewal rate(2)	90%	90%	90%	90%	90%
Contract value (in thousands)(3)	$80,633	$108,542	$138,474	$176,533	$227,913

(1)	In January 2004, we launched the Controllers’ Leadership Roundtable, an extension of our model into the Finance Practice, bringing the current number of membership programs to 27.

(2)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(3)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Products and Services

General

     Our research products and services focus on identifying, analyzing and describing best demonstrated management practices. In general, our research focuses primarily on identifying best demonstrated management practices, and secondarily, on critiquing widely followed but ineffective practices. We believe that we add value by enabling member companies to enhance revenues and reduce costs by objectively identifying best corporate practices that solve urgent corporate problems, and developing tools to help members implement these practices. In addition, we provide members with support implementing best practices profiled in our research studies within their own organizations. These implementation support memberships include both management tools and associated on-site sessions and are delivered over a 12-month period.

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

     Our best practice research programs are guided by a rolling 12- to 18-month agenda. These research programs have a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all program services. Using Web and fax polls, steering sessions, teleconferences and one-on-one interviews, the research program’s director works closely with the membership of that program to identify agenda topics of shared interest and to set the program’s priorities. Each program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and write the best practices studies, complete the customized research briefs and present the findings to the program’s membership through a variety of formats.

     For a fixed annual fee, members of each research program have access to an integrated set of services, which typically include best practices research studies, executive education seminars, customized research briefs and Web-based access to the programs content database and decision support tools. A description of each service follows.

Best Practices Research Studies

     Our research programs generally publish several best practices research studies annually, each addressing a specific corporate issue or problem identified in the research agenda. We design each best practices study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 20 to 200 pages of research content. We create each report using our structured research methodology: topic selection; root-cause analysis; secondary research; primary interviewing; analysis of findings; and report writing. Each program director can call upon the support of the Chief Research Officer to provide assistance in framing arguments, screening best practices, developing Web-based deliverables and editing studies and their derivative executive education curriculum content.

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

     Written research briefs generally contain case studies or profiles of interviewed institutions, highlighting significant trends, successful practices and comparative responses to a range of questions. After we have completed and delivered the written brief to the requesting member, we make the best of these briefs accessible to other members through proprietary databases. Members are able to search, select, view and print these research briefs directly from the research program Web site at no additional charge.

     We believe that the short-answer service of our research programs builds our proprietary databases, serves as an excellent marketing tool for attracting new members and encourages members to view us as a reliable and effective resource for primary research.

Web-Based Proprietary Databases

     Each research program maintains a proprietary electronic database of best practices and, in most cases, on-line quantitative benchmarking and survey data accessible only to members of the research program. We continually update our growing proprietary electronic databases with new corporate practices, quantitative performance data and related information supplied by other members and derived by our researchers. We include all information and graphics generated in best practices research studies and customized research briefs in the databases and make them accessible to member executives and our staff.

     Since 1996, we have been offering our members Internet access to research content and other services through password-protected Web sites. The Internet has become an efficient and effective means for us to interact with our members and to deliver our products and services to our members and currently is our largest distribution channel. Through password-protected Web sites, members of each program may commission customized research briefs, search and access the electronic library of research studies and graphics, review executive education modules, access our proprietary decision support tools and meeting schedules and communicate with our staff and other members.

Pricing

     Memberships in The Corporate Executive Board research programs are principally one-year, renewable agreements. Research memberships are generally payable by members at the beginning of the contract term. At December 31, 2003, the average price for a program membership was approximately $35,500. The actual price varies by size of member and by research program, and may be lower for charter memberships of new research programs. By spreading our costs over a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms.

     We offer an unconditional service guarantee to our members. At any time, a member may request a refund of their membership fee for a research program, which is provided on a pro rata basis relative to the remaining term of the membership. In 2003, members requested refunds for 19 memberships out of more than 5,200.

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

Competition

     We currently have few direct competitors, and those that do exist generally compete against us only in a single practice area. We compete indirectly against other professional information services providers, including management consulting firms, training and development companies, nonprofit think tanks and research and database companies. We are not aware of any other entity that enables corporations to study as broad a range of the best corporate management practices for fixed annual fees.

     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, reliable delivery, depth and quality of the membership network, ability to meet changing customer needs, superior service and affordably priced products. We believe we compete favorably with respect to each of these factors.

     The Advisory Board Company provides products and services to the health-care industry that are similar to the types of products and services that we generally provide. We have entered into a noncompetition agreement with The Advisory Board Company and David Bradley, its former sole stockholder. The noncompetition agreement generally prohibits us from competing with The Advisory Board Company with respect to health-care clients and issues and prohibits The Advisory Board Company and Mr. Bradley from competing with us with respect to non-health-care clients and issues, other than products and services relating to advertising, magazines and newspapers, and government relations and lobbying activities. The agreement was amended in 2001 to extend through January 1, 2007.

Employees

     At December 31, 2003, we employed 1,222 persons. Of these employees, 1,129 were located in Washington, D.C. and 93 were located at our facilities in London, England. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

     We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. Training is a critical job component for all of our employees, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

Risk Factors

     In addition to the other information contained in this Annual report on Form 10-K, you should carefully consider the following risk factors in evaluating us and our business.

We depend on renewals of our membership-based services.

     We derive most of our revenues from annual memberships for our products and services. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing research programs and to enter into new membership arrangements. Failure to achieve high membership renewal rate levels would have a material adverse effect on our operating results. Our ability to secure membership renewals depends upon our ability to deliver consistent, high-quality and timely research and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the necessary level of performance to achieve a high rate of membership renewals. Although we actively market our research programs throughout the year, historically, more than 40% of all renewals have taken place in the fourth quarter of the year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

We cannot know in advance if new products will be successful.

     Our future success will depend on our ability to develop new research programs that address specific industry and business constituencies and the changing needs of our current and prospective members for information, analysis and advice. We cannot assure you that our efforts to introduce new research programs will be successful. The process of internally researching, developing, launching and gaining client acceptance of new research programs is time consuming, expensive and inherently risky. Delays or failures during development or implementation, or lack of market acceptance of new research programs could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations would be materially adversely affected if we were unable to develop and introduce successful new research programs or other new products, or to make enhancements to existing research programs in a timely manner in response to member requirements. See “Business—Products and Services.”

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

     Our future success also will depend upon our ability to hire, train, motivate and retain a significant number of highly skilled employees, particularly research analysts and sales and marketing staff. Our inability to do so would have a material adverse effect on our business. We have experienced, and expect to continue to experience, intense competition for professional personnel from management consulting firms and other producers of research and analysis products and services. Many of these firms have substantially greater financial resources than we have to attract and compensate qualified personnel. We cannot assure you that we will be successful in attracting a sufficient number of highly skilled employees in the future, or that we will be successful in training, motivating and retaining the employees we are able to hire. See “Business—Employees.”

We are restricted from selling our products and services to the health-care industry.

     At the time of our initial public offering, we entered into an agreement with The Advisory Board Company that restricts us from selling our membership-based products and services to companies principally engaged in the health-care business, although we may sell such products and services to non-health-care divisions or subsidiaries of health care companies. The agreement has been extended through January 1, 2007. This restriction may limit our future growth opportunities.

Continued consolidation in the financial institution industry may adversely impact our business.

     A number of our research programs are oriented toward companies in the financial services industry. The financial services industry is continuing to experience substantial consolidation. This consolidation has resulted, and is expected to continue to result, in a reduction in the number of our financial institution members. We cannot assure you that this consolidation will not materially and adversely affect our results of operations. At December 31, 2003, less than 30% of our contract value was attributable to financial institution members, which include commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies.

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

     As a publisher and distributor of original research and analysis and user of third-party content, we face potential liability for defamation, negligence and copyright and trademark infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our financial condition and results of operations. Third-party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered to clients in writing, over the Internet or orally.

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

There may be risks related to our status as a Qualified High Technology Company.

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). In October 2003, we received notification from the Office of Tax and Revenue that our certification as a QHTC under the Act had been accepted. As a QHTC, our Washington, D.C. statutory income tax rate will be 0.0% through 2005 and 6.0% thereafter, versus 9.975% prior to this qualification, and we are eligible for certain Washington, D.C. income tax credits and other benefits. We subsequently filed a claim for refund for sales and use taxes previously paid to the Office of Tax and Revenue and received a notice of refund denial. We cannot assure you that the Office of Tax and Revenue will not deny our appeal of this determination and/or reverse its determination of our status as a QHTC under the Act, or that our business activities and operations will continue to qualify as QHTC activities under the Act in the future.

There may be risks related to our use of Arthur Andersen as our independent auditors.

     Arthur Andersen LLP (“Andersen”), our former independent public accountants that audited our financial statements for the fiscal years ended December 31, 2001, was found guilty by a jury on June 15, 2002 of federal obstruction of justice in connection with the government’s investigation of Enron Corporation. Andersen ceased practicing before the SEC effective August 31, 2002. It is possible that events arising out of the indictment may adversely affect the ability of Andersen to satisfy any claims arising from its provision of auditing and other services to us, including claims that may arise out of Andersen’s audit of our financial statements. The SEC has said that it will continue accepting financial statements audited or reviewed by Andersen provided that we comply with the applicable rules and orders issued by the SEC in March 2002 for such purpose.

     In the future, should we seek to access the public capital markets, the SEC’s current rules require the inclusion or incorporation by reference of three years of audited financial statements in any prospectus. These rules would require us to present audited financial statements for one year audited by Andersen until our audited financial statements for the fiscal year ending December 31, 2004 become available in the first quarter of our fiscal year 2005. The SEC adopted rules exempting certain issuers filing Securities Act registration statements containing financial statements audited by Andersen from having to comply with rules that would also require such issuers to present manually signed reissued accountants’ reports and written consents issued by Andersen. Although we believe that we currently meet the requirements for such exemptions, if the SEC ceases accepting financial statements audited by Andersen pursuant to such exemptions, it is possible that our financial statements for the year ended December 31, 2001 audited by Andersen might not satisfy the SEC’s requirements. If this occurs, we would not be able to access the public capital markets unless Ernst & Young LLP (“Ernst & Young”), our current independent auditors, or another independent accounting firm were able to audit the financial statements originally audited by Andersen. Any delay or inability to access the public capital markets caused by those circumstances could have a material adverse effect on us.

Item 2. Properties.

     Our headquarters are located in approximately 102,000 square feet of office space in Washington, D.C., which we lease under an agreement that expires in 2009. We also lease approximately 103,000 square feet in nearby buildings in Washington, D.C., under agreements with terms expiring in 2004 through 2019. We lease space in London, England, which is used primarily for our international marketing efforts. Our facilities accommodate research, marketing and sales, information technology, administration, graphic and editorial services and operations personnel. We believe that our existing and planned facilities will be adequate for our current needs and that additional facilities are available for lease to meet future needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock has been quoted on the Nasdaq National Market under the symbol “EXBD” since our initial public offering on February 23, 1999. As of February 6, 2004, there were 43 stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

		High	Low

2002:
	First quarter	$38.10	$28.57
	Second quarter	40.20	32.60
	Third quarter	34.68	23.60
	Fourth quarter	35.73	26.70
2003:
	First quarter	$36.05	$27.95
	Second quarter	43.41	34.85
	Third quarter	48.20	37.60
	Fourth quarter	51.70	44.29

     In February 2003, we announced that our Board of Directors authorized a share repurchase of up to $75 million of our common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. During the year ended December 31, 2003, we repurchased 552,007 shares of our common stock at a total cost of approximately $19,620,000.

     In February 2004, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share. The dividend is payable on March 31, 2004 to stockholders of record at the close of business on March 10, 2004. We will fund our dividend payment with cash on hand and cash generated from operations.

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating data. The selected financial data presented below as of December 31, 1999, 2000 and 2001, and for each of the years in the three-year period ended December 31, 2001, have been derived from our financial statements that have been audited by Andersen. See “Business—Risk Factors.” The selected financial data presented below as of December 31, 2002 and 2003 and for the years then ended, have been derived from our financial statements that have been audited by Ernst & Young. You should read the selected financial data presented below in conjunction with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per-share amounts)
Consolidated Statements of Income Data:
Revenues	$70,767	$95,491	$128,112	$162,357	$210,211
Costs and expenses:
Cost of services	28,602	36,094	45,738	56,147	70,974
Member relations and marketing	15,525	21,236	30,219	40,768	55,301
General and administrative	8,485	12,021	15,877	17,493	21,632
Depreciation	1,318	2,573	4,412	5,456	5,764
Stock option and related expenses (1) (2)	383	1,371	1,260	668	114

Total costs and expenses	54,313	73,295	97,506	120,532	153,785

Income from operations	16,454	22,196	30,606	41,825	56,426
Other income, net	1,114	2,263	4,283	6,346	7,569

Income before provision for income taxes	17,568	24,459	34,889	48,171	63,995
Provision for income taxes	4,322	9,539	13,257	18,570	28,307

Net income	$13,246	$14,920	$21,632	$29,601	$35,688

Earnings per share—basic	$0.50	$0.49	$0.64	$0.81	$0.96
Weighted average shares outstanding—basic	26,446	30,321	34,003	36,722	37,296
Earnings per share—diluted	$0.41	$0.43	$0.59	$0.79	$0.93
Weighted average shares outstanding—diluted	32,054	34,638	36,465	37,671	38,577

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$33,074	$69,373	$132,469	$225,941	$293,919
Deferred income taxes	8,047	31,348	58,520	59,726	37,673
Total assets	81,764	152,494	257,518	359,581	423,482
Deferred revenues	55,436	71,281	94,683	121,415	154,844
Total stockholders’ equity	10,846	65,561	143,984	213,357	241,993

	December 31,

	1999	2000	2001	2002	2003

Other Operating Data:
Membership programs (3)	12	15	18	22	26
Member institutions	1,480	1,745	1,802	1,930	2,143
Total membership subscriptions	2,790	3,543	4,364	5,257	6,414
Average subscriptions per member institution	1.89	2.03	2.42	2.72	2.99
Client renewal rate (4)	90%	90%	90%	90%	90%
Contract value (in thousands of dollars) (5)	$80,633	$108,542	$138,474	$176,533	$227,913

(1)	In connection with our spin-off from The Advisory Board Company in October 1997, we substituted our stock options for The Advisory Board Company stock options. The terms of the stock option substitution resulted in compensation expense being charged for the intrinsic value of certain stock options. We reflect these charges as stock option expenses over the vesting period of the options. After calendar year 2001, we recognized no additional compensation expense related to these substitution agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Years Ended December 31, 2001, 2002 and 2003—Stock option and related expenses.”

(2)	For the years ended December 31, 2001, 2002 and 2003, we recognized $1.1 million, $668,000 and $114,000, respectively, in compensation expense reflecting additional Federal Insurance Corporation

Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of nonqualified common stock options, primarily in conjunction with the registered public offerings in March and April 2001 and March 2002 and 2003, respectively.

(3)	In January 2004, we launched the Controllers’ Leadership Roundtable, an extension of our model into the Finance Practice, bringing the current number of membership programs to 27.

(4)	For the year then ended. Client renewal rate is defined as the percentage of membership institutions renewed, adjusted to reflect reductions in membership institutions resulting from mergers and acquisitions of members.

(5)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide “best practices” research, decision support tools and executive education focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each of our research programs have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.

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

     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. Over the last three years, our revenues have grown at a compound annual growth rate of 30.1% from $95.5 million in 2000 to $210.2 million in 2003, while costs have grown at a compound annual growth rate of 28.0% from $73.3 million in 2000 to $153.8 million in 2003. In addition, our Contract Value has grown at a compound annual growth rate of 28.1% over the past three years and was $227.9 million at December 31, 2003. We calculate Contract Value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. See the table titled “Other Operating Data (unaudited)” in Item 6–Selected Financial Data, for additional information with respect to members, subscriptions and renewals.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation expense includes the cost of depreciation of our property and equipment which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements. Stock option and related expenses includes additional payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of nonqualified common stock options.

Results of Operations

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of services	35.7	34.6	33.8

Gross profit	64.3	65.4	66.2
Costs and expenses:
Member relations and marketing	23.6	25.1	26.3
General and administrative	12.4	10.8	10.3
Depreciation	3.4	3.4	2.7
Stock option and related expenses	1.0	0.4	0.1

Total costs and expenses	40.4	39.7	39.4

Income from operations	23.9	25.8	26.8
Other income, net	3.3	3.9	3.6

Income before provision for income taxes	27.2	29.7	30.4
Provision for income taxes	10.3	11.4	13.5

Net income	16.9%	18.2%	17.0%

Years Ended December 31, 2001, 2002 and 2003

     Revenues. Revenues increased 26.7% from $128.1 million for 2001 to $162.4 million for 2002, and 29.5% to $210.2 million for 2003. The largest driver of the increase in revenues during 2001, 2002 and 2003 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues during 2001, 2002 and 2003 included the introduction of new research programs, price increases and the addition of new members. The average membership subscription price increased 3.6% in 2001, 5.8% in 2002 and 5.8% in 2003. We introduced three new research programs during 2001 and four new research programs during each of 2002 and 2003.

     Cost of services. Cost of services increased 22.8% from $45.7 million for 2001 to $56.1 million for 2002 and 26.4% to $71.0 million for 2003. The increase in cost of services was principally due to increased compensation costs for new research and executive education staff and an increase in external consulting expenses to support the growth of our existing programs and new program launches. Cost of services as a percentage of revenues decreased from 35.7% for 2001 to 34.6% for 2002 and to 33.8% for 2003. The decrease in costs of services as a percentage of revenues over the three-year period ending December 31, 2003 is due to the leverage inherent in our membership-based model. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Cost of services as a percentage of revenues may fluctuate due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions.

     Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin for the year ended December 31, 2003, may not be indicative of future results. A number of the factors that impact gross profit margin are discussed in the costs of services description above.

     Member relations and marketing. Member relations and marketing costs increased 34.9% from $30.2 million for 2001 to $40.8 million for 2002, and 35.6% to $55.3 million for 2003. The year-over-year increases in member relations and marketing costs is principally due to the increase in sales staff and related costs, the increase in travel expenses associated with new sales staff, the increase in commission expense associated with increased revenues and the increase in member relations personnel and related costs to support our expanding membership base. The increase in member relations and marketing costs as a percentage of revenues over the three-year period ended December 31, 2003 is due primarily to the addition of sales staff and related costs to support our expanding membership base.

     General and administrative. General and administrative expenses increased 10.2% from $15.9 million for 2001 to $17.5 million for 2002, and 23.7% to $21.6 million for 2003. The year-over-year increases in general and administrative expenses is principally due to the increase in staff and related costs across all functional areas to support our growth. During 2001, we experienced an increase in consulting and training expenses associated with the investments in management information systems software. During 2002, we experienced a decrease in consulting and training expenses as compared to 2001 associated with prior year investments in management information systems software along with a decrease in costs associated with our reduced use of external personnel search firms. During 2003, we experienced an increase in management information system consulting services and other external consultants to support organizational growth. Although general and administrative expenses increased during the period 2001 through 2003, general and administrative expenses as a percentage of revenues decreased over the three-year period ended December 31, 2003 due to the fixed nature of a portion of these costs, which are not significantly affected by growth in revenues.

     Depreciation. Depreciation expense increased 23.7% from $4.4 million for 2001 to $5.5 million for 2002, and 5.6% to $5.8 million for 2003. The year-over-year increases in depreciation expense were principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C. and the purchase of computer equipment and management information systems software to support organizational growth.

     Stock option and related expenses. We recognized $1.1 million, $668,000 and $114,000 in compensation expense during the years ended December 31, 2001, 2002 and 2003, respectively, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that our employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings of common stock in March and April 2001 and March 2002 and 2003. Further discussion of the sale of our common stock in the registered public offerings of common stock appears in the liquidity and capital resources section below.

     Other income, net. Other income, net, consists primarily of interest income earned on a portfolio of cash and cash equivalents and marketable securities and the realized gain on the sale of marketable securities. Other income, net increased 48.2% from $4.3 million for 2001 to $6.3 million for 2002, and 19.3% to $7.6 million for 2003. The growth in other income, net, was due primarily to the increase in interest income associated with the increased level of cash and cash equivalents and marketable securities. However, the lower relative growth in other income, net, as a percentage of revenues for 2002 and 2003 reflects lower investment returns due to the lower interest rate environment. Cash and cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $13.3 million, $18.6 million and $28.3 million for 2001, 2002 and 2003, respectively. The increase in the effective income tax rate from 38.0% for 2001 to 38.6% for 2002 primarily reflects the decreased benefit from federal income tax incentives associated with the location of our office facilities. The increase in the effective income tax rate to 44.2% for 2003 is due primarily to a non-cash income tax charge to earnings to write down the value of our deferred tax assets in connection with the recognition of our new status as a QHTC under the Act.

     In October 2003, we received notification from the Office of Tax and Revenue that our certification as a QHTC had been accepted. As a QHTC, our Washington, D.C. statutory income tax rate will be 0.0% through 2005 and 6.0% thereafter, versus 9.975% prior to this qualification, and we are eligible for certain Washington, D.C. income tax credits and other benefits. Accordingly, we recorded a non-cash income tax charge to earnings of $8.2 million during the year ended December 31, 2003 for the impact on our deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%, partially offset by the recognition of certain Washington, D.C. income tax credits.

     We filed a claim for refund for sales and use taxes previously paid to the Office of Tax and Revenue on qualifying QHTC purchases under the Act. We subsequently received a notice of refund denial for the claim. This notice of refund denial is inconsistent with the position taken by the QHTC Activity Review Committee of the Office of Tax and Revenue, which approved our QHTC status in October 2003. We plan to appeal the denial for refund of sales and use taxes. At December 31, 2003, we valued our deferred income tax assets and liabilities using the currently enacted federal income tax rate of 35.0% and the QHTC Washington, D.C. income tax rate of 0.0%. In addition, we have continued to provide for income, sales and use taxes as if we were a QHTC. If the Office of Tax and Revenue rescinds its acceptance of our QHTC certification, or we otherwise determine that such action is likely, we will record a benefit to earnings representing the impact on our existing deferred tax assets of increasing the Washington, D.C. income tax rate to 9.975%, offset by the elimination of certain Washington, D.C. income tax credits which, as of December 31, 2003, would have been $2.1 million.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $52.8 million, $77.9 million, and $89.4 million for 2001, 2002 and 2003, respectively. For 2001, 2002 and 2003, operating cash flows were generated during the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, and the growth in deferred revenues, partially offset by the growth in membership fees receivable. As of December 31, 2002 and 2003, we had cash, cash equivalents and marketable securities of $225.9 million and $293.9 million, respectively. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next 12 months.

     Cash flows from investing activities. We used net cash flows in investing activities of $38.6 million, $68.3 million and $31.6 million during the years ended December 31, 2001, 2002, and 2003, respectively. During 2001, 2002 and 2003, investing cash flows were used within the period to purchase available-for-sale marketable securities, net, of $33.3 million, $65.2 million and $25.3 million, respectively, and to purchase leasehold improvements for additional office space in Washington, D.C. and computer software and equipment of $5.3 million, $3.1 million and $6.3 million, respectively.

     Cash flows from financing activities. We generated net cash flows from financing activities of $14.5 million and $13.5 million during the years ended December 31, 2001 and 2002, respectively. We used net cash flows in financing activities of $10.6 million during the year ended December 31, 2003. Net cash provided by financing activities during the years ended December 31, 2001 and 2002, was primarily attributed to the receipt of cash for the exercise of stock options in conjunction with the sale of our common stock by our employees and directors in registered public offerings. In March and April 2001 and March 2002 and 2003, 3,035,000 shares, 2,100,000 shares and 588,000 shares, respectively, of our common stock were sold by selling stockholders in registered public offerings. We did not directly receive any proceeds from the sale of our common stock. However, we did receive cash from the exercise of common stock options in conjunction with the sale of our common stock. Cash flows used in financing activities during the year ended December 31, 2003, were attributed to the repurchase of our common stock. During 2003, we purchased 552,007 shares of our common stock at a total cost of approximately $19.6 million.

     We have entered into $0.7 million, $4.0 million, and $2.3 million letter of credit agreements with commercial banks, which expire December 2004, August 2004 and January 2015, respectively, to provide security deposits for certain of our office leases. We pledged certain assets as collateral under the letter of credit agreements. To date, no amounts have been drawn on these agreements.

     We lease office facilities in the United States and the United Kingdom expiring on various dates over the next 16 years. Certain lease agreements include provisions for rental escalations and require us to pay for executory costs such as taxes and insurance. Future minimum rental payments under noncancellable operating leases, excluding executory costs, are $114.3 million.

     The following summarizes certain of our operating lease obligations at December 31, 2003:

	Payments Due by Period (in thousands)

	Total	<1 Year	1–3 Years	4–5 Years	>5 Years

Operating leases	$117,028	$8,994	$23,110	$24,373	$60,551

     We had no other non-cancellable contractual financial obligations at December 31, 2003.

Off-Balance Sheet Arrangements

     At December 31, 2002 and 2003, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see “Note 3 — Summary of significant account policies” in our financial statements and related notes. Our critical accounting policies include:

Deferred tax asset

     We have deferred income tax assets consisting primarily of net operating loss (“NOL”) carryforwards for regular federal income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income tax assets. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. We will recognize in income an adjustment for the impact of new tax laws or rates or from changes in our tax status on the existing deferred tax assets and liabilities when new tax laws or rates are enacted or the change in our status occurs.

Revenue recognition

     Revenues from membership subscriptions are recognized over the term of the related subscription, which generally is 12 months. Membership fees generally are billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. Our policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues for each of the years ended December 31, 2001, 2002 and 2003.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of U.S. Treasury notes and bonds and insured Washington, D.C. tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.

PART II

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Stockholders of
The Corporate Executive Board Company:

We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company as of December 31, 2002 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 2, 2004, except for Note 7, as to which the date is
February 27, 2004

     The following report is a copy of a report previously issued by Andersen, which report has not been reissued by Andersen.

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

/s/ Arthur Andersen LLP

Washington, D.C.
January 31, 2002

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2002	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,346	$118,568
Marketable securities	17,030	11,859
Membership fees receivable, net	50,356	63,160
Deferred income taxes	28,806	30,972
Deferred incentive compensation	4,974	7,332
Prepaid expenses and other current assets	3,668	5,933

Total current assets	176,180	237,824

DEFERRED INCOME TAXES	30,920	6,701
MARKETABLE SECURITIES	137,565	163,492
PROPERTY AND EQUIPMENT, NET	14,916	15,465

Total assets	$359,581	$423,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12,549	$12,480
Accrued incentive compensation	9,660	11,072
Deferred revenues	121,415	154,844

Total current liabilities	143,624	178,396

OTHER LIABILITIES	2,600	3,093

Total liabilities	146,224	181,489

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 37,182,846 and 37,835,075 shares issued as of December 31, 2002 and 2003, respectively, and 37,182,846 and 37,283,068 outstanding as of December 31, 2002 and 2003, respectively	372	378
Additional paid-in-capital	129,846	143,426
Retained earnings	77,844	113,532
Accumulated elements of comprehensive income	5,295	4,277
Treasury stock, 552,007 and zero shares, at December 31, 2002 and 2003, respectively	—	(19,620)

Total stockholders’ equity	213,357	241,993

Total liabilities and stockholders’ equity	$359,581	$423,482

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share amounts)

	Year ended December 31,

	2001	2002	2003

REVENUES	$128,112	$162,357	$210,211
COST OF SERVICES	45,738	56,147	70,974

GROSS PROFIT	82,374	106,210	139,237

COSTS AND EXPENSES:
Member relations and marketing	30,219	40,768	55,301
General and administrative	15,877	17,493	21,632
Depreciation	4,412	5,456	5,764
Stock option and related expenses	1,260	668	114

Total costs and expenses	51,768	64,385	82,811

INCOME FROM OPERATIONS	30,606	41,825	56,426
OTHER INCOME, NET	4,283	6,346	7,569

INCOME BEFORE PROVISION FOR INCOME TAXES	34,889	48,171	63,995
PROVISION FOR INCOME TAXES	13,257	18,570	28,307

NET INCOME	$21,632	$29,601	$35,688

EARNINGS PER SHARE:
Basic	$0.64	$0.81	$0.96
Diluted	$0.59	$0.79	$0.93

WEIGHTED AVERAGE SHARES USED IN THE CALCULATION OF EARNINGS PER SHARE:
Basic	34,003	36,722	37,296
Diluted	36,465	37,671	38,577

(1) Composition of stock option and related expenses:
Cost of services	$509	$343	$75
Member relations and marketing	283	148	5
General and administrative	468	177	34

Total	$1,260	$668	$114

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,632	$29,601	$35,688
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,166	5,456	5,764
Loss on disposition of property and equipment	246	—	—
Deferred income taxes and tax benefits resulting from the exercise of common stock options	13,440	18,349	27,171
Stock option repurchases	(3,140)	—	—
Stock option and related expenses	186	—	—
Amortization of marketable securities premiums, net	478	1,506	2,185
Changes in operating assets and liabilities:
Membership fees receivable, net	(12,492)	(8,345)	(12,804)
Deferred incentive compensation	(1,389)	(758)	(2,358)
Prepaid expenses and other current assets	(27)	(626)	(2,265)
Accounts payable and accrued liabilities	2,581	1,866	730
Accrued incentive compensation	3,374	3,273	1,412
Deferred revenues	23,402	26,732	33,429
Other liabilities	384	819	493

Net cash flows provided by operating activities	52,841	77,873	89,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,260)	(3,112)	(6,313)
Purchase of marketable securities	(61,022)	(116,738)	(71,440)
Sales and maturities of marketable securities	27,717	51,564	46,104

Net cash flows used in investing activities	(38,565)	(68,286)	(31,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	13,798	12,835	8,292
Proceeds from issuance of common stock under the employee stock purchase plan	704	653	754
Purchase of treasury shares	—	—	(19,620)
Reimbursement of common stock offering costs	375	300	175
Payment of common stock offering costs	(375)	(300)	(175)

Net cash flows provided by (used in) financing activities	14,502	13,488	(10,574)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,778	23,075	47,222
Cash and cash equivalents, beginning of year	19,493	48,271	71,346

Cash and cash equivalents, end of year	$48,271	$71,346	$118,568

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2001, 2002, and 2003
(In thousands, except share amounts)

						Accumulated
	Common stock					elements of			Annual
			Additional	Deferred	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	compensation	earnings	income	stock	Total	income

Balance at December 31, 2000	31,144,069	$311	$38,579	$(186)	$26,611	$246	$—	$65,561
Issuance of common stock upon the exercise of common stock options	3,727,682	38	13,760	—	—	—	—	13,798	—
Issuance of common stock under the employee stock purchase plan	26,309	—	704	—	—	—	—	704	—
Tax benefits related to the exercise of stock options	—	—	41,178	—	—	—	—	41,178	—
Amortization of deferred compensation	—	—	—	186	—	—	—	186	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	—	925	—	925	925
Net income	—	—	—	—	21,632	—	—	$21,632	21,632

Balance at December 31, 2001	34,898,060	$349	$94,221	$—	$48,243	$1,171	$—	$143,984	$22,557

Issuance of common stock upon the exercise of common stock options	2,259,653	23	12,812	—	—	—	—	12,835	—
Issuance of common stock under the employee stock purchase plan	25,133	—	653	—	—	—	—	653	—
Tax benefits related to the exercise of stock options	—	—	22,160	—	—	—	—	22,160	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	—	4,124	—	4,124	4,124
Net income	—	—	—	—	29,601	—	—	29,601	29,601

Balance at December 31, 2002	37,182,846	$372	$129,846	$—	$77,844	$5,295	$—	$213,357	$33,725

Issuance of common stock upon the exercise of common stock options	626,663	6	8,286	—	—	—	—	8,292	—
Issuance of common stock under the employee stock purchase plan	25,566	—	754	—	—	—	—	754	—
Tax benefits related to the exercise of stock options	—	—	4,540	—	—	—	—	4,540	—
Purchase of treasury stock at cost	(552,007)	—	—	—	—	—	(19,620)	(19,620)	—
Unrealized losses on available-for-sale marketable securities, net of tax	—	—	—	—	—	(1,018)	—	(1,018)	(1,018)
Net income	—	—	—	—	35,688	—	—	35,688	35,688

Balance at December 31, 2003	37,283,068	$378	$143,426	$—	$113,532	$4,277	$(19,620)	$241,993	$34,670

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO FINANCIAL STATEMENTS

1.	Description of operations

     The Corporate Executive Board Company (the “Company”) provides “best practices” research, decision support tools and executive education focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each of its research programs have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.

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

3.	Summary of significant accounting policies

Cash equivalents and marketable securities

     Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months are classified as marketable securities. Marketable securities with maturity dates of less than one year are classified as current assets. As of December 31, 2002 and 2003, the Company’s marketable securities consisted primarily of United States Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.

Allowance for doubtful accounts

     The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce membership fees receivable to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collaterized.

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

Recovery of long-lived assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company believes that no such impairment existed as of December 31, 2002 and 2003.

Revenue recognition

     Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which is generally 12 months. Revenues from implementation support memberships are recognized as services are performed, limited by the Company’s pro rata refund policy. Membership fees are generally billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. The Company’s policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues for each of the years ended December 31, 2001, 2002, and 2003. In addition, as of December 31, 2002 and 2003, approximately $1.7 million and $2.8 million, respectively, of deferred revenues were to be recognized beyond the following 12 months.

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

	Year Ended December 31,

	2001	2002	2003

Basic weighted average common shares outstanding	34,003	36,722	37,296
Weighted average common share equivalents outstanding	2,462	949	1,281

Diluted weighted average common shares outstanding	36,465	37,671	38,577

Consolidation and basis of presentation

     The consolidated financial statements include accounts of The Corporate Executive Board Company and The Corporate Executive Board Company (UK), Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentration of credit risk

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

     The Company generates revenues from members located outside of the United States. For the years ended December 31, 2001, 2002 and 2003, approximately 30%, 27% and 25% of revenues, respectively, were generated from members located outside of the United States. Revenues from customers in European countries were approximately 16%, 15% and 14% for the years ended December 31, 2001, 2002 and 2003, respectively, with no other geographic area representing more than 10% of revenues in any period. No individual member accounted for more than 2% of revenues for any period presented.

     The Company maintains a portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. government and U.S. Treasury obligations that mature within three months of purchase. Marketable securities consist primarily of U.S. Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities.

Foreign currency

     The functional currency of the Company’s wholly owned subsidiary is its local currency. The financial statements of the subsidiary are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, expenses and cash flows. Translation gains and losses as a result of this translation are accumulated as a component of accumulated other comprehensive (loss) income.

Fair value of financial instruments

     The fair value of the Company’s financial instruments approximates their carrying value due to their short maturity.

Income taxes

     Deferred income taxes are determined on the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and tax rates on the date of the enactment of the change. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income tax assets.

Research and development costs

     Costs related to the research and development of new company programs are expensed in the period incurred. Research and development costs were immaterial for the years ended December 31, 2001, 2002 and 2003.

Stock-based compensation

     At December 31, 2003, the Company had several stock-based employee compensation plans, which are described more fully in Note 11. These plans provide for the granting of stock options and restricted stock to employees and non-employee members of our Board of Directors. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

     FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Pro forma information regarding net income is required by SFAS No. 123, as amended, and has been determined as if the Company had accounted for its employee stock options under the fair value method as prescribed by SFAS No. 123, as amended.

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

	Year Ended December 31,

	2001	2002	2003

Net income, as reported	$21,632	$29,601	$35,688
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,842)	(16,538)	(17,659)

Pro forma net income	$12,790	$13,063	$18,029

Earnings per share:
Basic — as reported	$0.64	$0.81	$0.96
Basic — pro forma	$0.38	$0.36	$0.48
Diluted — as reported	$0.59	$0.79	$0.93
Diluted — pro forma	$0.35	$0.35	$0.47

Assumptions:
Dividend yield	—	—	—
Expected life of option (in years)	5	5	5
Expected volatility	69%	63%	55%
Risk-free interest rate	4.4%	3.1%	2.9%
Weighted-average fair value of options granted	$18.85	$17.88	$16.49

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

     The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2002

			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

U.S. Treasury notes and bonds	$75,307	$70,654	$4,653	$—
Washington, D.C. tax exempt notes and bonds	79,288	75,324	3,964	—

	$154,595	$145,978	$8,617	$—

	As of December 31, 2003

			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses

U.S. Treasury notes and bonds	$108,598	$106,276	$2,756	$434
Washington, D.C. tax exempt notes and bonds	66,753	62,853	3,900	—

	$175,351	$169,129	$6,656	$434

     The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2003

	Fair Market	Amortized
	Value	Cost

Less than one year	$11,859	$11,610
Matures in 1 to 5 years	109,369	106,711
Matures in 6 to 10 years	46,156	43,368
Matures after 10 years	7,967	7,440

	$175,351	$169,129

     The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time. Gross realized investment gains on the sale of marketable securities were $0.8 million in 2003. There were no gross realized investment gains (losses) on the sale of marketable securities in 2002.

5.	Membership fees receivable

     Membership fees receivable consist of the following (in thousands):

	As of December 31,

	2002	2003

Billed membership fees receivable	$41,900	$45,345
Unbilled membership fees receivable	11,256	20,690

	53,156	66,035
Reserve for uncollectible revenue	(2,800)	(2,875)

Membership fees receivable, net	$50,356	$63,160

6.	Property and equipment

     Property and equipment consist of the following (in thousands):

	As of December 31,

	2002	2003

Furniture, fixtures, and equipment	$10,763	$14,358
Software and Web site development costs	8,783	9,546
Leasehold improvements	8,189	10,144

	27,735	34,048
Accumulated depreciation	(12,819)	(18,583)

Property and equipment, net	$14,916	$15,465

7.	Income taxes

     The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2001	2002	2003

Current tax expense	$18,621	$18,418	$19,523
Deferred tax (benefit) expense	(5,364)	152	8,784

Provision for income taxes	$13,257	$18,570	$28,307

     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. federal income tax statutory rates to income before provision for income taxes as follows:

	Year Ended December 31,

	2001	2002	2003

Statutory U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal income tax benefit	6.5	6.5	—
Write down of deferred tax assets, net, related to a change in tax status	—	—	12.8
Permanent differences, net	(3.5)	(2.9)	(3.6)

Effective tax rate	38.0%	38.6%	44.2%

     See Washington, D.C. income tax incentives below for a discussion of an $8.2 million non-cash charge to earnings during the year ended December 31, 2003 for the impact on the Company’s deferred tax assets of lowering the Washington D.C. income tax rate to 0.0% associated with a change in the Company’s tax status.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,

	2002	2003

Deferred tax assets:
Accrued incentive compensation agreements	$4,007	$3,175
Net operating loss carry forwards	54,655	26,615
Deferred revenue	2,603	2,646
Financial reporting reserves	1,161	1,007
Tax credit carry forwards	1,940	8,252
Employee benefits	79	65
Operating leases	1,092	1,083

Total deferred tax assets	65,537	42,843

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	3,322	2,178
Depreciation	426	426
Deferred incentive compensation	2,063	2,566

Total deferred tax liabilities	5,811	5,170

Deferred tax assets, net	$59,726	$37,673

     The Company has deferred income tax assets, consisting primarily of net operating loss (“NOL”) carry forwards for regular Federal and state income tax purposes generated from the exercise of common stock options. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income tax assets. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and valuation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax law and rates. The Company will recognize into income an adjustment for the impact of new tax laws or rates or from changes in our tax status on the existing deferred tax assets and liabilities when new tax laws or rates are enacted or the change in status occurs.

     The Company has net operating losses which resulted in a deferred tax asset of $54.7 million and $26.6 million at December 31, 2002 and 2003, respectively. The net operating losses expire in the years 2019 through 2023. The Company has realized current tax benefits (reductions of taxes payable) resulting from the use of net operating loss carry forwards of $18.6 million, $18.4 million and $19.5 million in the years ended December 31, 2001, 2002 and 2003, respectively.

Washington, D.C. income tax incentives

     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). In October 2003, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted. As a QHTC, the Company’s Washington, D.C. statutory income tax rate will be 0.0% through 2005 and 6.0% thereafter, versus 9.975% prior to this qualification, and the Company is also eligible for certain Washington, D.C. income tax credits and other benefits.

     The Company recorded a non-cash income tax charge to earnings of $8.2 million during the year ended December 31, 2003 for the impact on its deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%, partially offset by the recognition of certain Washington, D.C. income tax credits.

     The Company filed a claim for refund of sales and use taxes previously paid to the Office of Tax and Revenue on qualifying QHTC purchases under the Act. In February 2004, the Company received a notice of refund denial for the claim, which the Company believes is inconsistent with the position taken by the QHTC Activity Review Committee of the Office of Tax and Revenue, which accepted the Company’s QHTC status in October 2003. The Company is appealing the denial for refund of sales and use taxes.

     At December 31, 2003, the Company valued its deferred income tax assets and liabilities using the currently enacted federal income tax rate of 35.0% and the QHTC Washington, D.C. income tax rate of 0.0%. In addition, the Company has continued to provide for income, sales and use taxes as if it were a QHTC. If the Office of Tax and Revenue rescinds its acceptance of the Company’s QHTC certification, or the Company otherwise determines that such action is likely, it will record a benefit to earnings representing the impact on its existing deferred tax assets of increasing the Washington, D.C. income tax rate to 9.975%, offset by the elimination of certain Washington, D.C. income tax credits which, as of December 31, 2003, would have been $2.1 million.

8.	Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the years ended December 31, 2001,

2002 and 2003, was $22.6 million, $33.7 million and $34.7 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised solely of the net change in unrealized gains on available-for-sale marketable securities and translation adjustment of foreign subsidiary. Unrealized gains (loss), net of tax, on available-for-sale marketable securities amounted to $0.9 million, $4.1 million and $(1.0) million during the years ended December 31, 2001, 2002 and 2003, respectively.

9.	Employee benefit plans

Defined contribution 401(k) plan

     The Company sponsors a defined contribution 401(k) Plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of twenty-one are eligible to participate. The employer provides contributions equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the participants were $0.3 million, $0.4 million and $0.5 million during the years ended December 31, 2001, 2002 and 2003, respectively.

Employee stock purchase plan

     In June 2000, the Company established an employee stock purchase plan (the “ESPP”). Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The ESPP is authorized to issue up to 1,050,000 shares of the Company’s common stock. During the years ended December 31, 2001, 2002 and 2003, the Company issued 26,309 shares, 25,133 shares and 25,566 shares of common stock, respectively, under the ESPP.

10.	Public offerings of common stock

     In March and April 2001, March 2002 and March 2003, 3,035,000 shares, 2,100,000 shares and 588,000 shares, respectively, of the Company’s common stock were sold in registered public offerings. The Company did not directly receive any proceeds from the sale of its common stock. All of the shares sold in the foregoing offerings were sold by stockholders and option holders. However, the Company did receive cash from the exercise of common stock options in conjunction with the sale of its common stock.

11.	Stock option plans

Liquid Markets Agreements

     In January 2001, the Company paid $3.1 million in accordance with the Liquid Markets Agreements, which were employee stock option agreements created prior to the Spin-off. The Liquid Markets Agreements were amended by the Company in December 1998. The January 2001 payment represented the final cash commitment related to the amended Liquid Markets Agreements. In addition, there are no stock options available to issue or stock options outstanding under the Liquid Markets Agreements.

Stock-Based Incentive Compensation Plan

     In October 1997, the Company adopted the Stock-Based Incentive Compensation Plan (the “1997 Plan”). The 1997 Plan provides for the issuance of options to purchase up to 11,008,000 shares of common stock. Any shares of common stock which, for any reason, are not issued under the 1997 Plan are reserved for issuance pursuant to the 1999 Stock Option Plan (the “1999 Plan”). As of December 31, 2003, 10,569,400 options, net of cancellations, to purchase common stock had been granted under the 1997 Plan and 438,600 options, net of cancellations, to purchase common stock had been granted under the 1999 Plan. The Options granted under the 1997 Plan expired in April 2003.

     In the year ended December 31, 2001, the Company recognized compensation expense of $0.2 million in accordance with the Substitution Agreements, which were employee stock option agreements created in conjunction with the Spin-off.

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

1999 Stock Option Plan

     In February 1999, the Company adopted the 1999 Plan, which provides for the issuance of options to purchase up to 3,784,000 shares of common stock plus any options to purchase shares of common stock which, for any reason, are not issued under the 1997 Plan. During 2001, the Company granted 1,358,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $31.05 per share. During 2002, the Company granted 16,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $32.86 per share. During 2003, the Company granted 225,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $31.65 per share. As of December 31, 2003, 4,176,153 options, net of cancellations and including 438,600 shares of common stock carried over from the 1997 Plan, had been granted under the 1999 Plan. The common stock options granted under the 1999 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between February 2009 and March 2013.

2001 Stock Option Plan

     In June 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of options to purchase up to 2,700,000 shares of common stock. During 2001, the Company granted no options to purchase common stock under the 2001 Plan. During 2002, the Company granted 940,000 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $32.37 per share. During 2003, the Company granted 525,000 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $32.30 per share. As of December 31, 2003, 1,420,000 options, net of cancellations, had been granted under the 2001 Plan. The common stock options granted under the 2001 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between August 2011 and March 2013.

2002 Non-Executive Stock Incentive Plan

     In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan”), which provides for the issuance up to 7,300,000 shares of common stock under stock options or restricted stock grants. The 2002 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Any person who is an employee or prospective employee of the Company is eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exerciseability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. During 2002, the Company granted 1,115,000 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $32.31 per share. During 2003, the Company granted 1,058,000 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $32.40 per share. As of December 31, 2003, 2,082,625 options, net of cancellations, had been granted under the 2002 Plan. The common stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2012 and July 2013.

Directors’ Stock Option Plan

     In December 1998, the Company adopted the Directors’ Stock Plan (the “Directors’ Plan”), which provides for the issuance of options to purchase up to 860,000 shares of common stock. Pursuant to FASB Interpretation 44, stock incentives granted to non-employee members of our Board of Directors are accounted for under the provisions of APB Opinion 25. During 2001, the Company granted 142,240 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $31.46 per share. During 2002, the Company granted 40,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $32.41 per share. During 2003, the Company granted 112,240 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $44.05 per share. As of December 31, 2003, 685,680 options, net of cancellations, to purchase common stock had been granted under the Directors’ Plan. The common stock options granted under the Directors’ Plan generally become 100% exercisable one year from the date of grant and expire between December 2008 and October 2013.

Transactions

     The following table summarizes the changes in common stock options for the common stock option plans described above:

			Weighted
	Number	Exercise Price	Average
	of Options	per Share	Exercise Price

Outstanding at December 31, 2000	7,841,136	$0.03-$33.11	$7.25
Options granted	1,514,214	26.01-43.10	31.09
Options cancelled	(159,500)	9.50-41.38	22.16
Options exercised	(3,727,882)	0.03-30.19	3.71

Outstanding at December 31, 2001	5,467,968	0.03-43.10	15.78
Options granted	2,111,000	27.62-36.81	32.34
Options cancelled	(293,474)	9.50-33.63	27.31
Options exercised	(2,266,091)	0.03-31.00	5.76

Outstanding at December 31, 2002	5,019,403	0.21-43.10	26.61
Options granted	1,920,240	30.35-50.55	32.97
Options cancelled	(129,348)	9.50-40.50	29.23
Options exercised	(632,956)	0.21-32.41	13.44

Outstanding at December 31, 2003	6,177,339	$7.12-$50.55	$29.89

     Information with respect to the common stock option plans outstanding at December 31, 2003, is as follows:

		Weighted	Average
	Number Outstanding	Average	Remaining
	as of	Exercise	Contractual
Range of Exercise Prices	December 31, 2003	Price	Life-Years

$7.12-$21.19	947,111	$16.89	5.78
26.44-31.00	1,377,748	30.64	7.38
31.33-32.30	1,821,740	32.28	9.11
32.41-50.55	2,030,740	33.29	8.23

$7.12-$50.55	6,177,339	$29.89	7.93

     As of December 31, 2002 and 2003, 1,084,903 and 2,004,974, respectively, common stock options with a weighted average exercise price of $20.15 and $26.34, respectively, were exercisable.

12.	Supplemental cash flows disclosures

     The Company paid no income taxes during the years ended December 31, 2001 and 2002. During 2003, the Company made estimated income tax payments of approximately $1.0 million. For the years ended December 31, 2001, 2002 and 2003, the Company recognized $41.2 million, $22.2 million and $4.5 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified stock options.

13.	Commitments and contingencies

Operating leases

     The Company leases office facilities in the United States and the United Kingdom expiring on various dates over the next 16 years. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under noncancellable operating leases, excluding executory costs, are as follows (in thousands):

Year Ending December 31,

2004	$8,994
2005	10,595
2006	12,515
2007	12,806
2008	11,566
Thereafter	60,552

Total	$117,028

     Rent expense charged to operations during the fiscal years ended December 31, 2001, 2002 and 2003, was $5.7 million, $7.9 million and $9.6 million, respectively. The Company entered into $1.3 million, $4.0 million and $2.3 million letter of credit agreements with commercial banks, which expire June 2004, August 2004 and January 2005, respectively, to provide security deposits for certain of our office leases. The Company pledged certain assets as collateral under the letter of credit agreements. To date, no amounts have been drawn on these agreements.

     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operation. The Company is not currently a party to, and the Company’s property is not subject to, any material legal proceedings.

14.	Quarterly financial data (unaudited)

     Unaudited summarized financial data by quarter for the years ended December 31, 2002 and 2003 is as follows (in thousands, except per-share amounts):

	2002 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$37,023	$39,547	$41,275	$44,512
Gross profit	23,506	26,531	27,149	29,024
Income before provision for income taxes	9,567	12,241	12,848	13,515
Net income	$5,931	$7,589	$7,837	$8,244
Earnings per share:
Basic	$0.17	$0.20	$0.21	$0.22
Diluted	$0.16	$0.20	$0.21	$0.22

	2003 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$47,283	$50,339	$53,758	$58,831
Gross profit	31,165	33,302	35,533	39,237
Income before provision for income taxes	13,756	15,656	16,447	18,136
Net income	$8,336	$9,487	$5,513	$12,352
Earnings per share:
Basic	$0.22	$0.25	$0.15	$0.33
Diluted	$0.22	$0.25	$0.14	$0.32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     On July 8, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Andersen as the Company’s independent auditors and appointed Ernst & Young to serve as its independent auditors for the year ending December 31, 2002. The Company filed a current report on Form 8-K with the SEC on July 10, 2002, which included a notification that the change was effective on July 8, 2002.

     Andersen’s reports on the Company’s financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company’s fiscal year ended December 31, 2001, there were: (i) no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such year; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     During the Company’s fiscal year ended December 31, 2001 and through the date of their appointment, the Company did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of December 31, 2003. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures ,which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

          No changes in our internal controls over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages and positions with The Corporate Executive Board Company of the persons who serve as our directors and executive officers as of December 31, 2003:

Directors and
Executive Officers	Age	Position

James J. McGonigle	40	Chairman of the Board of Directors and Chief Executive Officer
Robert C. Hall	72	Director
Nancy J. Karch	56	Director
David W. Kenny	42	Director
Daniel O. Leemon	50	Director
Thomas L. Monahan III	37	General Manager, Corporate Practice and Director
Harold L. Siebert	58	Director
Michael A. Archer	40	Chief Marketing Officer
Derek C. M. van Bever	46	Chief Research Officer
Timothy R. Yost	32	Chief Financial Officer

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

     Robert C. Hall has been a director since February 1999. Mr. Hall has been the President and Chief Executive Officer of Harborside Plus, Inc., a financial services company, since March 2001. From 1995 until his retirement in January 1999, Mr. Hall served as the Vice President of The Thomson Corporation, a publicly held information publishing company. From 1990 to 1995, Mr. Hall was the Chief Executive Officer of Thomson Information and Publishing Group, a division of The Thomson Corporation involved in professional information and publishing. From 1985 to 1990, Mr. Hall was the President of Thomson Financial Services Group, another publishing division of The Thomson Corporation. Mr. Hall received a B.S. from Iowa State University.

     Nancy J. Karch has been a director since October 2001. Ms. Karch was a senior partner of McKinsey & Co., an independent consulting firm, from 1988 until her retirement in 2000. She had served in various executive capacities at McKinsey since 1974. Ms. Karch is a member of The McKinsey Advisory Council, and serves as a director of Toys “R” Us, Inc., retail merchants, Liz Claiborne, Inc., apparel marketers, The Gillette Company, a manufacturer of consumer products and the Westchester Land Trust, a not-for-profit environmental conservation organization. Ms. Karch received a B.A. from Cornell University, an M.S. from Northeastern University and an M.B.A. from Harvard Business School.

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

     Daniel O. Leemon has been a director since October 2003. Mr. Leemon is the Executive Vice President and Chief Strategy Officer for the Charles Schwab Corporation (“Schwab”), a financial holding company, and is a member of its Executive Committee.

Mr. Leemon has been with Schwab since September 1995. Prior to Schwab, Mr. Leemon held numerous executive positions with the Boston Consulting Group, an independent consulting firm. Prior to the Boston Consulting Group, Mr. Leemon held senior management positions with several consumer goods and retail start ups. Mr. Leemon received a B.S. from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

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

     Harold L. Siebert has been a director since July 1998, and served as the Chairman of the Board from July 1998 until January 2000. From 1996 through July 1998, Mr. Siebert served as Chief Executive Officer and Chairman of Inforum Inc., a company providing marketing and planning systems for health-care clients, and as Executive Vice President of Medstat/Thomson, a healthcare information company. From 1995 until 1996, Mr. Siebert served as Bureau Chief of TennCare, the State of Tennessee’s Medicaid managed care program. From 1993 until 1995, Mr. Siebert was a consultant to Medstat/Thomson. In 1988, Mr. Siebert founded Inforum, Inc. and served as its President and Chief Executive Officer from 1988 through 1993. Prior to 1988, he held various senior-level positions at HBO & Co. and Baxter International. Mr. Siebert received his B.S. from Miami University in Oxford, Ohio.

     Michael A. Archer has been our Chief Marketing Officer since November 2002. Mr. Archer joined the Company in March 2002 as our General Manager, Sales and Marketing. From 1989 through March 2002, Mr. Archer held various positions of increasing responsibility at Dun & Bradstreet, Inc., including Senior Vice President — Major Markets. Prior to 1989, Mr. Archer served as a sales manager with Inter-Tel, Inc. Mr. Archer received a B.A. and an M.B.A. from the University of California at Los Angeles.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and 10% stockholders to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. Anyone required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we acknowledge that the following Section 16(s) filings were not filed within two business days following the underlying transaction:

		Date of
Name of Filer	Form	Transaction	Date of Filing

James J. McGonigle	4	March 14, 2003	March 17, 2003
James J. McGonigle	4	March 11, 2003	March 17, 2003
Thomas L. Monahan III	4	March 11, 2003	March 17, 2003
Robert C. Hall	4	March 11, 2003	March 17, 2003
Nancy J. Karch	4	March 11, 2003	March 17, 2003
David W. Kenny	4	March 11, 2003	March 17, 2003
Harold L. Siebert	4	March 11, 2003	March 17, 2003
Timothy R. Yost	4	March 11, 2003	March 17, 2003
Derek C.M. van Bever	4	March 11, 2003	March 17, 2003
Michael A. Archer	4	March 11, 2003	March 17, 2003

Audit Committee Financial Expert

          The Board of Directors has determined that Mr. Robert C. Hall, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

          We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Hall, Ms. Karch and Mr. Kenny.

Code of Ethics

          We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Treasurer known as The Corporate Executive Board Company Code of Ethics for Senior Financial Officers.

Item 11. Executive Compensation.

          The following table presents certain information concerning compensation earned for services rendered for 2001, 2002, and 2003 by the Chief Executive Officer and the four other most highly paid persons who served as executive officers during 2003 (the “Named Officers”):

		Annual			Long-Term
		Compensation			Compensation

						All Other
Name and Principal Positions	Year	Salary	Bonus		Number of Options	Compensation(1)

James J. McGonigle	2003	$591,667	$400,000		200,000	—
Chief Executive Officer	2002	541,700	325,000		350,000 (2)	—
	2001	500,000	225,000		100,000	—

Michael A. Archer	2003	$375,000	—	(3)	150,000	—
Chief Marketing Officer	2002	251,300	$450,000	(4)	100,000	—
	2001	—	—		—	—

Thomas L. Monahan III	2003	$416,671	—	(3)	50,000	—
General Manager, Corporate Practice	2002	$400,000	$80,000		70,000	—
	2001	385,000	—		75,000	—

Derek C. M. van Bever	2003	$426,667	—	(3)	50,000	—
Chief Research Officer	2002	410,000	$102,000		70,000	—
	2001	410,000	—		35,000	$1,700,000

Timothy R. Yost	2003	$267,500	—	(3)	50,000	—
Chief Financial Officer	2002	191,700	$64,000	(5)	65,000	—
	2001	—	—		—	—

(1)	Reflects amounts paid to Mr. van Bever in 2001 in connection with the repurchase of certain options of The Advisory Board Company prior to the time of the spin-off.

(2)	Includes options to purchase 150,000 shares of our common stock granted to Mr. McGonigle for his election to Chairman of the Board of Directors.

(3)	Bonus compensation for the year ended December 31, 2003 had not been finalized at the time of the filing of this Annual Report on Form 10-K.

(4)	Includes a signing bonus of $50,000 paid to Mr. Archer upon the commencement of his employment.

(5)	Mr. Yost became our Chief Financial Officer effective September 1, 2002.

Option Grants in Fiscal 2003

     The following table shows information about stock option grants to the Named Officers during fiscal 2003. These options are included in the Summary Compensation Table above. All options were granted at fair market value under the 2001 Stock Option Plan (the “2001 Plan”). The options have 10-year terms. The rules of the SEC require us to show hypothetical gains that the Named Officers would have for these options at the end of their 10-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. They are not our estimate or projection of future stock prices.

     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during 2003:

Stock Option Grants in 2003

	Individual Grants(1)					Potential Realizable
						Value at Assumed
		% of Total				Annual Rates of
	Number of	Options				Stock Price
	Shares	Granted to		Market		Appreciation for
	Underlying	Employees	Exercise	Price on		Option Term
	Option	in	Price	Date of	Expiration
Name	Grants	Fiscal Year	(per share)	Grant	Date	5%	10%

James J. McGonigle	200,000	10.4%	$32.30	$32.30	March 11, 2013	$4,062,659	$10,295,576
Michael A. Archer	150,000	7.8	32.30	32.30	March 11, 2013	3,046,994	7,721,682
Thomas L. Monahan III	50,000	2.6	32.30	32.30	March 11, 2013	1,015,665	2,573,894
Derek C. M. van Bever	50,000	2.6	32.30	32.30	March 11, 2013	1,015,665	2,573,894
Timothy R. Yost	50,000	2.6	32.30	32.30	March 11, 2013	1,015,665	2,573,894

(1)	Options granted under the 2001 Plan become exercisable 25% per year beginning one year after the date of grant.

Option Exercises in 2003 and Year-End Option Values

     The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2003, and the value of their unexercised options at the end of fiscal 2003. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Aggregated Option Exercises in 2003
and Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End (1)
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James J. McGonigle	10,526	$262,518	377,796	430,000	$7,333,577	$6,560,900
Michael A. Archer	—	—	25,000	225,000	320,500	3,117,000
Thomas L. Monahan III	35,000	796,250	80,110	152,500	1,476,978	2,373,275
Derek C. M. van Bever	11,250	226,713	48,408	130,000	865,411	1,996,175
Timothy R. Yost	—	—	35,750	110,250	676,135	1,759,495

(1)  Based on the closing price of our common stock on December 31, 2003 of $46.67 per share.

Board of Directors Compensation

     The Board of Directors or, to the extent authorized by the Board, the Compensation Committee, sets directors’ compensation under The Corporate Executive Board Company Directors’ Stock Plan and such other arrangements as the Compensation Committee determines to be appropriate. Each director who is not an employee, upon election as a non-employee director, received a one-time grant of options to purchase 72,240 shares of common stock. For 2003, non-employee directors also received a grant of options to purchase 10,000 shares of common stock and a $20,000 annual retainer. Directors who are employees of the Company did not receive additional cash compensation for their service on the Board. Compensation paid to Messrs. McGonigle and Monahan for 2003 is described above in Item 11 of this Annual Report on Form 10-K.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Option Plans

The Corporate Executive Board Company 1999 Stock Option Plan, The Corporate Executive Board Company 2001 Stock Option Plan and The Corporate Executive Board Company 2002 Non-Executive Stock Incentive Plan

     In the event that there is any change in the number or kind of the outstanding shares of our common stock, whether by reason of merger, consolidation or otherwise, then the plan administrator of the 1999 Plan, the 2001 Plan and the 2002 Plan (the “Plans”) shall, in its sole discretion, determine the appropriate adjustment, if any. In addition, in the event of such a change, the plan administrator may accelerate the time or times at which any option may be exercised and may provide for cancellation of accelerated options that are not exercised within a time prescribed by the plan administrator in its sole discretion. Options granted under the Plans generally provide that, if an optionee remains employed by us for one year following a change of control, or if during such time the optionee’s employment is terminated for any reason other than for cause or voluntary resignation, all options granted under the Plans become immediately exercisable. For this purpose, a change of control includes acquisition by any person of more than 50% of our stock, a change in a majority of the Board of Directors to include directors not nominated by us and stockholder approval of certain mergers, asset sales or plans of liquidation.

The Corporate Executive Board Stock-Based Incentive Compensation Plan

     In the event of a merger or other form of corporate reorganization, any unexercised options shall be subject to the terms of the agreement or plan of merger or reorganization effecting such merger or reorganization and shall be converted, redeemed, exchanged, cancelled or otherwise treated as provided in such agreement or plan of merger or reorganization. Subject to the foregoing, if the shares of our stock are changed into or exchanged for a different number or kind of shares or securities, as the result of any one or more reorganizations, recapitalizations, mergers, acquisitions, or similar events, an appropriate adjustment shall be made (1) in the number and kind of shares or other securities subject to outstanding options, and (2) to the price for each share or other unit of any securities subject to the options, in accordance with this Plan.

Employment Arrangements

     Mr. McGonigle is employed by us pursuant to the terms of an employment agreement, which continues in effect until Mr. McGonigle’s termination or separation from us. Under the terms of the employment agreement, Mr. McGonigle received an annual salary of $591,667 in 2003, which is subject to periodic increases at our sole discretion. The employment agreement requires Mr. McGonigle to devote his efforts and abilities to us on a full-time basis. The employment agreement also provides that Mr. McGonigle will receive an amount equal to 125% of one year’s base salary and that all the options granted to him will vest and become exercisable immediately if he is terminated without cause.

     Mr. Archer is employed by us pursuant to the terms of an employment agreement, which continues in effect until Mr. Archer’s termination or separation from the Company. Under the terms of the employment agreement, Mr. Archer received an annual salary of $375,000 in 2003, which is subject to periodic increases at our sole discretion. The employment agreement requires Mr. Archer to devote his efforts and abilities to us on a full-time basis. The employment agreement also provides that Mr. Archer will receive an amount equal to 100% of one year’s base salary plus $100,000 and that all the options granted to him will vest and become exercisable immediately if he is terminated without cause.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of The Corporate Executive Board Company’s common stock as of February 16, 2004, by (i) each stockholder owning 5% or more of the common stock, (ii) each Named Officer, (iii) each director and (iv) all current directors and executive officers as a group.

	Amount
	and Nature
	of Beneficial
	Ownership(1)		Total Equity Stake(2)

Name of Beneficial Owner	Number	Percent	Number	Percent

James J. McGonigle(3)	581,028	1.5%	856,028	2.1%
Robert C. Hall(4)	52,240	*	52,240	*
Nancy J. Karch (5)	93,240	*	93,240	*
David W. Kenny(6)	75,240	*	75,240	*
Daniel O. Leemon(7)	—	*	72,240	*
Thomas L. Monahan III(8)	141,676	*	232,926	*
Harold L. Siebert(9)	223,432	*	223,432	*
Michael A. Archer (10)	87,500	*	250,000	*
Derek C. M. van Bever(11)	104,259	*	185,509	*
Timothy R. Yost(12)	58,250	*	146,000	*
Massachusetts Financial Services Company(13)	2,100,190	5.6%	2,100,190	5.3%
All current directors and executive officers as a group (10 people)	1,416,865	3.6%	2,186,855	5.5%

*	Indicates ownership of less than 1%.

(1)	Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. We have included in shares owned by each stockholder all options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(2)	The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options are exercisable within 60 days.

(3)	Beneficial ownership includes 532,796 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(4)	Beneficial ownership consists of 52,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(5)	Beneficial ownership includes 92,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(6)	Beneficial ownership includes 75,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(7)	Beneficial ownership includes 0 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(8)	Beneficial ownership includes 141,360 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(9)	Beneficial ownership includes 204,318 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(10)	Beneficial ownership includes 87,500 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(11)	Beneficial ownership includes 97,158 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(12)	Beneficial ownership includes 58,250 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 16, 2004 (which would be April 16, 2004).

(13)	As reported in a Schedule 13G filed on February 12, 2004. The address of Massachusetts Financial Services Company is 500 Boylston Street, Boston, MA, 02116.

     The following table sets forth information about our compensation plans at December 31, 2003.

Equity Compensation Plan Information

	(A)	(B)	(C)

Number Of
	Number Of		Securities
	Securities To Be		Remaining Available
	Issued Upon		For Equity
	Exercise Of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price Of	(Excluding
	Options, Warrants	Outstanding Options,	Securities
Plan Category	And Rights	Warrants And Rights	Reflected In Column (A))

Equity compensation plans approved by stockholders	4,101,839	$28.64	1,500,767
Equity compensation plans not approved by stockholders (1)	2,075,500	32.35	5,217,375

Total	6,177,339	$29.89	6,718,142

(1)	See Note 11 to our audited financial statements for the year ended December 31, 2003 for a narrative description of the 2002 Non-Executive Stock Incentive Plan, which was not approved by our stockholders.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

     Fees Paid

     Fees paid to our independent auditors for each of the past two years are set forth below:

	Year Ended December 31,

	2002		2003

	Arthur Andersen LLP	Ernst & Young LLP	Ernst & Young LLP

Audit fees	$7,000	$101,749	$196,940
Audit-related fees	39,391	12,000	12,237
Tax fees	48,546	16,050	122,994
All other fees	—	—	—

Total	$94,937	$129,799	$332,171

Audit Fees

     Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2002 and 2003, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2002 and 2003 and services in connection with our statutory and regulatory filings for the years ended December 31, 2002 and 2003.

Audit-Related Fees

     Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for the years ended December 31, 2002 and 2003, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, assistance with registration statements and comfort letters and consents not performed directly in connection with audits.

Tax Fees

     Tax fees were for services related to tax compliance, consulting and planning services rendered during the years ended December 31, 2002 and 2003. In 2003, these services related principally to the preparation of our QHTC application to the Office of Tax and Revenue.

All Other Fees

     We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2002 and 2003.

Audit and Non-Audit Service Pre-Approval Policy

     The Audit Committee has adopted an Audit and Non-Audit Service Pre-Approval Policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent auditor.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements and the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence. The Audit Committee may pre-approve specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee may pre-approve specified tax services that the Audit Committee believes would not impair the independence of the auditor and that are consistent with SEC rules and guidance. All other tax services must be specifically approved by the Audit Committee.

All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories. The Audit Committee may pre-approve specified other services that do not fall within any of the specified prohibited categories of services.

Delegation and Fee Levels. The Audit Committee has authorized the chair of the Audit Committee or any of its other members to pre-approve audit, permissible non-audit services and tax services that have not been previously pre-approved, if the services are consistent with the SEC’s rules on auditor independence and are not specified prohibited services, up to $50,000 per engagement. Engagements that exceed $50,000 must be approved by the full Audit Committee. The Audit Committee chair or other member(s), as applicable, are required to report any pre-approval decisions under these procedures to the full Audit Committee at its first scheduled meeting following any such pre-approval.

Pre-Approved Fee Levels. The Audit Committee reviews the established pre-approved fee levels annually and makes adjustments to those levels as it deems necessary or appropriate. Any proposed service that would exceed the applicable pre-approved fee level after taking into account fees incurred for services in the same category requires pre-approval by the Audit Committee.

Procedures. All requests for services to be provided by the independent auditor, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements of the registrant and report of Independent Auditors are included in Item 8 hereof:
Report of Ernst & Young LLP, Independent Auditors
Report of Arthur Andersen LLP, Independent Auditors
Balance Sheets as of December 31, 2002 and 2003,
Statements of Income for the years ended December 31, 2001, 2002 and 2003,
Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003,
Statements of Changes in Stockholders’ Equity for the years ended December 31, 2001, 2002 and 2003, and Notes to Financial Statements.

(a)(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Financial Statements or are not required under the related instructions, or are not applicable and therefore have been omitted. Schedule II—Valuation and Qualifying Accounts.

(a)(3)	The following exhibits are either provided with this Annual report Form 10-K or are incorporated herein by reference:

Exhibit
No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Common Stock Certificate.*

10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of April 15, 1998, between The Corporate Executive Board Company and Harold L. Siebert.*†

10.4	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on July 21, 1998.*†

10.5	Form of Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, including form of amendment.*

10.6	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.7	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities,

Exhibit
No.	Description of Exhibit

Non-Competition, Non-Solicitation and Work Product, effective as of April 15, 1998, between The Corporate Executive Board Company and Harold L. Siebert.*

10.8	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

10.9	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.***

10.10	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.***

10.11	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.***

10.12	Employee Stock Purchase Plan dated June 23, 2000.**†

10.13	2001 Stock Option Plan. ##

10.14	2002 Non-Executive Stock Incentive Plan.ä

10.15	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #

10.16	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

10.17	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.18	Letter agreement regarding the special bonus plan.*†

10.19	Amended and Restated “Liquid Markets’’ Agreement, dated August 20, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on December 28, 1998.*†

10.20	Form of term sheet for director non-qualified stock options.###

Exhibit
No.	Description of Exhibit

10.21	Loan Agreement by and between Bank of America, N.A. and the Corporate Executive Board Company dated May 25, 2000.@

10.22	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer.±†

14.1	Code of Ethics For Senior Financial Officers

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

@	Incorporated by reference to Exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

†	Compensation arrangement.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

ä	Incorporated by reference to Exhibit 10.21.3 from the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.

(b)	Reports on Form 8-K:

On October 23, 2003, The Corporate Executive Board Company filed a report on Form 8-K relating its financial results for the third quarter of 2003 and furnished the press release dated October 22, 2003 entitled “ The Corporate Executive Board Reports Third Quarter Pro Forma Earnings of $0.29 Per Diluted Share” relating to its third quarter 2003.

On October 31, 2003, The Corporate Executive Board Company filed a report on Form 8-K announcing the appointment of Daniel O. Leemon to the Board of Directors and filed the press release dated October 30, 2003 entitled “The Corporate Executive Board Names Daniel O. Leemon to Board of Directors.”

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

REPORT OF INDEPENDENT AUDITORS

     We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2002 and 2003, and for the years then ended and have issued our report thereon dated February 2, 2004, except for Note 7, as to which the date is February 27, 2004. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. The financial statements of The Corporate Executive Board Company and the financial statement schedule referred to above for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated January 31, 2002 expressed an unqualified opinion.

     In our opinion, the 2002 and 2003 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Baltimore, Maryland
February 2, 2004, except for Note 7, as to which the date is
February 27, 2004

     The following report is a copy of a report previously issued by Andersen, which report has not been reissued by Andersen.

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

/s/ Arthur Andersen LLP

Washington, D.C.
January 31, 2002

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II—Valuation and Qualifying Accounts
(In thousands)

			Additions
	Balance at	Additions	Charged to	Deductions
	Beginning	Charged to	Other	from	Balance at
	of Year	Revenue	Accounts	Reserve	End of Year

Year ended December 31, 2001
Reserve for uncollectible revenue	$1,628	$4,725	$—	$4,420	$1,933

	$1,628	$4,725	$—	$4,420	$1,933

Year ended December 31, 2002
Reserve for uncollectible revenue	$1,933	$3,798	$—	$2,931	$2,800

	$1,933	$3,798	$—	$2,931	$2,800

Year ended December 31, 2003
Reserve for uncollectible revenue	$2,800	$4,957	$—	$4,882	$2,875

	$2,800	$4,957	$—	$4,882	$2,875

Signatures

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of March 2, 2004.

The Corporate Executive Board Company

By: /s/ James J. McGonigle

James J. McGonigle
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below on March 2, 2004 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title

/s/ James J. McGonigle James J. McGonigle	Chief Executive Officer and Director, Chairman of the Board (Principal Executive Officer)

/s/ Timothy R. Yost Timothy R. Yost	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert C. Hall Robert C. Hall	Director

/s/ Nancy J. Karch Nancy J. Karch	Director

/s/ David W. Kenny David W. Kenny	Director

/s/ Daniel O. Leemon Daniel O. Leemon	Director

/s/ Thomas L. Monahan III Thomas L. Monahan III	Director

/s/ Harold L. Siebert Harold L. Siebert	Director

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Common Stock Certificate.*

10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of April 15, 1998, between The Corporate Executive Board Company and Harold L. Siebert.*†

10.4	Stock Option Agreement Pursuant to The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on July 21, 1998.*†

10.5	Form of Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, including form of amendment.*

10.6	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.7	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, effective as of April 15, 1998, between The Corporate Executive Board Company and Harold L. Siebert.*

10.8	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

10.9	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.***

10.10	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.***

10.11	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.***

10.12	Employee Stock Purchase Plan dated June 23, 2000.**†

10.13	2001 Stock Option Plan. ##

10.14	2002 Non-Executive Stock Incentive Plan.ä

10.15	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #

10.16	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

10.17	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.18	Letter agreement regarding the special bonus plan.*†

10.19	Amended and Restated “Liquid Markets’’ Agreement, dated August 20, 1997, between The Corporate Executive Board Company and Derek C. van Bever, as amended on December 28, 1998.*†

10.20	Form of term sheet for director non-qualified stock options.###

10.21	Loan Agreement by and between Bank of America, N.A. and the Corporate Executive Board Company dated May 25, 2000.@

10.22	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer.±†

14.1	Code of Ethics For Senior Financial Officers.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

@	Incorporated by reference to Exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

†	Compensation arrangement.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

ä	Incorporated by reference to Exhibit 10.21.3 from the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.