Form 10-Q
period 2004-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2004-05-06
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2004, we had outstanding 36,899,995 shares of Common Stock, par value $0.01 per share, and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,553	$118,568
Marketable securities	27,262	11,859
Membership fees receivable, net	43,066	63,160
Deferred income taxes, net	31,433	30,972
Deferred incentive compensation	6,929	7,332
Prepaid expenses and other current assets	8,478	5,933

Total current assets	201,721	237,824

Deferred income taxes, net	—	6,701
Marketable securities	191,141	163,492
Property and equipment, net	18,696	15,465

Total assets	$411,558	$423,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$11,423	$12,480
Accrued incentive compensation	7,574	11,072
Deferred revenues	155,681	154,844

Total current liabilities	174,678	178,396

Other liabilities	3,150	3,093

Total liabilities	177,828	181,489

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 37,843,108 and 37,835,075 shares issued, and 36,899,335 and 37,283,068 shares outstanding as of March 31, 2004 and December 31, 2003, respectively	378	378
Additional paid-in capital	143,629	143,426
Retained earnings	122,715	113,532
Accumulated elements of comprehensive income	5,359	4,277
Treasury stock, 943,773 and 552,007 shares, at cost, at March 31, 2004 and December 31, 2003, respectively	(38,351)	(19,620)

Total stockholders’ equity	233,730	241,993

Total liabilities and stockholders’ equity	$411,558	$423,482

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues	$63,979	$47,283
Cost of services	21,400	16,118

Gross Profit	42,579	31,165

Costs and expenses:
Member relations and marketing	17,881	12,387
General and administrative	7,238	5,330
Depreciation	1,748	1,356
Stock option and related expenses(1)	—	111

Total costs and expenses	26,867	19,184

Income from operations	15,712	11,981
Other income, net	2,168	1,775

Income before provision for income taxes	17,880	13,756
Provision for income taxes	5,900	5,420

Net income	$11,980	$8,336

Earnings per share:
Basic	$0.32	$0.22
Diluted	$0.31	$0.22

Dividends per share	$0.075	—

Weighted average shares used in the calculation of earnings per share:
Basic	37,187	37,223
Diluted	38,868	37,878

(1) Composition of Stock options and related expenses:
Cost of services	$—	$74
Member relations and marketing	—	3
General and administrative	—	34

Total	$—	$111

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,980	$8,336
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,748	1,356
Deferred income taxes	5,545	5,420
Amortization of marketable securities premiums, net	727	422
Changes in operating assets and liabilities:
Membership fees receivable, net	20,094	29,109
Deferred incentive compensation	403	516
Prepaid expenses and other current assets	(2,545)	(2,853)
Accounts payable and accrued liabilities	(1,057)	63
Accrued incentive compensation	(3,498)	(4,447)
Deferred revenues	837	(9,877)
Other liabilities	57	113

Net cash flows provided by operating activities	34,291	28,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(4,979)	(1,482)
Maturities and sales (purchases) of marketable securities, net	(41,999)	4,001

Net cash flows provided by (used in) investing activities	(46,978)	2,519

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	—	7,326
Proceeds from the issuance of common stock under the employee stock purchase plan	200	166
Purchase of treasury shares	(18,731)	(13,398)
Payment of dividends	(2,797)	—
Reimbursement of common stock offering costs	—	175
Payment of common stock offering costs	—	(60)

Net cash flows used in financing activities	(21,328)	(5,791)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,015)	24,886
Cash and cash equivalents, beginning of period	118,568	71,346

Cash and cash equivalents, end of period	$84,553	$96,232

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Condensed consolidated financial statements

     The accompanying condensed unaudited consolidated financial statements included herein have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC on March 3, 2004.

     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of December 31, 2003 has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three months ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004, or any other period within calendar year 2004.

Note 3 — Public offerings of common stock

     In March 2003, certain of the Company’s shareholders sold 588,000 shares of its common stock in a registered public offering. The Company did not directly receive any proceeds from the sale of its common stock pursuant to this registered public offering. However, it did receive cash from the exercise of common stock options in conjunction with the registered public offering. In addition, the Company recognized $83,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offering in March 2003. The additional FICA taxes are included within “Stock option and related expenses” on the condensed consolidated statements of income for the three months ended March 31, 2003.

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

	Three months
	ended March 31,
	2004	2003
Basic weighted average common shares outstanding	37,187	37,223
Weighted average common share equivalents outstanding	1,681	655

Diluted weighted average common shares outstanding	38,868	37,878

Note 5 — Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 2004 and 2003 was $13.1 million and $8.0 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised solely of the change in unrealized gains (losses) on available-for-sale marketable securities.

Note 6 — Supplemental cash flows disclosures

     For the three months ended March 31, 2003, we recognized $4.3 million in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. We did not recognize any deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options for the three months ended March 31, 2004. Estimated current income tax payments for the three months ended March 31, 2004 and 2003 were $355,000 and $0, respectively.

Note 7 — Stockholders’ equity

     In February 2003, the Company’s Board of Directors authorized a share repurchase of up to $75 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company will fund its share repurchases with cash on hand and cash generated from operations. As of March 31, 2004 and December 31, 2003, the Company repurchased 943,773 shares and 552,007 shares, respectively, of treasury stock at a total cost of $38.4 million and $19.6 million, respectively.

     In February 2004, the Company’s Board of Directors declared a quarterly dividend of $0.075 per share. The dividend was payable on March 31, 2004 to stockholders of record at the close of business on March 10, 2004. On March 31, 2004, the Company paid cash dividends totaling $2.8 million.

Note 8 — Stock-based compensation

     At March 31, 2004, the Company had several stock-based employee compensation plans. These plans provide for the granting of stock options and restricted stock to employees and non-employee members of our Board of Directors. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per
	share amounts)
Net income, as reported	$11,980	$8,336
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	4,906	3,840

Pro forma net income	$7,074	$4,496

Earnings per share:
Basic — as reported	$0.32	$0.22
Basic — pro forma	$0.19	$0.12
Diluted — as reported	$0.31	$0.22
Diluted — pro forma	$0.18	$0.12
Assumptions:
Risk-free interest rate	3.0%	2.9%
Dividend yield	0.6%	zero
Expected life of option (in years)	5	5
Expected volatility	39%	55%
Weighted-average fair value of options granted	$17.50	$16.11

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

     The Company filed a claim for refund of sales and use taxes previously paid to the Office of Tax and Revenue on qualifying QHTC purchases under the Act. In February 2004, the Company received a notice of refund denial for the claim. The Company believes this is inconsistent with the position taken by the QHTC Activity Review Committee of the Office of Tax and Revenue, which accepted the Company’s QHTC status in October 2003. The Company plans to appeal the denial for refund of sales and use taxes.

     At March 31, 2003, the Company valued its deferred income tax assets and liabilities using the currently enacted federal income tax rate of 35.0% and the QHTC Washington, D.C. income tax rate of 0.0%. In addition, the Company has continued to provide for income, sales and use taxes as if it were a QHTC. If the Office of Tax and Revenue rescinds its acceptance of the Company’s QHTC certification, or the Company otherwise determines that such action is likely, it will record a benefit to earnings representing the impact on its existing deferred tax assets of increasing the Washington, D.C. income tax rate to 9.975%, offset by the elimination of certain Washington, D.C. income tax credits which, as of March 31, 2004, would have been approximately $1.4 million.

Note 10 — Subsequent events

     In May 2004, certain of the Company’s stockholders agreed to sell 1.9 million shares of the Company’s common stock in a registered public offering. The common stock to be sold in the registered public offering will consist primarily of common stock obtained by employees and directors from the exercise of common stock options. The Company will not directly receive any proceeds from the sale of our common stock pursuant to this registered public offering. However, the Company will receive cash from the exercise of common stock options in conjunction with the registered public offering. In addition, the Company will recognize compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offering in May 2004.

     In May 2004, the Board of Directors declared a quarterly dividend of $0.075 per share. The Company will fund its dividend payments with cash on hand and cash generated from operations. The dividend is payable on June 30, 2004 to stockholders of record at the close of business on June 15, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in CEB’s filings with the Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to our content, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, whether the Washington, D.C. Office of Tax and Revenue withdrawals our QHTC status and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of CEB’s filings with the Securities and Exchange Commission, including, but not limited to, its 2003 annual report on Form 10-K.

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

     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is its annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 34.3% to $244.8 million at March 31, 2004, from $182.3 million at March 31, 2003.

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

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months
	ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of services	33.4	34.1

Gross profit	66.6	65.9

Costs and expenses:
Member relations and marketing	27.9	26.2
General and administrative	11.3	11.3
Depreciation	2.7	2.9
Stock option and related expenses	—	—

Total costs and expenses	42.0	40.6

Income from operations	24.6	25.3
Other income, net	3.4	3.8

Income before provision for income taxes	27.9	29.1
Provision for income taxes	9.2	11.5

Net income	18.7%	17.6%

Three Months Ended March 31, 2004 and March 31, 2003

     Revenues. Revenues increased 35.3% to $64.0 million for the three months ended March 31, 2004, from $47.3 million for the three months ended March 31, 2003. The largest driver of the increase in revenues during the three months ended March 31, 2004 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three months ended March 31, 2004 included the introduction of new research programs, price increases and the addition of new members.

     Cost of services. Cost of services increased 32.8% to $21.4 million for the three months ended March 31, 2004, from $16.1 million for the three months ended March 31, 2003. The increase in cost of services was principally due to compensation costs for new research and executive education staff, an increase in external consulting expenses to support existing programs and an increase in travel costs due to an increase of executive education seminars. Cost of services as a percentage of revenues decreased to 33.4% for the three months ended March 31, 2004, from 34.1% for the three months ended March 31, 2003 due to the leverage inherent in our membership-based business model and a shift in the timing of our publishing and executive education seminar schedule relative to the period ending March 31, 2003. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of executive education seminars, the timing of the completion and delivery of best practices research studies and the introduction of new research programs. Accordingly, the cost of services as a percentage of revenues for the three months ended March 31, 2004 may not be indicative of future quarterly or annual results.

     Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel, and the introduction of new membership programs. Accordingly, the gross profit margin for the three months ended March 31, 2004, may not be indicative of future results. A number of factors that impact gross profit margin are discussed in the costs of services description above.

     Member relations and marketing. Member relations and marketing costs increased 44.4% to $17.9 million for the three months ended March 31, 2004 from $12.4 million for the three months ended March 31, 2003. The year-over-year increase in member relations and marketing costs is due to an increase in marketing travel expenses to support higher revenue activity, commission expenses associated with increased revenue and, to a lesser extent, an increase in member relations and marketing personnel and related costs. Member relations and marketing costs as a percentage of revenues increased to 27.9% for the three months ended March 31, 2004, from 26.2% for the three months ended March 31, 2003, due primarily to the changes in expenses in member relations and marketing noted above.

     General and administrative. General and administrative expenses increased 35.8% to $7.2 million for the three months ended March 31, 2004, from $5.3 million for the three months ended March 31, 2003. The increase in general and administrative expenses is driven by one-time, lease termination costs associated with our move to a new office facility within London, England, an increase in staff and related costs and the use of external consultants to support our organizational growth. In addition, during the three months ended March 31, 2004, we also experienced a decrease, as compared to 2003, in recruiting costs by reducing our use of external search firms. Although general and administrative expenses increased for the items noted above during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, general and administrative expenses as a percentage of revenues remained fairly constant. Due to the fixed nature of a portion of these costs, which are not significantly affected on a quarterly basis by growth in revenues, we expect that the general and administrative expenses as a percentage of revenues will decline across the remainder of 2004.

     Depreciation. Depreciation expense increased 28.9% to $1.7 million for the three months ended March 31, 2004, from $1.4 million for the three months ended March 31, 2003. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C. and for the new office space in London, England and new computer equipment and software to support organizational growth.

     Stock option and related expenses. We recognized $111,000 in compensation expense for the three months ended March 31, 2003 reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offering in March 2003. We recognized no stock compensation and related expense for the three months ended March 31, 2004. See further discussion of the sale of our common stock in the registered public offerings of common stock in the liquidity and capital resources section below.

     Other income, net. Other income, net increased 22.1% to $2.2 million for the three months ended March 31, 2004, from $1.8 million for the three months ended March 31, 2003. The growth in other income, net, was principally from interest income associated with the increased levels of cash, cash equivalents and marketable securities and the gain on the sale of available-for-sale marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities as further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $5.9 million and $5.4 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in our effective income tax rate to 33.0% for the three months ended March 31, 2004 from 39.4% for the three months ended March 31, 2003 primarily reflects the recognition of the credits, exemptions and other tax benefits associated with our status as a Qualified High Technology Company (“QHTC”) within Washington, D.C.

     In October 2003, we received notification from the Office of Tax and Revenue that our certification as a QHTC had been accepted. As a QHTC, our Washington, D.C. statutory income tax rate will be 0.0% through 2005 and 6.0% thereafter, versus 9.975% prior to this qualification, and we are eligible for certain Washington, D.C. income tax credits and other benefits. Accordingly, we recorded a non-cash income tax charge to earnings of $8.2 million during the third quarter ended September 30, 2003 for the impact on our deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%, partially offset by the recognition of certain Washington, D.C. income tax credits.

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

     At March 31, 2004, we valued our deferred income tax assets and liabilities using the currently enacted federal income tax rate of 35.0% and the QHTC Washington, D.C. income tax rate of 0.0%. In addition, we have continued to provide for income, sales and use taxes as if we were a QHTC. If the Office of Tax and Revenue rescinds its acceptance of our QHTC certification, or we otherwise determine that such action is likely, we will record a benefit to earnings representing the impact on our existing deferred tax assets of increasing the Washington, D.C. income tax rate to 9.975%, offset by the elimination of certain Washington, D.C. income tax credits which, as of March 31, 2004, would have been approximately $1.4 million.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $34.3 million and $28.2 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, the collection of membership fees receivable, and in 2004 the growth in deferred revenues, offset by the decrease in prepaid expenses and other current assets and accrued incentive compensation. As of March 31, 2004, we had cash, cash equivalents and marketable securities of $303 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows in investing activities of $47.0 million during the three months ended March 31, 2004 and generated net cash flows from investing activities of $2.5 million during the three months ended March 31, 2003. During the three months ended March 31, 2004 we purchased available-for-sale marketable securities, net, of $42.0 million and purchased leasehold improvements for additional office space in Washington, D.C. and London, England and computer equipment and software totaling $5.0 million. During the three months ended March 31, 2003, net cash flows from investing activities were generated by maturities of available-for-sale marketable securities of $4.0 million, partially offset by the purchase of leasehold improvements for additional office space in Washington, D.C., computer equipment and software of $1.5 million.

     Cash flows from financing activities. We used net cash flows from financing activities of $21.3 million and $5.8 million during the three months ended March 31, 2004 and 2003, respectively. Net cash used in financing activities during the three months ending March 31, 2004 was primarily attributed to the repurchase of our common stock during the period, which totaled $18.7 million, and the payment of dividends during the period, which totaled $2.8 million. Net cash used in financing activities during the three months ending March 31, 2003 was primarily attributed to the repurchase of our common stock during the period, which totaled $13.4 million, partially offset by the receipt of $7.3 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 588,000 shares of our common stock in March 2003. In May 2004, certain of the Company’s stockholders agreed to sell 1.9 million shares of the Company’s common stock in a registered public offering. In addition, the Board of Directors declared a quarterly dividend of $0.075 per share in May 2004 which will be payable in June 2004. See further discussion of the registered public offering and the quarterly dividend and the effect of these events on the cash flows from financing activities in Note 10 — Subsequent Events to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading Item 1. Financial Statements.

     During the three months ended March 31, 2004, we had no material changes, outside the ordinary course of business, in our non-cancellable contractual financial obligations.

     At March 31, 2004 and December 31, 2003, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

			Total Number of	Approximate $ Value
			Shares Purchased as	of Shares That May
	Total Number of	Average Price Paid	Part of a Publicly	Yet Be Purchased
	Shares Purchased	per Share	Announced Plan	Under the Plans
January 1, 2004 to January 31, 2004	—	$—	—	$55,380,000
February 1, 2004 to February 29, 2004	237,066	$49.12	237,066	$43,734,996
March 1, 2004 to March 31, 2004	154,700	$45.80	154,700	$36,648,963

Total	391,766	$47.81	391,766

The Company has an ongoing authorization from the Board of Directors to repurchase shares of its stock in the open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

(i)	On February 5, 2004, the Company furnished a Current Report on Form 8-K, which included a press release, dated February 3, 2004, in which the Company reported earnings for the fourth quarter and year ended 2003 and provided a financial outlook for fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2004

The Corporate Executive Board Company

By: /s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)