Form 10-Q
period 2004-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2004-07-30
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-24799

THE CORPORATE EXECUTIVE BOARD COMPANY

(Exact Name Of Registrant As Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 2000 Pennsylvania Avenue, NW Suite 6000 Washington, D.C. (Address of Principal Executive Offices)	52-2056410 (I.R.S. Employer Identification Number) 20006 (Zip Code)

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

Yes [x]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 23, 2004, we had outstanding 39,029,438 shares of Common Stock, par value $0.01 per share, and had outstanding no shares of Preferred Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,420	$118,568
Marketable securities	45,505	11,859
Membership fees receivable, net	43,382	63,160
Deferred income taxes, net	34,984	30,972
Deferred incentive compensation	6,389	7,332
Prepaid expenses and other current assets	8,843	5,933

Total current assets	298,523	237,824

Deferred income taxes, net	7,923	6,701
Marketable securities	163,810	163,492
Property and equipment, net	18,132	15,465

Total assets	$488,388	$423,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$15,580	$12,480
Accrued incentive compensation	9,348	11,072
Deferred revenues	150,658	154,844

Total current liabilities	175,586	178,396

Other liabilities	3,089	3,093

Total liabilities	178,675	181,489

Stockholders’ equity:
Preferred stock, par value $0.01; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized and 39,967,106 and 37,835,075 shares issued, and 39,023,333 and 37,283,068 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	400	378
Additional paid-in capital	214,164	143,426
Retained earnings	132,520	113,532
Accumulated elements of comprehensive income	980	4,277
Treasury stock, 943,773 and 552,007 shares, at cost, at June 30, 2004 and December 31, 2003, respectively	(38,351)	(19,620)

Total stockholders’ equity	309,713	241,993

Total liabilities and stockholders’ equity	$488,388	$423,482

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$67,198	$50,339	$131,177	$97,622
Cost of services	22,232	17,037	43,632	33,155

Gross profit	44,966	33,302	87,545	64,467

Costs and expenses:
Member relations and marketing	18,563	12,965	36,444	25,352
General and administrative	7,739	5,166	14,977	10,496
Depreciation	1,592	1,393	3,340	2,749
Stock option and related expenses (1)	408	2	408	113

Total costs and expenses	28,302	19,526	55,169	38,710

Income from operations	16,664	13,776	32,376	25,757
Other income, net	2,341	1,880	4,509	3,655

Income before provision for income taxes	19,005	15,656	36,885	29,412
Provision for income taxes	6,272	6,169	12,172	11,589

Net income	$12,733	$9,487	$24,713	$17,823

Earnings per share:
Basic	$0.33	$0.25	$0.66	$0.48
Diluted	$0.32	$0.25	$0.63	$0.47

Dividends per share	$0.075	—	$0.15	$—

Weighted average shares used in the calculation of earnings per share:
Basic	38,151	37,372	37,697	37,298
Diluted	39,684	38,415	39,301	38,146

(1) Composition of Stock option and related expenses:
Cost of services	$184	$—	$184	$74
Member relations and marketing	100	2	100	5
General and administrative	124	—	124	34

Total	$408	$2	$408	$113

See accompanying notes to condensed financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,713	$17,823
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	3,340	2,749
Deferred income taxes	11,388	11,468
Amortization of marketable securities premiums, net	1,460	870
Changes in operating assets and liabilities:
Membership fees receivable, net	19,778	22,326
Deferred incentive compensation	943	256
Prepaid expenses and other current assets	(2,910)	(2,697)
Accounts payable and accrued liabilities	2,996	(3,006)
Accrued incentive compensation	(1,724)	(3,675)
Deferred revenues	(4,186)	(10,052)
Other liabilities	4	245

Net cash flows provided by operating activities	55,802	36,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(6,007)	(3,172)
Maturities and sales (purchases) of marketable securities, net	(40,184)	(56,200)

Net cash flows used in investing activities	(46,191)	(59,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	55,175	7,842
Proceeds from the issuance of common stock under the employee stock purchase plan	418	338
Purchase of treasury shares	(18,731)	(14,797)
Payment of dividends	(5,725)	—
Reimbursement of common stock offering costs	225	175
Payment of common stock offering costs	(121)	(159)

Net cash flows provided by (used in) financing activities	31,241	(6,601)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,852	(29,666)
Cash and cash equivalents, beginning of period	118,568	71,346

Cash and cash equivalents, end of period	$159,420	$41,680

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

     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of December 31, 2003 has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004, or any other period within calendar year 2004.

Note 3 — Public offerings of common stock

     In May 2004 and March 2003, certain of the Company’s shareholders agreed to sell 1.9 million and 588,000 shares of its common stock, respectively, in registered public offerings. The Company did not directly receive any proceeds from the sale of its common stock pursuant to these registered public offerings. However, it did receive cash from the exercise of common stock options in conjunction with these registered public offerings. In addition, the Company recognized $408,000 and $83,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offering in May 2004 and March 2003, respectively. The additional FICA taxes are included within “Stock option and related expenses” in the condensed consolidated statements of income for the three and six months ended June 30, 2004 and 2003.

Note 4 — Earnings per share

     Basic earnings per share was computed by dividing net income by the number of basic weighted average common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the number of diluted weighted average common shares outstanding during the period. The number of weighted average common share equivalents outstanding has been determined in accordance with the treasury stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	38,151	37,372	37,697	37,298
Weighted average common share equivalents outstanding	1,533	1,043	1,604	848

Diluted weighted average common shares outstanding	39,684	38,415	39,301	38,146

Note 5 — Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended June 30, 2004 and 2003 was $8.4 million and $10.4 million, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was $21.4 million and $18.3 million, respectively. The accumulated elements of comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised primarily of the change in unrealized gains (losses) on available-for-sale marketable securities.

Note 6 — Supplemental cash flows disclosures

     For the six months ended June 30, 2004 and 2003, the Company recognized $15.2 million and $4.5 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. Estimated current income tax payments for the six months ended June 30, 2004 and 2003 were $438,000 and $134,000, respectively.

Note 7 — Stockholders’ equity

     In February 2003, the Company’s Board of Directors authorized a share repurchase of up to $75 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company will fund its share repurchases with cash on hand and cash generated from operations. As of June 30, 2004 and December 31, 2003, the Company has repurchased 943,773 shares and 552,007 shares, respectively, of treasury stock at a total cost of $38.4 million and $19.6 million, respectively.

     In February 2004, the Board of Directors declared a quarterly dividend of $0.075 per share which was paid on March 31, 2004 to stockholders of record at the close of business on March 10, 2004. In addition, in May 2004, the Board of Directors declared a quarterly dividend of $0.075 per share which was paid on June 30, 2004 to stockholders of record at the close of business on June 15, 2004. For the six months ended June 30, 2004, the Company paid dividends to stockholders of record totaling $5.7 million. The Company paid no cash dividends prior to January 1, 2004.

Note 8 — Stock-based compensation

     At June 30, 2004, the Company had several stock-based employee compensation plans. These plans provide for the granting of stock options and restricted stock to employees and non-employee members of our Board of Directors. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net income, as reported	$12,733	$9,487	$24,713	$17,823
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,787	4,101	7,693	7,941

Pro forma net income	$9,946	$5,386	$17,020	$9,882

Earnings per share:
Basic — as reported	$0.33	$0.25	$0.66	$0.48
Basic — pro forma	$0.26	$0.14	$0.45	$0.26
Diluted — as reported	$0.32	$0.25	$0.63	$0.47
Diluted — pro forma	$0.25	$0.14	$0.44	$0.26
Assumptions:
Risk-free interest rate	3.9%	2.6%	3.5%	2.7%
Dividend yield	0.5%	zero	0.6%	zero
Expected life of option (in years)	5	5	5	5
Expected volatility	38%	55%	39%	55%
Weighted-average fair value of options granted	—	$18.81	$17.50	$16.12

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

Note 9 — Income taxes -Washington, D.C. income tax incentives

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

     The Company filed a claim for refund of sales and use taxes previously paid to the Office of Tax and Revenue on qualifying QHTC purchases under the Act. In February 2004, the Company received a notice of refund denial for the claim. However, in May 2004, the Company received notification that the Office of Tax and Revenue has accepted the Company’s position under the QHTC provisions of the Act and that the Company is entitled to receive a refund of sales and use taxes previously paid on eligible purchases. The outcome of this process is consistent with the position taken by the QHTC Activity Review Committee of the Office of Tax and Revenue, which accepted the Company’s QHTC status in October 2003.

Note 10 — Subsequent events

     In July 2004, the Board of Directors declared a quarterly dividend of $0.075 per share. The Company will fund its dividend payments with cash on hand and cash generated from operations. The dividend is payable on September 30, 2004 to stockholders of record at the close of business on September 15, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, whether the Washington, D.C. Office of Tax and Revenue withdraws our QHTC status and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our filings with the Securities and Exchange Commission, including, but not limited to, its 2003 annual report on Form 10-K.

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

     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is its annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 32.1% to $255.5 million at June 30, 2004, from $193.4 million at June 30, 2003.

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

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	33.1	33.8	33.3	34.0

Gross profit	66.9	66.2	66.7	66.0

Costs and expenses:
Member relations and marketing	27.6	25.8	27.8	26.0
General and administrative	11.5	10.3	11.4	10.8
Depreciation	2.4	2.8	2.5	2.8
Stock option and related expenses	0.6	—	0.3	0.1

Total costs and expenses	42.1	38.8	42.1	39.7

Income from operations	24.8	27.4	24.7	26.4
Other income, net	3.5	3.7	3.4	3.7

Income before provision for income taxes	28.3	31.1	28.1	30.1
Provision for income taxes	9.3	12.3	9.3	11.9

Net income	18.9%	18.8%	18.8%	18.3%

Three and Six Months Ended June 30, 2004 and June 30, 2003

     Revenues. Revenues increased 33.5% to $67.2 million for the three months ended June 30, 2004, from $50.3 million for the three months ended June 30, 2003. Revenues increased 34.4% to $131.2 million for the six months ended June 30, 2004, from $97.6 million for the six months ended June 30, 2003. The largest driver of the increase in revenues during the three and six months ended June 30, 2004 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and six months ended June 30, 2004 included the introduction of new research programs, price increases and the addition of new members.

     Cost of services. Cost of services increased 30.5% to $22.2 million for the three months ended June 30, 2004, from $17.0 million for the three months ended June 30, 2003. Cost of services increased 31.6% to $43.6 million for the six months ended June 30, 2004, from $33.2 million for the six months ended June 30, 2003. The increase in cost of services was principally due to compensation costs for new research and executive education staff, an increase in external consulting expenses to support existing programs and an increase in travel costs due to an increase of executive education seminars. Cost of services as a percentage of revenues decreased to 33.1% for the three months ended June 30, 2004, from 33.8% for the three months ended June 30, 2003. Cost of services as a percentage of revenues decreased to 33.3% for the six months ended June 30, 2004, from 34.0% for the six months ended June 30, 2003. The year-over-year changes in the cost of services as a percentage of revenue are due to the leverage inherent in our membership-based business model and a shift in the timing of our publishing and executive education seminar schedule relative to the period ending June 30, 2003. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of executive education seminars, the timing of the completion and delivery of best practices research studies and the introduction of new research programs. Accordingly, the cost of services as a percentage of revenues for the three and six months ended June 30, 2004 may not be indicative of future quarterly or annual results.

     Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel, and the introduction of new membership programs. Accordingly, the gross profit margin for the three and six months ended June 30, 2004, may not be indicative of future results. A number of factors that impact gross profit margin are discussed in the “Cost of services” description above.

     Member relations and marketing. Member relations and marketing costs increased 43.2% to $18.6 million for the three months ended June 30, 2004 from $13.0 million for the three months ended June 30, 2003. Member relations and marketing costs increased 43.8% to $36.4 million for the six months ended June 30, 2004 from $25.4 million for the six months ended June 30, 2003. The year-over-year increase in member relations and marketing costs is due to an increase in marketing travel expenses to support higher revenue activity, commission expenses associated with increased revenue and, to a lesser extent, an increase in member relations and marketing personnel and related costs. Member relations and marketing costs as a percentage of revenues increased to 27.6% for the three months ended June 30, 2004, from 25.8% for the three months ended June 30, 2003. Member relations and marketing costs as a percentage of revenues increased to 27.8% for the six months ended June 30, 2004, from 26.0% for the six months ended June 30, 2003. The year-over-year increase of the three and six months ending June 30, 2004 is due primarily to the changes in expenses in member relations and marketing noted above.

     General and administrative. General and administrative expenses increased 49.8% to $7.7 million for the three months ended June 30, 2004, from $5.2 million for the three months ended June 30, 2003. General and administrative expenses increased 42.7% to $15.0 million for the six months ended June 30, 2004, from $10.5 million for the six months ended June 30, 2003. The increase in general and administrative expenses is driven by an increase in staff and related costs and the use of external financial, legal and information technology consultants to support our organizational growth and our compliance with certain regulatory requirements. In addition to these items, the increase in general and administrative expenses during the six months ended June 30, 2004, as compared to 2003, is driven by one-time, lease termination costs associated with our move to a new office facility within London, England, offset by decrease, as compared to 2003, in recruiting costs by reducing our use of external search firms. General and administrative expenses as a percentage of revenues increased to 11.5% for the three months ended June 30, 2004, from 10.3% for the three months ended June 30, 2003. General and administrative costs as a percentage of revenues increased to 11.4% for the six months ended June 30, 2004, from 10.8% for the six months ended June 30, 2003. Although a portion of our general and administrative expenses are fixed in nature, our general and administrative expenses may continue to be higher as a percentage of revenue for the balance of calendar year 2004 as we incur additional financial, legal and information technology consultants to support our compliance with certain regulatory requirements. The year-over-year increase of the three and six months ending June 30, 2004 is due primarily to the changes in expenses in general and administrative costs noted above.

     Depreciation. Depreciation expense increased 14.3% to $1.6 million for the three months ended June 30, 2004, from $1.4 million for the three months ended June 30, 2003. Depreciation expense increased 21.5% to $3.3 million for the six months ended June 30, 2004, from $2.7 million for the six months ended June 30, 2003. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C. and for the new office space in London, England and new computer equipment and software to support organizational growth.

     Stock option and related expenses. We recognized $408,000 and $2,000 in compensation expense for the three months ended June 30, 2004 and 2003, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offering in May 2004. We recognized $408,000 and $113,000 in compensation expense for the six months ended June 30, 2004 and 2003, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offering in May 2004 and March 2003. See further discussion of the sale of our common stock in the registered public offerings of common stock in the“Liquidity and Capital Resources” section below.

     Other income, net. Other income, net increased 24.5% to $2.3 million for the three months ended June 30, 2004, from $1.9 million for the three months ended June 30, 2003. Other income, net increased 23.4% to $4.5 million for the six months ended June 30, 2004, from $3.7 million for the six months ended June 30, 2003. The growth in other income, net, was principally from interest income associated with the increased levels of cash, cash equivalents and marketable securities and the gain on the sale of available-for-sale marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities as further discussed in the “Liquidity and Capital Resources” section below.

     Provision for income taxes. We recorded a provision for income taxes of $6.3 million and $6.2 million for the three months ended June 30, 2004 and 2003, respectively. We recorded a provision for income taxes of $12.2 million and $11.6 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in our effective income tax rate to 33.0% for the three and six months ended June 30, 2004 from 39.4% for the three and six months ended June 30, 2003 primarily reflects the recognition of the credits, exemptions and other tax benefits associated with our status as a Qualified High Technology Company (“QHTC”) within Washington, D.C.

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

     We filed a claim for refund for sales and use taxes previously paid to the Office of Tax and Revenue on qualifying QHTC purchases under the Act. We subsequently received a notice of refund denial for the claim. However, in May 2004, we received notification that the Office of Tax and Revenue has accepted our position under the QHTC provisions of the Act and that the Company is entitled to receive a refund of sales and use taxes previously paid on eligible purchases. The outcome of this process is consistent with the position taken by the QHTC Activity Review Committee of the Office of Tax and Revenue, which accepted the Company’s QHTC status in October 2003.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $55.8 million and $36.3 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, operating cash flows were generated within the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, the collection of membership fees receivable, offset by the increase in prepaid expenses and other current assets and a decrease in accrued incentive compensation and deferred revenues. As of June 30, 2004, we had cash, cash equivalents and marketable securities of $368.7 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows in investing activities of $46.2 million and $59.4 million during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 we purchased available-for-sale marketable securities, net, of $40.2 million and purchased leasehold improvements for additional office space in Washington, D.C. and London, England and computer equipment and software totaling $6.0 million. During the six months ended June 30, 2003 investing cash flows were used for the purchase, net of sales and maturities, of available-for-sale marketable securities of $56.2 million and for the purchases of leasehold improvements for additional office space in Washington, DC, computer equipment and software of $3.2 million.

     Cash flows from financing activities. We generated net cash flows from financing activities of $31.2 million and used net cash flows from financing activities of $6.6 million during the six months ended June 30, 2004 and 2003, respectively. Net cash generated from financing activities during the six months ending June 30, 2004 was primarily attributed to the receipt of $55.2 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 1.9 million shares of our common stock in a registered public offering in May 2004, which was offset by the repurchase of our common stock during the period, which totaled $18.7 million, and the payment of dividends during the period, which totaled $5.7 million. Net cash used in financing activities during the six months ending June 30, 2003 was primarily attributed to the repurchase of our common stock during the period, which totaled $14.8 million, partially offset by the receipt of $7.8 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 588,000 shares of our common stock in a registered public offering in March 2003.

     In addition, in July 2004 the Board of Directors declared a quarterly dividend of $0.075 per share which will be payable in September 2004. See further discussion of the quarterly dividend and the effect of this event on the cash flows from financing activities in “Note 10 — Subsequent Events” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”

     During the six months ended June 30, 2004, we had no material changes, outside the ordinary course of business, in our non-cancelable contractual financial obligations. At June 30, 2004 and December 31, 2003, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

During the three months ended June 30, 2004, we did not purchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of The Corporate Executive Board Company was held on July 28, 2004. The following is a tabulation of the voting on the proposals presented at the Annual Meeting of Stockholders:

Proposal No. 1 – Election of Directors. The following nominees were elected as directors, each to serve until the next annual meeting of stockholders or until a successor is named and qualified:

	SHARES	SHARES
	VOTED FOR	WITHHELD
James J. McGonigle	35,174,897	1,013,569
Robert C. Hall	34,118,663	2,069,803
Nancy J. Karch	35,568,868	619,598
David W. Kenny	34,121,508	2,066,958
Daniel O. Leemon	34,251,453	1,937,013
Thomas L. Monahan III	35,576,634	611,832

Proposal No. 2 – Adoption of 2004 Stock Incentive Plan

The adoption of the 2004 Stock Incentive Plan was ratified

SHARES VOTED FOR	24,652,652
SHARES VOTED AGAINST	9,165,769
SHARES VOTED TO ABSTAIN	12,833

Proposal No. 3 – Ratification of the Appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004

The appointment of Ernst & Young LLP was ratified

SHARES VOTED FOR	34,545,910
SHARES VOTED AGAINST	1,635,711
SHARES VOTED TO ABSTAIN	6,845

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

(i)	On May 4, 2004, the Company furnished a Current Report on Form 8-K, which included a press release, dated April 28, 2004, in which the Company announced and commented on its financial results for the first quarter of 2004 and provided a financial outlook for fiscal 2004.

(ii)	On May 5, 2004, the Company furnished a Current Report on Form 8-K, which included an underwriting agreement, dated May 4, 2004, entered into by the Company and certain of its stockholders for the sale by the stockholders of 1,939,113 shares of the registrant’s common stock, par value $0.01 per share, in a registered public offering.

(iii)	On May 5, 2004, the Company furnished a Current Report on Form 8-K/A, which included an underwriting agreement, dated May 4, 2004, entered into by the Company and certain of its stockholders for the sale by the stockholders of 1,939,113 shares of the registrant’s common stock, par value $0.01 per share, in a registered public offering.

(iv)	On May 17, 2004, the Company furnished a Current Report on Form 8-K, which included a press release, dated May 13, 2004, in which the Company announced that it has resolved the sales and use tax refund denial with The Office of Tax and Revenue of the Government of the District of Columbia.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2004

The Corporate Executive Board Company

By:	/s/ Timothy R. Yost

Timothy R. Yost Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)