Form 10-Q
period 2004-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2004-11-09
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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
Washington, D.C.
(Address of Principal Executive Offices)

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

As of November 8, 2004, we had outstanding 38,969,465 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,495	$118,568
Marketable securities	46,204	11,859
Membership fees receivable, net	44,063	63,160
Deferred income taxes, net	35,556	30,972
Deferred incentive compensation	5,361	7,332
Prepaid expenses and other current assets	7,790	5,933

Total current assets	191,469	237,824

Deferred income taxes, net	—	6,701
Marketable securities	286,871	163,492
Property and equipment, net	16,769	15,465

Total assets	$495,109	$423,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$16,065	$12,480
Accrued incentive compensation	10,795	11,072
Deferred revenues	141,907	154,844

Total current liabilities	168,767	178,396

Other liabilities	8,727	3,093

Total liabilities	177,494	181,489

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 39,980,200 and 37,835,075 shares issued and 38,963,927 and 37,283,068 outstanding as of September 30, 2004 and December 31, 2003, respectively	400	378
Additional paid-in capital	214,573	143,426
Retained earnings	141,552	113,532
Accumulated elements of other comprehensive income	3,446	4,277
Treasury stock, 1,016,273 and 552,007 shares, at cost, at September 30, 2004 and December 31, 2003, respectively	(42,356)	(19,620)

Total stockholders’ equity	317,615	241,993

Total liabilities and stockholders’ equity	$495,109	$423,482

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$72,424	$53,758	$203,601	$151,380
Cost of services	21,852	18,225	65,484	51,380

Gross profit	50,572	35,533	138,117	100,000

Costs and expenses:
Member relations and marketing	18,657	14,375	55,101	39,727
General and administrative	9,320	5,293	24,297	15,789
Depreciation	1,965	1,343	5,305	4,092
Non-cash lease restructuring costs	5,210	—	5,210	—
Stock option and related expenses(1)	—	—	408	113

Total costs and expenses	35,152	21,011	90,321	59,721

Income from operations	15,420	14,522	47,796	40,279
Other income, net	2,627	1,925	7,136	5,580

Income before provision for income taxes	18,047	16,447	54,932	45,859
Provision for income taxes	6,093	10,934	18,265	22,523

Net income	$11,954	$5,513	$36,667	$23,336

Earnings per share:
Basic	$0.31	$0.15	$0.96	$0.63
Diluted	$0.30	$0.14	$0.92	$0.61

Dividends per share	$0.075	$—	$0.225	$—

Weighted average shares used in the calculation of earnings per share:
Basic	38,990	37,308	38,131	37,298
Diluted	40,379	38,762	39,674	38,403

(1) Composition of Stock Option and Related Expenses:
Cost of services	$—	$—	$184	$74
Member relations and marketing	—	—	100	5
General and administrative	—	—	124	34

Total	$—	$—	$408	$113

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,667	$23,336
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	5,305	4,092
Deferred income taxes	17,472	21,777
Non-cash lease restructuring costs	5,210	—
Amortization of marketable securities premiums, net	2,071	1,550
Changes in operating assets and liabilities:
Membership fees receivable, net	19,097	21,605
Deferred incentive compensation	1,971	215
Prepaid expenses and other current assets	(1,857)	(2,481)
Accounts payable and accrued liabilities	3,356	(669)
Accrued incentive compensation	(277)	(2,385)
Deferred revenues	(12,937)	(15,155)
Other liabilities	549	94

Net cash flows provided by operating activities	76,627	51,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(6,609)	(4,634)
Maturities (purchases) of marketable securities, net	(160,796)	(49,166)

Net cash flows used in investing activities	(167,405)	(53,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	55,322	8,031
Proceeds from the issuance of common stock under the employee stock purchase plan	662	540
Purchase of treasury stock	(22,736)	(19,204)
Payment of dividends	(8,647)	—
Reimbursement of common stock offering costs	225	175
Payment of common stock offering costs	(121)	(159)

Net cash flows provided by (used in) financing activities	24,705	(10,617)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,073)	(12,438)
Cash and cash equivalents, beginning of period	118,568	71,346

Cash and cash equivalents, end of period	$52,495	$58,908

See accompanying notes to condensed consolidated financial statements.

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

Note 2 — Condensed consolidated financial statements

     The accompanying condensed consolidated financial statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC on March 3, 2004.

     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of December 31, 2003 has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004, or any other period within calendar year 2004.

Note 3 — Public offerings of common stock

     In May 2004 and March 2003, certain of the Company’s shareholders agreed to sell 1.9 million and 588,000 shares of its common stock, respectively, in registered public offerings. The Company did not directly receive any proceeds from the sale of its common stock pursuant to these registered public offerings. However, it did receive cash from the exercise of common stock options in conjunction with these registered public offerings. In addition, the Company recognized $408,000 and $83,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the registered public offerings in May 2004 and March 2003, respectively. The additional FICA taxes are included within “Stock option and related expenses” in the condensed consolidated statements of income for the nine months ended September 30, 2004 and 2003.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	38,990	37,308	38,131	37,298
Weighted average common share equivalents outstanding	1,389	1,454	1,543	1,105

Diluted weighted average common shares outstanding	40,379	38,762	39,674	38,403

Note 5 — Comprehensive income

     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 2004 and 2003 was $14.4 million and $5.1 million, respectively. Comprehensive income for the nine months ended September 30, 2004 and 2003 was $35.8 million and $23.3 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised primarily of the change in unrealized gains (losses) on available-for-sale marketable securities.

Note 6 — Supplemental cash flows disclosures

     For the nine months ended September 30, 2004 and 2003, the Company recognized $15.2 million and $4.5 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options.

Note 7 — Stockholders’ equity

     In February 2003, the Company’s Board of Directors authorized a share repurchase of up to $75 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company will fund its share repurchases with cash on hand and cash generated from operations. As of September 30, 2004 and December 31, 2003, the Company has repurchased 1,016,273 shares and 552,007 shares, respectively, of treasury stock at a total cost of $42.4 million and $19.6 million, respectively.

     In the nine months ended September 30, 2004, the Board of Directors declared quarterly dividends of $0.075 per share which were paid on March 31, 2004, June 30, 2004 and September 30, 2004 to stockholders of record at the close of business on March 10, 2004, June 15, 2004 and September 15, 2004, respectively. For the nine months ended September 30, 2004, the Company paid dividends to stockholders of record totaling $8.6 million. See Note 12 for information on the declaration of the fourth quarter dividend. The Company paid no cash dividends prior to January 1, 2004.

Note 8 — Stock-based compensation

     At September 30, 2004, the Company had stock-based employee compensation plans. These plans provide for the granting of stock options and restricted stock to employees and non-employee members of our Board of Directors. The Company accounts for those plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (collectively, “APB No. 25”). Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income, as reported	$11,954	$5,513	$36,667	$23,336
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,334	5,068	12,027	13,009

Pro forma net income	$7,620	$445	$24,640	$10,327

Earnings per share:
Basic — as reported	$0.31	$0.15	$0.96	$0.63
Basic — pro forma	$0.20	$0.01	$0.65	$0.27
Diluted — as reported	$0.30	$0.14	$0.92	$0.61
Diluted — pro forma	$0.19	$0.01	$0.63	$0.27
Assumptions:
Risk-free interest rate	3.6%	3.1%	3.7%	2.9%
Dividend yield	0.5%	zero	0.6%	zero
Expected life of option (in years)	5	5	5	5
Expected volatility	32%	55%	38%	55%
Weighted-average fair value of options granted	$19.24	$21.38	$17.58	$16.14

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

Note 9 – Income taxes

     As of September 30, 2003, the Company recognized its new status as a Qualified High Technology Company (QHTC) in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modifies the Washington, D.C. income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. For the three months ended September 30, 2003, the Company recorded a non-cash income tax charge to earnings of $8.2 million to reflect the impact on its deferred tax assets of lowering the Washington, D.C. QHTC income tax rate to 0.0%, from 9.975% prior to the QHTC qualification, partially offset by the recognition of certain Washington, D.C. QHTC income tax credits. Additionally, during the three months ended September 30, 2003, the Company reduced the provision for income taxes by $2.4 million to reflect a true-up of the provision for income taxes originally recorded at 39.4% during the six months ended June 30, 2003.

Note 10 — Lease restructuring costs

     In August 2004, the Company entered into a new twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the new Virginia office facilities lease, the Company’s previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the new Virginia office facilities. As a result, the Company recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. The Company recorded a non-cash charge of $5.4 million which represents its estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. Since the new lessor will assume the remaining lease payments of the previous leases, the Company will recognize the $5.4 million lease incentive on a straight-line basis over the term of the new Virginia office facilities lease. The Company also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs the Company may be required to pay for office space that the Company will no longer occupy. In addition, the Company recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of a lease agreement resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rental obligations that the Company will no longer incur. The total $5.2 million, net non-cash lease restructuring costs described above are included within “Non-cash lease restructuring costs” in the condensed consolidated statements of income.

     The Company also incurred approximately $909,000 for additional external financial and legal consulting costs to restructure existing lease agreements and for the write-off of certain deferred leasehold improvement costs for office space that it will no longer occupy. These expenses and costs are included within “General and administrative expenses” in the condensed consolidated statements of income.

Note 11 — Commitments and Contingencies

     The Company leases office facilities in the United States and the United Kingdom expiring on various dates over the next twenty-three years. Certain lease agreements include provisions for rental escalations and require us to pay for executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $590.8 million at September 30, 2004 and are scheduled to be paid out as follows: $2.3 million for the three months ending December 31, 2004, $10.5 million for the year ending December 31, 2005, $15.2 million for the year ending December 31, 2006, $15.5 million for the year ending December 31, 2007, $26.3 million for the year ending December 31, 2008 and $521.0 million thereafter. The increase in the future commitments is primarily due to the lease payments for the new Rosslyn, Virginia headquarters scheduled to begin in early 2008 for a term of twenty years. See note 10 — Lease restructuring costs.

      Under the terms of the new office lease agreement, the Company has committed to providing the landlord security deposits totaling $50 million to be posted in two installments. To date, the Company has entered into a letter of credit agreement for $25.0 million with a commercial bank to provide a security deposit for the Rosslyn, Virginia lease. The letter of credit will expire in February 2005, but can be extended until August 2009. The Company has pledged $25.0 million of long-term marketable securities as collateral under this letter of credit agreement. To date, no amounts have been drawn on this letter of credit.

Note 12 — Subsequent events

Stockholders’ equity

     In October 2004, the Board of Directors declared a quarterly dividend of $0.075 per share. The Company will fund its dividend payments with cash on hand and cash generated from operations. The dividend is payable on December 31, 2004 to stockholders of record at the close of business on December 15, 2004.

Income taxes

     In October 2004, certain tax incentives within the Internal Revenue Code were extended for businesses to hire individuals who both live and work in a designated empowerment zone within Washington, D.C. (the “Employment Credits”). The Employment Credits originally expired on December 31, 2003, but were recently extended through December 31, 2005, at which point the Employment Credits will terminate. From 1999 through 2003, the Company’s effective income tax rate was lower as the Company recognized certain Employment Credits within its Federal income tax calculation.

     At the time of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, the Company is reviewing the applicable provisions of the Internal Revenue Code regarding the extension provisions of the Employment Credits and therefore has not yet determined the benefit, if any, that the Employment Credits will have on its effective income tax rate for the three months and year ending December 31, 2004. The Company will recognize any income tax benefit from the Employment Credits for 2004 during the quarter ended December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, whether the Washington, D.C. Office of Tax and Revenue withdraws our QHTC status and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our filings with the Securities and Exchange Commission, including, but not limited to, the 2003 annual report on Form 10-K.

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

     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is the annualized contract value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract value has increased 30.2% to $270.5 million at September 30, 2004, from $207.8 million at September 30, 2003.

     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, non-cash lease restructuring costs and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Non-cash lease restructuring costs primarily consists of a non-cash charge related to the assumption of several of the Company’s prior lease agreements by a new lessor. Stock option and related expenses includes additional cash payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	30.2	33.9	32.2	33.9

Gross profit	69.8	66.1	67.8	66.1

Costs and expenses:
Member relations and marketing	25.8	26.7	27.1	26.2
General and administrative	12.9	9.8	11.9	10.4
Depreciation	2.7	2.5	2.6	2.7
Non-cash lease restructuring costs	7.2	—	2.6	—
Stock option and related expenses	—	—	0.2	0.1

Total costs and expenses	48.5	39.1	44.4	39.5

Income from operations	21.3	27.0	23.5	26.6
Other income, net	3.6	3.6	3.5	3.7

Income before provision for income taxes	24.9	30.6	27.0	30.3
Provision for income taxes	8.4	20.3	9.0	14.9

Net income	16.5%	10.3%	18.0%	15.4%

Three and Nine Months Ended September 30, 2004 and September 30, 2003

     Revenues. Revenues increased 34.7% to $72.4 million for the three months ended September 30, 2004, from $53.8 million for the three months ended September 30, 2003. Revenues increased 34.5% to $203.6 million for the nine months ended September 30, 2004, from $151.4 million for the nine months ended September 30, 2003. The largest driver of the increase in revenues during the three and nine months ended September 30, 2004 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and nine months ended September 30, 2004 included the introduction of new research programs, the addition of new members and, to a lesser extent, price increases.

     Cost of services. Cost of services increased 19.9% to $21.9 million for the three months ended September 30, 2004, from $18.2 million for the three months ended September 30, 2003. Cost of services increased 27.5% to $65.5 million for the nine months ended September 30, 2004, from $51.4 million for the nine months ended September 30, 2003. The increase in cost of services was principally due to compensation costs for new research and executive education staff, an increase in external consulting expenses to support existing programs and an increase in travel costs due to an increase of executive education seminars. Cost of services as a percentage of revenues decreased to 30.2% for the three months ended September 30, 2004, from 33.9% for the three months ended September 30, 2003. Cost of services as a percentage of revenues decreased to 32.2% for the nine months ended September 30, 2004, from 33.9% for the nine months ended September 30, 2003. The year-over-year changes in the cost of services as a percentage of revenue are due to the leverage inherent in our membership-based business model and a shift in the timing of our publishing and executive education seminar schedule relative to the period ended September 30, 2003. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of executive education seminars, the timing of the completion and delivery of best practices research studies and the introduction of new research programs. Accordingly, the cost of services as a percentage of revenues for the three and nine months ended September 30, 2004 may not be indicative of future quarterly or annual results.

     Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel, and the introduction of new membership programs. Accordingly, the gross profit margin for the three and nine months ended September 30, 2004, may not be indicative of future results. A number of factors that impact gross profit margin are discussed in the “Cost of services” description above.

     Member relations and marketing. Member relations and marketing costs increased 29.8% to $18.7 million for the three months ended September 30, 2004 from $14.4 million for the three months ended September 30, 2003. Member relations and marketing costs increased 38.7% to $55.1 million for the nine months ended September 30, 2004 from $39.7 million for the nine months ended September 30, 2003. The year-over-year increase in member relations and marketing costs is due to an increase in member relations and marketing personnel and related costs, an increase in marketing travel expense to support higher revenue activity, and commission expenses associated with increased revenue. Member relations and marketing costs as a percentage of revenues decreased to 25.8% for the three months ended September 30, 2004, from 26.7% for the three months ended September 30, 2003 reflecting a larger increase in revenue growth for the three months ended September 30, 2004, as compared to 2003. Member relations and marketing costs as a percentage of revenues increased to 27.1% for the nine months ended September 30, 2004, from 26.2% for the nine months ended September 30, 2003, due primarily to the changes in member relations and marketing costs noted above.

     General and administrative. General and administrative expenses increased 76.1% to $9.3 million for the three months ended September 30, 2004, from $5.3 million for the three months ended September 30, 2003. General and administrative expenses increased 53.9% to $24.3 million for the nine months ended September 30, 2004, from $15.8 million for the nine months ended September 30, 2003. The year-over-year increase in general and administrative expenses is driven by an increase in staff and related costs and the use of external financial, legal and information technology consultants to support our organizational growth and our compliance with certain regulatory requirements. In addition, in August 2004, the Company entered into a new lease agreement for office facilities in Rosslyn, Virginia beginning 2008. In association with the new lease agreement, we incurred additional external financial and legal consulting costs to restructure existing lease agreements and we recorded $909,000 to expense certain deferred leasehold improvement costs for office space that it will no longer occupy. See further discussion of the new lease agreement in the “Non-cash lease restructuring costs” section below.

     Depreciation. Depreciation expense increased 46.3% to $2.0 million for the three months ended September 30, 2004, from $1.3 million for the three months ended September 30, 2003. Depreciation expense increased 29.6% to $5.3 million for the nine months ended September 30, 2004, from $4.1 million for the nine months ended September 30, 2003. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in London, England and new computer equipment and software to support our organizational growth.

     Non-cash lease restructuring costs. In August 2004, the Company entered into a new twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the new Virginia office facilities lease, the Company’s previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the new Virginia office facilities. As a result, the Company recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. The Company recorded a non-cash charge of $5.4 million which represents our estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. The Company will recognize the $5.4 million lease incentive on a straight-line basis over the term of the new Virginia office facilities lease. The Company also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs the Company may be required to pay for office space which the Company will no longer occupy. In addition, the Company recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of a lease agreement resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rental obligations that the Company will no longer incur.

     Stock option and related expenses. We recognized zero dollars in compensation expense for the three months ended September 30, 2004 and 2003, respectively. We recognized $408,000 and $113,000 in compensation expense for the nine months ended September 30, 2004 and 2003, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offering in May 2004 and March 2003. See further discussion of the sale of our common stock in the registered public offerings of common stock in the “Liquidity and Capital Resources” section below.

     Provision for income taxes. We recorded a provision for income taxes of $6.1 million and $10.9 million for the three months ended September 30, 2004 and 2003, respectively. We recorded a provision for income taxes of $18.3 million and $22.5 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the provision for income taxes and the effective income tax rate for the three and nine months ended September 30, 2004, as compared to 2003, is principally due to an $8.2 million non-cash income tax charge to earnings in 2003 to recognize the impact on our deferred tax assets of lowering the Washington, D.C. QHTC income tax rate to zero to reflect our new status as a Qualified High Technology Company (“QHTC”) within Washington, D.C.

     During the three months ended September 30, 2004, we increased our annual effective income tax rate to 33.25%, from 33.0%, to reflect the decreased income tax benefit we receive from interest income derived from Washington, D.C. tax exempt notes and bonds. We reflected the cumulative increase in the annual effective income tax rate to 33.25% during the three months ended September 30, 2004.

     Other income, net. Other income, net increased 36.5% to $2.6 million for the three months ended September 30, 2004, from $1.9 million for the three months ended September 30, 2003. Other income, net increased 27.9% to $7.1 million for the nine months ended September 30, 2004, from $5.6 million for the nine months ended September 30, 2003. The year-over-year growth in other income, net, was principally from interest income associated with the increased levels of cash, cash equivalents and marketable securities and the gain on the sale of available-for-sale marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities as further discussed in the “Liquidity and Capital Resources” section below.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $76.6 million and $52.0 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, operating cash flows were generated within the period principally by net income, the collection of membership fees receivable, and the utilization of tax benefits created by the exercise of common stock options, offset by a decrease in deferred revenues. As of September 30, 2004, we had cash, cash equivalents and marketable securities of $385.6 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We used net cash flows in investing activities of $167.4 million and $53.8 million during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 we purchased available-for-sale marketable securities, net of sales and maturities, of $160.8 million and purchased leasehold improvements for additional office space in London, England and computer equipment and software totaling $6.6 million. During the nine months ended September 30, 2003 investing cash flows were used for the purchase, net of sales and maturities, of available-for-sale marketable securities of $49.2 million and for the purchases of leasehold improvements for additional office space in Washington, DC, computer equipment and software of $4.6 million.

     Cash flows from financing activities. We generated net cash flows from financing activities of $24.7 million and used net cash flows from financing activities of $10.6 million during the nine months ended September 30, 2004 and 2003, respectively. Net cash generated from financing activities during the nine months ended September 30, 2004 was primarily attributed to the receipt of $55.3 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 1.9 million shares of our common stock in a registered public offering in May 2004, which was offset by the repurchase of our common stock during the period, which totaled $22.7 million, and the payment of dividends during the period, which totaled $8.6 million. Net cash used in financing activities during the nine months ended September 30, 2003 was primarily attributed to the repurchase of our common stock during the period, which totaled $19.2 million, partially offset by the receipt of $8.0 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 588,000 shares of our common stock in a registered public offering in March 2003.

     In addition, in October 2004 the Board of Directors declared a quarterly dividend of $0.075 per share which will be payable in December 2004. See further discussion of the quarterly dividend and the effect of this event on the cash flows from financing activities in “Note 12 — Subsequent events” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”

     We lease office facilities in the United States and the United Kingdom expiring on various dates over the next twenty-three years. Certain lease agreements include provisions for rental escalations and require us to pay for executory costs such as taxes and insurance. Our future minimum rental payments under non-cancelable operating leases, excluding executory costs and considering the new Rosslyn, Virginia lease agreement described in “Note 10 — Lease restructuring costs” and “Note 11 — Commitments and contingencies” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”, total $590.8 million.

      Under the terms of the new Rosslyn, Virginia lease agreement, we have committed to providing the landlord security deposits totaling $50 million to be posted in two installments. To date, we have entered into a letter of credit agreement for $25.0 million with a commercial bank to provide a security deposit for the Rosslyn, Virginia lease. The letter of credit will expire in February 2005, but can be extended until August 2009. We have pledged $25.0 million of long-term marketable securities as collateral under this letter of credit agreement. To date, no amounts have been drawn on this letter of credit.

     At September 30, 2004 and December 31, 2003, we have no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              Issuer Purchases of Equity Securities

			Total Number of
			Shares
			Purchased as	Approximate $ Value
	Total Number of	Average	Part of a	of Shares That May
	Shares	Price	Publicly	Yet Be Purchased
	Purchased	Paid per Share	Announced Plan	Under the Plans
July 1, 2004 to July 31, 2004	—	$—	—	$36,648,963
August 1, 2004 to August 31, 2004	72,500	$55.24	72,500	$32,644,107
September 1, 2004 to September 30, 2004	—	$—	—	$32,644,107

Total	72,500	$55.24	72,500

In February 2003, the Company’s Board of Directors authorized a share repurchase of up to $75 million of the Company’s common stock. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company will fund its share repurchases with cash on hand and cash generated from operations. As of September 30, 2004 and December 31, 2003, the Company has repurchased 1,016,273 shares and 552,007 shares, respectively, of treasury stock at a total cost of $42.4 million and $19.6 million, respectively.

Item 3. Defaults Upon Senior Securities.

             None.

Item 4. Submission of Matters to a Vote of Security Holders.

             None.

Item 5. Other Information.

             None.

Item 6. Exhibits.

             (a) Exhibits.

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

Date: November 8, 2004

The Corporate Executive Board Company

By: /s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)