Form 10-K
period 2004-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2005-03-04
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004.

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

Common Stock, par value $0.01 per share

(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     Based upon the closing price of the registrant’s common stock as of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,255,158,414*.

     As of February 28, 2005, The Corporate Executive Board Company had outstanding 39,999,858 shares of Common Stock, par value $0.01 per share.

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

     Our membership-based model, in which all customers (or “members”) participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices of the world’s largest corporations at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their management practices. In addition, we do not know of any other entity that enables corporations to study a broad range of the best business practices of hundreds of other business enterprises for fixed annual fees.

     We provide research and analysis to a membership of more than 2,300 of the world’s largest and most prestigious corporations. For a fixed annual fee, members of each research program have access to an integrated set of services, typically including:

•	best practices research studies,

•	executive education seminars,

•	customized research briefs,

•	web-based access to the program’s digital content database and

•	decision support tools.

     For 2004, our client renewal rate (defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members) equaled 91%, which increased from 90% for each of the previous two years. More than 80% of the Fortune 500 companies are members of The Corporate Executive Board.

     We offer 31 research programs, each focusing on separate business constituencies within the following practice areas:

•	human resources,

•	strategy and research and development,

•	information technology,

•	sales and marketing,

•	finance,

•	legal and real estate,

•	operations and procurement and

•	financial services.

     We have added nine new research programs during the past two years and anticipate adding four to five new research programs per year for the next two to three years. Each research program charges a separate fixed annual fee and is served by a dedicated staff of analysts and researchers. Memberships generally are renewable on a 12-month basis. The average price per research program at December 31, 2004 was approximately $35,962.

     Our revenues and costs have grown at compound annual rates of 29.9% and 29.2%, respectively, from December 31, 2001 through December 31, 2004. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. For financial information about our revenues from foreign and domestic members, please see Note 3 to our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Substantially all of our long-lived assets are located in the United States.

Available Information

     The Corporate Executive Board’s Internet address is http://www.executiveboard.com. We have made available free of charge through our Internet Web site (follow Investors tab to link to Shareholder Information and “SEC Filings”) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

     We offer a distinctive approach that combines many of the benefits of general management consulting and training and development firms. Our research and analysis covers the same major business issues generally addressed by management consulting firms, such as managing growth, reducing costs, streamlining operations and developing strategy. What makes our approach distinctive is that we provide the same, standardized product to each member of a research program at a fraction of the cost of consulting services. Similar to training and development firms, we offer educational services both on-site at member institutions and in large multicompany settings. Unlike training and development firms, which typically invest only periodically in new curriculum development, our curriculum is updated constantly by our best practices research organization and the research agenda is set by the membership. Another distinguishing characteristic is the seniority and breadth of our audience. We brief executive and senior management staff drawn from a broad range of industry sectors, business units and departments. Because of our high-quality research product, unique approach to the market and global network of leading companies, we believe that we offer our customers a superior value proposition.

Business Strategy

     Our goal is to research and analyze the most pertinent and timely strategic and operational issues facing our membership and to distribute the results of this analysis to our membership in the most efficient, effective and helpful manner. Our membership model allows us to draw upon a large and growing universe of issues and solutions relevant to today’s leading corporations. We actively engage our membership to help focus our research on the most urgent challenges in the current business environment and to maintain and enhance our position as the leading provider of best practices research and analysis.

•	Maintain Membership-Based Model. We believe that our membership-based model is key to our success. We continually strive to increase our ties to our members. We encourage members to view us as their proprietary off-site research facility. Our fixed-fee economic model promotes frequent use of our products and services. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join The Corporate Executive Board.

•	Focus on Best Practices Research. The focus of our work is on researching best demonstrated business and management practices. Many large corporations believe that there are research economies and other benefits that can be realized by learning from the experiences of similar entities facing common business problems. We believe that there will be a continuing desire on the part of large corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has uniquely positioned us as a leading source for identifying, studying, evaluating and communicating these evolving solutions and that our library of best practices serves as a formidable barrier to entry for potential competitors.

•	Continue Research and Analysis Excellence. We believe that the quality of our research and analysis has driven our success. We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis. Program directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all research programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

•	Build Membership Network. As our research programs grow in size and influence, we constantly are expanding our network of executive contacts at our member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information and by providing them with access to a broader range of companies. We believe that these positive “network effects” further strengthen our membership-based business model.

•	Leverage Economic Model. We derive most of our revenues from fixed annual fees for our research programs. A substantial portion of our costs of delivering our products and services in each research program are fixed and do not vary directly with the number of members. The leverage in our economic model is further evidenced by the increasing utilization via the Internet of each research program’s digital research library and decision support tools. Each research program’s proprietary database, including digital content and on-line tools, assists our member executives in solving their own challenges on a real-time basis. We expect to increase revenues and improve program-operating margins as we add new members to our research programs.

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

•	Cross-Sell Additional Subscriptions to Existing Members. On average, individual members currently participate in 3.46 research programs. We actively cross-sell additional membership subscriptions and believe that most members are potential participants in up to 18 of the research programs we currently offer, which are directed at corporate staff positions maintained by most major companies. We believe that membership subscription cross-selling opportunities will continue to increase as we develop new research programs.

•	Add New Members. We have targeted approximately 1,800 additional institutions globally, excluding Asia, as potential new members, including companies with revenues greater than $750 million and financial institutions with assets in excess of $1 billion.

•	Develop New Research Programs. We currently offer research programs covering 31 business constituencies. We have added nine new research programs during the past two years. We also have identified more than 50 additional corporate constituencies that we might target as we develop new research programs. This list includes opportunities to serve corporate functions beyond the 31 we serve today. We believe that each is a unique constituency with the potential to support a tailored research agenda and a suite of educational and other services.

The Membership Network

     Our membership-based model, in which all members participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experience and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices and access tools and frameworks of the world’s largest corporations at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their business practices. We believe that there is no other entity that enables corporations to study a broad range of business practices from thousands of other business enterprises for fixed annual fees.

     We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis and continually strive to increase our ties to our members. Our products and services are available exclusively to our members. Our fixed-fee economic model promotes frequent use of our products and services. We encourage members to view us as their proprietary off-site research facility. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join The Corporate Executive Board.

     The following table sets forth information with respect to members, subscriptions and renewals as of the dates shown:

	December 31,
	2000	2001	2002	2003	2004
Membership programs	15	18	22	26	31
Member institutions	1,745	1,802	1,930	2,143	2,368
Total membership subscriptions	3,543	4,364	5,257	6,414	8,202
Average subscriptions per member institution	2.03	2.42	2.72	2.99	3.46
Client renewal rate(1)	90%	90%	90%	90%	91%
Contract value (in thousands)(2)	$108,542	$138,474	$176,533	$227,913	$294,949

(1)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(2)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Products and Services

General

     Our research products and services focus on identifying, analyzing and describing best demonstrated management practices. In general, our research focuses primarily on identifying best demonstrated management practices, and secondarily, on critiquing widely followed but less effective practices. We believe that we add value by enabling member companies to enhance revenues and reduce costs by objectively identifying best corporate practices that solve urgent corporate problems and developing tools to help members implement these practices. In addition, we provide members with support implementing best practices profiled in our research studies within their own organizations. These implementation support memberships include both management tools and associated on-site sessions and are generally delivered over a 12-month period.

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

      Our best practice research programs are guided by a rolling 12 to 18-month agenda. These research programs have a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all program services. Using Web and fax polls, steering sessions, teleconferences and one-on-one interviews, the research program’s director works closely with the membership of that program to identify agenda topics of shared interest and to set the program’s priorities. Each program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and write the best practices studies, complete the customized research briefs and present the findings to the program’s membership through a variety of formats.

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

     In the course of researching a best practices study topic, the research team typically will review thousands of pages of business and academic literature to ground their understanding of the issues. The teams often will create and analyze primary data about members’ operations and performance to understand key economic leverage points and direct the research to areas that offer the highest return on member investments. They then will initiate the research process to identify and evaluate specific business processes, strategies and management practices, typically conducting hundreds of in-depth interviews with corporations, industry experts, management consultants and academic leaders. During the course of its research, a team generally analyzes and evaluates dozens of specific management practices in an attempt to isolate the five to fifteen most important practices worthy of potential implementation by members, separating out demonstrated and proven business practices and disposing of those concepts, whether popular or conventional, that largely have failed.

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

Research Briefs

     Members of most research programs may assign short-answer, customized research requests. Individual briefs may take the form of a literature search, vendor profile, data retrieval or original primary and secondary research, depending upon the need of the requesting member. Once initiated, each customized research effort takes from one to twenty business days to complete, depending on the depth of the information request, the type of research product desired and the time requirements of the member. Researchers typically begin their inquiry with a review of our proprietary research archives and then conduct a broad literature search to identify relevant background material and practices.

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

Pricing

     Memberships in The Corporate Executive Board research programs are principally one-year, renewable agreements. Research memberships are generally payable by members at the beginning of the contract term. At December 31, 2004, the average price for a program membership was approximately $35,962. The actual price varies by size of member and by research program, and may be lower for charter memberships of new research programs. By spreading our costs over a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms. We have historically had positive working capital as a result of the combination of revenue growth and advance receipt of membership subscription payments.

     We offer an unconditional service guarantee to our members. At any time, a member may terminate a membership and request a refund of its membership fee for a research program. Refunds are provided on a pro rata basis relative to the remaining term of the membership. In 2004, members requested refunds for 25 memberships out of more than 8,202 sold.

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

     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, breath of proprietary research databases, reliable delivery, depth and quality of the membership network, ability to meet changing customer needs, superior service and affordably priced products. We believe we compete favorably with respect to each of these factors.

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

Employees

     At December 31, 2004, we employed 1,448 persons. Of these employees, 1,308 were located in Washington, D.C., 133 were located at our facilities in London, England and 7 were located in Asia. None of our employees is represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.

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

We cannot know in advance whether new products will be successful.

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

     Our future success will also depend upon our ability to anticipate rapidly changing market trends and to adapt our research and analysis to meet the changing information needs of our members. We may fail to continue to provide helpful and timely research and analysis of developments and trends in a manner that meets market needs. Any such failure would have a material adverse effect on our business, financial condition and results of operations. The industry and business sectors that we analyze undergo frequent and often dramatic changes, including the introduction of new products and the obsolescence of old products, shifting strategies and market positions of major industry participants and changing objectives and expectations of users of members’ products and services. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research and analysis on issues of importance. Meeting these challenges requires the commitment of substantial resources.

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

     At the time of our initial public offering, we entered into an agreement with The Advisory Board Company that restricts us from selling our membership-based products and services to companies principally engaged in the health-care business, although we may sell such products and services to non-health-care divisions or subsidiaries of health care companies. The agreement continues through January 1, 2007. This restriction may limit our future growth opportunities.

Continued consolidation in the financial institution industry may adversely impact our business.

     A number of our research programs are oriented toward companies in the financial services industry. The financial services industry is continuing to experience substantial consolidation. This consolidation has resulted, and is expected to continue to result in a reduction in the number of our financial institution members. We cannot assure you that this consolidation will not materially and adversely affect our results of operations. At December 31, 2004, less than 30% of our contract value was attributable to financial institution members, which include commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies.

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

      As a publisher and distributor of original research and analysis and a user of third-party content, we face potential liability for defamation, negligence and copyright and trademark infringement. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our financial condition and results of operations. Third-party content includes information created or provided by information services organizations and consultants whom we retain and may be delivered to clients in writing, over the Internet or orally.

We may be exposed to loss of revenue resulting from our unconditional service guarantee.

     We offer an unconditional service guarantee to our members. At any time, a member may request a refund of its membership fee for a research program. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenues and have a material adverse effect on our financial condition and results of operations. See “Business—Pricing.”

Item 2. Properties.

     Our headquarters are located in approximately 102,000 square feet of office space in Washington, D.C., which we lease under an agreement that expires in 2009. We also lease approximately 291,000 square feet in nearby buildings in Washington, D.C., under agreements with terms expiring in 2005 through 2009. In August 2004, the Company entered into a new twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the new Virginia office facilities lease, the Company’s previous lease obligations in Washington, D.C. were assigned to, and assumed by, the lessor of the new Virginia office facilities. We further lease space in London, England, which expires in 2018, and Gurgaon, India, which expires in 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock has been quoted on the Nasdaq National Market under the symbol “EXBD” since our initial public offering on February 23, 1999. As of February 28, 2005, there were 60 stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2003:
First quarter	$36.05	$27.95
Second quarter	43.41	34.85
Third quarter	48.20	37.60
Fourth quarter	51.70	44.29
2004:
First quarter	$53.23	$44.31
Second quarter	58.27	46.72
Third quarter	62.33	51.65
Fourth quarter	69.48	57.26

Issuer Purchases of Equity Securities

			Total
			Number of
			Shares
			Purchased as	Approximate $
	Total	Average	Part of a	Value of Shares
	Number of	Price	Publicly	That May Yet Be
	Shares	Paid per	Announced	Purchased
	Purchased	Share	Plan	Under the Plans
October 1, 2004 to October 31, 2004	—	$—	—	$32,644,107
November 1, 2004 to November 30, 2004	—	$—	—	$32,644,107
December 1, 2004 to December 31, 2004	44,828	$65.84	44,828	$29,692,664

Total	44,828	$65.84	44,828

     In February 2003, we announced that our Board of Directors authorized a share repurchase of up to $75 million of our common stock. In February 2005, we announced that our Board of Directors authorized a share repurchase of up to an additional $100 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorization, provides us the opportunity to repurchase up to approximately $130.0 million of our shares. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. As of December 31, 2003 and 2004, we have repurchased 552,007 shares and 1,061,101 shares, respectively, of our common stock at a total cost of approximately $19.6 million and $45.3 million, respectively.

     In February 2005, we announced that our Board of Directors declared a quarterly dividend of $0.10 per share. The dividend is payable on March 31, 2005 to stockholders of record at the close of business on March 10, 2005. We will fund our dividend payment with cash on hand and cash generated from operations.

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating data. The selected financial data presented below as of December 31, 2000 and 2001, and for the years then ended, have been derived from our consolidated financial statements that were audited by Arthur Andersen LLP. The selected financial data presented below as of December 31, 2002, 2003 and 2004, and for each of the three years in the period ended December 31, 2004, have been derived from our consolidated financial statements that were audited by Ernst & Young LLP. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per-share amounts)
Consolidated Statements of Income Data:
Revenues	$95,491	$128,112	$162,357	$210,211	$280,724
Costs and expenses:
Cost of services	36,094	45,738	56,147	70,974	91,285
Member relations and marketing	21,236	30,219	40,768	55,301	75,460
General and administrative	12,021	15,877	17,493	21,632	31,130
Depreciation	2,573	4,412	5,456	5,764	6,782
Non-cash lease restructuring costs	—	—	—	—	5,210
Stock option and related expenses (1) (2)	1,371	1,260	668	114	408

Total costs and expenses	73,295	97,506	120,532	153,785	210,275

Income from operations	22,196	30,606	41,825	56,426	70,449
Other income, net	2,263	4,283	6,346	7,569	9,936

Income before provision for income taxes	24,459	34,889	48,171	63,995	80,385
Provision for income taxes	9,539	13,257	18,570	28,307	26,729

Net income	$14,920	$21,632	$29,601	$35,688	$53,656

Earnings per share—basic	$0.49	$0.64	$0.81	$0.96	$1.40
Weighted average shares outstanding—basic	30,321	34,003	36,722	37,296	38,344
Earnings per share—diluted	$0.43	$0.59	$0.79	$0.93	$1.34
Weighted average shares outstanding—diluted	34,638	36,465	37,671	38,577	39,925
Cash dividends declared per common share	$—	$—	$—	$—	$0.30

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$69,373	$132,469	$225,941	$293,919	$416,977
Deferred income taxes	31,348	58,520	59,726	37,673	29,587
Total assets	152,494	257,518	359,581	423,482	578,451
Deferred revenues	71,281	94,683	121,415	154,844	205,494
Total stockholders’ equity	65,561	143,984	213,357	241,993	327,461

	December 31,
	2000	2001	2002	2003	2004
Other Operating Data (Unaudited):
Membership programs	15	18	22	26	31
Member institutions	1,745	1,802	1,930	2,143	2,368
Total membership subscriptions	3,543	4,364	5,257	6,414	8,202
Average subscriptions per member institution	2.03	2.42	2.72	2.99	3.46
Client renewal rate (3)	90%	90%	90%	90%	91%
Contract value (in thousands of dollars) (4)	$108,542	$138,474	$176,533	$227,913	$294,949

(1)	In connection with our spin-off from The Advisory Board Company in October 1997, we substituted our stock options for The Advisory Board Company stock options. The terms of the stock option substitution resulted in compensation expense being charged for the intrinsic value of certain stock options. We reflect these charges as stock option expenses over the vesting period of the options. After calendar year 2001, we recognized no additional compensation expense related to these substitution agreements.

(2)	For the years ended December 31, 2001, 2002, 2003 and 2004, we recognized $1.1 million, $668,000, $114,000 and $408,000, respectively, in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of nonqualified common stock options, primarily in conjunction with the registered public offerings in March and April 2001, March 2002 and 2003, and May 2004, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Years Ended December 31, 2002, 2003 and 2004—Stock option and related expenses.”

(3)	For the year then ended. Client renewal rate is defined as the percentage of membership institutions renewed, adjusted to reflect reductions in membership institutions resulting from mergers and acquisitions of members.

(4)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

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

     Memberships, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. Billings attributable to memberships in our research programs initially are recorded as deferred revenues and then recognized pro rata over the membership contract term, which is typically twelve months. At any time, a member may request a refund of its membership fee for a research program. Refunds are provided on a pro rata basis relative to the remaining term of the membership.

     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. Over the past three years, our revenues have grown at a compound annual growth rate of 29.9% from $128.1 million in 2001 to $280.7 million in 2004, while costs have grown at a compound annual growth rate of 29.2% from $97.5 million in 2001 to $210.3 million in 2004. In addition, our Contract Value has grown at a compound annual growth rate of 28.7% over the past three years and was $294.9 million at December 31, 2004. We calculate Contract Value as the aggregate annualized revenues attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. See the table titled “Other Operating Data (Unaudited)” in Item 6–Selected Financial Data, for additional information with respect to members, subscriptions and renewals.

     Our operating costs and expenses generally consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, non-cash lease restructuring costs and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation expense includes the cost of depreciation of our property and equipment which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements. Non-cash lease restructuring costs primarily consist of a non-cash charge related to the assumption of several of the Company’s existing lease agreements by a new lessor. Stock option and related expenses includes additional payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of nonqualified common stock options. The statements below do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” See “Note 3: Summary of significant Accounting Policies” in Part II, Item 8 of this Form 10-K.

Results of Operations

     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Cost of services	34.6	33.8	32.5

Gross profit	65.4	66.2	67.5

	Year Ended December 31,
	2002	2003	2004
Costs and expenses:
Member relations and marketing	25.1	26.3	26.9
General and administrative	10.8	10.3	11.1
Depreciation	3.4	2.7	2.4
Non-cash lease restructuring costs	—	—	1.9
Stock option and related expenses	0.4	0.1	0.1

Total costs and expenses	39.7	39.4	42.4

Income from operations	25.8	26.8	25.1
Other income, net	3.9	3.6	3.5

Income before provision for income taxes	29.7	30.4	28.6
Provision for income taxes	11.4	13.5	9.5

Net income	18.2%	17.0%	19.1%

Years Ended December 31, 2002, 2003 and 2004

     Revenues. Revenues increased 29.5% from $162.4 million for 2002 to $210.2 million for 2003, and 33.5% to $280.7 million for 2004. The largest driver of the increase in revenues during 2002, 2003 and 2004 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues during 2002, 2003 and 2004 included the introduction of new research programs, price increases and the addition of new members. The average membership subscription price increased 5.8% in 2002, 5.8% in 2003 and 1.2% in 2004. We introduced four new research programs during each of 2002 and 2003, and five new research programs during 2004.

     Cost of services. Cost of services increased 26.4% from $56.1 million for 2002 to $71.0 million for 2003 and 28.6% to $91.3 million for 2004. The increase in cost of services was principally due to increased compensation costs for new research and executive education staff, an increase in external consulting expenses to support the growth of our existing programs, an increase in travel costs due to an increase of executive education seminars and new program launches. Cost of services as a percentage of revenues decreased from 34.6% for 2002 to 33.8% for 2003 and to 32.5% for 2004. The decrease in cost of services as a percentage of revenues over the three-year period ended December 31, 2004 is due to the leverage inherent in our membership-based model. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Cost of services as a percentage of revenues may fluctuate due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions.

     Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin for the year ended December 31, 2004, may not be indicative of future results. A number of the factors that impact gross profit margin are discussed in the discussion of cost of services above.

     Member relations and marketing. Member relations and marketing costs increased 35.6% from $40.8 million for 2002 to $55.3 million for 2003, and 36.5% to $75.5 million for 2004. The year-over-year increases in member relations and marketing costs are principally due to the increase in member relations and marketing personnel and related costs, the increase in travel expenses associated with new sales staff, the increase in commission expense associated with increased revenues and the increase in member relations personnel and related costs to support our expanding membership base. The increase in member relations and marketing costs as a percentage of revenues over the three-year period ended December 31, 2004 is due primarily to the changes in member relations and marketing costs noted above.

     General and administrative. General and administrative expenses increased 23.7% from $17.5 million for 2002 to $21.6 million for 2003, and 43.9% to $31.1 million for 2004. The year-over-year increases in general and administrative expenses are principally due to the increase in staff and related costs across all functional areas to support our growth. During 2002, we also experienced a decrease in consulting and training expenses associated with prior year investments in management information systems software along with a decrease in costs associated with our reduced use of external personnel search firms. During 2003, we also experienced an increase in management information system consulting services and other external consultants to support organizational growth. During 2004, we also experienced an increase in the use of external financial, legal, and information technology consultants to support our organizational growth and assist us in the compliance with certain regulatory requirements. In addition, in August 2004, the Company entered into a new lease agreement for office facilities in Rosslyn, Virginia beginning in 2008. In association with the new lease agreement, we incurred $909,000 for additional external financial and legal consulting costs to restructure existing lease agreements and to expense certain deferred leasehold improvement costs for office space that we will no longer occupy. See further discussion of the new lease agreement in the “Non-cash lease restructuring costs” section below. Although general and administrative expenses increased during the period from 2002 through 2004, general and administrative expenses as a percentage of revenues decreased from 2002 to 2003 and increased from 2003 to 2004. The decrease in general and administrative expenses from 2002 to 2003 was due to the fixed nature of a portion of these costs, which are not significantly affected by growth in revenue. The increase in general and administrative expenses from 2003 to 2004 was due to an increase in the use of external financial, legal, and information technology consultants to support our organizational growth and assist us in the compliance with certain regulatory requirements and due to additional external financial and legal consulting costs associated with the new lease agreement for office facilities in Rosslyn, Virginia as described and referenced above.

     Depreciation. Depreciation expense increased 5.6% from $5.5 million for 2002 to $5.8 million for 2003, and 17.7% to $6.8 million for 2004. The year-over-year increases in depreciation expense were principally due to the additional investment in leasehold improvements for additional office space in the Washington, D.C. and London offices, and the purchase of computer equipment and management information systems software to support organizational growth.

     Non-cash lease restructuring costs. In August 2004, we entered into a new twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the new Virginia office facilities lease, our previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the new Virginia office facilities. As a result, we recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. We recorded a non-cash charge of $5.4 million which represents our estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. We will recognize the $5.4 million lease incentive on a straight-line basis over the term of the new Virginia office facilities lease. We also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs we may be required to pay for office space which we will no longer occupy. In addition, we recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of the lease agreement resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rental obligations that we will no longer incur. We incurred no charges similar to this in the years ended December 31, 2002 and 2003.

     Stock option and related expenses. We recognized $668,000, $114,000 and $408,000 in compensation expense during the years ended December 31, 2002, 2003 and 2004, respectively, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that our employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings of common stock in March 2002 and 2003, and May 2004. Further discussion of the sale of our common stock in the registered public offerings of common stock appears in the liquidity and capital resources section below.

     Other income, net. Other income, net, consists primarily of interest income earned on a portfolio of cash and cash equivalents and marketable securities and the realized gain on the sale of marketable securities. Other income, net increased 19.3% from $6.3 million for 2002 to $7.6 million for 2003, and 31.3% to $9.9 million for 2004. The growth in other income, net, was due primarily to the increase in interest income associated with the increased level of marketable securities. Marketable securities increased as a result of cash flows from operating activities and cash flows from financing activities further discussed in the liquidity and capital resources section below.

     Provision for income taxes. We recorded a provision for income taxes of $18.6 million, $28.3 million and $26.7 million for 2002, 2003 and 2004, respectively. The increase in the effective income tax rate from 38.6% for 2002 to 44.2% for 2003 is principally due to an $8.2 million non-cash income tax charge to earnings in 2003 to recognize the impact on our deferred tax assets of lowering the Washington D.C. Qualified High Technology Company (“QHTC”) income tax rate to zero to reflect our new status as a QHTC in Washington, D.C. The decrease in the effective income tax rate from 44.2% for 2003 to 33.3% for 2004 is due to the 2003 non-cash charge described above and recognition of the QHTC income tax rate of zero percent throughout 2004.

Liquidity and Capital Resources

     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $77.9 million, $89.4 million, and $119.4 million for 2002, 2003 and 2004, respectively. For 2002, 2003 and 2004, operating cash flows were generated during the period principally by net income, the utilization of tax benefits created by the exercise of common stock options, and the growth in deferred revenues, offset by the growth in membership fees receivable. As of December 31, 2003 and 2004, we had cash, cash equivalents and marketable securities of $293.9 million and $417.0 million, respectively.

     Cash flows from investing activities. We used net cash flows in investing activities of $68.3 million, $31.6 million and $143.2 million during the years ended December 31, 2002, 2003, and 2004, respectively. During 2002, 2003 and 2004, investing cash flows were used within the applicable period for purchases, net of sales, of available-for-sale marketable securities of $65.2 million, $25.3 million and $134.2 million, respectively, and to purchase leasehold improvements for additional office space in Washington, D.C. and London and computer software and equipment of $3.1 million, $6.3 million and $9.0 million, respectively.

     Cash flows from financing activities. We generated net cash flows from financing activities of $13.5 million during the year ended December 31, 2002. We used net cash flows in financing activities of $10.6 million during the year ended December 31, 2003. We generated net cash flows from financing activities of $19.2 million during the year ended December 31, 2004. Cash flows provided by financing activities during each of the three years ended December 31, 2004 were primarily attributed to the receipt of cash from the exercise of stock options in conjunction with the sale of our common stock by our employees and directors in registered public offerings. Cash flows used by financing activities during each of the two years ended December 31, 2004 were attributed principally to the repurchase of our common stock. During 2003 we purchased 552,007 shares of common stock at a total cost of approximately $19.6 million and during 2004 we purchased 509,094 shares of our common stock at a total cost of approximately $25.7 million. In addition, cash flows used by financing activities during the year ended 2004 included the payment of dividends which totaled $11.6 million.

     We have entered into letter of credit agreements of $25.0 million, $2.3 million, $0.7 million and $0.5 million which expire February 2005, January 2019, June 2005 and August 2005, respectively, to provide security deposits for certain office space leases. Under the terms of the new Rosslyn, Virginia lease agreement, we have committed to providing the landlord security deposits totaling $50 million to be posted in two installments. To date, we have entered into a letter of credit agreement for $25.0 million with a commercial bank to provide a security deposit for the Rosslyn, Virginia lease. We pledged certain assets as collateral under the letter of credit agreements. To date, no amounts have been drawn on these agreements.

     We lease office facilities in the United States, United Kingdom and Asia expiring on various dates over the next 23 years. Certain lease agreements include provisions for rental escalations and require us to pay for executory costs such as taxes and insurance. Future minimum rental payments under noncancelable operating leases, excluding executory costs, are $589.8 million.

     The following summarizes certain of our operating lease obligations at December 31, 2004:

	Payments Due by Period (in thousands)
	Total	<1 Year	1–3 Years	4–5 Years	>5 Years
Operating leases	$589,751	$10,549	$30,901	$56,778	$491,523

     We had no other non-cancelable contractual financial obligations at December 31, 2004.

Off-Balance Sheet Arrangements

     At December 31, 2003 and 2004, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Deferred tax asset

     We have deferred income tax assets consisting primarily of net operating loss (“NOL”) carry forwards for regular federal income tax purposes generated from the exercise of common stock options and from Federal and Washington, D.C. income tax credits. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the deferred income tax assets. However, SFAS No. 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until such new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. We will recognize as income an adjustment for the impact of new tax laws or rates or from changes in our tax status on the existing deferred tax assets and liabilities when new tax laws or rates are enacted or the change in our status occurs.

Revenue recognition

     Revenues from membership subscriptions are recognized over the term of the related subscription, which generally is twelve months. Membership fees generally are billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. Our policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues for each of the years ended December 31, 2002, 2003 and 2004.

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

Item 8. Financial Statements and Supplementary Data.

Report of Management’s Assessment of Internal Control Over Financial Reporting

Management is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the reliable preparation and presentation of the consolidated financial statements in accordance with generally accepted accounting principles, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal control over financial reporting and is reflected in our Code of Ethics for Directors, Executives and Employees. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent auditors to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

/s/ James J. McGonigle
James J. McGonigle
Chairman of the Board of Directors
and Chief Executive Officer
February 28, 2005

/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Corporate Executive Board Company:

We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Controls, that The Corporate Executive Board Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Corporate Executive Board Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Corporate Executive Board Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Corporate Executive Board Company as of December 31, 2003 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Corporate Executive Board Company:

We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company as of December 31, 2003 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 25, 2005

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$118,568	$113,996
Marketable securities	11,859	50,292
Membership fees receivable, net	63,160	97,106
Deferred income taxes, net	30,972	26,121
Deferred incentive compensation	7,332	9,277
Prepaid expenses and other current assets	5,933	8,107

Total current assets	237,824	304,899

Deferred income taxes, net	6,701	3,466
Marketable securities	163,492	252,689
Property and equipment, net	15,465	17,397

Total assets	$423,482	$578,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,480	$17,450
Accrued incentive compensation	11,072	18,213
Deferred revenues	154,844	205,494

Total current liabilities	178,396	241,157

Other liabilities	3,093	9,833

Total liabilities	181,489	250,990

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized and 37,835,075 and 39,991,749 shares issued as of December 31, 2003 and 2004, respectively, and 37,283,068 and 38,930,648 outstanding as of December 31, 2003 and 2004, respectively	378	399
Additional paid-in-capital	143,426	214,987
Retained earnings	113,532	155,619
Accumulated elements of other comprehensive income	4,277	1,763
Treasury stock, 552,007 and 1,061,101 shares, at cost, at December 31, 2003 and 2004, respectively	(19,620)	(45,307)

Total stockholders’ equity	241,993	327,461

Total liabilities and stockholders’ equity	$423,482	$578,451

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share amounts)

	Year ended December 31,
	2002	2003	2004
Revenues	$162,357	$210,211	$280,724
Cost of services	56,147	70,974	91,285

Gross profit	106,210	139,237	189,439

Costs and expenses:
Member relations and marketing	40,768	55,301	75,460
General and administrative	17,493	21,632	31,130
Depreciation	5,456	5,764	6,782
Non-cash lease restructuring costs	—	—	5,210
Stock option and related expenses (1)	668	114	408

Total costs and expenses	64,385	82,811	118,990

Income from operations	41,825	56,426	70,449
Other income, net	6,346	7,569	9,936

Income before provision for income taxes	48,171	63,995	80,385
Provision for income taxes	18,570	28,307	26,729

Net income	$29,601	$35,688	$53,656

Earnings per share:
Basic	$0.81	$0.96	$1.40
Diluted	$0.79	$0.93	$1.34

Dividends per share	$—	$—	$0.30

Weighted average shares used in the calculation of earnings per share:
Basic	36,722	37,296	38,344
Diluted	37,671	38,577	39,925

(1) Composition of stock option and related expenses:
Cost of services	$343	$75	$184
Member relations and marketing	148	5	100
General and administrative	177	34	124

Total	$668	$114	$408

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$29,601	$35,688	$53,656
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	5,456	5,764	6,182
Loss on disposition of property and equipment	—	—	1,162
Deferred income taxes and tax benefits resulting from the exercise of common stock options	18,349	27,171	24,373
Non-cash lease restructuring costs	—	—	5,210
Amortization of marketable securities premiums, net	1,506	2,185	2,777
Changes in operating assets and liabilities:
Membership fees receivable, net	(8,345)	(12,804)	(33,946)
Deferred incentive compensation	(758)	(2,358)	(1,945)
Prepaid expenses and other current assets	(626)	(2,265)	(1,865)
Accounts payable and accrued liabilities	1,866	730	4,896
Accrued incentive compensation	3,273	1,412	7,116
Deferred revenues	26,732	33,429	50,650
Other liabilities	819	493	1,178

Net cash flows provided by operating activities	77,873	89,445	119,444

Cash flows from investing activities:
Purchases of property and equipment, net	(3,112)	(6,313)	(9,002)
Purchases of marketable securities	(116,738)	(71,440)	(197,049)
Sales and maturities of marketable securities	51,564	46,104	62,865

Net cash flows used in investing activities	(68,286)	(31,649)	(143,186)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	12,835	8,292	55,495
Proceeds from issuance of common stock under the employee stock purchase plan	653	754	931
Purchase of treasury shares	—	(19,620)	(25,687)
Payment of dividends	—	—	(11,569)
Reimbursement of common stock offering costs	300	175	225
Payment of common stock offering costs	(300)	(175)	(225)

Net cash flows provided by (used in) financing activities	13,488	(10,574)	19,170

Net increase (decrease) in cash and cash equivalents	23,075	47,222	(4,572)
Cash and cash equivalents, beginning of year	48,271	71,346	118,568

Cash and cash equivalents, end of year	$71,346	$118,568	$113,996

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2002, 2003, and 2004
(In thousands, except share amounts)

					Accumulated
					elements of other			Annual
	Common stock		Additional	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	earnings	income	stock	Total	income
Balance at December 31, 2001	34,898,060	$349	$94,221	$48,243	$1,171	$—	$143,984

Issuance of common stock upon the exercise of common stock options	2,259,653	23	12,812	—	—	—	12,835	—
Issuance of common stock under the employee stock purchase plan	25,133	—	653	—	—	—	653	—
Tax benefits related to the exercise of stock options	—	—	22,160	—	—	—	22,160	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	4,124	—	4,124	4,124
Net income	—	—	—	29,601	—	—	29,601	29,601

Balance at December 31, 2002	37,182,846	$372	$129,846	$77,844	$5,295	$—	$213,357	$33,725

Issuance of common stock upon the exercise of common stock options	626,663	6	8,286	—	—	—	8,292	—
Issuance of common stock under the employee stock purchase plan	25,566	—	754	—	—	—	754	—
Tax benefits related to the exercise of stock options	—	—	4,540	—	—	—	4,540	—
Purchase of treasury stock at cost	(552,007)	—	—	—	—	(19,620)	(19,620)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(1,018)	—	(1,018)	(1,018)
Net income	—	—	—	35,688	—	—	35,688	35,688

Balance at December 31, 2003	37,283,068	$378	$143,426	$113,532	$4,277	$(19,620)	$241,993	$34,670

Issuance of common stock upon the exercise of common stock options	2,134,530	21	55,474	—	—	—	55,495	—
Issuance of common stock under the employee stock purchase plan	22,144	—	931	—	—	—	931	—
Tax benefits related to the exercise of stock options	—	—	15,156	—	—	—	15,156	—
Purchase of treasury stock at cost	(509,094)	—	—	—	—	(25,687)	(25,687)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(2,645)	—	(2,645)	(2,645)
Foreign currency translation, net of tax benefit	—	—	—	—	131	—	131	131
Payment of dividends	—	—	—	(11,569)	—	—	(11,569)	—
Net income	—	—	—	53,656	—	—	53,656	53,656

Balance at December 31, 2004	38,930,648	$399	$214,987	$155,619	$1,763	$(45,307)	$327,461	$51,142

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Principles of consolidation

     The consolidated financial statements include accounts of The Corporate Executive Board Company, The Corporate Executive Board Company (UK) Ltd. and Corporate Executive Board India Private Ltd. All significant intercompany transactions and balances have been eliminated in consolidation.

3. Summary of significant accounting policies

Cash equivalents and marketable securities

     Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months are classified as marketable securities. Marketable securities with maturity dates of less than one year are classified as current assets. As of December 31, 2003 and 2004, the Company’s marketable securities consisted primarily of United States Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.

Allowance for doubtful accounts

     The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce membership fees receivable to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Property and equipment

     Property and equipment consists of furniture, fixtures, equipment, capitalized software and Web site development costs, and leasehold improvements. Property and equipment are stated at cost, less accumulated depreciation expense. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Capitalized software and Web site development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

Recovery of long-lived assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company believes that no such impairment existed as of December 31, 2003 and 2004.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition

     Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which is generally twelve months. Revenues from implementation support memberships are recognized as services are performed, limited by the Company’s pro rata refund policy. Membership fees are generally billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. The Company’s policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues for each of the years ended December 31, 2002, 2003, and 2004. In addition, as of December 31, 2002, 2003, and 2004 approximately $1.7 million, $2.8 million and $6.4 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.

Commission expense recognition

     Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the related memberships.

Earnings per share

     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury-stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Basic weighted average common shares outstanding	36,722	37,296	38,344
Dilutive common shares outstanding	949	1,281	1,581

Diluted weighted average common shares outstanding	37,671	38,577	39,925

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

     The Company generates revenues from members located outside of the United States. For the years ended December 31, 2002, 2003 and 2004, approximately 27%, 25% and 25% of revenues, respectively, were generated from members located outside of the United States. Revenues from customers in European countries were approximately 15%, 14% and 14% for the years ended December 31, 2002, 2003 and 2004, respectively, with no other geographic area representing more than 10% of revenues in any period. No individual member accounted for more than 2% of revenues for any period presented.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currency

     The functional currency of the Company’s wholly owned subsidiaries is the local currency. The financial statements of the subsidiaries are translated to United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, expenses and cash flows. Translation gains and losses as a result of this translation, net of related tax effects, are accumulated as a component of accumulated elements of other comprehensive income.

Fair value of financial instruments

     The fair value of the Company’s financial instruments approximates their carrying value due to their short maturity.

Income taxes

     Deferred income taxes are determined on the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of the enactment of the change. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income tax assets.

Research and development costs

     Costs related to the research and development of new Company programs are expensed in the period incurred. Research and development costs were immaterial for the years ended December 31, 2002, 2003 and 2004.

Stock-based compensation

     At December 31, 2004, the Company had several stock-based employee compensation plans, which are described more fully in Note 13. These plans provide for the granting of stock options, stock appreciation rights and restricted stock to employees and non-employee members of our Board of Directors. The Company accounts for these plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

     The Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Pro forma information regarding net income is required by SFAS No. 123, as amended, and has been determined as if the Company had accounted for its employee stock options under the fair value method as prescribed by SFAS No. 123, as amended.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The provisions of SFAS No. 123, as amended, may not necessarily be indicative of future results.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2002	2003	2004
Net income, as reported	$29,601	$35,688	$53,656
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,538)	(17,659)	(16,773)

Pro forma net income	$13,063	$18,029	$36,883

Earnings per share:
Basic — as reported	$0.81	$0.96	$1.40
Basic — pro forma	$0.36	$0.48	$0.96
Diluted — as reported	$0.79	$0.93	$1.34
Diluted — pro forma	$0.35	$0.47	$0.93

Assumptions:
Dividend yield	—	—	0.6%
Expected life of option (in years)	5	5	5
Expected volatility	63%	55%	40%
Risk-free interest rate	3.1%	2.9%	3.05%
Weighted-average fair value of options granted	$17.88	$16.49	$18.19

     Under the SFAS No. 123, as amended, pro forma disclosure provisions, the fair value of options granted subsequent to December 15, 1994, has been estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock rights.

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

4. New accounting pronouncements

     In December 2004, the FASB issued Statement No. 123-R, Share Based Payment (“SFAS No. 123-R”), as a revision to SFAS No. 123. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123-R eliminates the alternative to use the intrinsic value method as described in APB No. 25 and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Under the provisions of SFAS No. 123-R, the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123-R must be adopted no later than July 1, 2005, which is the Company’s planned adoption date. SFAS No. 123-R allows for either prospective or retrospective recognition of compensation expense. The Company is currently evaluating these transition methods. Accordingly, the Company has continued to use APB No. 25 for the years ended December 31, 2002, 2003 and 2004 and will adopt SFAS No. 123-R effective July 1, 2005. See Note 3 for the supplemental disclosure of stock based compensation as required by SFAS No. 123, as amended.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Marketable securities

     The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2003
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes and bonds	$108,598	$106,276	$2,756	$434
Washington, D.C. tax exempt notes and bonds	66,753	62,853	3,900	—

	$175,351	$169,129	$6,656	$434

	As of December 31, 2004
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes and bonds	$254,910	$254,974	$1,149	$1,213
Washington, D.C. tax exempt notes and bonds	48,071	45,562	2,509	—

	$302,981	$300,536	$3,658	$1,213

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2004
	Fair Market	Amortized
	Value	Cost
Less than one year	$50,292	$50,451
Matures in 1 to 5 years	181,698	181,358
Matures in 6 to 10 years	68,459	66,332
Matures after 10 years	2,532	2,395

	$302,981	$300,536

     The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time. Gross realized investment gains on the sale of marketable securities were $0, $0.8 million and $0.7 million in 2002, 2003 and 2004, respectively.

6. Membership fees receivable

     Membership fees receivable consist of the following (in thousands):

	As of December 31,
	2003	2004
Billed membership fees receivable	$45,345	$70,128
Unbilled membership fees receivable	20,690	28,943

	66,035	99,071
Reserve for uncollectible revenue	(2,875)	(1,965)

Membership fees receivable, net	$63,160	$97,106

7. Property and equipment

     Property and equipment consists of the following (in thousands):

	As of December 31,
	2003	2004
Furniture, fixtures, and equipment	$14,358	$14,263
Software and Web site development costs	9,546	8,994
Leasehold improvements	10,144	8,710

	34,048	31,967
Accumulated depreciation	(18,583)	(14,570)

Property and equipment, net	$15,465	$17,397

     Depreciation expense was $5.5 million, $5.8 million and $6.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. Included in the amount for 2004, is a charge of $0.6 million for a loss on the disposition of certain property and equipment.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Non-cash lease restructuring costs

     In August 2004, the Company entered into a new twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the new Virginia office facilities lease, the Company’s previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the new Virginia office facilities. As a result, the Company recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. The Company recorded a non-cash charge of $5.4 million which represents our estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. The Company will amortize the $5.4 million accrued lease incentive on a straight-line basis over the term of the new Virginia office facilities lease. The Company also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs the Company may be required to pay for office space which the Company will no longer occupy. In addition, the Company recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rent obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of the lease agreements resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rent obligations that the Company will no longer incur. The total $5.2 million, net non-cash lease restructuring costs described above are included within “Non-cash lease restructuring costs” in the consolidated statements of income.

     The Company also incurred approximately $909,000 for additional external financial and legal consulting costs to restructure existing lease agreements and for the write-off of certain deferred leasehold improvement costs for office space that we will no longer occupy. These cash expenses and costs are included with “General and administrative expenses” in the consolidated statements of income.

9. Income taxes

     The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current tax expense	$18,418	$19,523	$18,643
Deferred tax expense	152	8,784	8,086

Provision for income taxes	$18,570	$28,307	$26,729

     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. Federal income tax statutory rates to income before provision for income taxes as follows:

	Year Ended December 31,
	2002	2003	2004
Statutory U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. Federal income tax benefit	6.5	—	0.4
Foreign income tax	—	—	0.3
Write down of deferred tax assets, net, related to a change in tax status	—	12.8	—
Permanent differences and credits, net	(2.9)	(3.6)	(2.4)

Effective tax rate	38.6%	44.2%	33.3%

     See Washington, D.C. income tax incentives below for a discussion of an $8.2 million non-cash charge to earnings during the year ended December 31, 2003 for the impact on the Company’s deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0% associated with a change in the Company’s tax status.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,
	2003	2004
Deferred tax assets:
Net operating loss carry forwards	$26,615	$13,323
Tax credit carry forwards	8,252	10,380
Accrued incentive compensation agreements	3,175	2,710
Deferred revenue	2,646	2,226
Non-cash lease incentive	—	2,164
Operating leases	1,083	1,303
Financial reporting reserves	1,007	688
Depreciation	—	169
Employee benefits	65	—

Total deferred tax assets	42,843	32,963

Deferred tax liabilities:
Deferred incentive compensation	2,566	2,407
Unrealized gains on available-for-sale securities, net	2,178	813
Employee benefits	—	156
Depreciation	426	—

Total deferred tax liabilities	5,170	3,376

Deferred tax assets, net	$37,673	$29,587

     The Company has deferred income tax assets, consisting primarily of net operating loss (“NOL”) carry forwards for regular Federal income tax purposes generated from the exercise of common stock options and from Federal and Washington D.C. income tax credits. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the deferred income tax assets. However, SFAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and valuation of deferred tax assets and liabilities until the new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Company will recognize into income an adjustment for the impact of new tax laws or rates or from changes in our tax status on the existing deferred tax assets and liabilities when new tax laws or rates are enacted or the change in status occurs.

     The Company has net operating losses which resulted in a deferred tax asset of $26.6 million and $13.3 million at December 31, 2003 and 2004, respectively. The utilization of these carry forwards as an available offset to future taxable income may become subject to limitations under U.S. Federal income tax laws. If the net operating losses are not utilized, they expire in varying amounts, starting in 2019 and continuing through 2023. The Company has realized current tax benefits (reductions of taxes payable) resulting from the use of net operating loss carry forwards of $18.4 million, $19.5 million and $14.9 million in the years ended December 31, 2002, 2003 and 2004, respectively.

     The Company has tax credit carry forwards which have resulted in deferred tax assets of $8.3 million and $10.4 million at December 31, 2003 and 2004, respectively. Included within these tax credit amounts at December 31, 2003 and 2004 are Federal and Washington D.C. income tax credits of $6.9 million and $8.7 million, respectively, which expire in the years 2010 through 2019 and Federal income tax credits of $1.4 million and $1.7 million, respectively, that do not expire.

     Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.4 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $0.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2004. There were no undistributed earnings of the Company’s foreign subsidiaries for the years prior to 2004.

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

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company recorded a non-cash income tax charge to earnings of $8.2 million during the year ended December 31, 2003 for the impact on its deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%, partially offset by the recognition of certain Washington, D.C. income tax credits.

10. Comprehensive income (loss)

     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the years ended December 31, 2002, 2003 and 2004, was $33.7 million, $34.7 million and $51.1 million, respectively. The accumulated elements of other comprehensive income (loss), net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised of the net change in unrealized gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $4.1 million, $(1.0) million and $(2.6) million during the years ended December 31, 2002, 2003 and 2004, respectively. The tax expense (benefit) associated with unrealized gains (losses) on available-for-sale marketable securities included within comprehensive income (loss) is $2.6 million, ($1.2) million, and ($1.4) million for the years ended December 31, 2002, 2003, and 2004.

11. Employee benefit plans

Defined contribution 401(k) Plan

     The Company sponsors a defined contribution 401(k) Plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of twenty-one are eligible to participate. The employer provides a discretionary contribution equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the participants were $0.4 million, $0.5 million and $0.7 million during the years ended December 31, 2002, 2003 and 2004, respectively.

Employee Stock Purchase Plan

     The Company sponsors an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The ESPP is authorized to issue up to 1,050,000 shares of the Company’s common stock. During the years ended December 31, 2002, 2003 and 2004, the Company issued 25,133 shares, 25,566 shares and 22,144 shares of common stock, respectively, under the ESPP.

12. Public offerings of common stock

     In March 2002, March 2003, and May 2004, 2.1 million shares, 588,000 shares and 1.9 million shares, respectively, of the Company’s common stock were sold in registered public offerings. The Company did not directly receive any proceeds from the sale of its common stock. All of the shares sold in the foregoing offerings were sold by stockholders and option holders. However, the Company did receive cash from the exercise of common stock options in conjunction with the sale of its common stock.

13. Stock option plans

Stock-Based Incentive Compensation Plan

     In October 1997, the Company adopted the Stock-Based Incentive Compensation Plan (the “1997 Plan”). The 1997 Plan provides for the issuance of options to purchase up to 11,008,000 shares of common stock. Any shares of common stock which, for any reason, are not issued under the 1997 Plan are reserved for issuance pursuant to the 1999 Stock Option Plan (the “1999 Plan”). As of December 31, 2004, 10,569,400 options, net of cancellations, to purchase common stock had been granted under the 1997 Plan and 438,600 options, net of cancellations, to purchase common stock had been granted under the 1999 Plan. The Options granted under the 1997 Plan expired in April 2003.

1999 Stock Option Plan

     In February 1999, the Company adopted the 1999 Plan, which provides for the issuance of options to purchase up to 3,784,000 shares of common stock plus any options to purchase shares of common stock which, for any reason, are not issued under the 1997 Plan. During 2002, the Company granted 16,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $32.86 per share. During 2003, the Company granted 225,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $31.65 per share. During 2004, the Company granted 97,197 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $46.88 per share. As of December 31, 2004, 4,190,600 options, net of cancellations and including 438,600 shares of common stock carried over from the 1997 Plan, had been granted under the 1999 Plan. The common stock options granted under the 1999 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between February 2009 and February 2014. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 1999 Plan was suspended and no new grants will be made under the 1999 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 28,500 options remaining under the 1999 Plan.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 Stock Option Plan

     In June 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of options to purchase up to 2,700,000 shares of common stock. During 2002, the Company granted 940,000 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $32.37 per share. During 2003, the Company granted 525,000 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $32.30 per share. During 2004, the Company granted 512,803 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $45.10 per share. As of December 31, 2004, 1,892,803 options, net of cancellations, had been granted under the 2001 Plan. The common stock options granted under the 2001 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between August 2011 and March 2013. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 2001 Plan was suspended and no new grants will be made under the 2001 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 807,197 options remaining under the 2001 Plan.

2002 Non-Executive Stock Incentive Plan

     In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan”), which provides for the issuance up to 7,300,000 shares of common stock under stock options or restricted stock grants. Any person who is an employee or prospective employee of the Company is eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. During 2002, the Company granted 1,115,000 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $32.31 per share. During 2003, the Company granted 1,058,000 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $32.40 per share. During 2004, the Company granted 769,500 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $45.16 per share. As of December 31, 2004, 2,762,125 options, net of cancellations, had been granted under the 2002 Plan. The common stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2011 and February 2014. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 2002 Plan was suspended and no new grants will be made under the 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 4,503,625 options remaining under the 2002 Plan.

2004 Stock Incentive Plan

     In July 2004, the stockholders approved and the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. The 2004 Plan provides for the issuance of up to 4,000,000 shares of common stock plus any shares subject to outstanding awards under the 1999 Plan, the 2001 Plan, or the 2002 Plan that, on or after June 11, 2004, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and nonforfeitable shares), up to an aggregate maximum of 9,400,000 shares. With stockholder approval of the 2004 Stock Incentive Plan (the “2004 Plan”), the 1999 Plan, the 2001 Plan and the 2002 Plan were suspended and no new grants will be made under the 1999 Plan, 2001 Plan or 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue approximately 5.3 million options under the 1999 Plan, 2001 Plan and 2002 Plan. During 2004, the Company granted 86,000 options to purchase common stock under the 2004 Plan at a weighted average exercise price of $56.15 per share. As of December 31, 2004, 86,000 options, net of cancellations, had been granted under the 2004 Plan. The common stock options granted under the 2004 Stock Incentive Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between July 2011 and November 2011.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors’ Stock Option Plan

     In December 1998, the Company adopted the Directors’ Stock Plan (the “Directors’ Plan”), which provides for the issuance of options to purchase up to 860,000 shares of common stock. Pursuant to FASB Interpretation 44, stock incentives granted to non-employee members of our Board of Directors are accounted for under the provisions of APB No. 25. During 2002, the Company granted 40,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $32.41 per share. During 2003, the Company granted 112,240 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $44.05 per share. During 2004, the Company granted 120,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $50.75 per share. As of December 31, 2004, 805,680 options, net of cancellations, to purchase common stock had been granted under the Directors’ Plan. The common stock options granted under the Directors’ Plan generally become 100% exercisable one year from the date of grant and expire between December 2008 and October 2014.

Transactions

     The following table summarizes the changes in common stock options for the common stock option plans described above:

		Weighted
	Number	Average
	of Options	Exercise Price
2002
Options outstanding, beginning of year	5,467,968	$15.78
Options granted	2,111,000	32.34
Options cancelled	(299,912)	27.31
Options exercised	(2,259,653)	5.76

Options outstanding, end of year	5,019,403	26.61

Options exercisable, end of year	1,003,913	21.41

2003
Options outstanding, beginning of year	5,019,403	$26.61
Options granted	1,920,240	32.97
Options cancelled	(135,641)	29.23
Options exercised	(626,663)	13.44

Options outstanding, end of year	6,177,339	29.89

Options exercisable, end of year	1,974,974	26.30

2004
Options outstanding, beginning of year	6,177,339	$29.89
Options granted	1,585,500	46.26
Options cancelled	(216,603)	31.44
Options exercised	(2,134,530)	26.01

Options outstanding, end of year	5,411,706	36.20

Options exercisable, end of year	1,413,331	31.85

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Information with respect to the common stock option plans outstanding at December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number Outstanding	Average	Remaining	Number Exercisable	Average
	as of	Exercise	Contractual	as of	Exercise
Range of Exercise Prices	December 31, 2004	Price	Life-Years	December 31, 2004	Price
$ 7.12 – $32.23	838,062	$28.67	6.31	451,937	$27.31
32.30 – 32.30	1,436,682	32.30	8.19	226,182	32.30
32.41 – 32.41	1,267,222	32.41	7.18	547,472	32.41
32.50 – 44.28	212,000	34.80	7.11	115,500	34.45
45.10 – 45.10	1,379,000	45.10	6.21	—	—
46.45 – 67.68	278,740	53.13	7.91	72,240	50.55

$ 7.12 – $67.68	5,411,706	$36.20	7.10	1,413,331	$31.85

14. Supplemental cash flows disclosures

     The Company paid no income taxes during the year ended December 31, 2002. During 2003 and 2004, the Company made estimated income tax payments of approximately $1.0 million and $600,000, respectively, for alternative minimum tax purposes. For the years ended December 31, 2002, 2003 and 2004, the Company recognized $22.2 million, $4.5 million and $15.2 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified stock options.

15. Commitments and contingencies

Operating leases

     The Company leases office facilities in the United States, United Kingdom and India expiring on various dates over the next 23 years. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under noncancelable operating leases, excluding executory costs, are as follows (in thousands):

Year Ending December 31,
2005	$10,549
2006	15,276
2007	15,625
2008	26,442
2009	30,336
Thereafter	491,523

Total	$589,751

     Rent expense charged to operations during the fiscal years ended December 31, 2002, 2003 and 2004, was $7.9 million, $9.6 million and $9.3 million, respectively. The Company has entered into letter of credit agreements of $25.0 million, $2.3 million, $0.7 million and $0.5 million which expire February 2005, January 2019, June 2005 and August 2005, respectively, to provide security deposits for certain office space leases. Under the terms of the new Rosslyn, Virginia lease agreement, the Company has committed to providing the landlord security deposits totaling $50 million to be posted in two installments. To date, the Company has entered into a letter of credit agreement for $25.0 million with a commercial bank to provide a security deposit for the Rosslyn, Virginia lease. The letter of credit will expire in February 2005, but can be extended until August 2009. The Company has pledged certain assets as collateral under the letter of credit agreements. To date, no amounts have been drawn on these agreements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and the Company’s property is not subject to, any material legal proceedings.

16. Quarterly financial data (unaudited)

     Unaudited summarized financial data by quarter for the years ended December 31, 2003 and 2004 is as follows (in thousands, except per-share amounts):

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$47,283	$50,339	$53,758	$58,831
Gross profit	31,165	33,302	35,533	39,237
Income before provision for income taxes	13,756	15,656	16,447	18,136
Net income	$8,336	$9,487	$5,513	$12,352
Earnings per share:
Basic	$0.22	$0.25	$0.15	$0.33
Diluted	$0.22	$0.25	$0.14	$0.32

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$63,979	$67,198	$72,424	$77,123
Gross profit	42,579	44,966	50,572	51,322
Income before provision for income taxes	17,880	19,005	18,047	25,453
Net income	$11,980	$12,733	$11,954	$16,989
Earnings per share:
Basic	$0.32	$0.33	$0.31	$0.44
Diluted	$0.31	$0.32	$0.30	$0.42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9A. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2004. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.

     No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Please see Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control over Financial Reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the names, ages and positions with The Corporate Executive Board Company of the persons who serve as our directors and executive officers as of December 31, 2004:

Directors and
Executive Officers	Age	Position
James J. McGonigle	41	Chairman of the Board of Directors and Chief Executive Officer
Russell P. Fradin	49	Director
Robert C. Hall	73	Director
Nancy J. Karch	57	Director
David W. Kenny	43	Director
Daniel O. Leemon	51	Director
Thomas L. Monahan III	38	General Manager, Corporate Practice and Director
Michael A. Archer	41	Chief Marketing Officer
Derek C. M. van Bever	47	Chief Research Officer
Timothy R. Yost	33	Chief Financial Officer

     James J. McGonigle has been our Chairman of the Board since March 2001 and our Chief Executive Officer and a director since July 1998. As of July 1, 2005, Mr. McGonigle will no longer be Chief Executive Officer but will remain with the Company as Executive Chairman. From the spin-off until July 1998, Mr. McGonigle was our General Manager, and from 1995 until the spin-off, he was the General Manager of the corporate division of The Advisory Board Company with responsibility for managing the business assumed by us in the spin-off. From 1990 to 1995, Mr. McGonigle was a consultant in the Financial Institutions Group at McKinsey & Company, an independent consulting firm. Mr. McGonigle serves as a Director of FactSet, an on-line investment research service. Mr. McGonigle received a B.A. from the Woodrow Wilson School at Princeton University and a J.D. from Harvard Law School.

     Russell P. Fradin has been a director since November 2004. Mr. Fradin has been the President and Chief Executive Officer of The BISYS Group, Inc., a provider of business process outsourcing solutions for the financial services sector, since February 2004. Before joining BISYS, Mr. Fradin served as a senior executive with Automatic Data Processing, Inc., a provider of technology based outsourcing solutions to employers, from 1996 to 2003. Prior to 1996, Mr. Fradin was a senior partner at McKinsey & Company. Mr. Fradin earned a B.S. degree in Economics from the University of Pennsylvania, Wharton School of Business, and an M.B.A. from the Harvard Business School.

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

     Nancy J. Karch has been a director since October 2001. Ms. Karch was a senior partner of McKinsey & Company from 1988 until her retirement in 2000. She had served in various executive capacities at McKinsey since 1974. Ms. Karch is Director Emeritus of McKinsey & Company and serves as a director of Toys “R” Us, Inc., retail merchants, Liz Claiborne, Inc., apparel marketers, The Gillette Company, a manufacturer of consumer products and the Westchester Land Trust, a not-for-profit environmental conservation organization. Ms. Karch received a B.A. from Cornell University, an M.S. from Northeastern University and an M.B.A. from Harvard Business School.

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

     Daniel O. Leemon has been a director since October 2003. Mr. Leemon is currently retired from full time employment. From September, 1995 through June, 2004, he was Executive Vice President and Chief Strategy Officer of the Charles Schwab Corporation (“Schwab”), as well as a member of the Executive Committee. Prior to Schwab, Mr. Leemon held numerous executive positions with the Boston Consulting Group, an independent consulting firm. Prior to the Boston Consulting Group, Mr. Leemon held senior management positions with several consumer goods and retail start ups. Mr. Leemon received a B.S. from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

     Thomas L. Monahan III has been a director since June 2001 and our General Manager, Corporate Practice, since January 2001. Effective July 1, 2005, Mr. Monahan will become Chief Executive Officer of the Company. From November 1998 until January 2001, Mr. Monahan served as one of our Executive Directors, Research, and from the spin-off until November 1998, he served as our Managing Director, Research. Prior to the spin-off, Mr. Monahan served in similar capacities with The Advisory Board Company, which he joined in January 1996. Prior to January 1996, Mr. Monahan served as a senior consultant for the Deloitte & Touche Consulting Group, a Director at the Committee for Economic Development and a staff consultant at Andersen Consulting. Mr. Monahan received a B.A. from Harvard University and an M.B.A. from New York University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and 10% stockholders to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. Anyone required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we acknowledge that all Section 16(a) filings in 2004 were filed within two business days following the underlying transaction.

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

Code of Ethics

     We have adopted a code of ethics that applies to our Board of Directors, executives and employees known as The Corporate Executive Board Company Code of Ethics for Directors, Officers and Employees.

Item 11. Executive Compensation.

     The following table presents certain information concerning compensation earned for services rendered for 2002, 2003, and 2004 by the Chief Executive Officer and the four other most highly paid persons who served as executive officers during 2004 (the “Named Officers”):

		Annual			Long-Term
		Compensation			Compensation		All Other
Name and Principal Positions	Year	Salary	Bonus		Number of Options		Compensation
James J. McGonigle	2004	$600,000	—	(1)	150,000		—
Chief Executive Officer	2003	591,667	$400,000		200,000		—
	2002	541,700	325,000		350,000	(2)	—

Michael A. Archer	2004	$395,834	$385,000		55,000		—
Chief Marketing Officer	2003	375,000	380,000		150,000		—
	2002	251,300	450,000	(3)	100,000		—

Thomas L. Monahan III	2004	$445,000	$250,000		65,000		—
General Manager, Corporate Practice	2003	416,671	200,000		50,000		—
	2002	400,000	80,000		70,000		—

Derek C. M. van Bever	2004	$430,000	$80,000		25,000		—
Chief Research Officer	2003	426,667	108,000		50,000		—
	2002	410,000	102,000		70,000		—

Timothy R. Yost	2004	$295,833	$150,000		65,000		—
Chief Financial Officer	2003	267,500	120,000		50,000		—
	2002	191,700	64,000	(4)	65,000		—

(1)	Bonus compensation for the year ended December 31, 2004 had not been finalized at the time of the filing of this Annual Report on Form 10-K.

(2)	Includes options to purchase 150,000 shares of our common stock granted to Mr. McGonigle for his election to Chairman of the Board of Directors.

(3)	Includes a signing bonus of $50,000 paid to Mr. Archer upon the commencement of his employment.

(4)	Mr. Yost became our Chief Financial Officer effective September 1, 2002.

Option Grants in Fiscal 2004

     The following table shows information about stock option grants to the Named Officers during fiscal 2004. These options are included in the Summary Compensation Table above. All options were granted at fair market value under the 1999 Stock Option Plan (the “1999 Plan”), the 2001 Stock Option Plan (the “2001 Plan”) and the 2004 Directors’ Stock Option Plan (the “Directors’ Plan”). The options have seven-year terms. The rules of the SEC require us to show hypothetical gains that the Named Officers would have for these options at the end of their seven-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. They are not our estimate or projection of future stock prices.

     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during 2004:

Stock Option Grants in 2004

	Individual Grants(1)					Potential Realizable
						Value at Assumed
		% of Total				Annual Rates of
	Number of	Options				Stock Price
	Shares	Granted to		Market		Appreciation for
	Underlying	Employees	Exercise	Price on		Option Term
	Option	in	Price	Date of	Expiration
Name	Grants	Fiscal Year	(per share)	Grant	Date	5%	10%
James J. McGonigle	150,000	9.46%	$45.10	$45.10	March 16, 2011	$2,754,034	$6,418,071
Michael A. Archer	55,000	3.47	45.10	45.10	March 16, 2011	1,009,813	2,353,293
Thomas L. Monahan III	65,000	4.10	45.10	45.10	March 16, 2011	1,193,415	2,781,164
Derek C. M. van Bever	25,000	1.58	45.10	45.10	March 16, 2011	459,006	1,069,680
Timothy R. Yost	65,000	4.10	45.10	45.10	March 16, 2011	1,193,415	2,781,164

(1)	Options granted under the 1999, 2001 and Directors’ Plans become exercisable 25% per year beginning one year after the date of grant.

Option Exercises in 2004 and Year-End Option Values

     The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2004, and the value of their unexercised options at the end of fiscal 2004. Value realized, or gain, is measured as the difference between the exercise price and market value or the price at which the shares were sold on the date of exercise.

Aggregated Option Exercises in 2004
and Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End (1)
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James J. McGonigle	232,796	$6,438,546	300,000	425,000	$10,364,500	$12,823,500
Michael A. Archer	37,500	667,875	50,000	217,500	1,654,500	6,752,700
Thomas L. Monahan III	37,610	1,087,681	103,750	156,250	3,663,175	4,601,025
Derek C. M. van Bever	49,658	1,160,070	47,500	106,250	1,641,550	3,368,025
Timothy R. Yost	34,500	805,040	37,750	138,750	1,363,875	4,065,100

(1)	Based on the closing price of our common stock on December 31, 2004 of $66.94 per share.

Board of Directors Compensation

     The Board of Directors or, to the extent authorized by the Board, the Compensation Committee, sets directors’ compensation under The Corporate Executive Board Company Directors’ Stock Plan and such other arrangements as the Compensation Committee determines to be appropriate. Each director named in 2004 who is not an employee, upon election as a non-employee director, received a one time grant of options to purchase 30,000 shares of common stock. Non-employee directors also receive a grant of options to purchase 10,000 shares of common stock and $20,000 as an annual retainer. Directors who are employees of the Company did not receive additional cash compensation for their service on the Board. Compensation paid to Messrs. McGonigle and Monahan for 2004 is described above in Item 11 of this Annual Report on Form 10-K.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Option Plans

The Corporate Executive Board Company 1999 Stock Option Plan, The Corporate Executive Board Company 2001 Stock Option Plan, The Corporate Executive Board Company 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan

     In the event that there is any change in the number or kind of the outstanding shares of our common stock, whether by reason of merger, consolidation or otherwise, then the plan administrator of the 1999 Plan, the 2001 Plan, the 2002 Plan and the 2004 Plan (the “Plans”) shall, in its sole discretion, determine the appropriate adjustment, if any. In addition, in the event of such a change, the plan administrator may accelerate the time or times at which any option may be exercised and may provide for cancellation of accelerated options that are not exercised within a time prescribed by the plan administrator in its sole discretion. Options granted under the Plans generally provide that, if an optionee remains employed by us for one year following a change of control, or if during such time the optionee’s employment is terminated for any reason other than for cause or voluntary resignation, all options granted under the Plans become immediately exercisable. For this purpose, a change of control includes acquisition by any person of more than 50% of our stock, a change in a majority of the Board of Directors to include directors not nominated by us and stockholder approval of certain mergers, asset sales or plans of liquidation.

Employment Arrangements

     Mr. McGonigle is employed by us pursuant to the terms of an employment agreement, which continues in effect until Mr. McGonigle’s termination or separation from the Company. Under the terms of the employment agreement, Mr. McGonigle received an annual salary of $600,000 in 2004, which is subject to periodic increases at our sole discretion. The employment agreement requires Mr. McGonigle to devote his efforts and abilities to us on a full-time basis. The employment also provides that, in addition to salary, Mr. McGonigle is entitled to certain fringe benefits, including participation in our 401(k) plan, the reimbursement of business-related expenses, disability insurance coverage and reimbursement of fees and expenses incurred in connection with participation in community and business related organizations. We may terminate Mr. McGonigle’s employment without cause at any time, in which event he will receive an amount equal to 125% of one year’s base salary and all the options granted to him will vest and become exercisable immediately. We may terminate Mr. McGonigle’s employment for cause at any time upon three months’ notice. Cause is defined as: the commission of a material act of fraud, theft or dishonesty against us; conviction for any felony; or willful non-performance of material duties which is not cured within 60 days after receipt of written notice. Mr. McGonigle also may voluntarily terminate his employment at any time upon three months’ written notice.

     Contemporaneously with the execution of his employment agreement, Mr. McGonigle executed a noncompetition agreement with us pursuant to which he, among other things, agreed not to compete with us for a period of up to three years after his termination of employment, if he voluntarily resigns or is terminated by us for cause. In addition, if he is terminated by us without cause, (i) he has agreed not to compete with us for one year and (ii) we may require him not to compete with us for up to two additional years if we agree to pay him 125% of his annual base salary at the time of termination for each additional one-year period of noncompetition. Mr. McGonigle also agreed as part of his noncompetition agreement with us not to disclose any of our confidential or proprietary information during the course of his employment or upon termination of his employment for any reason and not to solicit our employees to leave for a period of three years after the termination of his employment with us for any reason.

     Mr. Archer is employed by us pursuant to the terms of an employment agreement, which continues in effect until Mr. Archer’s termination or separation from the Company. Under the terms of the employment agreement, Mr. Archer received an annual salary of $400,000 in 2004, which is subject to periodic increases at our sole discretion. The employment agreement requires Mr. Archer to devote his efforts and abilities to us on a full-time basis. The employment agreement also provides that Mr. Archer is eligible for an annual performance bonus of up to $400,000 with a target bonus of $300,000, the amount of which is to be determined under a policy adopted by us. The employment also provides that Mr. Archer, in addition to salary, is entitled to certain fringe benefits, including participation in our 401(k) plan, the reimbursement of business-related expenses and disability insurance coverage. We may terminate Mr. Archer without Cause at any time, or Mr. Archer may terminate his employment for Good Reason at any time upon three months’ written notice. In either event, Mr. Archer will receive an amount equal to 100% of one year’s base salary plus $100,000, any unvested portion of the 100,000 stock options granted to him upon joining us in March 2002 will vest and become exercisable immediately and we pay COBRA health insurance premiums for one year. We may terminate Mr. Archer for Cause at any time upon three months notice. Mr. Archer also may voluntarily terminate his employment not for good reason at any time upon three months’ written notice. Cause is defined as: the commission of an act of fraud or theft against us; conviction for any felony; conviction for any misdemeanor involving moral turpitude which might, in our opinion, cause embarrassment to us; significant violation of any material Company policy; willful non-performance of material duties which is not cured within thirty days after receipt of written notice; or violation of any material District of Columbia, state or federal laws, rules or regulations in connection with or during performance of the his work which, if such violation is curable, is not cured within thirty days after receipt of notice. Good Reason with respect to Mr. Archer is defined to exist if we: effect a material adverse change to his employment responsibilities or authority; (ii) effect a reduction in his base salary; (iii) effect a material reduction in his annual performance bonus potential, together with a material decrease in his total compensation potential; (iv) relocate his place of employment to a location that is more than 35 miles from the location of our headquarters; or (v) materially breach the employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of The Corporate Executive Board Company’s common stock as of February 28, 2005, by (i) each stockholder owning 5% or more of the common stock, (ii) each Named Officer, (iii) each director and (iv) all current directors and executive officers as a group.

	Amount
	and Nature
	of Beneficial
	Ownership(1)		Total Equity Stake(2)
Name of Beneficial Owner	Number	Percent	Number	Percent
James J. McGonigle(3)	511,710	1.3%	774,210	1.9%
Russell P. Fradin(4)	—	*	30,000	*
Robert C. Hall(5)	30,000	*	30,000	*
Nancy J. Karch (6)	103,240	*	103,240	*
David W. Kenny(7)	65,240	*	65,240	*
Daniel O. Leemon(8)	82,240	*	82,240	*
Thomas L. Monahan III(9)	169,066	*	260,316	*

	Amount
	and Nature
	of Beneficial
	Ownership(1)		Total Equity Stake(2)
Name of Beneficial Owner	Number	Percent	Number	Percent
Michael A. Archer (10)	126,250	*	267,500	*
Derek C. M. van Bever(11)	104,328	*	165,578	*
Timothy R. Yost(12)	74,001	*	176,500	*
Massachusetts Financial Services Company(13)	1,676,850	4.3%	1,676,850	4.1%
Morgan Stanley(14)	3,210,716	8.3%	3,210,716	7.9%
All current directors and executive officers as a group (10 people)	1,266,075	3.2%	1,954,824	4.8%

*	Indicates ownership of less than 1%.

(1)	Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. We have included in shares owned by each stockholder all options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(2)	The number column indicates the number of shares owned assuming the exercise of all options, whether vested or unvested, without regard to whether or not the options are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options are exercisable within 60 days.

(3)	Beneficial ownership includes 462,500 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(4)	Beneficial ownership consists of 0 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(5)	Beneficial ownership consists of 30,000 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(6)	Beneficial ownership includes 102,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(7)	Beneficial ownership includes 65,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(8)	Beneficial ownership includes 82,240 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(9)	Beneficial ownership includes 168,750 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(10)	Beneficial ownership includes 126,250 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(11)	Beneficial ownership includes 92,500 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(12)	Beneficial ownership includes 74,001 shares issuable upon the exercise of options held by the stockholder that are currently exercisable or exercisable within 60 days of February 28, 2005 (which would be April 29, 2005).

(13)	As reported in a Schedule 13G filed on February 1, 2005. The address of Massachusetts Financial Services Company is 500 Boylston Street, Boston, MA, 02116.

(14)	As reported in a Schedule 13G filed on February 14, 2005. The address of Morgan Stanley is 1585 Broadway, New York, NY 10036.

     The following table sets forth information about our compensation plans at December 31, 2004.

Equity Compensation Plan Information

	(A)	(B)	(C)
Number Of
	Number Of		Securities
	Securities To Be		Remaining Available
	Issued Upon		For Future Issuances under Equity
	Exercise Of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price Of	(Excluding
	Options, Warrants	Outstanding Options,	Securities
Plan Category	And Rights	Warrants And Rights	Reflected In Column (A))
Equity compensation plans approved by stockholders	3,093,052	$35.87	3,968,320
Equity compensation plans not approved by stockholders (1)	2,318,654	36.63	—

Total	5,411,706	$36.20	3,968,320

(1)	See Note 13 to our audited financial statements for the year ended December 31, 2004 for a narrative description of the 2002 Non-Executive Stock Incentive Plan, which was not approved by our stockholders.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

     Fees Incurred

     Fees charged by our independent auditors for each of the past two years are set forth below:

	Year Ended December 31,
	2003	2004

	Ernst & Young LLP	Ernst & Young LLP

Audit fees	$196,940	$341,906
Audit-related fees	12,237	13,000
Tax fees	122,994	133,385
All other fees	—	—

Total	$332,171	$488,291

Audit Fees

     Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2003 and 2004, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2003 and 2004 and services in connection with our statutory and regulatory filings for the years ended December 31, 2003 and 2004. Also included are fees associated with the audit of management’s assessment of and the Company’s internal control over financial reporting, comfort letters and consent procedures.

Audit-Related Fees

     Audit related fees were for benefit plan audits.

Tax Fees

     Tax fees were for services related to tax compliance, consulting and planning services rendered during the years ended December 31, 2003 and 2004. In 2003, these services related principally to the preparation of our QHTC application to the Office of Tax and Revenue.

All Other Fees

     We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2003 and 2004.

Audit and Non-Audit Service Pre-Approval Policy

     The Audit Committee has adopted an Audit and Non-Audit Service Pre-Approval Policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent auditor.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements and the attestation engagement for the independent auditor’s report on management’s report of internal control over financial reporting. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 hereof:
Report of Management’s Assessment of Internal Control over Financial Reporting,
Reports of Independent Registered Public Accounting Firm,
Consolidated Balance Sheets as of December 31, 2003 and 2004,
Consolidated Statements of Income for the years ended December 31, 2002, 2003 and 2004,
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004,
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004, and
Notes to Consolidated Financial Statements.

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit
No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Common Stock Certificate.*

Exhibit
No.	Description of Exhibit
10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.4	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

10.5	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*** †

10.6	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.*** †

10.7	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*** †

10.8	Employee Stock Purchase Plan dated June 23, 2000.**

10.9	2001 Stock Option Plan. ## †

10.10	2002 Non-Executive Stock Incentive Plan.ä †

10.11	2004 Stock Incentive Plan. †

10.12	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #

10.13	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

10.14	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.15	Form of term sheet for director non-qualified stock options.### †

10.16	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer.±†

14.1	Code of Ethics For Directors, Executives and Employees.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit
No.	Description of Exhibit
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

†	Compensation arrangement.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

ä	Incorporated by reference to Exhibit 10.21.3 from the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2004, and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 25, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                   /s/ Ernst & Young LLP

Baltimore, Maryland
February 25, 2005

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II—Valuation and Qualifying Accounts

(In thousands)

			Additions
	Balance at	Additions	Charged to	Deductions
	Beginning	Charged to	Other	from	Balance at
	of Year	Revenue	Accounts	Reserve	End of Year
Year ended December 31, 2002
Reserve for uncollectible revenue	$1,933	$3,798	$—	$2,931	$2,800

	$1,933	$3,798	$—	$2,931	$2,800

Year ended December 31, 2003
Reserve for uncollectible revenue	$2,800	$4,957	$—	$4,882	$2,875

	$2,800	$4,957	$—	$4,882	$2,875

Year ended December 31, 2004
Reserve for uncollectible revenue	$2,875	$3,439	$—	$4,349	$1,965

	$2,875	$3,439	$—	$4,349	$1,965

Signatures

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 28, 2005.

The Corporate Executive Board Company
By: /s/ James J. McGonigle

James J. McGonigle
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2005 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title
/s/ James J. McGonigle James J. McGonigle	Chief Executive Officer and Director, Chairman of the Board (Principal Executive Officer)
/s/ Timothy R. Yost Timothy R. Yost	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Russell P. Fradin Russell P. Fradin	Director
/s/ Robert C. Hall Robert C. Hall	Director
/s/ Nancy J. Karch Nancy J. Karch	Director
/s/ David W. Kenny David W. Kenny	Director
/s/ Daniel O. Leemon Daniel O. Leemon	Director
/s/ Thomas L. Monahan III Thomas L. Monahan III	Director

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.