Form 10-Q
period 2005-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2005-05-10
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

As of April 25, 2005, the Company had outstanding 41,364,476 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,702	$113,996
Marketable securities	48,136	50,292
Membership fees receivable, net	62,353	97,106
Deferred income taxes, net	33,200	26,121
Deferred incentive compensation	8,381	9,277
Prepaid expenses and other current assets	8,619	8,107

Total current assets	374,391	304,899

Deferred income taxes, net	4,503	3,466
Marketable securities	228,996	252,689
Property and equipment, net	17,051	17,397

Total assets	$624,941	$578,451

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$15,027	$17,450
Accrued incentive compensation	12,387	18,213
Deferred revenues	204,632	205,494

Total current liabilities	232,046	241,157

Other liabilities	10,339	9,833

Total liabilities	242,385	250,990

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized and 41,368,340 and 39,991,749 shares issued, and 40,051,291 and 38,930,648 shares outstanding as of March 31, 2005 and December 31, 2004, respectively	413	399
Additional paid-in capital	275,497	214,987
Retained earnings	168,888	155,619
Accumulated elements of other comprehensive income (loss)	(717)	1,763
Treasury stock, 1,317,049 and 1,061,101 shares, at cost, at March 31, 2005 and December 31, 2004, respectively	(61,525)	(45,307)

Total stockholders’ equity	382,556	327,461

Total liabilities and stockholders’ equity	$624,941	$578,451

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues	$81,608	$63,979
Cost of services	26,057	21,400

Gross profit	55,551	42,579

Costs and expenses:
Member relations and marketing	21,484	17,881
General and administrative	9,349	7,238
Depreciation	1,449	1,748
Stock option and related expenses(1)	511	—

Total costs and expenses	32,793	26,867

Income from operations	22,758	15,712
Other income, net	3,019	2,168

Income before provision for income taxes	25,777	17,880
Provision for income taxes	8,635	5,900

Net income	$17,142	$11,980

Earnings per share:
Basic	$0.44	$0.32
Diluted	$0.42	$0.31

Dividends per share	$0.10	$0.075

Weighted average shares used in the calculation of earnings per share:
Basic	39,021	37,187
Diluted	40,577	38,868

(1) Composition of stock option and related expenses:
Cost of services	$337	$—
Member relations and marketing	129	—
General and administrative	45	—

Total	$511	$—

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$17,142	$11,980
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	1,449	1,748
Deferred income taxes	8,635	5,545
Amortization of marketable securities premiums, net	635	727
Changes in operating assets and liabilities:
Membership fees receivable, net	34,753	20,094
Deferred incentive compensation	896	403
Prepaid expenses and other current assets	(615)	(2,545)
Accounts payable and accrued liabilities	(2,367)	(1,057)
Accrued incentive compensation	(5,817)	(3,498)
Deferred revenues	(862)	837
Other liabilities	506	57

Net cash flows provided by operating activities	54,355	34,291

Cash flows from investing activities:
Purchases of property and equipment, net	(1,160)	(4,979)
Maturities and sales (purchases) of marketable securities, net	21,559	(41,999)

Net cash flows provided by (used in) investing activities	20,399	(46,978)

Cash flows from financing activities:
Proceeds from the exercise of stock options	44,676	—
Proceeds from the issuance of common stock under the employee stock purchase plan	334	200
Purchase of treasury stock	(16,218)	(18,731)
Payment of dividends	(3,873)	(2,797)
Reimbursement of common stock offering costs	35	—
Payment of common stock offering costs	(2)	—

Net cash flows provided by (used in) financing activities	24,952	(21,328)

Net increase (decrease) in cash and cash equivalents	99,706	(34,015)
Cash and cash equivalents, beginning of period	113,996	118,568

Cash and cash equivalents, end of period	$213,702	$84,553

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of operations

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

Note 2. Condensed consolidated financial statements

      The accompanying condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes as reported on the Company’s Form 10-K filed with the SEC on March 4, 2005.

      In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of December 31, 2004 has been derived from the financial statements that have been audited by the Company’s independent auditors. The results of operations for the three months ended March 31, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005, or any other period within calendar year 2005.

Note 3. New accounting pronouncements

      In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (“SAB 107”) regarding the interaction between the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (“SFAS No. 123-R”) and certain SEC rules and regulations and provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123-R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123-R, the modification of employee share options prior to adoption of SFAS No. 123-R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of the SFAS No. 123-R. See Note 9 for the supplemental disclosure of stock-based compensation as required by Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS No. 148”).

      In December 2004, the FASB issued SFAS No. 123-R, Share Based Payment as a revision to SFAS No. 123, issued in October 1995. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123-R eliminates the alternative of using the intrinsic value method as described in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”) and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) to the extent such awards are not expected to be forfeited. Under the provisions of SFAS No. 123-R, the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123-R further allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods. Accordingly, the Company has continued to use APB No. 25 for the three months ended March 31, 2005 and 2004, and will adopt SFAS No. 123-R effective January 1, 2006. See Note 9 for the supplemental disclosure of stock-based compensation as required by SFAS No. 123, as amended.

Note 4. Sales of common stock

      In March 2005, certain of the Company's shareholders sold 1.3 million shares of the Company's common stock in transactions that were exempt from registration. The common stock sold consisted primarily of common stock obtained by employees and directors from the exercise of common stock options. The Company did not directly receive any proceeds from the sale of its common stock; however, it did receive cash from the exercise of the common stock options. In addition, the Company recognized approximately $511,000 in compensation expense reflecting primarily additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options in March 2005. The additional FICA taxes are included within “Stock option and related expenses” in the condensed consolidated statement of income for the three months ended March 31, 2005.

Note 5. Earnings per share

      Basic earnings per share was computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effects of potential common shares, also known as common share equivalents, outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury-stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding common stock options. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months
	ended March 31,
	2005	2004
Basic weighted average common shares outstanding	39,021	37,187
Dilutive common shares outstanding	1,556	1,681

Diluted weighted average common shares outstanding	40,577	38,868

Note 6. Comprehensive income (loss)

      Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 2005 and 2004 was $14.7 million and $13.1 million, respectively. The accumulated elements of other comprehensive income (loss), net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised of the net change in unrealized gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $(2.4) million and $1.2 million during the three months ended March 31, 2005 and 2004, respectively. The tax expense (benefit) associated with unrealized gains (losses) on available-for sale marketable securities included within comprehensive income (loss) is $(1.3) million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

Note 7. Supplemental cash flow disclosures

      For the three months ended March 31, 2005, the Company recognized $15.5 million in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. The Company did not recognize any tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options for the three months ended March 31, 2004. Estimated income tax payments for the three months ended March 31, 2005 and 2004 were $0 and $355,000, respectively.

Note 8. Stockholders’ equity

      In February 2005, the Company announced that its Board of Directors authorized a share repurchase of up to an additional $100 million of the Company's common stock, which when combined with the remaining balance of the existing share repurchase authorization from February 2003 of $75 million, provided the Company the opportunity to repurchase up to approximately $130 million of its shares as of the date of the additional share repurchase authorization. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations. As of March 31, 2005 and December 31, 2004, the Company has repurchased 1,317,049 shares and 1,061,101 shares, respectively, of the Company’s common stock at a total cost of $61.5 million and $45.3 million, respectively.

      In February 2005, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share, which was paid on March 31, 2005 to stockholders of record at the close of business on March 10, 2005. On March 31, 2005, the Company paid dividends to stockholders of record totaling $3.9 million. See Note 10 for information on the declaration of the second quarter dividend.

Note 9. Stock-based compensation

      At March 31, 2005, the Company had several stock-based employee compensation plans. These plans provide for the granting of stock options, stock appreciation rights and restricted stock to employees and non-employee members of the Company's Board of Directors. The Company accounts for these plans using the intrinsic value method of expense recognition and measurement prescribed by APB No. 25. Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

      SFAS No. 123, as amended, established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Pro forma information regarding net income is required by SFAS No. 123, as amended, and has been determined as if the Company had accounted for its employee stock options under the fair value method as prescribed by SFAS No. 123, as amended.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per
	share amounts)
Net income, as reported	$17,142	$11,980
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	3,460	4,906

Pro forma net income	$13,682	$7,074

Earnings per share:
Basic — as reported	$0.44	$0.32
Basic — pro forma	$0.35	$0.19
Diluted — as reported	$0.42	$0.31
Diluted — pro forma	$0.34	$0.18
Assumptions:
Risk-free interest rate	4.3%	3.0%
Dividend yield	0.6%	0.6%
Expected life of option (in years)	4.4	5
Expected volatility	30%	39%
Weighted-average fair value of options granted	$19.49	$17.50

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

Note 10. Subsequent events

      In May 2005, the Board of Directors declared a quarterly dividend of $0.10 per share. The Company will fund its dividend payments with cash on hand and cash generated from operations. The dividend is payable on June 30, 2005 to stockholders of record at the close of business on June 15, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the U.S. Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties the Company may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, whether the Washington, D.C. Office of Tax and Revenue withdraws our QHTC status and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our filings with the Securities and Exchange Commission, including, but not limited to, our 2004 Annual Report on Form 10-K.

Overview

      The Company provides “best practices” research, decision support tools and executive education focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each of our research programs have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.

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

      Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which the Company calculates as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 29.3% to $316.6 million at March 31, 2005, from $244.8 million at March 31, 2004.

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

Depreciation expense includes the cost of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements. Stock option and related expenses include additional payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options. The statements in this Form 10-Q do not include any impact related to the expensing of stock options according to SFAS No. 123-R. The expensing of stock options would increase operating expenses and would potentially affect the tax rate.

Results of Operations

      The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months
	ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of services	31.9	33.4

Gross profit	68.1	66.6

Costs and expenses:
Member relations and marketing	26.3	27.9
General and administrative	11.5	11.3
Depreciation	1.8	2.7
Stock option and related expenses	0.6	—

Total costs and expenses	40.2	42.0

Income from operations	27.9	24.6
Other income, net	3.7	3.4

Income before provision for income taxes	31.6	27.9
Provision for income taxes	10.6	9.2

Net income	21.0%	18.7%

Three Months Ended March 31, 2005 and 2004

      Revenues. Revenues increased 27.6% to $81.6 million for the three months ended March 31, 2005, from $64.0 million for the three months ended March 31, 2004. The largest driver of the increase in revenues during the three months ended March 31, 2005 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three months ended March 31, 2005 included the addition of new members, the introduction of new research programs and price increases.

      Cost of services. Cost of services increased 21.8% to $26.1 million for the three months ended March 31, 2005, from $21.4 million for the three months ended March 31, 2004. The increase in cost of services was principally due to compensation costs for new research and executive education staff and an increase in external consulting expenses to support the growth of our existing programs. Cost of services as a percentage of revenues decreased to 31.9% for the three months ended March 31, 2005, from 33.4% for the three months ended March 31, 2004 due to the leverage inherent in our membership-based business model, a shift in the timing of our publishing and executive education seminar schedule relative to the period ending March 31, 2004 and slightly lower headcount than our original plan. Because each research program provides our membership with standard best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the cost of services as a percentage of revenues for the three months ended March 31, 2005 may not be indicative of future quarterly or annual results.

      Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin for the three months ended March 31, 2005, may not be indicative of future results. A number of factors that impact gross profit margin are discussed in the “Cost of services” description above.

      Member relations and marketing. Member relations and marketing costs increased 20.1% to $21.5 million for the three months ended March 31, 2005 from $17.9 million for the three months ended March 31, 2004. The year-over-year increase in member relations and marketing costs is principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support the Company’s expanding membership base, and the increase in commission expense associated with increased revenues. Member relations and marketing costs as a percentage of revenues decreased to 26.3% for the three months ended March 31, 2005, from 27.9% for the three months ended March 31, 2004, due to marketing and member services productivity gains and the timing of new hires within the quarter.

      General and administrative. General and administrative expenses increased 29.2% to $9.3 million for the three months ended March 31, 2005, from $7.2 million for the three months ended March 31, 2004. The increase in general and administrative expenses is driven by an increase in staff and related costs, the use of external consultants to support our organizational growth and an increase in the use of external personnel search firms. General and administrative expenses as a percentage of revenues increased to 11.5% for the three months ended March 31, 2005 from 11.3% for the three months ended March 31, 2004.

      Depreciation. Depreciation expense decreased 17.1% to $1.4 million for the three months ended March 31, 2005, from $1.7 million for the three months ended March 31, 2004. The decrease in depreciation expense was principally due to the write-off of certain assets in the three months ended March 31, 2004.

      Stock option and related expenses. The Company recognized approximately $511,000 in compensation expense for the three months ended March 31, 2005 primarily reflecting additional FICA taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in March 2005. The Company recognized no stock compensation and related expense for the three months ended March 31, 2004. See further discussion of the sale of our common stock in the Liquidity and Capital Resources section below.

      Other income, net. Other income, net increased 39.3% to $3.0 million for the three months ended March 31, 2005, from $2.2 million for the three months ended March 31, 2004. The growth in other income, net, was principally from interest income associated with the increased levels of cash and cash equivalents. Cash and cash equivalents increased as a result of cash flows from operating activities, cash flows from investing activities and cash flows from financing activities as further discussed in the Liquidity and Capital Resources section below.

      Provision for income taxes. The Company recorded a provision for income taxes of $8.6 million and $5.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the provision for income taxes primarily reflects the increase in net income and the related tax effect. The increase in the effective income tax rate to 33.5% for the three months ended March 31, 2005 from 33.0% for the three months ended March 31, 2004, reflects a slight decrease in the estimated income tax benefit that the Company receives from certain Washington D.C. and federal income tax incentives and the impact on the Company’s 2005 effective income tax rate.

Liquidity and Capital Resources

      Cash flows from operating activities. The Company has financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. The Company generated net cash flows from operating activities of $54.4 million and $34.3 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, operating cash flows were generated principally by collection of membership fees receivable, net income and the utilization of tax benefits created by the exercise of common stock options, offset by the decrease in accrued incentive compensation and accounts payable and accrued liabilities. For the three months ended March 31, 2004, operating cash flows were generated within the period principally by the collection of membership fees receivable, net income, the utilization of tax benefits created by the exercise of common stock options and the growth in deferred revenues, offset by the increase in prepaid expenses and other current assets and accrued incentive compensation. As of March 31, 2005, the Company had cash, cash equivalents and marketable securities of $490.8 million. The Company expects that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

      Cash flows from investing activities. The Company generated net cash flows from investing activities of $20.4 million during the three months ended March 31, 2005 and used net cash flows from investing activities of $47.0 million during the three months ended March 31, 2004. During the three months ended March 31, 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities, net of purchases, of $21.6 million, partially offset by the purchase of property and equipment totaling $1.2 million. During the three months ended March 31, 2004, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of sales and maturities, of $42.0 million, and leasehold improvements for additional office space in Washington, D.C. and London, England and computer equipment and software of $5.0 million.

      Cash flows from financing activities. The Company generated net cash flows from financing activities of $25.0 million during the three months ended March 31, 2005 and used net cash flows from financing activities of $21.3 million during the three months ended March 31, 2004. Net cash provided by financing activities during the three months ended March 31, 2005 was primarily attributed to the receipt of proceeds of $44.7 million from the exercise of common stock options, partially offset by the repurchase of our common stock during the period, which totaled $16.2 million, and the payment of dividends during the period, which totaled $3.9 million. Net cash used in financing activities during the three months ended March 31, 2004 was primarily attributed to the repurchase of our common stock during the period, which totaled $18.7 million, and the payment of dividends during the period, which totaled $2.8 million.

      The Board of Directors declared a quarterly dividend of $0.10 per share in May 2005 which will be payable in June 2005. See further discussion of the quarterly dividend in “Note 10 — Subsequent events” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”

      During the three months ended March 31, 2005, the Company had no material changes, outside of the ordinary course of business, in our non-cancelable contractual financial obligations. At March 31, 2005 and December 31, 2004, the Company had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

      Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, require us to apply methodologies, estimates and judgments that have a significant impact on the results the Company reports in our financial statements. In our Annual Report on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

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

Item 4. Controls and Procedures.

      Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      From time to time, the Company is subject to certain legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
January 1, 2005 to January 31, 2005	—	$—	—	$129,692,664
February 1, 2005 to February 28, 2005	194,570	$63.15	194,570	$117,404,791
March 1, 2005 to March 31, 2005	61,378	$64.03	61,378	$113,474,802

Total	255,948	$63.36	255,948

      In February 2005, the Company announced that our Board of Directors authorized a share repurchase of up to an additional $100 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorization from February 2003 of $75 million, provided the Company the opportunity to repurchase up to approximately $130 million of our shares as of the date of the additional share repurchase authorization. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, our share repurchases with cash on hand and cash generated from operations. As of March 31, 2005 and December 31, 2004, the Company has repurchased 1,317,049 shares and 1,061,101 shares, respectively, of the Company’s common stock at a total cost of $61.5 million and $45.3 million, respectively.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

      (a) Exhibits:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005

The Corporate Executive Board Company

By: /s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)