Form 10-Q
period 2005-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2005-08-09
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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
As of July 22, 2005, we had outstanding 39,893,317 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,251	$113,996
Marketable securities	18,260	50,292
Membership fees receivable, net	56,664	97,106
Deferred income taxes, net	24,133	26,121
Deferred incentive compensation	8,317	9,277
Prepaid expenses and other current assets	8,581	8,107

Total current assets	403,206	304,899

Deferred income taxes, net	3,912	3,466
Marketable securities	204,275	252,689
Property and equipment, net	16,741	17,397

Total assets	$628,134	$578,451

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$20,452	$17,450
Accrued incentive compensation	17,204	18,213
Deferred revenues	193,635	205,494

Total current liabilities	231,291	241,157

Other liabilities	10,589	9,833

Total liabilities	241,880	250,990

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized and 41,380,982 and 39,991,749 shares issued, and 39,891,317 and 38,930,648 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	413	399
Additional paid-in capital	276,015	214,987
Retained earnings	181,945	155,619
Accumulated elements of comprehensive income (loss)	722	1,763
Treasury stock, 1,489,665 and 1,061,101 shares, at cost, at June 30, 2005 and December 31, 2004, respectively	(72,841)	(45,307)

Total stockholders’ equity	386,254	327,461

Total liabilities and stockholders’ equity	$628,134	$578,451

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$87,351	$67,198	$168,959	$131,177
Cost of services	30,088	22,232	56,145	43,632

Gross profit	57,263	44,966	112,814	87,545

Costs and expenses:
Member relations and marketing	23,478	18,563	44,962	36,444
General and administrative	9,385	7,739	18,734	14,977
Depreciation	1,921	1,592	3,370	3,340
Stock option and related expenses (1)	—	408	511	408

Total costs and expenses	34,784	28,302	67,577	55,169

Income from operations	22,479	16,664	45,237	32,376
Other income, net	3,154	2,341	6,173	4,509

Income before provision for income taxes	25,633	19,005	51,410	36,885
Provision for income taxes	8,587	6,272	17,222	12,172

Net income	$17,046	$12,733	$34,188	$24,713

Earnings per share:
Basic	$0.43	$0.33	$0.87	$0.66
Diluted	$0.41	$0.32	$0.84	$0.63

Dividends per share	$0.10	$0.075	$0.20	$0.15

Weighted average shares used in the calculation of earnings per share:
Basic	39,926	38,151	39,475	37,697
Diluted	41,194	39,684	40,886	39,301

(1) Composition of Stock option and related expenses:
Cost of services	$—	$184	$337	$184
Member relations and marketing	—	100	129	100
General and administrative	—	124	45	124

Total	$—	$408	$511	$408

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$34,188	$24,713
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	3,370	3,340
Deferred income taxes	17,222	11,388
Amortization of marketable securities premiums, net	1,240	1,460
Changes in operating assets and liabilities:
Membership fees receivable, net	40,442	19,778
Deferred incentive compensation	960	943
Prepaid expenses and other current assets	(873)	(2,910)
Accounts payable and accrued liabilities	3,004	2,996
Accrued incentive compensation	(976)	(1,724)
Deferred revenues	(11,859)	(4,186)
Other liabilities	756	4

Net cash flows provided by operating activities	87,474	55,802

Cash flows from investing activities:
Purchases of property and equipment, net	(3,024)	(6,007)
Maturities and sales (purchases) of marketable securities, net	78,608	(40,184)

Net cash flows provided by (used in) investing activities	75,584	(46,191)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	44,905	55,175
Proceeds from the issuance of common stock under the employee stock purchase plan	655	418
Purchase of treasury shares	(27,534)	(18,731)
Payment of dividends	(7,862)	(5,725)
Reimbursement of common stock offering costs	35	225
Payment of common stock offering costs	(2)	(121)

Net cash flows provided by financing activities	10,197	31,241

Net increase in cash and cash equivalents	173,255	40,852
Cash and cash equivalents, beginning of period	113,996	118,568

Cash and cash equivalents, end of period	$287,251	$159,420

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
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of December 31, 2004 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005, or any other period within calendar year 2005.
Note 3. New accounting pronouncements
      In December 2004, the FASB issued Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123-R, Share-Based Payment (SFAS No. 123-R), as a revision to SFAS No. 123 Accounting for Stock-Based Compensation, issued in October 1995. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123-R eliminates the alternative of using the intrinsic value method as described in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25“) and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) to the extent such awards are not expected to be forfeited. Under the provisions of SFAS No. 123-R, if applicable, the amount of tax benefit relating to stock option compensation included in operating cash flows for periods prior to the effective date, will be reported in financing cash flows once the statement becomes effective. SFAS No. 123-R further allows for either prospective recognition of compensation expense or retrospective recognition.
     Further, in March 2005, the SEC issued Staff Accounting Bulleting No. 107 regarding the interaction between SFAS No. 123-R and certain SEC rules and regulations and provided the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123-R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123-R, the modification of employee share options prior to adoption of SFAS No. 123-R and disclosures in Management's Discussion and Analysis (“MD&A”) subsequent to adoption of the SFAS No. 123-R.
     The Company is currently evaluating the transition methods of adopting SFAS No. 123-R and the impacts of SAB 107 and SFAS No. 123-R. Accordingly, the Company has continued to use APB No. 25 for the three and six months ended June 30, 2005 and 2004, and will adopt SFAS No. 123-R effective January 1, 2006. See Note 9 for the supplemental disclosure of stock-based compensation as required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS No. 148”).

Note 4. Sales and public offerings of common stock
     In March 2005, certain of the Company’s shareholders sold 1.3 million shares of the Company’s common stock in transactions that were exempt from registration. In May 2004, certain of the Company’s shareholders sold 1.9 million shares of its common stock in a registered public offering. The common stock sold in March 2005 and May 2004 consisted primarily of common stock obtained by employees and directors from the exercise of common stock options. The Company did not directly receive any proceeds from the sale of its common stock; however, it did receive cash from the exercise of the common stock options. In addition, the Company recognized approximately $511,000 and $408,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the sale in March 2005 and May 2004, respectively. The additional FICA taxes are included within “Stock option and related expenses” in the condensed consolidated statements of income for the six months ended June 30, 2005 and 2004.
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

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	39,926	38,151	39,475	37,697
Dilutive common shares outstanding	1,268	1,533	1,411	1,604

Diluted weighted average common shares outstanding	41,194	39,684	40,886	39,301

Note 6. Comprehensive income (loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended June 30, 2005 and 2004 was $18.5 million and $8.4 million, respectively. Comprehensive income for the six months ended June 30, 2005 and 2004 was $33.1 million and $21.4 million, respectively. The accumulated elements of other comprehensive income (loss), net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised of the net change in unrealized gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $(0.4) million and $(3.1) million during the six months ended June 30, 2005 and 2004, respectively. The tax expense (benefit) associated with unrealized gains (losses) on available-for-sale marketable securities included within comprehensive income (loss) is $(0.2) million and $(1.7) million for the six months ended June 30, 2005 and 2004, respectively.
Note 7. Supplemental cash flows disclosures
     For the six months ended June 30, 2005 and 2004, the Company recognized $15.5 million and $15.2 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. Estimated income tax payments for the six months ended June 30, 2005 and 2004 were $0 and $793,000, respectively.

Note 8. Stockholders’ equity
     In February 2005, the Company announced that its Board of Directors authorized a share repurchase of up to an additional $100 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorization from February 2003 of $75 million, provided the Company the opportunity to repurchase up to approximately $130 million of its shares as of the date of the additional share repurchase authorization. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund its share repurchases with cash on hand and cash generated from operations. As of June 30, 2005 and December 31, 2004, the Company has repurchased 1,489,665 shares and 1,061,101 shares, respectively, of the Company’s common stock at a total cost of $72.8 million and $45.3 million, respectively.
     In the six months ended June 30, 2005, the Board of Directors declared quarterly dividends of $0.10 per share, which were paid on March 31, 2005 and June 30, 2005 to stockholders of record at the close of business on March 10, 2005 and June 15, 2005, respectively. For the six months ended June 30, 2005, the Company paid dividends to stockholders of record totaling $7.9 million. See Note 10 for information on the declaration of the third quarter dividend.
Note 9. Stock-based compensation
     At June 30, 2005, the Company had several stock-based employee compensation plans. These plans provide for the granting of stock options, stock appreciation rights and restricted stock to employees and non-employee members of the Company’s Board of Directors. The Company accounts for these plans using the intrinsic value method of expense recognition and measurement prescribed by APB No. 25. Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
		(In thousands, except per share amounts)
Net income, as reported	$17,046	$12,733	$34,188	$24,713
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,536	2,787	7,997	7,693

Pro forma net income	$12,510	$9,946	$26,191	$17,020

Earnings per share:
Basic — as reported	$0.43	$0.33	$0.87	$0.66
Basic — pro forma	$0.31	$0.26	$0.66	$0.45
Diluted — as reported	$0.41	$0.32	$0.84	$0.63
Diluted — pro forma	$0.31	$0.25	$0.64	$0.44
Assumptions:
Risk-free interest rate	3.7%	3.9%	4.3%	3.5%
Dividend yield	0.6%	0.5%	0.6%	0.6%
Expected life of option (in years)	4.5	5	4.4	5
Expected volatility	30%	38%	30%	39%
Weighted-average fair value of options granted	$19.70	—	$19.49	$17.50

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
Note 10. Subsequent events
     In July 2005, the Board of Directors declared a quarterly dividend of $0.10 per share. The Company will fund its dividend payments with cash on hand and cash generated from operations. The dividend is payable on September 30, 2005 to stockholders of record at the close of business on September 15, 2005.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the U.S. Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, whether the Washington, D.C. Office of Tax and Revenue withdraws our QHTC status and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our filings with the U.S. Securities and Exchange Commission, including, but not limited to, our 2004 Annual Report on Form 10-K.
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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which the Company calculates as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 29.8% to $331.6 million at June 30, 2005, from $255.5 million at June 30, 2004.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation expense includes the cost of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements. Stock option and related expenses includes additional payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options. The statements in this MD&A section of Form 10-Q do not include any impact related to the expensing of stock options according to SFAS No. 123-R. The expensing of stock options would increase operating expenses and would potentially affect the tax rate.

Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	34.4	33.1	33.2	33.3

Gross profit	65.6	66.9	66.8	66.7

Costs and expenses:
Member relations and marketing	26.9	27.6	26.6	27.8
General and administrative	10.7	11.5	11.1	11.4
Depreciation	2.2	2.4	2.0	2.5
Stock option and related expenses	—	0.6	0.3	0.3

Total costs and expenses	39.8	42.1	40.0	42.1

Income from operations	25.7	24.8	26.8	24.7
Other income, net	3.6	3.5	3.7	3.4

Income before provision for income taxes	29.3	28.3	30.4	28.1
Provision for income taxes	9.8	9.3	10.2	9.3

Net income	19.5%	18.9%	20.2%	18.8%

Three and Six Months Ended June 30, 2005 and June 30, 2004
     Revenues. Revenues increased 30.0% to $87.4 million for the three months ended June 30, 2005, from $67.2 million for the three months ended June 30, 2004. Revenues increased 28.8% to $169.0 million for the six months ended June 30, 2005, from $131.2 million for the six months ended June 30, 2004. The largest driver of the increase in revenues during the three and six months ended June 30, 2005 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and six months ended June 30, 2005 included the introduction of new research programs, the addition of new members and price increases.
     Cost of services. Cost of services increased 35.3% to $30.1 million for the three months ended June 30, 2005, from $22.2 million for the three months ended June 30, 2004. Cost of services increased 28.7% to $56.1 million for the six months ended June 30, 2005, from $43.6 million for the six months ended June 30, 2004. The increase in cost of services was principally due to compensation costs for new research and executive education staff and an increase in external consulting expenses to support the growth of our existing programs. Cost of services as a percentage of revenues increased to 34.4% for the three months ended June 30, 2005, from 33.1% for the three months ended June 30, 2004. Cost of services as a percentage of revenues remained relatively consistent for the six months ended June 30, 2005 and 2004. The year-over-year changes in the cost of services as a percentage of revenue for the three months ended June 30, 2005 and 2004 are due to a shift in the timing of our publishing and executive education seminar schedule relative to the period ending June 30, 2004. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the cost of services as a percentage of revenues for the three and six months ended June 30, 2005 may not be indicative of future quarterly or annual results.
     Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin for the three and six months ended June 30, 2005, may not be indicative of future results. A number of factors that impact gross profit margin are discussed in the “Cost of services” description above.
     Member relations and marketing. Member relations and marketing costs increased 26.5% to $23.5 million for the three months ended June 30, 2005 from $18.6 million for the three months ended June 30, 2004. Member relations and marketing costs increased 23.4% to $45.0 million for the six months ended June 30, 2005 from $36.4 million for the six months ended June 30, 2004. The year-over-year increase in member relations and marketing costs is principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support the Company’s expanding membership base, and the increase in commission expense associated with increased revenues. Member relations and marketing costs as a percentage of revenues decreased to 26.9% for the three months ended June 30, 2005, from 27.6% for the three months ended June 30, 2004, reflecting marketing and member services productivity gains and the timing of new hires within the financial quarter. Member relations and marketing costs as a percentage of revenues decreased to 26.6% for the six months ended June 30, 2005, from 27.8% for the six months ended June 30, 2004, due primarily to the changes in member relations and marketing costs noted above.
     General and administrative. General and administrative expenses increased 21.3% to $9.4 million for the three months ended June 30, 2005, from $7.7 million for the three months ended June 30, 2004. General and administrative expenses increased 25.1% to $18.7 million for the six months ended June 30, 2005, from $15.0 million for the six months ended June 30, 2004. The increase in general and administrative expenses is driven by an increase in staff and related costs, the use of external consultants to support our organizational growth and an increase in the use of external personnel search firms. In addition, we incurred costs in 2004 that were not incurred in 2005 that included the use of external financial, legal and information technology consultants to support our organization’s compliance with certain regulatory requirements and one-time, lease termination costs associated with our move to a new office facility within London, England. General and administrative expenses as a percentage of revenues decreased to 10.7% for the three months ended June 30, 2005, from 11.5% for the three months ended June 30, 2004. General and administrative costs as a percentage of revenues decreased to 11.1% for the six months ended June 30, 2005, from 11.4% for the six months ended June 30, 2004. The year-over-year decrease of the three and six months ending June 30, 2005 is due primarily to the changes in general and administrative costs noted above.
     Depreciation. Depreciation expense increased 20.7% to $1.9 million for the three months ended June 30, 2005, from $1.6 million for the three months ended June 30, 2004. Depreciation expense increased 0.9% to $3.4 million for the six months ended June 30, 2005, from $3.3 million for the six months ended June 30, 2004. The increase in depreciation expense was principally due to the additional investment in leasehold improvements for additional office space in Washington, D.C. and for the new office space in London, England in the prior year and new computer equipment and software to support organizational growth.
     Stock option and related expenses. The Company recognized no stock option and related expense for the three months ended June 30, 2005. The Company recognized $408,000 in compensation expense for the three months ended June 30, 2004, reflecting additional FICA taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offering in May 2004. The Company recognized $511,000 and $408,000 in compensation expense for the six months ended June 30, 2005 and 2004, respectively, reflecting additional FICA taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in March 2005 and May 2004, respectively. See further discussion of the sale of our common stock in the “Liquidity and Capital Resources” section below.
     Other income, net. Other income, net increased 34.7% to $3.2 million for the three months ended June 30, 2005, from $2.3 million for the three months ended June 30, 2004. Other income, net increased 36.9% to $6.2 million for the six months ended June 30, 2005, from $4.5 million for the six months ended June 30, 2004. The growth in other income, net, was principally from interest income associated with the increased levels of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from investing activities as further discussed in the “Liquidity and Capital Resources” section below.
     Provision for income taxes. The Company recorded a provision for income taxes of $8.6 million and $6.3 million for the three months ended June 30, 2005 and 2004, respectively. The Company recorded a provision for income taxes of $17.2 million and $12.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase in the provision for income taxes for the three and six months ended June 30, 2005, as compared to 2004, is primarily due to the increase in net income and the related tax effect. The increase in the effective income tax rate to 33.5% for the three and six months ended June 30, 2005 from 33.0% for the three and six months ended June 30, 2004, reflects a slight decrease in the estimated income tax benefit that the Company receives from certain Washington, D.C. and federal income tax incentives.
Liquidity and Capital Resources
     Cash flows from operating activities. The Company has financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. The Company generated net cash flows from operating activities of $87.5 million and $55.8 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, operating cash flows were generated principally by the collection of membership fees receivable, net income, the utilization of tax benefits created by the exercise of common stock options, and an increase in accounts payable and accrued liabilities, offset by the decrease in deferred revenues and accrued incentives. For the six months ended June 30, 2004, operating cash flows were generated within the period principally by net income, the collection of membership fees receivable, the utilization of tax benefits created by the exercise of common stock options, offset by the increase in prepaid expenses and other current assets and a decrease in deferred revenues and accrued incentive compensation. As of June 30, 2005, the Company had cash, cash equivalents and marketable securities of $509.8 million. The Company expects that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. The Company generated net cash flows from investing activities of $75.6 million during the six months ended June 30, 2005 and used net cash flows in investing activities of $46.2 million during the six months ended June 30, 2004. During the six months ended June 30, 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities of $78.6 million, partially offset by the purchase of property and equipment totaling $3.0 million. During the six months ended June 30, 2004 net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of sales and maturities, of $40.2 million, and leasehold improvements for additional office space in Washington, D.C. and London, England and computer equipment and software totaling $6.0 million.
     Cash flows from financing activities. The Company generated net cash flows from financing activities of $10.2 million and $31.2 million during the six months ended June 30, 2005 and 2004, respectively. Net cash generated from financing activities during the six months ending June 30, 2005 was principally attributed to the receipt of proceeds of $44.9 million from the exercise of common stock options, primarily in conjunction with the sale of 1.3 million shares of our common stock in March 2005, partially offset by the repurchase of our common stock during the period, which totaled $27.5 million, and the payment of dividends during the period, which totaled $7.9 million. Net cash generated from financing activities during the six months ending June 30, 2004 was primarily attributed to the receipt of $55.2 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 1.9 million shares of our common stock in a registered public offering in May 2004, partially offset by the repurchase of our common stock during the period, which totaled $18.7 million, and the payment of dividends during the period, which totaled $5.7 million.
     The Board of Directors declared a quarterly dividend of $0.10 per share in July 2005 which will be payable in September 2005. See further discussion of the quarterly dividend in “Note 10 — Subsequent events” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”
     During the six months ended June 30, 2005, the Company had no material changes, outside of the ordinary course of business, in our non-cancelable contractual financial obligations. At June 30, 2005 and December 31, 2004, the Company had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
April 1, 2005 to April 30, 2005	115,000	$64.45	115,000	$106,063,206

May 1, 2005 to May 31, 2005	57,616	$67.76	57,616	$102,159,112

June 1, 2005 to June 30, 2005	—	$—	—	$102,159,112

Total	172,616	$65.55	172,616

     In February 2003, we announced that our Board of Directors authorized a share repurchase of up to $75 million of our common stock. In February 2005, we announced that our Board of Directors authorized a share repurchase of up to an additional $100 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorization, provided us the opportunity to repurchase up to approximately $130 million of our shares as of the date of the additional share repurchase authorization. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. As of June 30, 2005 and December 31, 2004, we have repurchased 1,489,665 shares and 1,061,101 shares, respectively, of our common stock at a total cost of $72.8 million and $45.3 million, respectively.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     (a) Exhibits:

Exhibit No.	Description
10.1	The Corporate Executive Board Deferred Compensation Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2005
The Corporate Executive Board Company

By:	/s/ Timothy R. Yost

Timothy R. Yost
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)