Form 10-Q
period 2005-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2005-11-09
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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
Yes   ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 4, 2005, we had outstanding 39,522,346 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,681	$113,996
Marketable securities	10,027	50,292
Membership fees receivable, net	54,297	97,106
Deferred income taxes, net	17,106	26,121
Deferred incentive compensation	8,389	9,277
Prepaid expenses and other current assets	7,383	8,107

Total current assets	422,883	304,899

Deferred income taxes, net	2,164	3,466
Marketable securities	156,869	252,689
Goodwill and other intangibles	8,592	—
Property and equipment, net	18,225	17,397

Total assets	$608,733	$578,451

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$29,629	$17,450
Accrued incentive compensation	20,803	18,213
Deferred revenues	177,387	205,494

Total current liabilities	227,819	241,157

Other liabilities	9,494	9,833

Total liabilities	237,313	250,990

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized,41,393,617 and 39,991,749 shares issued and 39,522,346 and 38,930,648 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	414	399
Additional paid-in capital	276,464	214,987
Retained earnings	197,570	155,619
Accumulated elements of other comprehensive income (loss)	(331)	1,763
Treasury stock, 1,871,271 and 1,061,101 shares, at cost, at September 30, 2005 and December 31, 2004, respectively	(102,697)	(45,307)

Total stockholders’ equity	371,420	327,461

Total liabilities and stockholders’ equity	$608,733	$578,451

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$93,432	$72,424	$262,391	$203,601
Cost of services	31,075	21,852	87,220	65,484

Gross profit	62,357	50,572	175,171	138,117

Costs and expenses:
Member relations and marketing	23,734	18,657	68,696	55,101
General and administrative	11,015	9,320	29,749	24,297
Depreciation	1,633	1,965	5,003	5,305
Non-cash lease restructuring costs	—	5,210	—	5,210
Stock option and related expenses (1)	—	—	511	408

Total costs and expenses	36,382	35,152	103,959	90,321

Income from operations	25,975	15,420	71,212	47,796
Other income, net	3,494	2,627	9,667	7,136

Income before provision for income taxes	29,469	18,047	80,879	54,932
Provision for income taxes	9,872	6,093	27,094	18,265

Net income	$19,597	$11,954	$53,785	$36,667

Earnings per share:
Basic	$0.49	$0.31	$1.36	$0.96
Diluted	$0.47	$0.30	$1.31	$0.92

Dividends per share	$0.10	$0.075	$0.30	$0.225

Weighted average shares used in the calculation of earnings per share:
Basic	39,808	38,990	39,585	38,131
Diluted	41,336	40,379	41,049	39,674

(1) Composition of Stock option and related expenses:
Cost of services	$—	$—	$337	$184
Member relations and marketing	—	—	129	100
General and administrative	—	—	45	124

Total	$—	$—	$511	$408

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$53,785	$36,667
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	5,171	5,305
Deferred income taxes	26,989	17,472
Non-cash lease restructuring costs	—	5,210
Amortization of marketable securities premiums, net	1,571	2,071
Changes in operating assets and liabilities:
Membership fees receivable, net	42,932	19,097
Deferred incentive compensation	888	1,971
Prepaid expenses and other current assets	4,369	(1,857)
Accounts payable and accrued liabilities	7,904	3,356
Accrued incentive compensation	2,635	(277)
Deferred revenues	(28,686)	(12,937)
Other liabilities	(484)	549

Net cash flows provided by operating activities	117,074	76,627

Cash flows from investing activities:
Purchases of property and equipment, net	(6,378)	(6,609)
Acquisition, net of cash acquired	(8,136)	—
Maturities and sales (purchases) of marketable securities, net	132,357	(160,796)

Net cash flows provided by (used in) investing activities	117,843	(167,405)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	44,977	55,322
Proceeds from the issuance of common stock under the employee stock purchase plan	1,015	662
Purchase of treasury shares	(57,390)	(22,736)
Payment of dividends	(11,834)	(8,647)
Reimbursement of common stock offering costs	35	225
Payment of common stock offering costs	(35)	(121)

Net cash flows (used in) provided by financing activities	(23,232)	24,705

Net increase (decrease) in cash and cash equivalents	211,685	(66,073)
Cash and cash equivalents, beginning of period	113,996	118,568

Cash and cash equivalents, end of period	$325,681	$52,495

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
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of December 31, 2004 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005, or any other period within calendar year 2005.
Note 3. New accounting pronouncements
     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-R”), which is a revision of Statement No. 123, Accounting for Stock based Compensation (“SFAS No. 123”). SFAS No. 123-R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (collectively, “APB No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123-R is similar to the approach described in SFAS No. 123. However, SFAS 123-R requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
SFAS No. 123-R permits public companies to adopt its requirements using one of two methods:
•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123-R for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123-R effective transition date will be extended to annual periods beginning after June 15, 2005. The Company is required to adopt this new standard on January 1, 2006, with early-adoption permitted. The Company currently intends to apply the modified prospective method and implement the provisions of SFAS No. 123-R beginning in the first quarter of 2006.
     SFAS No. 123-R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as permitted under current accounting rules. This requirement may therefore reduce amounts reported from operating and financing activities in periods after adoption.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. As a consequence, the Company has recognized no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. The actual effects of adopting SFAS No. 123-R on the Company’s financial statements will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates.

     The Company is currently evaluating the transition methods of adopting SFAS No. 123-R and the impacts of SAB 107 and SFAS No. 123-R. See “Note 10. Stock-based compensation” for the supplemental disclosure of stock-based compensation as required by SFAS No. 123, as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS No. 148”).
Note 4. Acquisitions
     During the quarter ended September 30, 2005, the Company acquired substantially all of the assets and technology of the Executive Performance Group (“EPG”) to support the launch of the Shared Services Roundtable membership program. Under the terms of the EPG acquisition agreement, the initial purchase price of $8.2 million will be increased if certain future business operating conditions are achieved on or before December 31, 2008. Any additional payments would be recorded as a purchase price adjustment. We have included the results of operations of this transaction prospectively from the respective date of the acquisition. Pro forma financial information for this acquisition has not been presented, as the effects were not material to our historical consolidated financial statements.
Note 5. Sales and public offerings of common stock
     In March 2005, certain of the Company’s shareholders sold 1.3 million shares of the Company’s common stock in transactions that were exempt from registration. In May 2004, certain of the Company’s shareholders sold 1.9 million shares of its common stock in a registered public offering. The common stock sold in March 2005 and May 2004 consisted primarily of common stock obtained by employees and directors from the exercise of common stock options. The Company did not directly receive any proceeds from the sale of its common stock; however, it did receive cash from the exercise of the common stock options. In addition, the Company recognized approximately $511,000 and $408,000 in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of non-qualified common stock options in conjunction with the sale in March 2005 and May 2004, respectively. The additional FICA taxes are included within “Stock option and related expenses” in the condensed consolidated statements of income for the nine months ended September 30, 2005 and 2004.
Note 6. Earnings per share
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

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	39,808	38,990	39,585	38,131
Dilutive common shares outstanding	1,528	1,389	1,464	1,543

Diluted weighted average common shares outstanding	41,336	40,379	41,049	39,674

Note 7. Comprehensive income (loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 2005 and 2004 was $18.5 million and $14.4 million, respectively. Comprehensive income for the nine months ended September 30, 2005 and 2004 was $51.7 million and $35.8 million, respectively. The accumulated elements of other comprehensive income (loss), net of tax, included within stockholders’ equity in the condensed consolidated balance sheets are comprised primarily of unrealized gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $(1.4) million and $(0.7) million during the nine months ended September 30, 2005 and 2004, respectively. The tax expense (benefit) associated with unrealized gains (losses) on available-for-sale marketable securities included within comprehensive income (loss) is $(0.8) million and $(0.3) million for the nine months ended September 30, 2005 and 2004, respectively.

Note 8. Supplemental cash flows disclosures
     For the nine months ended September 30, 2005 and 2004, the Company recognized $15.5 million and $15.2 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. Estimated income tax payments for the nine months ended September 30, 2005 and 2004 were $552,000 and $793,000, respectively.
Note 9. Stockholders’ equity
     In February 2005, the Company announced that its Board of Directors authorized a share repurchase of up to an additional $100 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorization from February 2003 of $75 million, provided the Company the opportunity to repurchase up to approximately $130 million of its shares as of the date of the additional share repurchase authorization. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund its share repurchases with cash on hand and cash generated from operations. As of September 30, 2005 and December 31, 2004, the Company had repurchased 1,871,271 shares and 1,061,101 shares, respectively, of the Company’s common stock at a total cost of $102.7 million and $45.3 million, respectively.
     In the nine months ended September 30, 2005, the Board of Directors declared quarterly dividends of $0.10 per share, which were paid on March 31, 2005, June 30, 2005 and September 30, 2005 to stockholders of record at the close of business on March 10, 2005, June 15, 2005 and September 15, 2005, respectively. For the nine months ended September 30, 2005, the Company paid dividends to stockholders of record totaling $11.8 million. See Note 13 for information on the declaration of the fourth quarter dividend.
Note 10. Stock-based compensation
     At September 30, 2005, the Company had several stock-based employee compensation plans. These plans provide for the granting of stock options, stock appreciation rights and restricted stock to employees and non-employee members of the Company’s Board of Directors. The Company accounts for these plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25. Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$19,597	$11,954	$53,785	$36,667
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,374	4,334	12,371	12,027

Pro forma net income	$15,223	$7,620	$41,414	$24,640

Earnings per share:
Basic — as reported	$0.49	$0.31	$1.36	$0.96
Basic — pro forma	$0.38	$0.20	$1.05	$0.65
Diluted — as reported	$0.47	$0.30	$1.31	$0.92
Diluted — pro forma	$0.37	$0.19	$1.02	$0.63
Assumptions:

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Risk-free interest rate	4.3%	3.6%	4.3%	3.7%
Dividend yield	0.5%	0.5%	0.6%	0.6%
Expected life of option (in years)	4.2	5	4.4	5
Expected volatility	26%	32%	30%	38%
Weighted-average fair value of options granted	$20.48	$19.24	$19.52	$17.58
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
Note 11. Lease restructuring costs
     In August 2004, the Company entered into a new twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the new Virginia office facilities lease, the Company’s previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the new Virginia office facilities. As a result, the Company recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. The Company recorded a non-cash charge of $5.4 million which represents our estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. The Company will amortize the $5.4 million accrued lease incentive on a straight-line basis over the term of the new Virginia office facilities lease. The Company also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs the Company may be required to pay for office space which the Company will no longer occupy. In addition, the Company recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of the lease agreements resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rent obligations that the Company will no longer incur. The total $5.2 million, net non-cash lease restructuring costs described above are included within “Non-cash lease restructuring costs” in the condensed consolidated statements of income for the three and nine months ended September 30, 2004.
     In August 2004, the Company also incurred approximately $909,000 for additional external financial and legal consulting costs to restructure existing lease agreements and for the write-off of certain deferred leasehold improvement costs for office space that the Company will no longer occupy. These cash expenses and costs are included within “General and administrative expenses” in the condensed consolidated statements of income for the three and nine months ended September 30, 2004.
Note 12. Commitments and contingencies
     Under the terms of the new Rosslyn, Virginia lease agreement, the Company has committed to providing the landlord security deposits totaling $50.0 million. The Company has pledged $50.0 million of long-term marketable securities to the landlord as collateral for this obligation.
Note 13. Subsequent events
     In November 2005, the Board of Directors declared a quarterly dividend of $0.10 per share. The Company will fund its dividend payments with cash on hand and cash generated from operations. The dividend is payable on December 30, 2005 to stockholders of record at the close of business on December 15, 2005.
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

Business Overview
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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 29.7% to $350.7 million at September 30, 2005, from $270.5 million at September 30, 2004.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed below.
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Finance and Audit Committee.
     Memberships, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. Billings attributable to memberships in our research programs initially are recorded as deferred revenues and then are generally recognized on a pro rata basis over the membership contract term, which is typically twelve months. At any time, a member may request a refund of its membership fee for a research program. Refunds are provided on a pro rata basis relative to the remaining term of the membership.
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, depreciation, non-cash lease restructuring costs and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation expense includes the cost of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software, and Web site development costs and leasehold improvements. Non-cash lease restructuring costs primarily consists of a non-cash charge related to the assumption of several of the Company’s prior lease agreements by a new lessor. Stock option and related expenses includes additional payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options. The statements in this MD&A section of Form 10-Q do not include any impact related to the expensing of stock options according to SFAS No. 123-R. The expensing of stock options, under SFAS No. 123-R would increase operating expenses, decrease the number of shares calculated on a fully diluted basis and may potentially affect the tax rate.

Critical Accounting Policies
     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, require us to apply methodologies, estimates and judgments that have a significant impact on the results the Company reports in our financial statements. In our Annual Report on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. In addition to the disclosure in our Form 10-K, we have completed and accounted for an asset purchase as discussed in “Note 4. Acquisitions” and have accordingly added the review of goodwill to our critical accounting policies.
     Goodwill – We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, a comparison of the fair value of the reporting unit to its carrying value should be performed. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Determining the fair value of the reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	33.3	30.2	33.2	32.2

Gross profit	66.7	69.8	66.8	67.8

Costs and expenses:
Member relations and marketing	25.4	25.8	26.2	27.1
General and administrative	11.8	12.9	11.3	11.9
Depreciation	1.7	2.7	1.9	2.6
Non-cash lease restructuring costs	—	7.2	—	2.6
Stock option and related expenses	—	—	0.2	0.2

Total costs and expenses	38.9	48.5	39.6	44.4

Income from operations	27.8	21.3	27.1	23.5
Other income, net	3.7	3.6	3.7	3.5

Income before provision for income taxes	31.5	24.9	30.8	27.0
Provision for income taxes	10.6	8.4	10.3	9.0

Net income	21.0%	16.5%	20.5%	18.0%

Three and Nine Months Ended September 30, 2005 and September 30, 2004
      Revenues. Revenues increased 29.0% to $93.4 million for the three months ended September 30, 2005, from $72.4 million for the three months ended September 30, 2004. Revenues increased 28.9% to $262.4 million for the nine months ended September 30, 2005, from $203.6 million for the nine months ended September 30, 2004. The largest driver of the increase in revenues during the three and nine months ended September 30, 2005 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and nine months ended September 30, 2005 included the introduction of new research programs, the addition of new members and, to a lesser extent, price increases.
      Cost of services. Cost of services increased 42.2% to $31.1 million for the three months ended September 30, 2005, from $21.9 million for the three months ended September 30, 2004. Cost of services increased 33.2% to $87.2 million for the nine months ended September 30, 2005, from $65.5 million for the nine months ended September 30, 2004. The increase in cost of services was principally due to compensation costs for new research and executive education staff, an increase in external consulting expenses to support existing programs, and an increase in costs for additional executive education seminars and travel related expenses. Cost of services as a percentage of revenues increased to 33.3% for the three months ended September 30, 2005, from 30.2% for the three months ended September 30, 2004. Cost of services as a percentage of revenues increased to 33.2% for the nine months ended September 30, 2005, from 32.2% for the nine months ended September 30, 2004. The year-over-year increase in the cost of services as a percentage of revenue are due to the relative increase in compensation costs for new and existing research and executive education staff, the timing of our executive education seminar schedule, relative to the period ended September 30, 2004, an increase in published studies, and the launch of new programs later during 2005, as compared to 2004. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the cost of services as a percentage of revenues for the three and nine months ended September 30, 2005 may vary over future quarterly or annual periods.
      Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin for the three and nine months ended September 30, 2005, may vary over future quarterly or annual periods. A number of factors that impact gross profit margin are discussed in the “Cost of services” description above.
      Member relations and marketing. Member relations and marketing costs increased 27.2% to $23.7 million for the three months ended September 30, 2005 from $18.7 million for the three months ended September 30, 2004. Member relations and marketing costs increased 24.7% to $68.7 million for the nine months ended September 30, 2005 from $55.1 million for the nine months ended September 30, 2004. The year-over-year increase in member relations and marketing costs is principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support the Company’s expanding membership base, and the increase in commission expense associated with increased revenues. Member relations and marketing costs as a percentage of revenues decreased to 25.4% for the three months ended September 30, 2005, from 25.8% for the three months ended September 30, 2004, reflecting marketing and member services productivity gains and due to the timing of new hires within the quarter. Member relations and marketing costs as a percentage of revenues decreased to 26.2% for the nine months ended September 30, 2005, from 27.1% for the nine months ended September 30, 2004, due primarily to the marketing and member services productivity gains and timing of new hires noted above and due to a larger increase in revenue growth for the nine months ended September 30, 2005, as compared to 2004.
      General and administrative. General and administrative expenses increased 18.2% to $11.0 million for the three months ended September 30, 2005, from $9.3 million for the three months ended September 30, 2004. General and administrative expenses increased 22.4% to $29.7 million for the nine months ended September 30, 2005, from $24.3 million for the nine months ended September 30, 2004. The year-over-year increase in general and administrative expenses is driven by an increase in staff and related costs, an increase in the use of external personnel search firms, and the recognition of certain lease termination costs, further discussed below, offset by the reduction of external financial, legal and information technology consultants to support our compliance with certain regulatory requirements. In September 2005, the Company entered into an agreement whereby the existing lease for the Company’s corporate headquarters in Washington, D.C. was modified to terminate in early 2008, with certain space terminating on July 31, 2006. As a result, the Company incurred a $775,000 one time charge relating to a lease termination penalty as well as other immaterial amounts relating to an accrual of certain operating costs for the space that we will no longer occupy. In August 2004, the Company entered into a new lease agreement for office facilities in Rosslyn, Virginia beginning 2008. In association with the new lease agreement, we incurred additional external financial and legal consulting costs to restructure existing lease agreements and we recorded $909,000 to expense certain deferred leasehold improvement costs for office space that we will no longer occupy. See further discussion of the new lease agreement in the “Non-cash lease restructuring costs” section below. General and administrative expenses as a percentage of revenues decreased to 11.8% for the three months ended September 30, 2005, from 12.9% for the three months ended September 30, 2004. General and administrative costs as a percentage of revenues decreased to 11.3% for the nine months ended September 30, 2005, from 11.9% for the nine months ended September 30, 2004. The year-over-year decrease of the three and nine months ended September 30, 2005 is due to the changes in the general and administrative costs noted above and due to a larger increase in revenue growth for the nine months ended September 30, 2005, as compared to 2004.
     Depreciation. Depreciation expense decreased 16.9% to $1.6 million for the three months ended September 30, 2005, from $2.0 million for the three months ended September 30, 2004. Depreciation expense decreased 5.7% to $5.0 million for the nine months ended September 30, 2005, from $5.3 million for the nine months ended September 30, 2004. The decrease in depreciation expense was principally due to the write off of certain assets in prior years that would have had depreciation expense in 2005.
     Non-cash lease restructuring costs. We recognized zero non-cash lease restructuring costs for the three and nine months ended September 30, 2005. Refer to the General and administrative section above for discussion of the lease termination penalty recorded in the quarter ended September 30, 2005. In August 2004, we entered into a new twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the new Virginia office facilities lease, our previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the new Virginia office facilities. As a result, we recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. We recorded a non-cash charge of $5.4 million which represents our estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. We will recognize the $5.4 million lease incentive on a straight-line basis over the term of the new Virginia office facilities lease. We also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs we may be required to pay for office space which we will no longer occupy. In addition, we recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption the lease agreements resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rent obligations that the Company will no longer incur.
     Stock option and related expenses. We recognized zero stock option and related expenses for the three months ended September 30, 2005 and 2004, respectively. We recognized $511,000 and $408,000 in compensation expense for the nine months ended September 30, 2005 and 2004, respectively, reflecting additional FICA taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in March 2005 and May 2004, respectively. See further discussion of the sale of our common stock in the “Liquidity and Capital Resources” section below.
     Other income, net. Other income, net increased 33.0% to $3.5 million for the three months ended September 30, 2005, from $2.6 million for the three months ended September 30, 2004. Other income, net increased 35.5% to $9.7 million for the nine months ended September 30, 2005, from $7.1 million for the nine months ended September 30, 2004. The year-over-year growth in other income, net, was principally from interest income associated with the increased levels of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from investing activities as further discussed in the “Liquidity and Capital Resources” section below.
     Provision for income taxes. We recorded a provision for income taxes of $9.9 million and $6.1 million for the three months ended September 30, 2005 and 2004, respectively. We recorded a provision for income taxes of $27.1 million and $18.3 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in the provision for income taxes for the three and nine months ended September 30, 2005, as compared to 2004, is principally due to the increase in net income and the related tax effect. The decrease in the effective income tax rate to 33.5% for the three months ended September 30, 2005 from 33.75% for the three months ended September 30, 2004 is principally due to the prior year increase, during the third quarter, of the full year estimated income tax rate. The increase in the effective income tax rate to 33.5% for the nine months ended September 30, 2005 from 33.25% for the nine months ended September 30, 2004 reflects a slight decrease in the estimated income tax benefit that the Company receives from certain Washington D.C. and federal income tax incentives and the impact on the Company’s 2005 effective income tax.
     Impact of Acquisition. Pro forma financial information for the acquisition of EPG has not been presented, as the effects were not material to our historical consolidated financial statements.
Liquidity and Capital Resources
     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $117.1 million and $76.6 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, operating cash flows were generated within the period principally by net income, the collection of membership fees receivable, the utilization of tax benefits created by the exercise of common stock options, and the increase in accounts payable and accrued liabilities, offset by the decrease in deferred revenues. For the nine months ended September 30, 2004, operating cash flows were generated within the period principally by net income, the collection of membership fees receivable, and the utilization of tax benefits created by the exercise of common stock options, offset by a decrease in deferred revenues. As of September 30, 2005, we had cash, cash equivalents and marketable securities of $492.6 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.

     Cash flows from investing activities. We generated net cash flows from investing activities of $117.8 million during the nine months ended September 30, 2005, and used net cash flows in investing activities of $167.4 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities of $132.4 million, partially offset by asset acquisition costs, net of cash acquired, of $8.1 million and the purchase of property and equipment totaling $6.4 million. During the nine months ended September 30, 2004 we purchased available-for-sale marketable securities, net of sales and maturities, of $160.8 million and purchased leasehold improvements for additional office space in London, England and computer equipment and software totaling $6.6 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $23.2 million and generated net cash flows from financing activities of $24.7 million during the nine months ended September 30, 2005 and 2004, respectively. Net cash used in financing activities during the nine months ended September 30, 2005 was principally attributed to the repurchase of our common stock during the period, which totaled $57.4 million, and the payment of dividends during the period, which totaled $11.8 million, partially offset by the receipt of proceeds of $45.0 million from the exercise of common stock options, primarily in conjunction with the sale of 1.3 million shares of our common stock in March 2005, and proceeds form the issuance of common stock under the employee stock purchase plan, which totaled $1.0 million. Net cash generated from financing activities during the nine months ended September 30, 2004 was primarily attributed to the receipt of $55.3 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 1.9 million shares of our common stock in a registered public offering in May 2004, which was offset by the repurchase of our common stock during the period, which totaled $22.7 million, and the payment of dividends during the period, which totaled $8.6 million.
     In November 2005, the Board of Directors declared a quarterly dividend of $0.10 per share which will be payable in December 2005. See further discussion of the quarterly dividend in “Note 13 — Subsequent events” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”
     Under the terms of the new Rosslyn, Virginia lease agreement, we have committed to providing the landlord security deposits totaling $50 million. We have pledged $50.0 million of long-term marketable securities as collateral for this obligation.
     At September 30, 2005 and December 31, 2004, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are subject to certain legal proceedings and claims in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
July 1, 2005 to July 31, 2005	—	$—	—	$102,159,112
August 1, 2005 to August 31, 2005	152,710	$79.22	152,710	$90,060,868
September 1, 2005 to September 30, 2005	228,896	$77.58	228,896	$72,302,882

Total	381,606	$78.24	381,606

     In February 2003, we announced that our Board of Directors authorized a share repurchase of up to $75 million of our common stock. In February 2005, we announced that our Board of Directors authorized a share repurchase of up to an additional $100 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorization, provided us the opportunity to repurchase up to approximately $130 million of our shares as of the date of the additional share repurchase authorization. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. As of September 30, 2005 and December 31, 2004, we had repurchased 1,871,271 shares and 1,061,101 shares, respectively, of our common stock at a total cost of $102.7 million and $45.3 million, respectively.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of The Corporate Executive Board Company was held on August 18, 2005. The following is a tabulation of the voting on the proposals presented at the Annual Meeting of Stockholders:
Proposal Number 1 – Election of directors. The following nominees were elected as directors, each to serve until the next Annual Meeting of Stockholders or until a successor is named and qualified:

	SHARES	SHARES
	VOTED FOR	WITHHELD
James J. McGonigle	36,343,688	913,154
Thomas L. Monahan III	36,875,736	381,106
Russell P. Fradin	35,779,043	1,477,799
Robert C. Hall	36,556,347	700,495
Nancy J. Karch	36,484,036	772,806
David W. Kenny	35,772,882	1,483,960
Daniel O. Leemon	35,772,975	1,483,867

Proposal Number 2 – Adoption of Amendments to the 2004 Stock Incentive Plan.
The adoption of Amendments to the 2004 Stock Incentive Plan was ratified.

SHARES VOTED FOR	25,097,377
SHARES VOTED AGAINST	9,823,532
SHARES VOTED TO ABSTAIN	16,516
Proposal Number 3 – Ratification of the appointment of Ernst & Young LLP as independent registered accountant for the year ending December 31, 2005.
The appointment of Ernst & Young LLP was ratified.

SHARES VOTED FOR	36,004,601
SHARES VOTED AGAINST	1,243,953
SHARES VOTED TO ABSTAIN	8,288
Item 5. Other Information.
          None.
Item 6. Exhibits.
          (a) Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2005
The Corporate Executive Board Company

By: /s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)