Form 10-K
period 2005-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2006-03-10
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005.
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
Common Stock, par value $0.01 per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing price of the registrant’s common stock as of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $3,124,686,861*.
     As of January 20, 2006, The Corporate Executive Board Company had outstanding 39,482,727 shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     (1) Portions of the registrant’s Proxy Statement relating to its 2006 Annual Stockholders’ Meeting to be filed subsequently.

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
     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, those discussed in this Annual Report on Form
10-K under “Risk Factors,” “Critical Accounting Policies” and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date this Annual Report on Form 10-K is filed. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
     Our membership-based model, in which all customers (or “members”) participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experiences and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices of the world’s leading corporations at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their management practices. In addition, we do not know of any other entity that enables corporations to study a broad range of the best business practices of hundreds of other business enterprises for fixed annual fees.
     We provide research and analysis to a membership of more than 2,800 of the world’s largest and most prestigious corporations. For a fixed annual fee, members of each research program have access to an integrated set of services, typically including:
•	best practices research studies,

•	executive education seminars,

•	customized research briefs,

•	Web-based access to the program’s digital content database, and

•	decision support tools.
     For 2005, our client renewal rate (defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members) equaled 92%, which increased from 91% for 2004 and 90% for 2003. More than 80% of the Fortune 500 companies are members of The Corporate Executive Board.
     We offer 38 research programs, each focusing on separate business constituencies within the following practice areas:
•	human resources,

•	strategy and research and development,

•	information technology,

•	sales and marketing,

•	corporate finance,

•	legal and compliance,

•	operations and procurement,

•	financial services,

•	communications, and

•	general management.

     We have added eleven new research programs during the past two calendar years and anticipate adding five to six new research programs per year for the next two to three years. Each research program charges a separate fixed annual fee and is served by a dedicated staff of analysts and researchers. Memberships generally are renewable on a 12-month basis. The average price per membership subscription at December 31, 2005 was approximately $35,229.
     Our revenues and costs have grown at compound annual rates of 30.7% and 29.6%, respectively, from December 31, 2002 through December 31, 2005. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. For financial information about our revenues from foreign and domestic members, please see Note 3 to our audited consolidated financial statements included in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Substantially all of our long-lived assets are located in the United States.
Available Information
     The Corporate Executive Board’s Internet address is http://www.executiveboard.com. We have made available free of charge through our Internet Web site (follow Investors tab to link to Shareholder Information then “SEC Filings”) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
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
     Participants in the professional information services industry have approached the market for business-focused information by offering a variety of products and services, including market research, strategic planning, implementation services and educational programs. Services differ by the level of engagement, with some offering project-driven or long-term consulting contracts, and others providing continuous research publishing. Other entities, such as trade associations, nonprofit think tanks and research and database companies, also offer research, consulting and educational services.
     We offer a distinctive approach that combines many of the benefits of general management consulting and training and development firms. Our research and analysis covers the same major business issues generally addressed by management consulting firms, such as managing growth, reducing costs, streamlining operations and developing strategy. What makes our approach distinctive is that we provide the same, standardized product to each member of a research program at a fraction of the cost of consulting services. Similar to training and development firms, we offer educational services both on-site at member institutions and in large multi-company settings. Unlike training and development firms, which typically invest only periodically in new curriculum development, our curriculum is updated constantly by our best practices research organization and the research agenda is set by the membership. Another distinguishing characteristic is the seniority and breadth of our audience. We brief executive and senior management staff drawn from a broad range of industry sectors, business units and departments. Because of our high-quality research product, unique approach to the market and global network of leading companies, we believe that we offer our customers a superior value proposition.
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
•	Maintain Membership-Based Model. We believe that our membership-based model is key to our success. We continually strive to increase our ties to our members. We encourage members to view us as their proprietary off-site research facility. Our fixed-fee economic model promotes frequent use of our products and services. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join The Corporate Executive Board research programs.

•	Focus on Best Practices Research. The focus of our work is on researching best demonstrated business and management practices. Many large corporations believe that there are research economies and other benefits that can be realized by learning from the experiences of similar entities facing shared business challenges. We believe that there will be a continuing desire on the part of large corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has uniquely positioned us as a leading source for identifying, studying, evaluating and communicating these evolving solutions and that our library of best practices and network of member companies serve as a formidable barrier to entry for potential competitors.

•	Continue Research and Analysis Excellence. We believe that the quality of our research and analysis has driven our success. We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis. Program directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all research programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

•	Build Membership Network. As our research programs grow in size and influence, we are constantly expanding our network of executive contacts at member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information and by providing them with access to a broader range of companies. We believe that these positive “network effects” further strengthen our membership-based business model.

•	Leverage Economic Model. We derive most of our revenues from fixed annual fees for our research programs. A substantial portion of our costs of delivering our products and services in each research program are fixed and do not vary directly with the number of members. The leverage in our economic model is further evidenced by the increasing utilization via the Internet of each research program’s digital research library and decision support tools. Each research program’s proprietary database, including digital content and on-line tools, assists our member executives in solving their own challenges on a real-time basis. We expect to increase revenues and improve program operating margins as we add new members to our research programs.
Growth Strategy
     We believe that demand for our services will continue to grow as corporations recognize the need to improve their performance and seek access to other companies’ solutions to shared business challenges. Our growth strategy centers on leveraging the formula that we have developed across the past decade by cross-selling additional subscriptions to existing members, adding new members and developing new research programs and decision support tools.
•	Cross-Sell Additional Subscriptions to Existing Members. On average, individual members currently participate in 3.82 research programs. We actively cross-sell additional membership subscriptions and believe that most members are potential participants in up to 18 of the research programs we currently offer, which are directed at corporate staff positions maintained by most major companies. We believe that membership subscription cross-selling opportunities will continue to increase as we develop new research programs.

•	Add New Members. We have targeted approximately 11,400 additional institutions globally, excluding Asia, as potential new members, including companies with revenues greater than $100 million and financial institutions with assets in excess of $1 billion. Our Middle Market program initiatives will be focused on companies with annual revenue between $100 million and $750 million.

•	Develop New Research Programs. We currently offer research programs covering 38 executive constituencies. We have added eleven new research programs during the past two years. We also have identified more than 50 additional program offerings. This list includes opportunities to serve executive functions beyond the 38 we serve today. We believe that each of these opportunities has the potential to support a tailored research agenda and a suite of educational and other services.
The Membership Network
     Our membership-based model, in which all members participate in our research and analysis, is central to our business strategy. This model gives us access to the best business practices of our members and enables us to provide comprehensive analysis on current business issues, assessing the collective experience and knowledge of our members on leading-edge topics. By participating in The Corporate Executive Board, members can learn about the best practices and access tools and frameworks of the world’s leading corporations at a fraction of the cost of a customized analysis performed by any of the major consulting firms. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their business practices. We believe that there is no other entity that enables corporations to study a broad range of business practices from thousands of other business enterprises for fixed annual fees.

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
     The following table sets forth information with respect to members, subscriptions and renewals as of the dates shown:

	December 31,
	2001	2002	2003	2004	2005
Membership programs(1)	18	22	26	31	37
Member institutions	1,802	1,930	2,143	2,368	2,831
Total membership subscriptions	4,364	5,257	6,414	8,202	10,825
Average subscriptions per member institution	2.42	2.72	2.99	3.46	3.82
Client renewal rate(2)	90%	90%	90%	91%	92%
Contract value (in thousands)(3)	$138,474	$176,533	$227,913	$294,949	$381,366

(1)	In February 2006, we launched the Project Management Office Executive Council, bringing the current number of membership programs to 38.

(2)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(3)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.
Products and Services
General
     Our research products and services focus on identifying, analyzing and describing best demonstrated management practices. In general, our research focuses primarily on identifying best demonstrated management practices, and secondarily, on critiquing widely followed but less effective practices. We believe that we add value by enabling member companies to enhance revenues and reduce costs by objectively identifying best corporate practices that solve urgent corporate problems and by developing tools to help members implement these practices. In addition, we provide members with support implementing best practices profiled in our research studies within their own organizations. These implementation support memberships include both management tools and associated on-site sessions and are generally delivered over a 12-month period.
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
     Our best practice research programs are guided by a rolling 12 to 18-month agenda. These research programs have a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all program services. Using Web and fax polls, steering sessions, teleconferences and one-on-one interviews, each research program’s director works closely with the membership of that program to identify agenda topics of shared interest and to set the program’s priorities. Each program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and write the best practices studies, complete the customized research briefs and present the findings to the program’s membership through a variety of formats.
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
Pricing
     Memberships in The Corporate Executive Board research programs are principally one-year, renewable agreements. Research memberships are generally payable by members at the beginning of the contract term. At December 31, 2005, the average price for a program membership was approximately $35,229. The actual price varies by size of member and by research program, and may be lower for charter memberships of new research programs. By spreading our costs over a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms. We have historically had positive working capital as a result of the combination of revenue growth and advance receipt of membership subscription payments.

     We generally offer an unconditional service guarantee to our members. At any time, a member may terminate a membership and request a refund of its membership fee for a research program. Refunds are provided on a pro rata basis relative to the remaining term of the membership. In 2005, members requested refunds for 38 memberships out of more than 10,800 sold.
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
     We separate responsibility for new membership sales and membership renewals to reflect the varying difficulty and cost of the respective functions. New business development representatives are compensated with a base salary and variable, goal-based incentive bonuses and travel on average 60% of the time, conducting face-to-face meetings with senior executives at prospective member institutions. Member services representatives assume more of an in-house coordinating role, bringing the resources of programs to bear on pressing member needs.
Competition
     We currently have few direct competitors, and those that do exist generally compete against us only in a single practice area. We compete indirectly against other professional information services providers, including management consulting firms, training and development companies, trade associations, nonprofit think tanks and research and database companies. We are not aware of any other entity that enables corporations to study as broad a range of the best corporate management practices for fixed annual fees.
     We believe that the principal competitive factors in our market include quality and timeliness of research and analysis, breadth of proprietary research databases, reliable delivery, depth and quality of the membership network, ability to meet changing customer needs, superior service and affordably priced products. We believe we compete favorably with respect to each of these factors.
     The Advisory Board Company provides products and services to the health-care industry that are similar to the types of products and services that we generally provide. We have entered into a non-competition agreement with The Advisory Board Company and David Bradley, its former sole stockholder. The non-competition agreement generally prohibits us from competing with The Advisory Board Company with respect to health-care provider companies and prohibits The Advisory Board Company and Mr. Bradley from competing with us with respect to non-health-care industries and issues, other than products and services relating to advertising, magazines and newspapers, and government relations and lobbying activities. The agreement was amended in 2001 to extend through January 1, 2007.
Employees
     At December 31, 2005, we employed 1,865 persons. Of these employees, 1,649 were located in Washington, D.C., 178 were located at our facilities in London, England and 38 were located in Asia. None of our employees is represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.
     We believe strongly in a culture of meritocracy, rewarding key contributors with opportunities for rapid professional growth and advancement as well as competitive compensation. Training is a critical job component for all of our employees, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.
Item 1A. Risk Factors.
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
We are restricted from selling our products and services to health-care provider companies.
     At the time of our initial public offering, we entered into an agreement with The Advisory Board Company that restricts us from selling our membership-based products and services to companies principally engaged in the health-care provider business, although we may sell such products and services to non-health-care provider divisions or subsidiaries of health-care provider companies. The agreement continues through January 1, 2007.
Continued consolidation in the financial institution industry may adversely impact our business.
     A number of our research programs are oriented toward companies in the financial services industry. The financial services industry is continuing to experience substantial consolidation. This consolidation has resulted, and is expected to continue to result in a reduction in the number of our financial institution members. We cannot assure you that this consolidation will not materially and adversely affect our results of operations. At December 31, 2005, less than 30% of our contract value was attributable to financial institution members, which include commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies.
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
     We rely on copyright laws, as well as nondisclosure and confidentiality arrangements, to protect our proprietary rights in our products and services. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our intellectual property or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If substantial and material unauthorized uses of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our products and services would be adversely affected.
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
     We generally offer an unconditional service guarantee to our members. At any time, a member may request a refund of its membership fee for a research program. Refunds are provided on a pro rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenues and have a material adverse effect on our financial condition and results of operations. See “Business—Pricing.”
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our headquarters are located in approximately 102,000 square feet of office space in Washington, D.C., which we lease under agreements that expire in 2006 through 2008. We also lease approximately 265,000 square feet in nearby buildings in Washington, D.C., under agreements with terms expiring in 2006 through 2008. In August 2004, the Company entered into a twenty-year lease agreement for approximately 625,000 square feet of office space in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the Virginia office facilities lease, the Company’s previous lease obligations in Washington, D.C. were assigned to, and assumed by, the lessor of the Virginia office facilities. We further lease space in London, England, which expires in 2018, and Gurgaon, India, which expires in 2008, and can be renewed up through 2014.
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
     The Company intends to hold its Annual Stockholders’ Meeting on June 8, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock has been quoted on the NASDAQ National Market under the symbol “EXBD” since our initial public offering on February 23, 1999. As of January 19, 2006, there were 56 stockholders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ National Market and cash dividends declared per common share.

	High	Low	Dividends
2004:
First quarter	$53.23	$44.31	$0.075
Second quarter	58.27	46.72	0.075
Third quarter	62.33	51.65	0.075
Fourth quarter	69.48	57.26	0.075
2005:
First quarter	$68.83	$61.55	$0.10
Second quarter	79.45	62.72	0.10
Third quarter	82.42	75.00	0.10
Fourth quarter	91.84	75.14	0.10
Issuer Purchases of Equity Securities

			Total
			Number of
			Shares
			Purchased as	Approximate $
	Total	Average	Part of a	Value of Shares
	Number of	Price	Publicly	That May Yet Be
	Shares	Paid per	Announced	Purchased
	Purchased	Share	Plan	Under the Plans
October 1, 2005 to October 31, 2005	—	$—	—	$72,302,882
November 1, 2005 to November 30, 2005	—	$—	—	$72,302,882
December 1, 2005 to December 31, 2005	45,535	$90.03	45,535	$68,203,250

Total	45,535	$90.03	45,535

     In February 2003, we announced that our Board of Directors authorized a share repurchase of up to $75 million of our common stock. In February 2005, we announced that our Board of Directors authorized a share repurchase of up to an additional $100 million of our common stock. In February 2006, we announced that our Board of Directors authorized a share repurchase of up to an additional $150 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations, provided us the opportunity to repurchase up to approximately $218.2 million of our shares as of the date of the additional share repurchase authorization. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. As of December 31, 2004 and 2005, we had repurchased 1,061,101 shares and 1,916,806 shares, respectively, of our common stock at a total cost of approximately $45.3 million and $106.8 million, respectively.
     In February 2006, we announced that our Board of Directors declared a quarterly dividend of $0.30 per share. The dividend is payable on March 31, 2006 to stockholders of record at the close of business on March 10, 2006. We will fund our dividend payment with cash on hand and cash generated from operations.
Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating data. The selected financial data presented below as of December 31, 2001, and for the year then ended, have been derived from our consolidated financial statements that were audited by Arthur Andersen LLP. The selected financial data presented below as of December 31, 2002, 2003, 2004 and 2005, and for each of the four years in the period ended December 31, 2005, have been derived from our consolidated financial statements that were audited by Ernst & Young LLP. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per-share amounts)
Consolidated Statements of Income Data:
Revenues	$128,112	$162,357	$210,211	$280,724	$362,226
Costs and expenses:
Cost of services	45,738	56,147	70,974	91,285	120,607
Member relations and marketing	30,219	40,768	55,301	75,460	93,528
General and administrative	15,877	17,493	21,632	31,130	40,250
Depreciation and amortization	4,412	5,456	5,764	6,782	7,308
Non-cash lease restructuring costs	—	—	—	5,210	—
Stock option and related expenses (1) (2)	1,260	668	114	408	511

Total costs and expenses	97,506	120,532	153,785	210,275	262,204

Income from operations	30,606	41,825	56,426	70,449	100,022
Other income, net	4,283	6,346	7,569	9,936	13,588

Income before provision for income taxes	34,889	48,171	63,995	80,385	113,610
Provision for income taxes	13,257	18,570	28,307	26,729	38,550

Net income	$21,632	$29,601	$35,688	$53,656	$75,060

Earnings per share—basic	$0.64	$0.81	$0.96	$1.40	$1.90
Weighted average shares outstanding—basic	34,003	36,722	37,296	38,344	39,572
Earnings per share—diluted	$0.59	$0.79	$0.93	$1.34	$1.83
Weighted average shares outstanding—diluted	36,465	37,671	38,577	39,925	41,092
Cash dividends declared per common share	$—	$—	$—	$0.30	$0.40

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$132,469	$225,941	$293,919	$416,977	$544,636
Deferred income taxes	58,520	59,726	37,673	29,587	14,838
Total assets	257,518	359,581	423,482	578,451	726,995
Deferred revenues	94,683	121,415	154,844	205,494	261,300
Total stockholders’ equity	143,984	213,357	241,993	327,461	385,414

	December 31,
	2001	2002	2003	2004	2005
Other Operating Data (Unaudited):
Membership programs (3)	18	22	26	31	37
Member institutions	1,802	1,930	2,143	2,368	2,831
Total membership subscriptions	4,364	5,257	6,414	8,202	10,825
Average subscriptions per member institution	2.42	2.72	2.99	3.46	3.82
Client renewal rate (4)	90%	90%	90%	91%	92%
Contract value (in thousands of dollars) (5)	$138,474	$176,533	$227,913	$294,949	$381,366

(1)	In connection with our spin-off from The Advisory Board Company in October 1997, we substituted our stock options for The Advisory Board Company stock options. The terms of the stock option substitution resulted in compensation expense being charged for the intrinsic value of certain stock options. We reflect these charges as stock option expenses over the vesting period of the options. After calendar year 2001, we recognized no additional compensation expense related to these substitution agreements.

(2)	For the years ended December 31, 2001, 2002, 2003, 2004 and 2005, we recognized $1.1 million, $668,000, $114,000, $408,000 and $511,000, respectively, in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that the employees recognized upon the exercise of nonqualified common stock options, primarily in conjunction with the registered public offerings in March and April 2001, March 2002 and 2003, and May 2004, and the sale in March 2005 that was exempt from registration. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Years Ended December 31, 2003, 2004 and 2005—Stock option and related expenses.”

(3)	In February 2006, we launched the Project Management Office Executive Council, bringing the current number of membership programs to 38.

(4)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(5)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business Overview
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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. Over the past three years, our revenues have grown at a compound annual growth rate of 30.7% from $162.4 million in 2002 to $362.2 million in 2005, while costs have grown at a compound annual growth rate of 29.6% from $120.5 million in 2002 to $262.2 million in 2005. In addition, our Contract Value has grown at a compound annual growth rate of 29.3% over the past three years and was $381.4 million at December 31, 2005. We calculate Contract Value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. See the table titled “Other Operating Data (Unaudited)” in Item 6–Selected Financial Data, for additional information with respect to members, subscriptions and renewals.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the “Critical Accounting Policies” section of Item 7 below.
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Board Audit Committee.
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
     Our operating costs and expenses generally consist of cost of services, member relations and marketing, general and administrative expenses, depreciation and amortization, non-cash lease restructuring costs and stock option and related expenses. Cost of services represents the costs associated with the production and delivery of our products and services, including compensation of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions), travel and all associated support services. General and administrative expenses include the costs of human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements and the amortization of our intangible assets. Non-cash lease restructuring costs primarily consists of a non-cash charge related to the assumption of several of the Company’s existing lease agreements by a new lessor. Stock option and related expenses includes additional payroll taxes for compensation expense relating to the taxable income recognized by employees upon the exercise of non-qualified common stock options. The statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of Form 10-K do not include any impact related to the expensing of stock options according to Statement of Financial Accounting Standards (SFAS) No. 123-R, Share-Based Payment. The expensing of stock options under SFAS No. 123-R will commence with our first quarter in fiscal 2006 and will increase operating expenses, decrease the number of shares calculated on a fully diluted basis and may potentially affect the tax rate. See “Note 3 — Summary of significant accounting policies” and “Note 4 — New accounting pronouncements” in Part II, Item 8 of this Form 10-K.
Results of Operations
     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Cost of services	33.8	32.5	33.3

Gross profit	66.2	67.5	66.7

Costs and expenses:
Member relations and marketing	26.3	26.9	25.8
General and administrative	10.3	11.1	11.1
Depreciation and amortization	2.7	2.4	2.0
Non-cash lease restructuring costs	—	1.9	—
Stock option and related expenses	0.1	0.1	0.1

Total costs and expenses	39.4	42.4	39.1

Income from operations	26.8	25.1	27.6
Other income, net	3.6	3.5	3.8

Income before provision for income taxes	30.4	28.6	31.4
Provision for income taxes	13.5	9.5	10.6

Net income	17.0%	19.1%	20.7%

Years Ended December 31, 2003, 2004 and 2005
     Revenues. Revenues increased 33.5% from $210.2 million for 2003 to $280.7 million for 2004, and 29.0% to $362.2 million for 2005. The largest driver of the increase in revenues during 2003, 2004 and 2005 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues during 2003, 2004 and 2005 included the introduction of new research programs, the addition of new members and price increases. The average membership subscription price increased 5.8% in 2003 and 1.2% in 2004 and decreased 2.0% in 2005. We introduced four new research programs during 2003, five new research programs during 2004 and six new research programs in 2005.
     Cost of services. Cost of services increased 28.6% from $71.0 million for 2003 to $91.3 million for 2004 and 32.1% to $120.6 million for 2005. The increase in cost of services was principally due to increased compensation costs for new research and executive education staff, an increase in external consulting expenses to support existing programs, an increase in executive education seminars, new program launches and an increase in travel related expenses. Cost of services as a percentage of revenues decreased from 33.8% for 2003 to 32.5% for 2004, and increased to 33.3% for 2005. The decrease in cost of services as a percentage of revenues from 2003 to 2004 is due to the leverage inherent in our membership-based model. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. The increase in cost of services as a percentage of revenues from 2004 to 2005 is due to the relative increase in compensation costs for new and existing research and executive education staff, the timing of our executive education seminar schedule relative to the year ended December 31, 2004, an increase in published studies, and the launch of new programs later during 2005, as compared to 2004. Cost of services as a percentage of revenues may fluctuate from year to year due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions.
     Gross profit. Historically, the gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin may vary from one annual period to another. A number of the factors that impact gross profit margin are discussed in the “Cost of services” description above.
     Member relations and marketing. Member relations and marketing costs increased 36.5% from $55.3 million for 2003 to $75.5 million for 2004, and 23.9% to $93.5 million for 2005. The increase in member relations and marketing costs are principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support the Company’s expanding membership base, the increase in travel expenses associated with new sales staff and the increase in commission expense associated with increased revenues. Member relations and marketing costs as a percentage of revenues increased from 26.3% in 2003 to 26.9% in 2004, and decreased to 25.8% in 2005. The increase in member relations and marketing costs as a percentage of revenues from 2003 to 2004 is due primarily to the changes in member relations and marketing costs noted above. The decrease in member relations and marketing costs as a percentage of revenues from 2004 to 2005 is primarily a result of the marketing and member services productivity gains and timing of new hires noted above for the year ended December 31, 2005, as compared to 2004.
     General and administrative. General and administrative expenses increased 43.9% from $21.6 million for 2003 to $31.1 million for 2004, and 29.3% to $40.3 million for 2005. The year-over-year increases in general and administrative expenses are principally due to the increase in staff and related costs across all functional areas to support our growth. During 2003, we also experienced an increase in management information system consulting services and other external consultants to support organizational growth. During 2004, we also experienced an increase in the use of external financial, legal and information technology consultants to support our organizational growth and assist us in the compliance with certain regulatory requirements. In addition, in August 2004, we entered into a new lease agreement for office facilities in Rosslyn, Virginia beginning in 2008. In association with the new lease agreement, we incurred additional external financial and legal consulting costs to restructure existing lease agreements and we recorded $909,000 to expense certain deferred leasehold improvement costs for office space that we will no longer occupy. See further discussion of the new lease agreement in the “Non-cash lease restructuring costs” section below. During 2005, we also experienced an increase in the use of external personnel search firms, and the recognition of certain lease termination costs, further discussed below, offset by the reduction of external financial, legal and information technology consultants to support our compliance with certain regulatory requirements. In September 2005, we entered into an agreement whereby the existing lease for our corporate headquarters in Washington, D.C. was modified to terminate in early 2008, with certain space terminating on July 31, 2006. As a result, we incurred a $775,000 one-time charge relating to a lease termination penalty as well as other immaterial amounts relating to an accrual of certain operating costs for the space that we will no longer occupy. General and administrative expenses as a percentage of revenues increased from 10.3% in 2003 to 11.1% in 2004 and remained unchanged from 2004 to 2005. The increase in general and administrative expenses as a percentage of revenues from 2003 to 2004 was due to an increase in the use of external financial, legal, and information technology consultants to support our organizational growth and assist us in complying with certain regulatory requirements and due to additional external financial and legal consulting costs associated with the lease agreement for office facilities in Rosslyn, Virginia as described above. General and administrative expenses as a percentage of revenues did not change from 2004 to 2005 due to the changes in general and administrative expenses noted above relative to the increase in revenue for the year.
     Depreciation and amortization. Depreciation and amortization expense increased 17.7% from $5.8 million for 2003 to $6.8 million for 2004, and increased 7.8% to $7.3 million for 2005. The year-over-year increases in depreciation and amortization expense were principally due to the additional investment in leasehold improvements for additional office space in the Washington, D.C. and London offices, the purchase of computer equipment and management information systems software to support organizational growth and the amortization of intangible assets that have been capitalized as part of our acquisition in the quarter ended September 30, 2005. See “Impact of acquisition” below.
     Non-cash lease restructuring costs. In August 2004, we entered into a twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the Virginia office facilities lease, our previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the Virginia office facilities. As a result, we recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. We recorded a non-cash charge of $5.4 million which represents our estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. We will recognize the $5.4 million lease incentive on a straight-line basis as a reduction of rent expense over the term of the new Virginia office facilities lease. We also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs we may be required to pay for office space which we will no longer occupy. In addition, we recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of the lease agreement resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rental obligations that we will no longer incur. We incurred no charges similar to this in the year ended December 31, 2003. Refer to the “General and administrative” section above for the discussion of the lease termination penalty recorded in the year ended December 31, 2005.
     Stock option and related expenses. We recognized $114,000, $408,000 and $511,000, in compensation expense during the years ended December 31, 2003, 2004 and 2005, respectively, reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that our employees recognized upon the exercise of non-qualified common stock options, primarily in conjunction with the sale of our common stock in the registered public offerings of common stock in March 2003 and May 2004, and the sale in March 2005 that was exempt from registration. Further discussion of the sale of our common stock appears in the “Liquidity and Capital Resources” section below. Commencing in 2006, we will recognize share-based compensation expense under SFAS No. 123-R and, pursuant to SEC Staff Accounting Bulletin 107, we will record such expenses in the same expense line item as other compensation paid to the relevant categories of employees. See “Note 4 - New accounting pronouncements” in Part II, Item 8 of this Form 10-K.
     Other income, net. Other income, net, consists primarily of interest income earned on a portfolio of cash and cash equivalents and marketable securities and the realized gains and losses on the sale of marketable securities. Other income, net increased 31.3% from $7.6 million for 2003 to $9.9 million for 2004, and 36.8% to $13.6 million for 2005. The year-over-year growth in other income, net, was due primarily to the increase in interest income associated with the increased level of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities and cash flows from investing activities further discussed in the “Liquidity and Capital Resources” section below.
     Provision for income taxes. We recorded a provision for income taxes of $28.3 million, $26.7 million and $38.6 million, for 2003, 2004 and 2005, respectively. The decrease in the effective income tax rate from 44.2% for 2003 to 33.25% for 2004 is principally due to an $8.2 million non-cash income tax charge to earnings in 2003 to recognize the impact on our deferred tax assets of lowering the Washington D.C. Qualified High Technology Company (“QHTC”) income tax rate to 0% to reflect our status as a QHTC in Washington, D.C. and recognition of the QHTC income tax rate of zero percent throughout 2004. The increase in the effective income tax rate from 33.25% for 2004 to 33.9% for 2005 reflects a slight decrease in the estimated income tax benefit that we receive from certain Washington, D.C. and federal income tax incentives and the impact on the Company’s 2005 effective income tax.
      Impact of acquisition. In September 2005, the Company acquired substantially all of the assets and technology of the Executive Performance Group (“EPG”) to support the launch of the Shared Services Roundtable membership program. Under the terms of the EPG acquisition agreement, the initial purchase price was $8.2 million which may be increased if certain future business operating conditions are achieved on or before December 31, 2008. Pro forma financial information for this acquisition has not been presented, as the effects were not material to our historical consolidated financial statements.
Liquidity and Capital Resources
     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $88.7 million, $118.7 million, and $181.5 million for 2003, 2004 and 2005, respectively. For 2003 and 2004, operating cash flows were generated during the period principally by net income, the growth in deferred revenues, the utilization of tax benefits created by the exercise of common stock options, and offset by the growth in membership fees receivable. For 2005, operating cash flows were generated during the period principally by net income, the growth in deferred revenues, the utilization of tax benefits created by the exercise of common stock options, the growth in accounts payable and accrued liabilities, and the growth in accrued incentive compensation, offset by the growth in membership fees receivable and deferred incentive compensation. As of December 31, 2004 and 2005, we had cash, cash equivalents and marketable securities of $417.0 million and $544.6 million, respectively.
     Cash flows from investing activities. We used net cash flows in investing activities of $30.9 million and $142.4 million during the years ended December 31, 2003 and 2004, respectively. We generated net cash flows from investing activities of $159.5 million during the year ended December 31, 2005. During 2003 and 2004, investing cash flows were used within the applicable period for purchases, net of sales, of available-for-sale marketable securities of $24.6 million and $133.4 million, respectively, and to purchase leasehold improvements for additional office space in Washington, D.C. and London and computer software and equipment of $6.3 million and $9.0 million, respectively. During 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities of $176.4 million, partially offset by the purchase of property and equipment totaling $8.7 million, and asset acquisition costs, net of cash acquired, of $8.1 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $10.6 million during the year ended December 31, 2003. We generated net cash flows from financing activities of $19.2 million during the year ended December 31, 2004. We used net cash flows in financing activities of $30.7 million during the year ended December 31, 2005. Net cash used in financing activities during the year ended December 31, 2003 was principally attributed to the repurchase of 552,007 shares of our common stock, which totaled $19.6 million, partially offset by the receipt of $8.3 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 588,000 shares of our common stock by our employees and directors in a registered public offering in March 2003. Net cash provided by financing activities during the year ended December 31, 2004 was principally attributed to the receipt of $55.5 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 1.9 million shares of our common stock by our employees and directors in a registered public offering in May 2004, partially offset by the repurchase of 509,094 shares of our common stock, which totaled $25.7 million, and the payment of dividends, which totaled $11.6 million. Net cash used in financing activities during the year ended December 31, 2005 was principally attributed to the repurchase of 855,705 shares of our common stock, which totaled $61.5 million, and the payment of dividends, which totaled $15.8 million, partially offset by the receipt of proceeds of $45.1 million from the exercise of common stock options, primarily in conjunction with the sale of 1.3 million shares of our common stock by our employees and directors in March 2005, and proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $1.4 million.
     We have entered into letter of credit agreements of $2.1 million, $0.7 million, $0.5 million and $21,000 to provide security deposits for certain office space leases. The letters of credit expire January 2007, June 2006, August 2006 and May 2006, respectively, but will automatically extend for another year from their expiration dates, unless we decide to terminate them. Under the terms of the Rosslyn, Virginia lease agreement, we have committed to providing the landlord security deposits totaling $50 million. We have pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. To date, no amounts have been drawn on these agreements.
     We lease office facilities in the United States, United Kingdom and India expiring on various dates over the next 22 years. Certain lease agreements include provisions for rental escalations and require us to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs, are $570.3 million.
     The following summarizes certain of our operating lease obligations at December 31, 2005:

	Payments Due by Period (in thousands)
	Total	<1 Year	1–3 Years	4–5 Years	>5 Years
Operating leases	$570,331	$14,988	$37,676	$56,183	$461,484
     We had no other non-cancelable contractual financial obligations at December 31, 2005.
Off-Balance Sheet Arrangements
     At December 31, 2004 and 2005, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion on the application of these and other accounting policies, see “Note 3 — Summary of significant account policies” in our financial statements and related notes. Our critical accounting policies include:
Deferred tax asset
     We have deferred income tax assets for regular federal and Washington D.C. income tax purposes. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. We believe that our future taxable income will be sufficient for the full realization of the net deferred income tax assets. However, SFAS No. 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until such new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. We will recognize as income an adjustment for the impact of new tax laws or rates or from changes in our tax status on the existing deferred tax assets and liabilities when new tax laws or rates are enacted or the change in our status occurs.
Goodwill
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
Revenue recognition
     Revenues from membership subscriptions are recognized over the term of the related subscription, which generally is twelve months. Membership fees generally are billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. Our policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues for each of the years ended December 31, 2003, 2004 and 2005.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.
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

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
February 27, 2006

/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
February 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company:
We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Controls, that The Corporate Executive Board Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that The Corporate Executive Board Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Corporate Executive Board Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Corporate Executive Board Company as of December 31, 2004 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company:
We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company as of December 31, 2004 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 27, 2006

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2004	2005

ASSETS
Current assets:
Cash and cash equivalents	$113,996	$424,276
Marketable securities	50,292	2,264
Membership fees receivable, net	97,106	120,242
Deferred income taxes, net	26,121	11,880
Deferred incentive compensation	9,277	11,489
Prepaid expenses and other current assets	8,107	8,944

Total current assets	304,899	579,095

Deferred income taxes, net	3,466	2,958
Marketable securities	252,689	118,096
Goodwill and other intangibles	—	8,445
Property and equipment, net	17,397	18,401

Total assets	$578,451	$726,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,450	$43,667
Accrued incentive compensation	18,213	27,045
Deferred revenues	205,494	261,300

Total current liabilities	241,157	332,012

Other liabilities	9,833	9,569

Total liabilities	250,990	341,581

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized and 39,991,749 and 41,399,533 shares issued as of December 31, 2004 and 2005, respectively, and 38,930,648 and 39,482,727 outstanding as of December 31, 2004 and 2005, respectively	399	414
Additional paid-in-capital	214,987	277,028
Retained earnings	155,619	214,892
Accumulated elements of other comprehensive income (loss)	1,763	(124)
Treasury stock, at cost, 1,061,101 and 1,916,806 shares, at December 31, 2004 and 2005, respectively	(45,307)	(106,796)

Total stockholders’ equity	327,461	385,414

Total liabilities and stockholders’ equity	$578,451	$726,995

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share amounts)

	Year ended December 31,
	2003	2004	2005
Revenues	$210,211	$280,724	$362,226
Cost of services	70,974	91,285	120,607

Gross profit	139,237	189,439	241,619

Costs and expenses:
Member relations and marketing	55,301	75,460	93,528
General and administrative	21,632	31,130	40,250
Depreciation and amortization	5,764	6,782	7,308
Non-cash lease restructuring costs	—	5,210	—
Stock option and related expenses (1)	114	408	511

Total costs and expenses	82,811	118,990	141,597

Income from operations	56,426	70,449	100,022
Other income, net	7,569	9,936	13,588

Income before provision for income taxes	63,995	80,385	113,610
Provision for income taxes	28,307	26,729	38,550

Net income	$35,688	$53,656	$75,060

Earnings per share:
Basic	$0.96	$1.40	$1.90
Diluted	$0.93	$1.34	$1.83

Dividends per share	$—	$0.30	$0.40

Weighted average shares used in the calculation of earnings per share:
Basic	37,296	38,344	39,572
Diluted	38,577	39,925	41,092

(1) Composition of stock option and related expenses:
Cost of services	$75	$184	$337
Member relations and marketing	5	100	129
General and administrative	34	124	45

Total	$114	$408	$511

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$35,688	$53,656	$75,060
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,764	6,182	7,305
Loss on disposition of property and equipment	—	1,162	—
(Gain)/loss on sale of investments	(750)	(746)	2,320
Deferred income taxes and tax benefits resulting from the exercise of common stock options	27,171	24,373	30,801
Non-cash lease restructuring costs	—	5,210	—
Amortization of marketable securities premiums, net	2,185	2,777	1,865
Changes in operating assets and liabilities:
Membership fees receivable, net	(12,804)	(33,946)	(23,055)
Deferred incentive compensation	(2,358)	(1,945)	(2,212)
Prepaid expenses and other current assets	(2,265)	(1,865)	(1,179)
Accounts payable and accrued liabilities	730	4,896	26,305
Accrued incentive compensation	1,412	7,116	8,894
Deferred revenues	33,429	50,650	55,252
Other liabilities	493	1,178	113

Net cash flows provided by operating activities	88,695	118,698	181,469

Cash flows from investing activities:
Purchases of property and equipment, net	(6,313)	(9,002)	(8,703)
Acquisition of business, net of cash acquired	—	—	(8,136)
Purchases of marketable securities	(71,440)	(197,049)	—
Sales and maturities of marketable securities	46,854	63,611	176,384

Net cash flows (used in) provided by investing activities	(30,899)	(142,440)	159,545

Cash flows from financing activities:
Proceeds from the exercise of common stock options	8,292	55,495	45,135
Proceeds from issuance of common stock under the employee stock purchase plan	754	931	1,407
Purchase of treasury shares	(19,620)	(25,687)	(61,489)
Payment of dividends	—	(11,569)	(15,787)
Reimbursement of common stock offering costs	175	225	35
Payment of common stock offering costs	(175)	(225)	(35)

Net cash flows (used in) provided by financing activities	(10,574)	19,170	(30,734)

Net increase (decrease) in cash and cash equivalents	47,222	(4,572)	310,280
Cash and cash equivalents, beginning of year	71,346	118,568	113,996

Cash and cash equivalents, end of year	$118,568	$113,996	$424,276

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2003, 2004, and 2005
(In thousands, except share amounts)

					Accumulated
					elements of other			Annual
	Common stock		Additional	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	earnings	income	stock	Total	income
Balance at December 31, 2002	37,182,846	$372	$129,846	$77,844	$5,295	$—	$213,357	—

Issuance of common stock upon the exercise of common stock options	626,663	6	8,286	—	—	—	8,292	—
Issuance of common stock under the employee stock purchase plan	25,566	—	754	—	—	—	754	—
Tax benefits related to the exercise of stock options	—	—	4,540	—	—	—	4,540	—
Purchase of treasury stock at cost	(552,007)	—	—	—	—	(19,620)	(19,620)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(1,018)	—	(1,018)	(1,018)
Net income	—	—	—	35,688	—	—	35,688	35,688

Balance at December 31, 2003	37,283,068	$378	$143,426	$113,532	$4,277	$(19,620)	$241,993	$34,670

Issuance of common stock upon the exercise of common stock options	2,134,530	21	55,474	—	—	—	55,495	—
Issuance of common stock under the employee stock purchase plan	22,144	—	931	—	—	—	931	—
Tax benefits related to the exercise of stock options	—	—	15,156	—	—	—	15,156	—
Purchase of treasury stock at cost	(509,094)	—	—	—	—	(25,687)	(25,687)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(2,645)	—	(2,645)	(2,645)
Foreign currency translation, net of tax expense	—	—	—	—	131	—	131	131
Payment of dividends	—	—	—	(11,569)	—	—	(11,569)	—
Net income	—	—	—	53,656	—	—	53,656	53,656

Balance at December 31, 2004	38,930,648	$399	$214,987	$155,619	$1,763	$(45,307)	$327,461	$51,142

Issuance of common stock upon the exercise of common stock options	1,382,828	15	45,120	—	—	—	45,135	—
Issuance of common stock under the employee stock purchase plan	24,956	—	1,407	—	—	—	1,407	—
Tax benefits related to the exercise of stock options	—	—	15,514	—	—	—	15,514	—
Purchase of treasury stock at cost	(855,705)	—	—	—	—	(61,489)	(61,489)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(1,349)	—	(1,349)	(1,349)
Foreign currency translation, net of tax benefit	—	—	—	—	(538)	—	(538)	(538)
Payment of dividends	—	—	—	(15,787)	—	—	(15,787)	—
Net income	—	—	—	75,060	—	—	75,060	75,060

Balance at December 31, 2005	39,482,727	$414	$277,028	$214,892	$(124)	$(106,796)	$385,414	$73,173

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
2. Principles of consolidation
     The consolidated financial statements include accounts of The Corporate Executive Board Company and its wholly owned subsidiaries: The Corporate Executive Board Company (UK) Ltd., Corporate Executive Board India Private Ltd and CEB International Holdings, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.
3. Summary of significant accounting policies
Cash equivalents and marketable securities
     Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months are classified as marketable securities. Marketable securities with maturity dates of less than one year are classified as current assets. As of December 31, 2004 and 2005, the Company’s marketable securities consisted primarily of United States Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. The Company classifies its marketable securities as available-for-sale, which is carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.
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
Goodwill and other intangible assets
     Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from three to five years using the straight-line method. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in fiscal 2005.
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

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recovery of long-lived assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. The Company believes that no such impairment existed as of December 31, 2004 and 2005.
Revenue recognition
     Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which is generally twelve months. Revenues from implementation support memberships are recognized as services are performed, limited by the Company’s pro rata refund policy. Membership fees are generally billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. The Company’s policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues for each of the years ended December 31, 2003, 2004 and 2005. In addition, as of December 31, 2004, and 2005 approximately $1.8 million and $1.5 million, respectively, of deferred revenues were to be recognized beyond the following twelve months.
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

	Year Ended December 31,
	2003	2004	2005
Basic weighted average common shares outstanding	37,296	38,344	39,572
Dilutive common shares outstanding	1,281	1,581	1,520

Diluted weighted average common shares outstanding	38,577	39,925	41,092

Concentration of credit risk and sources of revenue
     Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of membership fees receivable and cash, cash equivalents and marketable securities. Concentrations of credit risk with respect to membership fees receivable are limited due to the large number of members and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or international developments. The Company performs periodic evaluations of the membership base and related membership fees receivable and establishes allowances for potential credit losses.
     The Company generates a percentage of its revenues from members located outside of the United States. For the years ended December 31, 2003, 2004 and 2005, approximately 25%, 25% and 25% of revenues, respectively, were generated from members located outside of the United States. Revenues from customers in European countries were approximately 14%, 14% and 14% for the years ended December 31, 2003, 2004 and 2005, respectively, with no other geographic area representing more than 10% of revenues in any period. No individual member accounted for more than 2% of revenues for any period presented.

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
Income taxes
     Deferred income taxes are determined on the asset and liability method. Under this method, temporary differences arise as a result of the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of the enactment of the change. The Company has recorded a valuation allowance of $3.1 million as of December 31, 2005.
Research and development costs
     Costs related to the research and development of new Company programs are expensed in the period incurred. Research and development costs were immaterial for the years ended December 31, 2003, 2004 and 2005.
Stock-based compensation
     At December 31, 2005, the Company had several stock-based employee compensation plans, which are described more fully in Note 14. These plans provide for the granting of stock options, stock appreciation rights, restricted stock and restricted stock units to employees and non-employee members of our Board of Directors. The Company accounts for these plans using the intrinsic value method of expense recognition and measurement prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (collectively, “APB No. 25”). Accordingly, no stock-based compensation cost is reflected in net income, as reported, as all stock options granted under the Company’s stock-based employee compensation plans have an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$35,688	$53,656	$75,060
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(17,659)	(16,773)	(16,759)

Pro forma net income	$18,029	$36,883	$58,301

Earnings per share:
Basic — as reported	$0.96	$1.40	$1.90
Basic — pro forma	$0.48	$0.96	$1.47
Diluted — as reported	$0.93	$1.34	$1.83
Diluted — pro forma	$0.47	$0.93	$1.43

Assumptions:
Dividend yield	—	0.6%	0.6%
Expected life of option (in years)	5	5	4.4
Expected volatility	55%	40%	30%
Risk-free interest rate	2.9%	3.05%	4.29%
Weighted-average fair value of options granted	$16.49	$18.19	$19.80
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
Use of estimates in preparation of financial statements
     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected. The accounting policies that reflect the Company’s more significant estimates, judgments and assumptions and which the Company believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results are discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies, of this Annual Report on Form 10-K.
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. New accounting pronouncements
     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123-R”), which is a revision of Statement No. 123. SFAS No. 123-R supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123-R is similar to the approach described in Statement No. 123. However, SFAS No. 123-R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the consolidated statement of income based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
SFAS No. 123-R permits public companies to adopt its requirements using one of two methods:
•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement No. 123-R for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123-R effective transition date will be extended to annual periods beginning after June 15, 2005. The Company will adopt this new standard, as required, on January 1, 2006 using the modified prospective method.
     SFAS No. 123-R also mandates that the benefits of tax deductions in excess of recognized compensation expense be reported as a financing cash flow, rather than as an operating cash flow as permitted under current accounting rules. This requirement may therefore reduce amounts reported from operating activities and increase the amounts from financing activities in periods after adoption.
     The actual effects of adopting SFAS No. 123-R on the Company’s financial statements depend on numerous factors including the amounts and types of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. As of December 31, 2005, there was approximately $46.3 million of total unrecognized compensation expense related to unvested stock based compensation arrangements. Of this amount, approximately $21.4 million is expected to be recognized in the year ended December 31, 2006.
     As permitted by SFAS No. 123, the Company has accounted for share-based payments to employees using APB No. 25’s intrinsic value method through the year ended December 31, 2005. As a consequence, the Company has recognized no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan through the year ended December 31, 2005. See Note 3 for the supplemental disclosure of stock-based compensation as required by SFAS No. 123, as amended.
5. Acquisitions
     In September 2005, the Company acquired substantially all of the assets and technology of the Executive Performance Group (“EPG”) to support the launch of the Shared Services Roundtable membership program. Under the terms of the EPG acquisition agreement, the initial purchase price of $8.2 million will be increased if certain future business operating conditions are achieved on or before December 31, 2008. Any additional payments would be recorded as a purchase price adjustment. The Company has included the results of operations of the EPG business from the date of the acquisition. Pro forma financial information for this acquisition has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Marketable securities
     The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	As of December 31, 2004
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes and bonds	$254,910	$254,974	$1,149	$1,213
Washington, D.C. tax exempt notes and bonds	48,071	45,562	2,509	—

	$302,981	$300,536	$3,658	$1,213

	As of December 31, 2005
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes and bonds	$75,106	$76,107	$146	$1,147
Washington, D.C. tax exempt notes and bonds	45,254	43,860	1,394	—

	$120,360	$119,967	$1,540	$1,147

     The following table summarizes marketable securities maturities (in thousands):

	As of December 31, 2005
	Fair Market	Amortized
	Value	Cost
Less than one year	$2,264	$2,260
Matures in 1 to 5 years	90,402	91,008
Matures in 6 to 10 years	25,225	24,310
Matures after 10 years	2,469	2,389

	$120,360	$119,967

     The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time. Gross realized investment gains on the sale of marketable securities were $0.8 million and $0.7 million in 2003 and 2004, respectively. Gross realized investment losses on the sale of marketable securities were $2.3 million in 2005.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Membership fees receivable
     Membership fees receivable consist of the following (in thousands):

	As of December 31,
	2004	2005
Billed membership fees receivable	$70,128	$81,316
Unbilled membership fees receivable	28,943	39,961

	99,071	121,277
Reserve for uncollectible revenue	(1,965)	(1,035)

Membership fees receivable, net	$97,106	$120,242

8. Property and equipment
     Property and equipment consists of the following (in thousands):

	As of December 31,
	2004	2005
Furniture, fixtures, and equipment	$14,263	$13,349
Software and Web site development costs	8,994	5,471
Leasehold improvements	8,710	12,442

	31,967	31,262
Accumulated depreciation	(14,570)	(12,861)

Property and equipment, net	$17,397	$18,401

     Depreciation expense was $5.8 million, $6.8 million and $7.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. Included in the amount for 2004, is a charge of $1.2 million for a loss on the disposition of certain property and equipment.
9. Lease restructuring costs
     In August 2004, the Company entered into a twenty-year lease agreement for approximately 625,000 square feet of office space in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the Virginia office facilities lease, the Company’s previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the Virginia office facilities. As a result, the Company recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. The Company recorded a non-cash charge of $5.4 million which represents the Company’s estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. The Company will recognize the $5.4 million accrued lease incentive on a straight-line basis as a reduction of rent expense over the term of the Virginia office facilities lease. The Company also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs the Company may be required to pay for office space which the Company will no longer occupy. In addition, the Company recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rent obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of the lease agreements resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rent obligations that the Company will no longer incur. The total $5.2 million, net non-cash lease restructuring costs described above are included within “Non-cash lease restructuring costs” in the consolidated statement of income for the year ended December 31, 2004.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In association with the lease agreement in August 2004, the Company also incurred additional external financial and legal consulting costs to restructure existing lease agreements and the Company recorded $909,000 to expense certain deferred leasehold improvement costs for office space that the Company will no longer occupy. These cash expenses and costs are included with “General and administrative” expenses in the consolidated statement of income for the year ended December 31, 2004.
     In September 2005, the Company entered into an agreement whereby the existing lease for the Company’s headquarters in Washington, D.C. was modified to terminate in early 2008, with some space terminating on July 31, 2006. As a result, the Company recorded a $1.2 million, net lease restructuring charge comprised of the items further described below. The Company incurred a one time termination charge payable to the lessor in the amount of $775,000 as a result of the early termination. The Company further recorded $667,000 in expense relating to the future rental payments and operating expenses for the space that will be exited on July 31, 2006. The termination of the lease agreements resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rent obligations that the Company will no longer incur. In addition, the Company recorded a non-cash benefit of approximately $223,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. All amounts are included in “General and administrative” expenses in the consolidated statement of income for the year ended December 31, 2005.
10. Income taxes
     The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Current tax expense	$19,523	$18,643	$23,801
Deferred tax expense	8,784	8,086	14,749

Provision for income taxes	$28,307	$26,729	$38,550

     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. federal income tax statutory rates to income before provision for income taxes as follows:

	Year Ended December 31,
	2003	2004	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	—	0.4	—
Foreign income tax	—	0.3	(0.1)
Write down of deferred tax assets, net, related to a change in tax status	12.8	—	—
Permanent differences and credits, net	(3.6)	(2.4)	(1.0)

Effective tax rate	44.2%	33.3%	33.9%

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

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of December 31,
	2004	2005
Deferred tax assets:
Tax credit carry forwards	$10,380	$8,455
Accrued incentive compensation agreements	2,710	4,451
Deferred revenue	2,226	2,652
Non-cash lease incentive	2,164	2,465
Operating leases	1,303	1,489
Depreciation	169	1,407
Loss on sale of investments	—	903
Deferred compensation plan	—	534
Financial reporting reserves	688	481
Net operating loss carry forwards	13,323	—

Total deferred tax assets	32,963	22,837

Deferred tax liabilities:
Deferred incentive compensation	2,407	4,469
Depreciation	—	192
Unrealized gains on available-for-sale securities, net	813	153
Goodwill	—	41
Employee benefits	156	—

Total deferred tax liabilities	3,376	4,855

Valuation allowance	—	(3,144)

Deferred tax assets, net	$29,587	$14,838

     In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”) generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the net deferred income tax assets. However, SFAS No. 109 does not consider the effect of future changes in existing tax laws or rates in the determination and valuation of deferred tax assets and liabilities until the new tax laws or rates are enacted. The Company has established its deferred income tax assets and liabilities using currently enacted tax laws and rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. The Company will recognize into income an adjustment for the impact of new tax laws or rates or from changes in our tax status on the existing deferred tax assets and liabilities when new tax laws or rates are enacted or the change in status occurs.
     The Company has net operating loss carry forwards which resulted in a deferred tax asset of $13.3 million at December 31, 2004. The Company has no net operating loss carry forward at December 31, 2005. The Company has realized current tax benefits (reductions of taxes payable) resulting from the use of net operating loss carry forwards of $19.5 million, $14.9 million and $13.3 million in the years ended December 31, 2003, 2004 and 2005, respectively.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company has tax credit carry forwards which have resulted in deferred tax assets of $10.4 million and $8.5 million at December 31, 2004 and 2005, respectively. Included within these tax credit amounts at December 31, 2004 and 2005 are federal and Washington D.C. income tax credits of $8.7 million and $7.4 million, respectively, which expire in the years 2011 through 2015 and federal income tax credits of $1.7 million and $1.1 million, respectively, that do not expire. At December 31, 2005, the Company has recorded a $3.1 million valuation allowance relating to certain tax credit carry forwards from our status as a QHTC that may not be realized. See “Washington D.C. income tax incentives” below.
     Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.4 million and $3.2 million at December 31, 2004 and 2005, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $0.2 million would be payable upon remittance of all previously unremitted earnings at December 31, 2005. There were no undistributed earnings of the Company’s foreign subsidiaries for the years prior to 2004.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). In October 2003, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through 2005, and will be 6.0% thereafter, versus 9.975% prior to this qualification, and the Company is also eligible for certain Washington, D.C. income tax credits and other benefits.
     The Company recorded a non-cash income tax charge to earnings of $8.2 million during the year ended December 31, 2003 for the impact on its deferred tax assets of lowering the Washington, D.C. income tax rate to 0.0%, partially offset by the recognition of certain Washington, D.C. income tax credits.
11. Comprehensive income (loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the years ended December 31, 2003, 2004 and 2005, was $34.7 million, $51.1 million and $73.2 million, respectively. The accumulated elements of other comprehensive income (loss), net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised primarily of unrealized gains (losses) on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $(1.0) million, $(2.6) million and $(1.4) million during the years ended December 31, 2003, 2004 and 2005, respectively. The tax expense (benefit) associated with unrealized gains (losses) on available-for-sale marketable securities included within comprehensive income (loss) is $(1.2) million, $(1.4) million, and $(0.7) million for the years ended December 31, 2003, 2004, and 2005, respectively.
12. Employee benefit plans
Defined contribution 401(k) Plan
     The Company sponsors a defined contribution 401(k) Plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of twenty-one are eligible to participate. The employer provides a discretionary contribution equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan for the participants were $0.5 million, $0.7 million and $0.8 million during the years ended December 31, 2003, 2004 and 2005, respectively.
Employee Stock Purchase Plan
     The Company sponsors an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The ESPP is authorized to issue up to 1,050,000 shares of the Company’s common stock. During the years ended December 31, 2003, 2004 and 2005, the Company issued 25,566 shares, 22,144 shares and 24,956 shares of common stock, respectively, under the ESPP.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Public offerings and sales of common stock
     In March 2003 and May 2004, 588,000 shares and 1.9 million shares, respectively, of the Company’s common stock were sold in registered public offerings. In March 2005, 1.3 million shares of the Company’s common stock were sold in transactions that were exempt from registration. The Company did not directly receive any proceeds from the sale of its common stock. All of the shares sold in the foregoing transactions were sold by stockholders and option holders. However, the Company did receive cash from the exercise of common stock options in conjunction with the sale of its common stock.
14. Stock option plans
Stock-Based Incentive Compensation Plan
     In October 1997, the Company adopted and its stockholders approved the Stock-Based Incentive Compensation Plan (the “1997 Plan”). The 1997 Plan provides for the issuance of options to purchase up to 11,008,000 shares of common stock. Any shares of common stock which, for any reason, are not issued under the 1997 Plan are reserved for issuance pursuant to the 1999 Stock Option Plan (the “1999 Plan”). As of December 31, 2005, 10,569,400 options, net of cancellations, to purchase common stock had been granted under the 1997 Plan and 438,600 options, net of cancellations, to purchase common stock had been granted under the 1999 Plan. The Options granted under the 1997 Plan expired in April 2003.
1999 Stock Option Plan
     In February 1999, the Company adopted and the stockholders approved the 1999 Plan, which provides for the issuance of options to purchase up to 3,784,000 shares of common stock plus any options to purchase shares of common stock which, for any reason, are not issued under the 1997 Plan. During 2003, the Company granted 225,000 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $31.65 per share. During 2004, the Company granted 97,197 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $46.88 per share. During 2005, the Company granted no options to purchase common stock under the 1999 Plan. As of December 31, 2005, 4,129,850 options, net of cancellations and including 438,600 shares of common stock carried over from the 1997 Plan, had been granted under the 1999 Plan. The common stock options granted under the 1999 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between February 2009 and March 2013. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 1999 Plan was suspended and no new grants will be made under the 1999 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 25,750 options remaining under the 1999 Plan.
2001 Stock Option Plan
     In June 2001, the Company adopted and the stockholders approved the 2001 Stock Option Plan (the “2001 Plan”), which provides for the issuance of options to purchase up to 2,700,000 shares of common stock. During 2003, the Company granted 525,000 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $32.30 per share. During 2004, the Company granted 512,803 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $45.10 per share. During 2005, the Company granted no options to purchase common stock under the 2001 Plan. As of December 31, 2005, 1,892,803 options, net of cancellations, had been granted under the 2001 Plan. The common stock options granted under the 2001 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2011 and March 2013. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 2001 Plan was suspended and no new grants will be made under the 2001 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 807,197 options remaining under the 2001 Plan.
2002 Non-Executive Stock Incentive Plan
     In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan”), which provides for the issuance of up to 7,300,000 shares of common stock under stock options or restricted stock grants. Any person who is an employee or prospective employee of the Company is eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. During 2003, the Company granted 1,058,000 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $32.40 per share. During 2004, the Company granted 769,500 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $45.16 per share. During 2005, the Company granted no options to purchase common stock under the 2002 Plan. As of December 31, 2005, 2,702,250 options, net of cancellations, had been granted under the 2002 Plan. The common stock options granted under the 2002 Plan generally become exercisable 25% per year beginning

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
one year from the date of grant and expire between March 2011 and February 2014. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 2002 Plan was suspended and no new grants will be made under the 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 4,497,625 options remaining under the 2002 Plan.
2004 Stock Incentive Plan
     In July 2004, the Company adopted and the stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. In August 2005, the stockholders approved the amendments to the 2004 Plan to include grants to non-employee directors, which amendments are further described below. The 2004 Plan provides for the issuance of up to 4,000,000 shares of common stock plus any shares subject to outstanding awards under the 1999 Plan, the 2001 Plan, or the 2002 Plan that, on or after June 11, 2004, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares), up to an aggregate maximum of 9,400,000 shares. With stockholder approval of the 2004 Stock Incentive Plan (the “2004 Plan”), the 1999 Plan, the 2001 Plan and the 2002 Plan were suspended and no new grants will be made under the 1999 Plan, 2001 Plan or 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue approximately 5.3 million options under the 1999 Plan, 2001 Plan and 2002 Plan. During 2004, the Company granted 86,000 options to purchase common stock under the 2004 Plan at a weighted average exercise price of $56.15 per share. During 2005, the Company granted 1,387,500 options to purchase common stock under the 2004 Plan at a weighted average exercise price of $66.89 per share. As of December 31, 2005, 1,422,500 options, net of cancellations, had been granted under the 2004 Plan. The common stock options granted under the 2004 Stock Incentive Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between July 2011 and December 2012.
     In August 2005, the Company adopted and the stockholders approved amendments (the “Plan Amendments”) to the 2004 Plan. The Plan Amendments permit non-employee directors (meaning persons who are or have been elected to be members of the Board of Directors and who are not employees of the Company or any subsidiary) to participate in the 2004 Plan; place annual limits on the size of awards that may be granted to non-employee directors under which the aggregate number of shares of common stock subject to stock options and stock appreciation rights granted to a non-employee director may not exceed 30,000 (or 12,000 with respect to other types of awards), except that a non-employee director may receive up to 200% of such amounts in the year in which he or she first joins the Board; and provide that, for purposes of counting the number of shares issued under the 2004 Plan, shares retained by or delivered to the Company to pay the exercise price or withholding taxes arising under an award and unissued shares resulting from the settlement of stock appreciation rights in stock or net settlement of a stock option do not again become available for issuance as future awards under the 2004 Plan. Other than the changes described above, the Plan Amendments do not alter or change any terms of the 2004 Plan.
Directors’ Stock Option Plan
     In December 1998, the Company adopted and the stockholders approved the Directors’ Stock Plan (the “Directors’ Plan”), which provides for the issuance of options to purchase up to 860,000 shares of common stock. Pursuant to FASB Interpretation 44, stock incentives granted to non-employee members of our Board of Directors are accounted for under the provisions of APB No. 25. During 2003, the Company granted 112,240 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $44.05 per share. During 2004, the Company granted 120,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $50.75 per share. During 2005, the Company granted 30,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $64.88 per share. As of December 31, 2005, 835,680 options, net of cancellations, to purchase common stock had been granted under the Directors’ Plan. The common stock options granted under the Directors’ Plan generally become 100% exercisable one year from the date of grant and expire between December 2008 and October 2013.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transactions
     The following table summarizes the changes in common stock options for the common stock option plans described above:

		Weighted
	Number	Average
	of Options	Exercise Price
2003
Options outstanding, beginning of year	5,019,403	$26.61
Options granted	1,920,240	32.97
Options cancelled	(135,641)	29.23
Options exercised	(626,663)	13.44

Options outstanding, end of year	6,177,339	29.89

Options exercisable, end of year	1,974,974	26.30

2004
Options outstanding, beginning of year	6,177,339	$29.89
Options granted	1,585,500	46.26
Options cancelled	(216,603)	31.44
Options exercised	(2,134,530)	26.01

Options outstanding, end of year	5,411,706	36.20

Options exercisable, end of year	1,413,331	31.85

2005
Options outstanding, beginning of year	5,411,706	$36.20
Options granted	1,417,500	66.85
Options cancelled	(171,625)	49.03
Options exercised	(1,386,398)	32.70

Options outstanding, end of year	5,271,183	44.96

Options exercisable, end of year	1,557,684	35.05

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information with respect to the common stock option plans outstanding at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number Outstanding	Average	Remaining	Number Exercisable	Average
	as of	Exercise	Contractual	as of	Exercise
Range of Exercise Prices	December 31, 2005	Price	Life-Years	December 31, 2005	Price
$ 7.12 — $32.23	423,743	$29.22	5.45	348,993	$29.17
32.30 — 32.30	1,072,500	32.30	7.19	284,000	32.30
32.41 — 32.41	886,340	32.41	6.18	531,590	32.41
32.54 — 44.28	98,000	35.51	6.46	53,125	35.52
45.10 — 45.10	1,221,860	45.10	5.21	236,736	45.10
46.45 — 64.88	1,396,240	63.43	6.24	95,740	51.71
65.26 — 89.70	172,500	81.55	6.68	7,500	67.68

$ 7.12 — $89.70	5,271,183	$44.96	6.14	1,557,684	$35.05

15. Deferred Compensation Plan
     Effective July 1, 2005, the Company implemented a Deferred Compensation Plan for certain staff and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Plan also allows the Company to make discretionary Company contributions at any time based on individual or overall corporate performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) Plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a grantor trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any contributions in 2005.
16. Supplemental cash flows disclosures
     During 2003, 2004 and 2005, the Company made estimated income tax payments of approximately $1.0 million, $600,000 and $791,000, respectively, for alternative minimum tax purposes. For the years ended December 31, 2003, 2004 and 2005, the Company recognized $4.5 million, $15.2 million and $15.5 million, respectively, in stockholders’ equity for tax deductions associated with the exercise of non-qualified stock options.
17. Commitments and contingencies
Operating leases
     The Company leases office facilities in the United States, United Kingdom and India expiring on various dates over the next 22 years. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs, are as follows (in thousands):

Year Ending December 31,
2006	$14,988
2007	14,876
2008	22,800
2009	28,092
2010	28,091
Thereafter	461,484

Total	$570,331

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Rent expense charged to operations during the fiscal years ended December 31, 2003, 2004 and 2005, was $9.6 million, $9.3 million and $13.3 million, respectively. The Company has entered into letter of credit agreements of $2.1 million, $0.7 million, $0.5 million and $21,000 to provide security deposits for certain office space leases. The letters of credit expire January 2007, June 2006, August 2006 and May 2006, respectively, but will automatically extend for another year from their expiration dates, unless the Company terminates them. To date, no amounts have been drawn on these agreements. Under the terms of the Rosslyn, Virginia lease agreement, the Company has committed to providing the landlord security deposits totaling $50 million. The Company has pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation.
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and the Company’s property is not subject to, any material legal proceedings.
     The Company is currently evaluating certain potential tax exposures relating to sales and use, income and property tax laws and regulations for various states in which the Company sells or supports its goods and services. At this time, the Company is not able to provide an estimate of the potential tax exposure, if any.
18. Quarterly Financial Data (Unaudited)
     Unaudited summarized financial data by quarter for the years ended December 31, 2004 and 2005 is as follows (in thousands, except per-share amounts):

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$63,979	$67,198	$72,424	$77,123
Gross profit	42,579	44,966	50,572	51,322
Income before provision for income taxes	17,880	19,005	18,047	25,453
Net income	$11,980	$12,733	$11,954	$16,989
Earnings per share:
Basic	$0.32	$0.33	$0.31	$0.44
Diluted	$0.31	$0.32	$0.30	$0.42

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$81,608	$87,351	$93,432	$99,835
Gross profit	55,551	57,263	62,357	66,448
Income before provision for income taxes	25,777	25,633	29,469	32,731
Net income	$17,142	$17,046	$19,597	$21,275
Earnings per share:
Basic	$0.44	$0.43	$0.49	$0.54
Diluted	$0.42	$0.41	$0.47	$0.52
19. Subsequent events
     In February 2006, the Board of Directors declared a quarterly dividend of $0.30 per share. The dividend is payable on March 31, 2006 to stockholders of record at the close of business on March 10, 2006. The Company will fund its dividend payments with cash on hand and cash generated from operations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2005. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.
     No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Please see Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control over Financial Reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     The following table sets forth the names, ages and positions with The Corporate Executive Board Company of the persons who serve as our directors and executive officers as of December 31, 2005:

Directors and
Executive Officers	Age	Position
James J. McGonigle	42	Executive Chairman of the Board of Directors
Thomas L. Monahan III	39	Chief Executive Officer and Director
Russell P. Fradin	50	Director
Robert C. Hall	74	Director
Nancy J. Karch	58	Director
David W. Kenny	44	Director
Daniel O. Leemon	52	Director
Michael A. Archer	42	President, Marketing and International
Derek C. M. van Bever	48	Chief Research Officer
Timothy R. Yost	34	Chief Financial Officer
     James J. McGonigle has been our Chairman of the Board since March 2001 and a director since July 1998. Effective July 1, 2005, Mr. McGonigle remains with the Company as Executive Chairman of the Board of Directors. From July 1998 until July 2005, Mr. McGonigle served as our Chief Executive Officer. From the spin-off until July 1998, Mr. McGonigle was our General Manager, and from 1995 until the spin-off, he was the General Manager of the corporate division of The Advisory Board Company with responsibility for managing the business assumed by us in the spin-off. From 1990 to 1995, Mr. McGonigle was a consultant in the Financial Institutions Group at McKinsey & Company, an independent consulting firm. Mr. McGonigle serves as a director of FactSet, an on-line investment research service. Mr. McGonigle received a B.A. from the Woodrow Wilson School at Princeton University and a J.D. from Harvard Law School.
     Thomas L. Monahan III has been a director since June 2001 and our Chief Executive Officer since July 1, 2005. From January 2001 until July 2005, Mr. Monahan served as the Company’s General Manager, Corporate Practice. From November 1998 until January 2001, Mr. Monahan served as one of our Executive Directors, Research, and from the spin-off until November 1998, he served as our Managing Director, Research. Prior to the spin-off, Mr. Monahan served in similar capacities with The Advisory Board Company, which he joined in January 1996. Prior to January 1996, Mr. Monahan served as a senior consultant for the Deloitte & Touche Consulting Group, a director at the Committee for Economic Development and a staff consultant at Andersen Consulting. Mr. Monahan received a B.A. from Harvard University and an M.B.A. from New York University.
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

     Robert C. Hall has been a director since February 1999. Mr. Hall was the Chairman of Harborside Plus Inc., a financial services company, from May 2004 to May 2005. From March 2001 to May 2004, Mr. Hall served as the President and Chief Executive Officer of Harborside Plus, Inc. From 1995 until his retirement in January 1999, Mr. Hall served as the Vice President of The Thomson Corporation, a publicly held information publishing company. From 1990 to 1995, Mr. Hall was the Chief Executive Officer of Thomson Information and Publishing Group, a division of The Thomson Corporation involved in professional information and publishing. From 1985 to 1990, Mr. Hall was the President of Thomson Financial Services Group, another publishing division of The Thomson Corporation. Mr. Hall received a B.S. from Iowa State University.
     Nancy J. Karch has been a director since October 2001. Ms. Karch was a senior partner of McKinsey & Company from 1988 until her retirement in 2000. She had served in various executive capacities at McKinsey since 1974. Ms. Karch is Director Emeritus of McKinsey & Company and serves as a director of Liz Claiborne, Inc., apparel marketers and Genworth Financial, Inc., a provider of insurance and investment services. Ms. Karch received a B.A. from Cornell University, an M.S. from Northeastern University and an M.B.A. from Harvard Business School.
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
     Daniel O. Leemon has been a director since October 2003. Mr. Leemon is currently retired from full time employment. From September 1995 through June 2004, he was Executive Vice President and Chief Strategy Officer of the Charles Schwab Corporation (“Schwab”), as well as a member of the Executive Committee. Prior to Schwab, Mr. Leemon held numerous executive positions with The Boston Consulting Group, an independent consulting firm. Prior to The Boston Consulting Group, Mr. Leemon held senior management positions with several consumer goods and retail start ups. Mr. Leemon received a B.S. from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.
     Michael A. Archer has been our President, Marketing and International since July 1, 2005. From November 2002 until July 2005, Mr. Archer served as the Company’s Chief Marketing Officer. Mr. Archer joined the Company in March 2002 as our General Manager, Sales and Marketing. From 1989 through March 2002, Mr. Archer held various positions of increasing responsibility at Dun & Bradstreet, Inc., including Senior Vice President — Major Markets. Mr. Archer received a B.A. and an M.B.A. from the University of California at Los Angeles.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and 10% stockholders to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings in 2005 were filed within two business days following the underlying transaction.
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
Code of Ethics
     We have adopted a code of ethics that applies to our Board of Directors, executives and employees known as The Corporate Executive Board Company Code of Ethics for Directors, Officers and Employees. A copy of our Code of Ethics is available through or Internet Web site at http://www.executiveboard.com (follow Investors tab to link to Corporate Governance then Code of Ethics).
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference from the information provided under the headings “Executive Compensation” and “Employment Contracts, Termination of Employment and Change of Control Arrangements” of our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.
Equity Compensation Plan Information

	(A)	(B)	(C)

Number Of
	Securities To Be		Number of Securities
	Issued Upon		Remaining Available
	Exercise Of	Weighted-Average	For Future Issuances under
	Outstanding	Exercise Price Of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	And Rights	Warrants And Rights	Reflected In Column (A))
Equity compensation plans approved by stockholders	3,619,733	$47.42	2,770,942
Equity compensation plans not approved by stockholders (1)	1,651,450	37.49	—

Total	5,271,183	$44.96	2,770,942

(1)	See Note 14 to our audited financial statements for the year ended December 31, 2005 for a narrative description of the 2002 Non-Executive Stock Incentive Plan, which was not approved by our stockholders.
Item 13. Certain Relationships and Related Transactions.
     None.

Item 14. Principal Accounting Fees and Services.
Fees Incurred
     Fees charged by our independent auditors for each of the past two years are set forth below:

	Year Ended December 31,
	2004	2005
	Ernst & Young LLP	Ernst & Young LLP

Audit fees	$368,906	$314,600
Audit-related fees	16,000	17,000
Tax fees	133,385	42,000
All other fees	—	—

Total	$518,291	$373,600

Audit Fees
     Audit fees were for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2005, the reviews of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2004 and 2005 and services in connection with our statutory and regulatory filings for the years ended December 31, 2004 and 2005. Also included are fees associated with the audit of management’s assessment of and the Company’s internal control over financial reporting, comfort letters and consent procedures.
Audit-Related Fees
     Audit related fees were for benefit plan audits.
Tax Fees
     Tax fees were for services related to tax compliance, consulting and planning services rendered during the years ended December 31, 2004 and 2005.
All Other Fees
     We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during the years ended December 31, 2004 and 2005.
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
Delegation and Fee Levels. The Audit Committee has authorized the chair of the Audit Committee or any of its other members to pre-approve audit services, permissible non-audit services and tax services that have not been previously pre-approved, if the services are consistent with the SEC’s rules on auditor independence and are not specified prohibited services, up to $50,000 per engagement. Engagements that exceed $50,000 must be approved by the full Audit Committee. The Audit Committee chair or other member(s), as applicable, are required to report any pre-approval decisions under these procedures to the full Audit Committee at its first scheduled meeting following any such pre-approval.
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
(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in
Item 8 hereof:

Report of Management’s Assessment of Internal Control over Financial Reporting,

Reports of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets as of December 31, 2004 and 2005,

Consolidated Statements of Income for the years ended December 31, 2003, 2004 and 2005,

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005,

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005, and

Notes to Consolidated Financial Statements.

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit
No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Common Stock Certificate.*

10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan,

Exhibit
No.	Description of Exhibit
effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.4	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

10.5	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*** †

10.6	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.*** †

10.7	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*** †

10.8	Employee Stock Purchase Plan dated June 23, 2000.**

10.9	2001 Stock Option Plan. ## †

10.10	2002 Non-Executive Stock Incentive Plan.ä †

10.11	2004 Stock Incentive Plan as amended July 18, 2005. *****†

10.12	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #

10.13	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

10.14	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.15	Form of term sheet for director non-qualified stock options.### †

10.16	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer.±†

10.17	Deferred Compensation Plan. ****†

14.1	Code of Ethics For Directors, Executives and Employees.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

Exhibit
No.	Description of Exhibit

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

****	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 6, 2005.

*****	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on August 24, 2005.

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

†	Compensation arrangement.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

ä	Incorporated by reference to Exhibit 10.21.3 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.

Report of Independent Registered Public Accounting Firm
We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2004 and 2005, and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated February 27, 2006 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 27, 2006

THE CORPORATE EXECUTIVE BOARD COMPANY
Schedule II—Valuation and Qualifying Accounts
(In thousands)

			Additions
			Charged to
	Balance at	Additions	Provision	Deductions
	Beginning	Charged to	for Income	from	Balance at
	of Year	Revenue	Taxes	Reserve	End of Year
Year ended December 31, 2003
Reserve for uncollectible revenue	$2,800	$4,957	$—	$4,882	$2,875

	$2,800	$4,957	$—	$4,882	$2,875

Year ended December 31, 2004
Reserve for uncollectible revenue	$2,875	$3,439	$—	$4,349	$1,965

	$2,875	$3,439	$—	$4,349	$1,965

Year ended December 31, 2005
Reserve for uncollectible revenue	$1,965	$2,960	$—	$3,890	$1,035
Valuation allowance on deferred tax assets	—	—	3,144	—	3,144

	$1,965	$2,960	$3,144	$3,890	$4,179

Signatures
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 27, 2006.

The Corporate Executive Board Company
By: /s/ Thomas L. Monahan III

Thomas L. Monahan III
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2006 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title

/s/ James J. McGonigle James J. McGonigle	Executive Chairman of the Board of Directors
/s/ Thomas L. Monahan III Thomas L. Monahan III	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Timothy R. Yost Timothy R. Yost	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Russell P. Fradin Russell P. Fradin	Director
/s/ Robert C. Hall Robert C. Hall	Director
/s/ Nancy J. Karch Nancy J. Karch	Director
/s/ David W. Kenny David W. Kenny	Director
/s/ Daniel O. Leemon Daniel O. Leemon	Director

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.