Form 10-K/A
period 2005-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2006-05-01
CIK 1066104

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
     The Corporate Executive Board Company hereby amends its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006 to include Part III, Item 11 and information with respect to Stock Ownership of Certain Beneficial Owners and Management in Item 12 as a part of this Annual Report on Form 10-K as set forth below:
PART III
Item 11. Executive Compensation.
     The following table presents certain information concerning compensation earned for services rendered for 2003, 2004 and 2005 by the Executive Chairman of the Board of Directors, Chief Executive Officer and the three other most highly paid persons who served as executive officers during 2005 (the “Named Officers”):

		Annual		Long-Term
		Compensation		Compensation	All Other
Name and Principal Positions	Year	Salary	Bonus	Number of Options	Compensation
James J. McGonigle	2005	$540,000	$540,000	50,000	—
Executive Chairman of the Board of Directors(1)	2004	600,000	550,000	150,000	—
	2003	591,667	400,000	200,000	—

Thomas L. Monahan III	2005	$516,667	$425,000	150,000	—
Chief Executive Officer(2)	2004	445,000	250,000	65,000	—
	2003	416,671	200,000	50,000	—

Michael A. Archer	2005	$416,667	$490,000	50,000	—
President, Marketing and International(3)	2004	395,834	385,000	55,000	—
	2003	375,000	380,000	150,000	—

Derek C. M. van Bever	2005	$430,000	$80,000	10,000	—
Chief Research Officer	2004	430,000	80,000	25,000	—
	2003	426,667	108,000	50,000	—

Timothy R. Yost	2005	$341,667	$175,000	40,000	—
Chief Financial Officer	2004	295,833	150,000	65,000	—
	2003	267,500	120,000	50,000	—

(1)	Mr. McGonigle became our Executive Chairman of the Board of Directors effective July 1, 2005.

(2)	Mr. Monahan became our Chief Executive Officer effective July 1, 2005.

(3)	Mr. Archer became our President, Marketing and International effective July 1, 2005.

Option Grants in Fiscal 2005
     The following table shows information about stock option grants to the Named Officers during fiscal 2005. These options are included in the Summary Compensation Table above. All options reported in the following table were granted at fair market value under the 2004 Stock Incentive Plan (the “2004 Plan”). The options have seven-year terms. The rules of the SEC require us to show hypothetical gains that the Named Officers would have for these options at the end of their seven-year terms. These gains are calculated assuming annual compound stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules. They are not our estimate or projection of future stock prices.
     The following table sets forth certain information concerning grants of stock options to each of the Named Officers during 2005:
Stock Option Grants in 2005

	Individual Grants (1)
		% of Total
	Number of	Options			Potential Realizable Value
	Shares	Granted to			at Assumed Annual Rates
	Underlying	Employees	Exercise		of Stock Price Appreciation
	Option	in	Price		for Option Term
Name	Grants	Fiscal Year	(per share)	Expiration Date	5%	10%
James J. McGonigle	50,000	3.60%	$64.88	March 11, 2012	$1,320,634	$3,077,638
Thomas L. Monahan III	150,000	10.81	64.88	March 11, 2012	3,961,901	9,232,915
Michael A. Archer	50,000	3.60	64.88	March 11, 2012	1,320,634	3,077,638
Derek C. M. van Bever	10,000	0.72	64.88	March 11, 2012	264,127	615,528
Timothy R. Yost	40,000	2.88	64.88	March 11, 2012	1,056,507	2,462,111

(1)	Options granted under the 2004 Plan become exercisable 25% per year beginning one year after the date of grant.
Option Exercises in 2005 and Year-End Option Values
     The following table shows information about the value realized on option exercises for each of the Named Officers during fiscal 2005, and the value of their unexercised options at the end of fiscal 2005. Value realized, or gain, is measured as the difference between the exercise price and market value.
Aggregated Option Exercises in 2005
and Year-End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired	Value	Options at Fiscal Year-End		at Fiscal Year-End (1)
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James J. McGonigle	3,225	$110,069	459,275	312,500	$25,877,693	$14,863,000
Thomas L. Monahan III	3,225	107,231	165,525	241,250	9,380,668	8,334,825
Michael A. Archer	87,500	2,625,110	38,750	191,250	2,009,500	8,782,000
Derek C. M. van Bever	89,275	2,671,970	3,225	71,250	189,308	3,522,025
Timothy R. Yost	42,750	1,196,415	43,751	129,999	2,346,670	5,577,718

(1)	Based on the closing price of our common stock on December 30, 2005 of $89.70 per share.

Board of Directors Compensation
     The Board of Directors or, to the extent authorized by the Board, the Compensation Committee, sets directors’ compensation under The Corporate Executive Board Company Directors’ Stock Plan and such other arrangements as the Compensation Committee determines to be appropriate. Each director who was not an employee received an initial grant of options to purchase 30,000 shares of common stock upon election as a non-employee director. Non-employee directors also received an annual grant of options to purchase 6,000 shares of common stock and a $20,000 annual retainer. Directors who are employees of the Company did not receive additional cash compensation for their service on the Board. Compensation paid to Mr. McGonigle and Mr. Monahan for 2005 is described above in Item 11 of this Form 10-K/A.
Employment Contracts, Termination of Employment and Change of Control Arrangements
Option Plans
The Corporate Executive Board Company 1999 Stock Option Plan, The Corporate Executive Board Company 2001 Stock Option Plan, The Corporate Executive Board Company 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan
     In the event that there is any change in the number or kind of the outstanding shares of our common stock, whether by reason of merger, consolidation or otherwise, then the plan administrator of the 1999 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan (collectively hereafter referred to as the “Plans”) shall, in its sole discretion, determine the appropriate adjustment, if any, to options held by Company employees, including the Named Officers. In addition, in the event of such a change, the plan administrator may accelerate the time or times at which any option may be exercised and may provide for cancellation of accelerated options that are not exercised within a time prescribed by the plan administrator in its sole discretion. Options granted under the Plans generally provide that, if an optionee remains employed by us for one year following a change of control, or if during such time the optionee’s employment is terminated for any reason other than for cause or voluntary resignation, all options granted under the Plans become immediately exercisable. For this purpose, a change of control includes acquisition by any person of more than 50% of our stock, a change in a majority of the Board of Directors to include directors not nominated by the Company and stockholder approval of certain mergers, asset sales or plans of liquidation.
Employment Arrangements
     Mr. McGonigle was compensated at a rate of $600,000 per annum for the first six months of 2005 as Chief Executive Officer and was compensated at a rate of $480,000 per annum for the final six months of 2005 as Executive Chairman of the Board of Directors. The Company and Mr. McGonigle entered into an employment agreement dated January 21, 1999. The employment agreement provides that Mr. McGonigle’s compensation is subject to periodic increases at our sole discretion. The employment agreement requires Mr. McGonigle to devote his efforts and abilities to us on a full-time basis. The employment agreement also provides that, in addition to salary, Mr. McGonigle is entitled to certain fringe benefits, including participation in our 401(k) plan, the reimbursement of business-related expenses, disability insurance coverage and reimbursement of fees and expenses incurred in connection with participation in community and business related organizations. The Company may terminate Mr. McGonigle’s employment without cause at any time, in which event he will receive an amount equal to 125% of one year’s base salary and all the options granted to him will vest and become exercisable immediately. We may terminate Mr. McGonigle’s employment for cause at any time upon three months’ notice. Cause is defined as: the commission of a material act of fraud, theft or dishonesty against us; conviction for any felony; or willful non-performance of material duties which is not cured within 60 days after receipt of written notice. Mr. McGonigle also may voluntarily terminate his employment at any time upon three months’ written notice.
     Contemporaneously with the execution of his employment agreement, Mr. McGonigle executed a noncompetition agreement with us pursuant to which he, among other things, agreed not to compete with us for a period of up to three years after his termination of employment, if he voluntarily resigns or is terminated by us for cause. In addition, if he is terminated by us without cause, (i) he has agreed not to compete with us for one year and (ii) we may require him not to compete with us for up to two additional years if the Company agrees to pay him 125% of his annual base salary at the time of termination for each additional one-year period of noncompetition. Mr. McGonigle also agreed as part of his noncompetition agreement with us not to disclose any of our confidential or proprietary information during the course of his employment or upon termination of his employment for any reason and not to solicit our employees to leave for a period of three years after the termination of his employment with us for any reason.
     Mr. Archer is employed by us pursuant to the terms of an employment agreement, which continues in effect until Mr. Archer’s termination or separation from the Company. Under the terms of the employment agreement, Mr. Archer received an annual salary of $420,000 in 2005, which is subject to periodic increases at our sole discretion. The employment agreement requires Mr. Archer to devote his efforts and abilities to us on a full-time basis. The employment agreement also provides that Mr. Archer is eligible for an annual performance bonus of up to $400,000 with a target bonus of $300,000, the amount of which is to be determined under a policy adopted by us. The employment agreement also provides that Mr. Archer, in addition to salary, is entitled to certain fringe benefits, including participation in our 401(k) plan, the reimbursement of business-related expenses and disability insurance coverage. We may terminate Mr. Archer without cause at any time, or Mr. Archer may terminate his employment for good reason at any time upon three months’ written notice. In either event, Mr. Archer will receive an amount equal to 100% of one year’s base salary plus $100,000, any unvested portion of the 100,000 stock options granted to him upon joining us in March 2002 will vest and become exercisable immediately and The Company will pay COBRA health insurance premiums for one year. The Company may terminate Mr. Archer for cause at any time upon three months’ notice. Mr. Archer also may voluntarily terminate his employment not for good reason at any time upon three months’ written notice. Cause is defined as: the commission of an act of fraud or theft against us; conviction for any felony; conviction for any misdemeanor involving moral turpitude which might, in our opinion, cause embarrassment to us; significant violation of any material Company policy; willful non-performance of material duties which is not cured within thirty days after receipt of written notice; or violation of any material District of Columbia, state or federal laws, rules or regulations in connection with or during performance of his work which, if such violation is curable, is not cured within thirty days after receipt of notice. Good reason with respect to Mr. Archer is defined to exist if we: (i) effect a material adverse change to his employment responsibilities or authority; (ii) effect a reduction in his base salary; (iii) effect a material reduction in his annual performance bonus potential, together with a material decrease in his total compensation potential; (iv) relocate his place of employment to a location that is more than 35 miles from the location of our headquarters; or (v) materially breach the employment agreement.
     The Board of Directors is evaluating new employment agreements with Messrs. Monahan and McGonigle to reflect their current status with the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 14, 2006 by (i) each person known to the Company to own more than 5% of the Company’s common stock, (ii) each Named Officer (as defined in the section of this proxy statement entitled “Executive Compensation”), (iii) each director, and (iv) all current directors and executive officers as a group. . Unless otherwise noted, the address of each beneficial owner, each Named Officer and director is The Corporate Executive Board Company, 2000 Pennsylvania Avenue, NW, Suite 6000, Washington, D.C. 20006.

	Amount and Nature of
	Beneficial Ownership(1)		Total Equity Stake(2)
Name of Beneficial Owner	Number	Percent	Number	Percent
James J. McGonigle	47,051	*	214,352	*
Thomas L. Monahan III	135,673	*	311,576	*
Russell P. Fradin	9,000	*	36,678	*
Robert C. Hall	1,500	*	6,678	*
Nancy J. Karch	37,500	*	42,678	*
David W. Kenny	62,500	*	67,678	*
Daniel O. Leemon	80,740	*	85,918	*
Michael A. Archer	27,954	*	138,456	*
Derek C. M. van Bever	23,865	*	56,365	*
Timothy R. Yost	7,423	*	100,523	*
Morgan Stanley(3)	4,639,862	11.6%	4,639,862	11.3%
All current directors and executive officers as a group (10 people)	433,206	1.1%	1,060,902	2.6%

*	Indicates ownership of less than 1%.

(1)	Unless indicated in the notes, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power. Beneficial ownership includes all options, stock appreciation rights and restricted stock units held by a stockholder that are currently exercisable or exercisable within 60 days of April 14, 2006 (which would be June 13, 2006) as follows: Mr. McGonigle, 12,500 shares; Mr. Monahan, 107,500 shares; Mr. Fradin, 9,000 shares; Mr. Hall, 500 shares; Ms. Karch, 36,500 shares; Mr. Kenny, 61,500 shares; Mr. Leemon, 79,740 shares; Mr. Archer, 22,046 shares; Mr. van Bever, 5,585 shares; Mr. Yost, 0 shares; and all current directors and executive officers as a group, 334,871 shares.

(2)	The Total Equity Stake column indicates the number of shares owned assuming the exercise of all options, stock appreciation rights and restricted stock units, whether vested or unvested, without regard to whether or not the options, stock appreciation rights and restricted stock units are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to options, stock appreciation rights and restricted stock units are deemed to be outstanding, whether vested or unvested and without regard to whether or not the options, stock appreciation rights and restricted stock units are exercisable within 60 days.

(3)	Based solely upon on Amendment No. 2 to Schedule 13G filed on February 15, 2006. This holder has sole voting and dispositive power over 4,639,862 of these shares and shared voting and dispositive power over 3,613 of these shares. The address of Morgan Stanley is 1585 Broadway, New York, NY 10036.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2006:

Report of Management’s Assessment of Internal Control over Financial Reporting,

Reports of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets as of December 31, 2004 and 2005,

Consolidated Statements of Income for the years ended December 31, 2003, 2004 and 2005,

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005,

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005, and

Notes to Consolidated Financial Statements.

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K/A.

Exhibit
No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Common Stock Certificate.*

10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.4	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

10.5	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*** †

10.6	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.*** †

10.7	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*** †

10.8	Employee Stock Purchase Plan dated June 23, 2000.**

10.9	2001 Stock Option Plan. ## †

10.10	2002 Non-Executive Stock Incentive Plan.ä †

10.11	2004 Stock Incentive Plan as amended July 18, 2005. *****†

10.12	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #

10.13	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

Exhibit
No.	Description of Exhibit
10.14	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.15	Form of term sheet for director non-qualified stock options.### †

10.16	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer.±†

10.17	Deferred Compensation Plan. ****†

14.1	Code of Ethics For Directors, Executives and Employees. ####

21.1	List of the Subsidiaries of The Corporate Executive Board Company. ####

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. ####

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. ####

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

****	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 6, 2005.

*****	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on August 24, 2005.

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

####	Incorporated by reference to the registrant’s Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

†	Compensation arrangement.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

ä	Incorporated by reference to Exhibit 10.21.3 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.

SIGNATURE
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated as of May 1, 2006.

The Corporate Executive Board Company

By: /s/ Timothy R. Yost

Timothy R. Yost
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.