Form 10-Q
period 2006-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2006-05-10
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Not applicable.
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 25, 2006, the Company had outstanding 40,021,303 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,634	$424,276
Marketable securities	106,595	2,264
Membership fees receivable, net	74,177	120,242
Deferred income taxes, net	47,585	11,880
Deferred incentive compensation	10,817	11,489
Prepaid expenses and other current assets	11,803	8,944

Total current assets	489,611	579,095

Deferred income taxes, net	3,105	2,958
Marketable securities	207,263	118,096
Goodwill and other intangibles	8,281	8,445
Property and equipment, net	21,559	18,401

Total assets	$729,819	$726,995

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$33,245	$43,667
Accrued incentive compensation	15,923	27,045
Deferred revenues	266,910	261,300

Total current liabilities	316,078	332,012

Other liabilities	8,626	9,569

Total liabilities	324,704	341,581

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized and 42,336,527 and 41,399,533 shares issued, and 40,014,134 and 39,482,727 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	423	414
Additional paid-in capital	331,454	277,028
Retained earnings	220,160	214,892
Accumulated elements of other comprehensive loss	(1,166)	(124)
Treasury stock, 2,322,393 and 1,916,806 shares, at cost, at March 31, 2006 and December 31, 2005, respectively	(145,756)	(106,796)

Total stockholders’ equity	405,115	385,414

Total liabilities and stockholders’ equity	$729,819	$726,995

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues	$105,069	$81,608
Cost of services(1)	37,460	26,394

Gross profit	67,609	55,214

Costs and expenses:
Member relations and marketing(1)	28,850	21,613
General and administrative(1)	15,027	9,394
Depreciation and amortization	1,997	1,449

Total costs and expenses	45,874	32,456

Income from operations	21,735	22,758
Other income, net	6,100	3,019

Income before provision for income taxes	27,835	25,777
Provision for income taxes	10,716	8,635

Net income	$17,119	$17,142

Earnings per share:
Basic	$0.43	$0. 44
Diluted	$0.42	$0.42

Dividends per share	$0.30	$0.10

Weighted average shares used in the calculation of earnings per share:
Basic	39,579	39,021
Diluted	41,065	40,577

(1) The following table summarizes the share-based compensation recognized in accordance with Statement of Financial Accounting Standards 123(R) included in the condensed consolidated statements of income above.

Cost of services	$3,086	$—
Member relations and marketing	1,507	—
General and administrative	1,942	—
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$17,119	$17,142
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,023	1,449
Deferred income taxes	(2,081)	8,635
Share-based compensation	6,535	—
Amortization of marketable securities premiums, net	(216)	635
Changes in operating assets and liabilities:
Membership fees receivable, net	46,065	34,753
Deferred incentive compensation	672	896
Prepaid expenses and other current assets	1,105	(615)
Accounts payable and accrued liabilities	(14,562)	(2,367)
Accrued incentive compensation	(11,131)	(5,817)
Deferred revenues	5,610	(862)
Other liabilities	(943)	506

Net cash flows provided by operating activities	50,196	54,355

Cash flows from investing activities:
Purchases of property and equipment, net	(4,945)	(1,160)
(Purchases) sales and maturities of marketable securities, net	(194,920)	21,559

Net cash flows (used in) provided by investing activities	(199,865)	20,399

Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,555	44,676
Proceeds from the issuance of common stock under the employee stock purchase plan	416	334
Excess tax benefits from share-based compensation arrangements	12,797	—
Purchase of treasury shares	(38,960)	(16,218)
Payment of dividends	(11,851)	(3,873)
Reimbursement of common stock offering costs	70	35
Payment of common stock offering costs	—	(2)

Net cash flows (used in) provided by financing activities	(35,973)	24,952

Net (decrease) increase in cash and cash equivalents	(185,642)	99,706
Cash and cash equivalents, beginning of period	424,276	113,996

Cash and cash equivalents, end of period	$238,634	$213,702

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
Note 2. Condensed consolidated financial statements
     The accompanying condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of December 31, 2005 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2006, may not be indicative of the results that may be expected for the year ending December 31, 2006, or any other period within calendar year 2006.
Note 3. Share-based compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense for the first quarter includes compensation expense for all share-based compensation awards granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“FAS 123”). Share-based compensation expense for all share-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro-forma information required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation--Transition and Disclosure” (“FAS 148”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual options forfeitures. For grants of share-based awards in the quarter ended March 31, 2006, the Company has assumed a forfeiture rate based on historical experience over the past 6 years. The Company does not have a history of material forfeitures. The Company records share-based compensation expense on a straight-line basis over the vesting period.
     Under the principal share-based compensation plans, the Company granted certain employees options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase the common stock of the Company at the fair market value on the date of grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. All grants for all types of awards vest 25% per year beginning one year after the grant date. Restricted stock unit holders do not participate in dividends nor do they have voting rights, until the restrictions lapse.

Impact of adoption of FAS 123(R)
     As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $6.5 million and $4.0 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.53 and $0.51, respectively, if the Company had not adopted FAS 123(R), compared to reported basic and diluted earnings per share of $0.43 and $0.42, respectively.
     Prior to the adoption of FAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon the adoption of FAS 123(R), excess tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. During the three months ended March 31, 2006, the Company included $12.8 million of excess tax benefits in the financing section of the cash flow statement, representing the amount of excess tax benefits used to reduce the Company’s tax liability incurred during the first quarter of 2006.
     As of March 31, 2006, $61.7 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 1.31 years.
Pro-forma information for periods prior to the adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123 as if the fair value method defined by FAS 123 had been applied to share-based compensation.
     The pro-forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Three Months
Ended March
31, 2005
(In thousands,
except per
share amounts)
Net income, as reported	$17,142
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	3,460

Pro-forma net income	$13,682

Earnings per share:
Basic — as reported	$0.44
Basic — pro-forma	$0.35
Diluted — as reported	$0.42
Diluted — pro-forma	$0.34
     The Company estimated the fair value of options issued for the three months ended March 31, 2005 using the Black-Scholes option valuation model. The Company used a risk-free interest rate of 4.3%, an expected dividend yield of 0.6%, an expected life of options (in years) of 4.4 years, and an expected volatility of 30%.
Equity incentive plans
     The Company issues awards under the 2004 Stock Incentive Plan, adopted in 2004 (the “2004 Plan”) and the Directors’ Stock Option Plan, adopted in 1998 (“the Directors’ Plan”) (together “the Plans”). All regular employees and Directors were eligible to receive equity awards in the first quarter of fiscal 2006. Options are typically granted as non-qualified stock options but the Plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. Further, the 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. Grants may consist of treasury shares or newly issued shares. The exercise price of a stock option or other equity-based award is equal to the fair market value of the Company’s common stock on the grant date. The contractual term of equity awards ranges from 7 to 10 years.

Valuation assumptions
     In the first quarter of 2006, the Company changed the valuation model used for estimating the fair value of share-based compensation awards from a Black-Scholes valuation model to a lattice valuation model. This change was made because of the Company’s belief that the lattice valuation model provides a better estimate of fair value of shared-based compensation awards granted. The lattice model can incorporate a range of possible outcomes over an award’s term and can be adjusted for changes in certain assumptions over time. The Black-Scholes model assumptions are more constant over time, which is not always consistent with an employee’s exercise behavior. In accordance with APB 20, “Accounting Changes”, this change was made for awards granted to employees and directors beginning in the first quarter of 2006. A total of 618,150 stock appreciation rights were granted in the three months ended March 31, 2006 at a weighted average fair value of $26.13 per share. The Black-Scholes model would have produced a value that was approximately 16% higher.
     The Company calculated the fair value of each award on the date of grant using a lattice valuation model for share-based compensation awards granted subsequent to the adoption of FAS 123(R) on January 1, 2006. For grants prior to January 1, 2006, the Black-Scholes valuation model was applied. The following assumptions were used to value grants of share-based awards for each respective period:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	4.8%	4.3%
Dividend yield	1.3%	0.6%
Expected life of option (in years)	4.5	4.4
Expected volatility	30%	30%

Weighted-average fair value of share-based compensation awards granted	$26.13	$19.49
     The valuation of restricted stock units is determined using the fair market value on the date of grant, discounted by the present value of dividends expected to be declared and paid over the vesting period.
Equity based award activity
     The following table summarizes the changes in common stock options for the equity incentive plans described above for the quarter ended March 31, 2006:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic Value
	of Options	Exercise Price	Contractual Term	(in millions)

Options outstanding, December 31, 2005	5,271,183	$44.96	6.14
Options granted	—	—
Options cancelled	(13,248)	33.37
Options exercised	(2,126,964)	36.60

Options outstanding, March 31, 2006	3,130,971	$50.66	5.88	$157.3

Options exercisable, March 31, 2006	842,097	$43.47	5.89	$48.4

      A total of 1,417,500 options vested during the three months ended March 31, 2006 with a total fair value of $25.0 million.

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006, which closing price was $100.90, and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock.
      For the three months ended March 31, 2006, the Company granted 618,150 stock appreciation rights with a weighted average fair value of $26.13, a remaining contractual term of 6.95 years, and a weighted average exercise price of $97.40. No stock appreciation rights were vested as of March 31, 2006.
     For the three months ended March 31, 2006, the Company granted 60,661 restricted stock units with a weighted average fair value of $94.78 and a remaining contractual term of 6.95 years. No restricted stock units were vested at March 31, 2006.
Employee stock purchase plan
      The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the three month purchase period. During the three months ended March 31, 2006 the Company issued 6,237 shares under the ESPP at an average price of $66.73 per share. Total cash received for ESPP issuances for the three months ended March 31, 2006 was approximately $0.4 million. At March 31, 2006, approximately 0.9 million shares were available for issuance. The ESPP continues to be valued using the Black-Scholes model as employee exercise patterns are not relevant to this plan.
Note 4. Sales of common stock
     In March 2006 and 2005, certain of the Company’s shareholders sold 0.9 million and 1.3 million shares, respectively, of the Company’s common stock in transactions that were exempt from registration. The common stock sold in March 2006 and 2005 consisted primarily of common stock obtained by employees and directors from the exercise of Company common stock options. The Company did not directly receive any proceeds from the sale of its common stock; however, it did receive cash from the exercise of the common stock options in March 2005.
     As a part of the 2006 sale of common stock, employees and directors exercised approximately 2.0 million non-qualified and incentive stock options. The employees and directors elected to pay for the stock option exercise price in shares of common stock which, when using the fair market value on the date of exercise, amounted to approximately 768,000 shares of common stock. In addition, the employees and directors used common stock received from the exercise of the stock options to satisfy the statutory minimum federal income tax withholding obligations generated from the exercise of Company stock options. In effect, the Company repurchased, at fair market value, a portion of the common stock received by the employees and directors upon exercise of the Company common stock options. The Company remitted the proceeds for the common stock repurchase directly to the respective tax authority, instead of the employee or director, to satisfy the statutory minimum federal income tax withholding obligations generated from the exercise of the Company stock options. The total cost of the common stock repurchase, to satisfy employee and director statutory minimum federal income tax withholding obligations, was approximately $37.7 million, representing approximately 391,000 shares. The amount of the repurchase will count against the existing authorized share repurchase amount.
     In addition, the Company recognized approximately $1.9 million and $0.5 million in compensation expense reflecting primarily additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified and incentive common stock options in conjunction with the sales in March 2006 and 2005, respectively. Of the $1.9 million and $0.5 million total compensation expense recognized in March 2006 and 2005, respectively, approximately $0.8 million and $0.3 million is included within “Cost of services,” approximately $0.3 million and $0.1 million is included within “Member relations and marketing” and approximately $0.8 million and $0.1 million is included within “General and administrative” expenses in the condensed consolidated statements of income for the three months ended March 31, 2006 and 2005, respectively.
Note 5. Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effects of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury-stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months
	ended March 31,
	2006	2005
Basic weighted average common shares outstanding	39,579	39,021
Dilutive common shares outstanding	1,486	1,556

Diluted weighted average common shares outstanding	41,065	40,577

Note 6. Comprehensive income (loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended March 31, 2006 and 2005 was $16.1 million and $14.7 million, respectively. The accumulated elements of other comprehensive loss, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised primarily of unrealized losses on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $(1.0) million and $(2.4) million during the three months ended March 31, 2006 and 2005, respectively. The tax benefit associated with unrealized losses on available-for-sale marketable securities included within comprehensive income (loss) was $(0.6) million and $(1.3) million for the three months ended March 31, 2006 and 2005, respectively.
Note 7. Supplemental cash flow disclosures
     For the three months ended March 31, 2006 and 2005, the Company recognized $45.9 million and $15.5 million in stockholders’ equity for tax deductions associated with share-based payment arrangements related to the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. As of March 31, 2006, the Company has $33.1 million of excess deductions, that are expected to be recognized, in the financing section of the cash flow statement during 2006. Estimated income tax payments for the three months ended March 31, 2006 and 2005 were $7.3 million and $0, respectively.
Note 8. Stockholders’ equity
     In February 2006, the Company announced that its Board of Directors authorized a share repurchase of up to an additional $150 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorizations from February 2003 of $75 million and February 2005 of an additional $100 million, provided the Company the opportunity to repurchase up to approximately $218.2 million of its shares as of the date of the additional share repurchase authorization in February 2006. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations.

     As of March 31, 2006 and December 31, 2005, the Company had repurchased 2,322,393 and 1,916,806 shares of the Company’s common stock, respectively, at a total cost of $145.8 million and $106.8 million, respectively. Refer to “Note 4. Sales of common stock” for additional information regarding the repurchase of common stock during the quarter ended March 31, 2006.
     In February 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.30 per share, which was paid on March 31, 2006 to stockholders of record at the close of business on March 10, 2006. The dividends paid by the Company on March 31, 2006 to stockholders of record totaled $11.9 million. The Company is funding its dividend payments with cash on hand and cash generated from operations. See “Note 11. Subsequent events” for information on the declaration of the 2006 second quarter dividend.
Note 9. Income taxes
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). In October 2003, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through 2005 and increased to 6.0% effective January 1, 2006 and thereafter, versus 9.975% prior to this qualification, and the Company is also eligible for certain Washington, D.C. income tax credits and other benefits.
Note 10. Deferred Compensation Plan
     Effective July 1, 2005, the Company implemented the Deferred Compensation Plan (the “Plan”) for certain staff and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. Effective January 1, 2006, the Company amended the Plan to address new regulations and guidance. A copy of the amended plan is provided as an exhibit to this quarterly report. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Plan also allows the Company to make discretionary Company contributions at any time based on individual or overall company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a grantor trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any contributions to the Plan for the quarter ended March 31, 2006 or for the year ended 2005.
Note 11. Subsequent events
     In May 2006, the Board of Directors declared a quarterly cash dividend of $0.30 per share. The dividend is payable on June 30, 2006 to stockholders of record at the close of business on June 15, 2006. The Company will fund its dividend payment with cash on hand and cash generated from operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the U.S. Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), whether the Washington, D.C. Office of Tax and Revenue withdraws our QHTC status and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our filings with the U.S. Securities and Exchange Commission, including, but not limited to, our 2005 Annual Report on Form 10-K.

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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 29.1% to $408.8 million at March 31, 2006 from $316.6 million at March 31, 2005.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the “Critical Accounting Policies” section below.
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
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services, which are comprised of compensation, including share-based compensation, of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions and share-based compensation), travel and all associated support services. General and administrative expenses consist of compensation, including share-based compensation, and other costs associated with human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements, and the amortization of our intangible assets.
Critical Accounting Policies
     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. In addition to the critical accounting policies discussed in our Form 10-K, we have adopted the fair value recognition provisions of FAS 123(R) to account for our share-based compensation as discussed in “Note 3. Share-based compensation” and have accordingly added share-based compensation to our critical accounting policies.
     Share- based compensation – We account for share-based compensation in accordance with FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized as expense in the consolidated statement of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning

January 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that remain unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated.
     Under the provisions of FAS 123(R), we calculate the grant date fair value of share-based awards using a lattice valuation model for grants subsequent to the adoption of FAS 123(R). For grants prior to the adoption of FAS 123(R), we used the Black-Scholes valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), we recognized forfeitures only as they occurred. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
     As mandated by FAS 123(R), beginning in the first quarter of 2006, we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months
	ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of services	35.7	32.3

Gross profit	64.3	67.7

Costs and expenses:
Member relations and marketing	27.5	26.5
General and administrative	14.3	11.5
Depreciation and amortization	1.9	1.8

Total costs and expenses	43.7	39.8

Income from operations	20.7	27.9
Other income, net	5.8	3.7

Income before provision for income taxes	26.5	31.6
Provision for income taxes	10.2	10.6

Net income	16.3%	21.0%

Three Months Ended March 31, 2006 and 2005
     Revenues. Revenues increased 28.7% to $105.1 million for the three months ended March 31, 2006, from $81.6 million for the three months ended March 31, 2005. The largest driver of the increase in revenues during the three months ended March 31, 2006 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three months ended March 31, 2006 included the addition of new members and the introduction of new research programs.
     Cost of services. Cost of services increased 41.9% to $37.5 million for the three months ended March 31, 2006, from $26.4 million for the three months ended March 31, 2005. The year-over-year increase in Cost of services was principally due to compensation costs for new and existing research and executive education staff, including share-based compensation expense, an increase in external consulting expenses to support the growth of our existing programs, new program launches, and an increase in travel related expenses. These increases were offset by a true-up of incentive expense recorded in the prior year which, based upon a review and analysis of the prior year incentive estimate, is not expected to be paid in 2006. Beginning January 1, 2006, we adopted FAS 123(R) which addresses the accounting for share-based compensation. Included within Cost of services expense for the three months ended March 31, 2006 is approximately of $3.1 million of share-based compensation expense calculated in accordance with FAS 123(R). We did not recognize share-based compensation expense in accordance with FAS 123(R) within the financial statements prior to January 1, 2006. Cost of services as a percentage of revenues increased to 35.7% for the three months ended March 31, 2006, from 32.3% for the three months ended March 31, 2005. The increase is due to the recognition of share-based compensation in accordance with FAS 123(R) beginning January 1, 2006, a shift in the timing of our publishing and executive education seminar schedule relative to the period ended March 31, 2005, and an increase in the number of research and executive education staff. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the Cost of services as a percentage of revenues for the three months ended March 31, 2006 may not be indicative of future quarterly or annual results.
     Gross profit. Historically, the Gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin may vary over future quarterly or annual periods. A number of factors that impact gross profit margin are discussed in the “Cost of services” description above.
     Member relations and marketing. Member relations and marketing costs increased 33.5% to $28.9 million for the three months ended March 31, 2006 from $21.6 million for the three months ended March 31, 2005. The year-over-year increase in Member relations and marketing costs is principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support our expanding membership base, the increase in travel expenses associated with new sales staff, the increase in commission expense associated with the growth in our revenues and compensation cost increases. As noted above, beginning January 1, 2006, we adopted FAS 123(R) that addresses the accounting for share-based compensation. Included within Member relations and marketing expense during the three months ended March 31, 2006 is approximately of $1.5 million of share-based compensation expense calculated in accordance with FAS 123(R). We did not recognize share-based compensation expense in accordance with FAS 123(R) within the financial statements prior to January 1, 2006. Marketing and member relations expense as a percentage of revenues increased to 27.5% for the three months ended March 31, 2006 from 26.5% for the three months ended March 31, 2006, primarily for the items noted above.
     General and administrative. General and administrative expenses increased 60.0% to $15.0 million for the three months ended March 31, 2006, from $9.4 million for the three months ended March 31, 2005. The year-over-year increase in General and administrative expenses is driven by staff and staff related compensation costs and the use of external consultants to support our organizational growth, including expenses associated with the development of our new Rosslyn, Virginia office building. As noted above, beginning January 1, 2006, we adopted FAS 123(R) that addresses the accounting for share-based compensation. Included within General and administrative expense during the three months ended March 31, 2006 is approximately of $1.9 million of share-based compensation expense calculated in accordance with FAS 123(R). We did not recognize share-based compensation expense in accordance with FAS 123(R) within the financial statements prior to January 1, 2006. General and administrative expenses as a percentage of revenues increased to 14.3% for the three months ended March 31, 2006 from 11.5% for the three months ended March 31, 2005, primarily for the items noted above.
     Depreciation and amortization. Depreciation and amortization expense increased 37.8% to $2.0 million for the three months ended March 31, 2006, from $1.4 million for the three months ended March 31, 2005. The increase in depreciation and amortization expense was principally due to the additional investment in leasehold improvements for additional office space in the Washington, D.C. and London offices, the purchase of computer equipment and management information systems software to support organizational growth and the amortization of intangible assets that have been capitalized as part of our acquisition in the third quarter of 2005.
     Other income, net. Other income, net increased 102.1% to $6.1 million for the three months ended March 31, 2006, from $3.0 million for the three months ended March 31, 2005. The growth in Other income, net, was associated with the increased levels of cash, cash equivalents and marketable securities and with increased investment returns in a higher interest rate environment. Cash, cash equivalents and marketable securities increased as a result of cash flows from operating activities as further discussed in the Liquidity and Capital Resources section below.
     Provision for income taxes. We recorded a Provision for income taxes of $10.7 million and $8.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase in the Provision for income taxes primarily reflects the increase in our net income, and the related income tax effect, and the increase in the Washington, D.C. Qualified High Technology Company (“QHTC”) statutory income tax rate to 6.0% in 2006 from 0.0% in 2005. See further discussion of the Washington, D.C. QHTC statutory income tax rate in “Note 9. Income taxes.” The increase in the effective income tax rate to 38.5% for the three months ended March 31, 2006 from 33.5% for the three months ended March 31, 2005, also reflects a decrease in the estimated benefit that we receive from certain Washington, D.C. income tax incentives, as these incentives may not be realized, and the elimination of certain federal income tax incentives.
Liquidity and Capital Resources
     Effective January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method. Under FAS 123(R), we have reported the benefits of tax deductions in excess of recognized book compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows for the three months ended March 31, 2006. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Prior period results have not been restated.
     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $50.2 million and $54.4 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, operating cash flows were generated primarily by the collection of membership fees receivable and net income, offset by the decrease in accounts payable and accrued liabilities, and the decrease in accrued incentive compensation. For the three months ended March 31, 2005, operating cash flows were generated principally by the collection of membership fees receivable, net income and the utilization of tax benefits resulting from share-based compensation arrangements, offset by the decrease in accrued incentive compensation and accounts payable and accrued liabilities. As of March 31, 2006, we had cash, cash equivalents and marketable securities of $552.5 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. We used net cash flows in investing activities of $199.9 million during the three months ended March 31, 2006 and generated net cash flows from investing activities of $20.4 million during the three months ended March 31, 2005. During the three months ended March 31, 2006, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of maturities, of $194.9 million, and leasehold improvements for additional office space in Washington, D.C. and London, England and computer equipment and software of $4.9 million. During the three months ended March 31, 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities of $21.6 million, partially offset by the purchase of property and equipment totaling $1.2 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $36.0 million during the three months ended March 31, 2006 and generated net cash flows from financing activities of $25.0 million during the three months ended March 31, 2005. During the three months ended March 31, 2006, net cash flows from financing activities were used primarily for the repurchase of our common stock, the payment of dividends, which totaled $11.9 million, partially offset by the recognition of excess tax benefits resulting from share-based compensation arrangements and proceeds from the issuance of common stock under the employee stock purchase plan. Net cash provided by financing activities during the three months ended March 31, 2005 was primarily attributed to the receipt of proceeds of $44.7 million from the exercise of common stock options, partially offset by the repurchase of our common stock during the period, which totaled $16.2 million, and the payment of dividends during the period, which totaled $3.9 million.
     The Board of Directors declared a quarterly cash dividend of $0.30 per share in May 2006 which will be payable in June 2006. See further discussion of the quarterly dividend in “Note 11. Subsequent events” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”
     During the three months ended March 31, 2006, we had no material changes, outside of the ordinary course of business, in our non-cancelable contractual financial obligations. At March 31, 2006 and December 31, 2005, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
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
Item 1A. Risk Factors.
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year ended December 31, 2005, and the following risk factors in evaluating us and our business.
Changes in estimates or interpretations under financial accounting standards related to share-based payments could have a material adverse impact on our reported results of operations.
     In December 2004, the Financial Accounting Standards Board issued FAS No. 123R, Share-Based Payment. FAS No. 123(R) is a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and was effective as of January 1, 2006. The application of FAS No. 123(R) requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how FAS No. 123(R) will be interpreted and applied as companies and their advisors gain more experience with the standard.
     There is a risk that, as we and others gain experience with FAS No. 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to record an adjustment to or correct the charges taken in prior periods. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results on a GAAP basis that are consistent with previously provided financial guidance concerning our expected results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
January 1, 2006 to January 31, 2006	—	$—	—	$218,203,250
February 1, 2006 to February 28, 2006	—	—	—	$218,203,250
March 1, 2006 to March 31, 2006	—	—	—	$179,243,004	*

Total	—	$—	—

*	Refer to “Note 4. Sales of common stock” for discussion of the stock repurchased by the Company in conjunction with the sale of common stock by employees and directors of the Company during the three months ended March 31, 2006. The dollar value of the shares repurchased by the Company during the three months ended March 31, 2006, in conjunction with the exercise of Company common stock options and the subsequent sale of the common stock, will count against the existing authorized share repurchase amount.
     In February 2006, we announced that our Board of Directors authorized a share repurchase of up to an additional $150 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations from February 2003 of $75 million and February 2005 of an additional $100 million, provided us the opportunity to repurchase up to approximately $218.2 million of our shares as of the date of the additional share repurchase authorization in February 2006. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. As of March 31, 2006 and December 31, 2005, we had repurchased 2,322,393 and 1,916,806 shares of our common stock, respectively at a total cost of approximately $145.8 million and $106.8 million, respectively.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     (a) Exhibits:

Exhibit No.	Description
10.1	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units.

10.2	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 1999 Stock Option Plan, 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights.

10.3	The Corporate Executive Board Deferred Compensation Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Corporate Executive Board Company
(Registrant)

Date: May 10, 2006
	By:	/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)