Form 10-Q
period 2006-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2006-08-09
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
As of July 25, 2006, the Company had outstanding 40,263,967 shares of Common Stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,626	$424,276
Marketable securities	107,490	2,264
Membership fees receivable, net	76,826	120,242
Deferred income taxes, net	36,646	11,880
Deferred incentive compensation	11,029	11,489
Prepaid expenses and other current assets	12,045	7,671

Total current assets	469,662	577,822

Deferred income taxes, net	3,740	2,958
Marketable securities	205,380	118,096
Goodwill and other intangibles	8,153	8,445
Other non-current assets	7,480	1,273
Property and equipment, net	22,714	18,401

Total assets	$717,129	$726,995

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$31,029	$43,667
Accrued incentive compensation	19,123	27,045
Deferred revenues	254,334	261,300

Total current liabilities	304,486	332,012

Other liabilities	14,205	9,569

Total liabilities	318,691	341,581

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized and 42,778,432 and 41,399,533 shares issued, and 40,263,967 and 39,482,727 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	428	414
Additional paid-in capital	339,594	277,028
Retained earnings	225,820	214,892
Accumulated elements of other comprehensive loss	(2,245)	(124)
Treasury stock, 2,514,465 and 1,916,806 shares, at cost, at June 30, 2006 and December 31, 2005, respectively	(165,159)	(106,796)

Total stockholders’ equity	398,438	385,414

Total liabilities and stockholders’ equity	$717,129	$726,995

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$111,662	$87,351	$216,731	$168,959
Cost of services (1)	39,059	30,088	76,519	56,482

Gross profit	72,603	57,263	140,212	112,477

Costs and expenses:
Member relations and marketing (1)	31,925	23,478	60,775	45,091
General and administrative (1)	15,498	9,385	30,525	18,779
Depreciation and amortization	2,425	1,921	4,422	3,370

Total costs and expenses	49,848	34,784	95,722	67,240

Income from operations	22,755	22,479	44,490	45,237
Other income, net	6,128	3,154	12,228	6,173

Income before provision for income taxes	28,883	25,633	56,718	51,410
Provision for income taxes	11,120	8,587	21,836	17,222

Net income	$17,763	$17,046	$34,882	$34,188

Earnings per share:
Basic	$0.44	$0.43	$0.87	$0.87
Diluted	$0.43	$0.41	$0.85	$0.84

Dividends per share	$0.30	$0.10	$0.60	$0.20

Weighted average shares used in the calculation of earnings per share:
Basic	40,394	39,926	40,026	39,475
Diluted	41,233	41,194	41,241	40,886

(1)      The following table summarizes the share-based compensation recognized in accordance with Statement of Financial Accounting Standards No. 123(R) included in the condensed consolidated statements of income above.

Cost of services	$3,242	$—	$6,328	$—
Member relations and marketing	1,426	—	2,933	—
General and administrative	1,896	—	3,838	—
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$34,882	$34,188
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,424	3,370
Deferred income taxes	21,960	17,222
Share-based compensation	13,099	—
Excess tax benefits from share-based compensation arrangements	(18,180)	—
Amortization of marketable securities premiums, net	(932)	1,240
Changes in operating assets and liabilities:
Membership fees receivable, net	43,416	40,442
Deferred incentive compensation	460	960
Prepaid expenses and other current assets	(4,791)	(873)
Other non-current assets	(6,206)	—
Accounts payable and accrued liabilities	(12,969)	3,004
Accrued incentive compensation	(7,980)	(976)
Deferred revenues	(6,966)	(11,859)
Other liabilities	4,631	756

Net cash flows provided by operating activities	64,848	87,474

Cash flows from investing activities:
Purchases of property and equipment, net	(8,116)	(3,024)
(Purchases) sales and maturities of marketable securities, net	(194,787)	78,608

Net cash flows (used in) provided by investing activities	(202,903)	75,584

Cash flows from financing activities:
Proceeds from the exercise of common stock options	2,630	44,905
Proceeds from the issuance of common stock under the employee stock purchase plan	912	655
Excess tax benefits from share-based compensation arrangements	18,180	—
Purchase of treasury shares	(58,363)	(27,534)
Payment of dividends	(23,954)	(7,862)
Reimbursement of common stock offering costs	70	35
Payment of common stock offering costs	(70)	(2)

Net cash flows (used in) provided by financing activities	(60,595)	10,197

Net (decrease) increase in cash and cash equivalents	(198,650)	173,255
Cash and cash equivalents, beginning of period	424,276	113,996

Cash and cash equivalents, end of period	$225,626	$287,251

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
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented as of December 31, 2005 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. Certain amounts included on the condensed consolidated balance sheet at December 31, 2005 have been reclassified to conform to current period presentation. The results of operations for the three and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006, or any other period within calendar year 2006.
Note 3. Recent accounting pronouncements
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on the Company’s financial statements.
Note 4. Share-based compensation
     The total compensation expense related to share-based compensation awards for the three and six months ended June 30, 2006 was $6.6 million and $13.1 million, respectively. The Company’s net income for the three and six months ended June 30, 2006 was $4.0 million and $8.1 million lower, including tax benefits of $2.6 million and $5.0 million, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). The impact on both basic and diluted earnings per share for the three months ended June 30, 2006 was $0.10 lower than if the Company had not adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). Basic and diluted earnings per share for the six months ended June 30, 2006 was $0.20 and $0.19 lower, respectively, than if the Company had not adopted FAS 123(R).
     Effective January 1, 2006, the Company adopted FAS 123(R), using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Share-based compensation expense for all share-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company previously recorded share-based compensation expense in accordance with the provisions of APB No. 25, which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant. The Company records share-based compensation expense on a straight-line basis over the vesting period.

     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro-forma information required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual options forfeitures.
     Under the principal share-based compensation plans, the Company may grant certain employees options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase the common stock of the Company at the fair market value on the date of grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options and stock appreciation rights do not participate in dividends until after the exercise of the award. Restricted stock unit holders do not participate in dividends nor do they have voting rights, until the restrictions lapse.
     Prior to the adoption of FAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon the adoption of FAS 123(R), excess tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. During the six months ended June 30, 2006, the Company included $18.2 million of excess tax benefits in the financing section of the cash flow statement, representing the amount of excess tax benefits used to reduce the Company’s tax liability incurred during the first six months of 2006.
Equity incentive plans
     The Company issues awards under the 2004 Stock Incentive Plan, adopted in 2004 (the “2004 Plan”) and the Directors’ Stock Option Plan, adopted in 1998 (“the Directors’ Plan”) (together “the Plans”). All regular employees and directors were eligible to receive equity awards in the six months ended June 30, 2006. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. Grants may consist of treasury shares or newly issued shares. Options are typically granted as non-qualified stock options but the Plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option or other equity-based award is equal to the fair market value of the Company’s common stock on the grant date. Grants for all types of awards generally vest 25% per year beginning one year after the grant date. The contractual term of equity awards ranges from 7 to 10 years. As of June 30, 2006, the Company had 2.0 million shares available for issuance under the Plans.
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

     The Company calculated the fair value of each award on the date of grant using a lattice valuation model for share-based compensation awards granted subsequent to the adoption of FAS 123(R) on January 1, 2006. For grants prior to January 1, 2006, the Black-Scholes valuation model was applied. The following assumptions were used to value grants of share-based awards for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.1%	3.7%	4.8%	4.3%
Dividend yield	1.2%	0.6%	1.3%	0.6%
Expected life of option (in years)	5.2	4.5	4.5	4.4
Expected volatility	30%	30%	30%	30%
Weighted-average fair value of share-based compensation awards granted	$31.17	$19.70	$26.17	$19.49
     The Black-Scholes model would have produced values that were approximately 10% and 16% higher for the three and six months ended June 30, 2006, respectively. The valuation of restricted stock units is determined using the fair market value on the date of grant, discounted by the present value of dividends expected to be declared and paid over the vesting period.
Pro-forma information for periods prior to the adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123 as if the fair value method defined by FAS 123 had been applied to share-based compensation.
     The pro-forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)
Net income, as reported	$17,046	$34,188
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	4,536	7,997

Pro-forma net income	$12,510	$26,191

Earnings per share:
Basic — as reported	$0.43	$0.87
Basic — pro-forma	$0.31	$0.66
Diluted — as reported	$0.41	$0.84
Diluted — pro-forma	$0.31	$0.64
Equity based award activity
     The following table summarizes the changes in common stock options for the equity incentive plans described above for the six months ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic Value
	of Options	Exercise Price	Contractual Term	(in millions)
Options outstanding, December 31, 2005	5,271,183	$44.96	6.14
Options granted	—	—
Options cancelled	(103,262)	50.48
Options exercised	(2,156,704)	36.57

Options outstanding, June 30, 2006	3,011,217	50.82	5.63	$148.7

Options exercisable, June 30, 2006	827,968	$43.60	5.65	$46.9

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 of $100.20 and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock. A total of 1,430,125 options vested during the six months ended June 30, 2006 with a total fair value of $25.2 million.
     The following table summarizes the changes in stock appreciation rights for the equity incentive plans described above for the six months ended June 30, 2006:

Number of
	Stock	Weighted	Weighted Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic Value
	Rights	Exercise Price	Contractual Term	(in millions)
Stock appreciation rights outstanding, beginning of year	—	$—
Stock appreciation rights granted	623,150	97.45	6.70
Stock appreciation rights cancelled	—	—
Stock appreciation rights exercised	—	—

Stock appreciation rights outstanding, June 30, 2006	623,150	$97.45	6.70	$1.7

Stock appreciation rights exercisable, June 30, 2006	—	—

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 of $100.20 and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their stock appreciation rights on June 30, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock.
     The following table summarizes the changes in restricted stock units for the equity incentive plans described above for the six months ended June 30, 2006:

	Number	Weighted	Weighted Average
	of Restricted	Average	Remaining
	Stock Units	Exercise Price	Term
Restricted stock units outstanding, beginning of year	—	$—
Restricted stock units granted	60,661	0.00	3.70
Restricted stock units cancelled	—	—
Restricted stock units exercised	—	—

Restricted stock units outstanding, June 30, 2006	60,661	$0.00	3.70

Restricted stock units exercisable, June 30, 2006	—	—

     A total of 60,661 restricted stock units were granted in the six months ended June 30, 2006 at a weighted average fair value of $94.78 per share.
     As of June 30, 2006, $53.9 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of approximately two years.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the three month purchase period. During the three months ended June 30, 2006 the Company issued 6,589 shares under the ESPP at an average price of $75.23 per share. Total cash received for ESPP issuances for the three months ended June 30, 2006 was approximately $0.5 million. During the six months ended June 30, 2006 the Company issued 12,826 shares under the ESPP at an average price of $71.10 per share. Total cash received for ESPP issuances for the six months ended June 30, 2006 was approximately $0.9 million. At June 30, 2006, approximately 0.9 million shares were available for issuance. The ESPP continues to be valued using the Black-Scholes model as employee exercise patterns are not relevant to this plan.
Note 5. Sales of common stock
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
     As a part of the 2006 sale of common stock, employees and directors exercised approximately 2.0 million non-qualified and incentive stock options. The employees and directors elected to pay for the stock option exercise price in shares of common stock which, when using the fair market value on the date of exercise, amounted to approximately 768,000 shares of common stock. In addition, the employees and directors used common stock received from the exercise of the stock options to satisfy the statutory minimum federal income tax withholding obligations generated from the exercise of Company stock options. In effect, the Company repurchased, at fair market value, a portion of the common stock received by the employees and directors upon exercise of the Company common stock options. The Company remitted the proceeds for the common stock repurchase directly to the respective tax authority, instead of the employee or director, to satisfy the statutory minimum federal income tax withholding obligations generated from the exercise of the Company stock options. The total cost of the common stock repurchase, to satisfy employee and director statutory minimum federal income tax withholding obligations, was approximately $37.7 million, representing approximately 391,000 shares. The amount of the repurchase in March 2006 counted against the existing authorized share repurchase amount.
     In addition, the Company recognized approximately $1.9 million and $0.5 million in compensation expense reflecting primarily additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified and incentive common stock options in conjunction with the sales in March 2006 and 2005, respectively. Of the $1.9 million and $0.5 million total compensation expense recognized in March 2006 and 2005, respectively, approximately $0.8 million and $0.3 million is included within “Cost of services,” approximately $0.3 million and $0.1 million is included within “Member relations and marketing” and approximately $0.8 million and $0.1 million is included within “General and administrative” expenses in the condensed consolidated statements of income for the six months ended June 30, 2006 and 2005, respectively.
Note 6. Earnings per share
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

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	40,394	39,926	40,026	39,475
Dilutive common shares outstanding	839	1,268	1,215	1,411

Diluted weighted average common shares outstanding	41,233	41,194	41,241	40,886

Note 7. Comprehensive income (loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended June 30, 2006 and 2005 was $16.7 million and $18.5 million, respectively. Comprehensive income for the six months ended June 30, 2006 and 2005 was $32.8 million and $33.1 million, respectively. The accumulated elements of other comprehensive loss, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets are comprised primarily of unrealized losses on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $(2.0) million and $(0.4) million during the six months ended June 30, 2006 and 2005, respectively. The tax benefit associated with unrealized losses on available-for-sale marketable securities included within comprehensive income (loss) was $(1.2) million and $(0.2) million for the six months ended June 30, 2006 and 2005, respectively.
Note 8. Supplemental cash flow disclosures
     For the six months ended June 30, 2006 and 2005, the Company recognized $45.9 million and $15.5 million in stockholders’ equity for excess tax deductions associated with share-based payment arrangements related to the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. As of June 30, 2006, the Company has $21.1 million of excess deductions remaining that are expected to be recognized in the financing section of the cash flow statement during 2006. Estimated income tax payments for the six months ended June 30, 2006 and 2005 were $7.5 million and $0, respectively.
Note 9. Stockholders’ equity
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
     As of June 30, 2006 and December 31, 2005, the Company had repurchased 2,514,465 and 1,916,806 shares of the Company’s common stock, respectively, at a total cost of $165.2 million and $106.8 million, respectively. Refer to “Note 5. Sales of common stock” for additional information regarding the repurchase of common stock during the six months ended June 30, 2006.
     During the six months ended June 30, 2006, the Company’s Board of Directors declared quarterly cash dividends of $0.30 per share, which were paid on March 31, 2006 and June 30, 2006 to stockholders of record at the close of business on March 10, 2006 and June 15, 2006, respectively. For the six months ended June 30, 2006, the dividends paid by the Company to stockholders of record totaled $24.0 million. The Company is funding its dividend payments with cash on hand and cash generated from operations. See “Note 13. Subsequent events” for information on the declaration of the 2006 third quarter dividend.
Note 10. Income taxes
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
Note 11. Deferred compensation plan
     Effective July 1, 2005, the Company implemented the Deferred Compensation Plan (the “Plan”) for certain staff and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. Effective January 1, 2006, the Company amended the Plan to address new regulations and guidance. A copy of the amended plan is filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 filed on May 10, 2006. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Plan also allows the Company to make discretionary Company contributions at any time based on individual or overall company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a grantor trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any contributions to the Plan for the six months ended June 30, 2006 or for the year ended 2005.
Note 12. Commitments and contingencies
     The Company leases office facilities in the United States and the United Kingdom expiring on various dates over the next twenty-two years. In the second quarter of 2006, the Company entered into a new lease agreement for additional office space in the United Kingdom. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $591 million at June 30, 2006 and are scheduled to be paid out as follows: $7.8 million for the six months ending December 31, 2006, $20.6 million for the year ending December 31, 2007, $25.6 million for the year ending December 31, 2008, $30.3 million for the year ending December 31, 2009, $30.2 million for the year ending December 31, 2010 and $476.5 million thereafter. The increase in the future commitments is primarily due to the lease payments for the new United Kingdom lease for additional office space mentioned above for which payments will begin in 2007 for a term of twelve years. The Company further entered into additional leases for office space in Washington D.C. The expiration of these leases will coincide with the Company’s move to the new Rosslyn, Virginia headquarters in early 2008.
      The Company continues to evaluate certain potential tax exposures relating to sales and use, payroll, income and property tax laws and regulations for various states in which the Company sells or supports its goods and services. At June 30, 2006, the Company has accrued a liability of approximately $3.5 million for such exposures. Management believes the accrual adequately provides for any ultimate amounts that are likely to result from this evaluation. Furthermore, management does not believe that any amount of loss in excess of recorded amounts is reasonably possible. However, final assessments, if any, could be different than the amounts recorded in the financial statements.
Note 13. Subsequent events
     In August 2006, the Board of Directors declared a quarterly cash dividend of $0.30 per share. The dividend is payable on September 29, 2006 to stockholders of record at the close of business on September 15, 2006. The Company will fund its dividend payment with cash on hand and cash generated from operations.
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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 28.7% to $426.7 million at June 30, 2006 from $331.6 million at June 30, 2005.

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
Critical Accounting Policies
     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. In addition to the critical accounting policies discussed in our Form 10-K, we have adopted the fair value recognition provisions of FAS 123(R) to account for our share-based compensation as discussed in “Note 4. Share-based compensation” and have accordingly added share-based compensation to our critical accounting policies.
     Share-based compensation – We account for share-based compensation in accordance with FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized as expense in the consolidated statement of income over the vesting periods of the awards. In accordance with the modified prospective transition method, compensation cost recognized by us beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated.
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
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	35.0	34.4	35.3	33.4

Gross profit	65.0	65.6	64.7	66.6

Costs and expenses:
Member relations and marketing	28.6	26.9	28.0	26.7
General and administrative	13.9	10.7	14.1	11.1
Depreciation and amortization	2.2	2.2	2.0	2.0

Total costs and expenses	44.6	39.8	44.2	39.8

Income from operations	20.4	25.7	20.5	26.8
Other income, net	5.5	3.6	5.6	3.7

Income before provision for income taxes	25.9	29.3	26.2	30.4
Provision for income taxes	10.0	9.8	10.1	10.2

Net income	15.9%	19.5%	16.1%	20.2%

Three and Six Months Ended June 30, 2006 and June 30, 2005
     Revenues. Revenues increased 27.8% to $111.7 million for the three months ended June 30, 2006, from $87.4 million for the three months ended June 30, 2005. Revenues increased 28.3% to $216.7 million for the six months ended June 30, 2006, from $169.0 million for the six months ended June 30, 2005. The largest driver of the increase in revenues during the three and six months ended June 30, 2006 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and six months ended June 30, 2006 included the addition of new members and the introduction of new research programs.
     Cost of services. Cost of services increased 29.8% to $39.1 million for the three months ended June 30, 2006, from $30.1 million for the three months ended June 30, 2005. Cost of services increased 35.5% to $76.5 million for the six months ended June 30, 2006, from $56.5 million for the six months ended June 30, 2005. The year-over-year increase in Cost of services was principally due to compensation costs for new and existing research and executive education staff, including share-based compensation expense, an increase in external consulting expenses to support the growth of our existing programs, new program launches, and an increase in travel related expenses. This increase for the six months ended June 30, 2006 was offset by a true-up of incentive expense recorded in the prior year which, based upon a review and analysis of the prior year incentive estimate, is not expected to be paid in 2006. Beginning January 1, 2006, we adopted FAS 123(R) which addresses the accounting for share-based compensation. Included within Cost of services for the three and six months ended June 30, 2006 is approximately $3.2 million and $6.3 million, respectively, of share-based compensation expense calculated in accordance with

FAS 123(R). We did not recognize share-based compensation expense in accordance with FAS 123(R) within the financial statements prior to January 1, 2006. Cost of services as a percentage of revenues increased to 35.0% for the three months ended June 30, 2006, from 34.4% for the three months ended June 30, 2005. Cost of services as a percentage of revenues increased to 35.3% for the six months ended June 30, 2006, from 33.4% for the six months ended June 30, 2005. The year-over-year increase is due to the recognition of share-based compensation in accordance with FAS 123(R) beginning January 1, 2006, a shift in the timing of our publishing and executive education seminar schedule relative to the period ended June 30, 2005, and an increase in the number of research and executive education staff, offset by a true-up of incentive expense recorded in the prior year which, based upon a review and analysis of the prior year incentive estimate, is not expected to be paid in 2006. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the Cost of services as a percentage of revenues for the three and six months ended June 30, 2006 may not be indicative of future quarterly or annual results.
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
     Member relations and marketing. Member relations and marketing costs increased 36.0% to $31.9 million for the three months ended June 30, 2006 from $23.5 million for the three months ended June 30, 2005. Member relations and marketing costs increased 34.8% to $60.8 million for the six months ended June 30, 2006 from $45.1 million for the six months ended June 30, 2005. The year-over-year increase in Member relations and marketing costs is principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support our expanding membership base, the increase in travel expenses associated with new sales staff, the increase in commission expense associated with the growth in our revenues and compensation cost increases. As noted above, beginning January 1, 2006, we adopted FAS 123(R) that addresses the accounting for share-based compensation. Included within Member relations and marketing expense during the three and six months ended June 30, 2006 is approximately $1.4 million and $2.9 million, respectively, of share-based compensation expense calculated in accordance with FAS 123(R). We did not recognize share-based compensation expense in accordance with FAS 123(R) within the financial statements prior to January 1, 2006. Member relations and marketing expense as a percentage of revenues increased to 28.6% for the three months ended June 30, 2006 from 26.9% for the three months ended June 30, 2005. Member relations and marketing expense as a percentage of revenues increased to 28.0% for the six months ended June 30, 2006 from 26.7% for the six months ended June 30, 2005. The year-over-year increase is due primarily to the items noted above.
     General and administrative. General and administrative expenses increased 65.1% to $15.5 million for the three months ended June 30, 2006, from $9.4 million for the three months ended June 30, 2005. General and administrative expenses increased 62.5% to $30.5 million for the six months ended June 30, 2006, from $18.8 million for the six months ended June 30, 2005. The year-over-year increase in General and administrative expenses is driven by staff and staff related compensation costs and the use of external consultants to support our organizational growth, including expenses associated with the development of our new Rosslyn, Virginia office building and the recognition of prior period sales tax for certain states in which some of our non-Washington, D.C. based domestic staff were located to support our growing domestic membership base. Refer to “Note 12. Commitments and contingencies” for further discussion. Prospectively, we will collect state sales tax from the member, where applicable, and remit the sales tax to the respective state sales tax agency. As noted above, beginning January 1, 2006, we adopted FAS 123(R) that addresses the accounting for share-based compensation. Included within General and administrative expense during the three and six months ended June 30, 2006 is approximately $1.9 million and $3.8 million, respectively, of share-based compensation expense calculated in accordance with FAS 123(R). We did not recognize share-based compensation expense in accordance with FAS 123(R) within the financial statements prior to January 1, 2006. General and administrative expenses as a percentage of revenues increased to 13.9% and 14.1% for the three and six months ended June 30, 2006, respectively, from 10.7% and 11.1% for the three and six months ended June 30, 2005, respectively, primarily for the items noted above.
     Depreciation and amortization. Depreciation and amortization expense increased 26.2% to $2.4 million for the three months ended June 30, 2006, from $1.9 million for the three months ended June 30, 2005. Depreciation and amortization expense increased 31.2% to $4.4 million for the six months ended June 30, 2006, from $3.4 million for the six months ended June 30, 2005. The increase in depreciation and amortization expense was principally due to the additional investment in leasehold improvements for additional office space in the Washington, D.C. and London offices, the purchase of computer equipment and management information systems software to support organizational growth and the amortization of intangible assets that have been capitalized as part of our acquisition in the third quarter of 2005.

     Other income, net. Other income, net increased 94.3% to $6.1 million for the three months ended June 30, 2006, from $3.2 million for the three months ended June 30, 2005. Other income, net increased 98.1% to $12.2 million for the six months ended June 30, 2006, from $6.2 million for the six months ended June 30, 2005. The growth in Other income, net, was associated with the increased levels of marketable securities and increased investment returns in a higher interest rate environment. Cash, cash equivalents and marketable securities were unchanged. See further discussion in the Liquidity and Capital Resources section below.
     Provision for income taxes. We recorded a Provision for income taxes of $11.1 million and $8.6 million for the three months ended June 30, 2006 and 2005, respectively. We recorded a Provision for income taxes of $21.8 million and $17.2 million for the six months ended June 30, 2006 and 2005, respectively. The increase in the Provision for income taxes primarily reflects the increase in our net income, and the related income tax effect, and the increase in the Washington, D.C. Qualified High Technology Company (“QHTC”) statutory income tax rate to 6.0% in 2006 from 0.0% in 2005. See further discussion of the Washington, D.C. QHTC statutory income tax rate in “Note 10. Income taxes.” The increase in the effective income tax rate to 38.5% for the three and six months ended June 30, 2006 from 33.5% for the three and six months ended June 30, 2005, also reflects a decrease in the estimated benefit that we receive from certain Washington, D.C. income tax incentives, as these incentives may not be realized, and the elimination of certain federal income tax incentives.
Liquidity and Capital Resources
     Effective January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method. Under FAS 123(R), we have reported the benefits of tax deductions in excess of recognized book compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows for the six months ended June 30, 2006. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Prior period results have not been restated.
     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $64.8 million and $87.5 million for the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, operating cash flows were generated primarily by the collection of membership fees receivable, net income and the utilization of tax benefits resulting from share-based compensation arrangements, offset by the decrease in accounts payable and accrued liabilities, a decrease in accrued incentive compensation, a decrease in deferred revenues, an increase in prepaid expenses and other current assets and reclassification of excess tax benefits resulting from share-based compensation arrangements. For the six months ended June 30, 2005, operating cash flows were generated principally by the collection of membership fees receivable, net income, the utilization of tax benefits resulting from share-based compensation arrangements, and an increase in accounts payable and accrued liabilities, offset by the decrease in deferred revenues and accrued incentives. As of June 30, 2006, we had cash, cash equivalents and marketable securities of $538.5 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. We used net cash flows in investing activities of $202.9 million during the six months ended June 30, 2006 and generated net cash flows from investing activities of $75.6 million during the six months ended June 30, 2005. During the six months ended June 30, 2006, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of maturities, of $194.8 million, leasehold improvements for additional office space in Washington, D.C. and London, England, Web site development costs and computer equipment and software of $8.1 million. During the six months ended June 30, 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities of $78.6 million, partially offset by the purchase of property and equipment totaling $3.0 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $60.6 million during the six months ended June 30, 2006 and generated net cash flows from financing activities of $10.2 million during the six months ended June 30, 2005. During the six months ended June 30, 2006, net cash flows from financing activities were used primarily for the repurchase of our common stock, the payment of dividends, which totaled $24.0 million, partially offset by the recognition of excess tax benefits resulting from share-based compensation arrangements and proceeds from the issuance of common stock under the employee stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2005 was primarily attributed to the receipt of proceeds of $44.9 million from the exercise of common stock options, primarily in conjunction with the sale of 1.3 million shares of our common stock in March 2005, partially offset by the repurchase of our common stock during the period, which totaled $27.5 million, and the payment of dividends during the period, which totaled $7.9 million.

     The Board of Directors declared a quarterly cash dividend of $0.30 per share in August 2006 which will be payable in September 2006. See further discussion of the quarterly dividend in “Note 13. Subsequent events” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”
     At June 30, 2006 and December 31, 2005, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes. Refer to “Note 12. Commitments and contingencies” for discussion of leases for additional office space entered into during the three months ended June 30, 2006.
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
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on their evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In December 2004, the Financial Accounting Standards Board issued FAS No. 123(R), a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and was effective as of January 1, 2006. The application of FAS No. 123(R) requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how FAS No. 123(R) will be interpreted and applied as companies and their advisors gain more experience with the standard.
     There is a risk that, as we and others gain experience with FAS No. 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used require modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to record an adjustment to or correct the charges taken in prior periods. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results on a GAAP basis that are consistent with previously provided financial guidance concerning our expected results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
April 1, 2006 to April 30, 2006	—	$—	—	$179,243,004
May 1, 2006 to May 31, 2006	98,972	$101.67	98,972	$169,180,838
June 1, 2006 to June 30, 2006	93,100	$100.12	93,100	$159,859,794

Total	192,072	$100.92	192,072

     In February 2006, we announced that our Board of Directors authorized a share repurchase of up to an additional $150 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations from February 2003 of $75 million and February 2005 of an additional $100 million, provided us the opportunity to repurchase up to approximately $218.2 million of our shares as of the date of the additional share repurchase authorization in February 2006. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. As of June 30, 2006 and December 31, 2005, we had repurchased 2,514,465 and 1,916,806 shares of our common stock, respectively at a total cost of approximately $165.2 million and $106.8 million, respectively.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of The Corporate Executive Board Company was held on June 23, 2006. The following is a tabulation of the voting on the proposals presented at the Annual Meeting of Stockholders:

Proposal Number 1 – Election of directors. The following nominees were elected as directors, each to serve until the next Annual Meeting of Stockholders or until a successor is named and qualified:

	SHARES	SHARES
	VOTED FOR	WITHHELD
James J. McGonigle	36,608,304	678,687
Thomas L. Monahan III	37,177,625	109,366
Russell P. Fradin	35,932,177	1,354,814
Robert C. Hall	37,134,923	152,068
Nancy J. Karch	37,136,200	150,791
David W. Kenny	35,932,203	1,354,788
Daniel O. Leemon	35,930,755	1,356,236
Proposal Number 2 – Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2006.
     The appointment of Ernst & Young LLP was ratified.

SHARES VOTED FOR	37,148,906
SHARES VOTED AGAINST	128,568
SHARES VOTED TO ABSTAIN	9,517
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

Date: August 9, 2006
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