Form 10-Q
period 2006-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2006-11-07
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
As of October 23, 2006, the Company had outstanding 39,038,077 shares of common stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,445	$424,276
Marketable securities	118,886	2,264
Membership fees receivable, net	73,819	120,242
Deferred income taxes, net	25,558	11,880
Deferred incentive compensation	9,900	11,489
Prepaid expenses and other current assets	9,217	7,671

Total current assets	361,825	577,822

Deferred income taxes, net	2,465	2,958
Marketable securities	196,806	118,096
Goodwill and other intangibles	7,990	8,445
Other non-current assets	8,311	1,273
Property and equipment, net	26,267	18,401

Total assets	$603,664	$726,995

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$33,109	$42,429
Accrued incentive compensation	20,440	27,045
Deferred revenues	223,870	261,300

Total current liabilities	277,419	330,774

Other liabilities	16,637	10,807

Total liabilities	294,056	341,581

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 42,792,188 and 41,399,533 shares issued, and 39,038,077 and 39,482,727 shares outstanding at September 30, 2006 and December 31, 2005, respectively	428	414
Additional paid-in capital	348,708	277,028
Retained earnings	235,206	214,892
Accumulated elements of other comprehensive loss	(1,131)	(124)
Treasury stock, at cost, 3,754,111 and 1,916,806 shares at September 30, 2006 and December 31, 2005, respectively	(273,603)	(106,796)

Total stockholders’ equity	309,608	385,414

Total liabilities and stockholders’ equity	$603,664	$726,995

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$118,390	$93,432	$335,121	$262,391
Cost of services (1)	42,757	31,075	119,276	87,557

Gross profit	75,633	62,357	215,845	174,834

Costs and expenses:
Member relations and marketing (1)	30,455	23,734	91,230	68,825
General and administrative (1)	14,818	11,015	45,343	29,794
Depreciation and amortization	2,141	1,633	6,563	5,003

Total costs and expenses	47,414	36,382	143,136	103,622

Income from operations	28,219	25,975	72,709	71,212
Other income, net	6,109	3,494	18,337	9,667

Income before provision for income taxes	34,328	29,469	91,046	80,879
Provision for income taxes	13,216	9,872	35,052	27,094

Net income	$21,112	$19,597	$55,994	$53,785

Earnings per share:
Basic	$0.53	$0.49	$1.40	$1.36
Diluted	$0.52	$0.47	$1.37	$1.31

Dividends per share	$0.30	$0.10	$0.90	$0.30

Weighted average shares used in the calculation of earnings per share:
Basic	39,759	39,808	39,937	39,585
Diluted	40,481	41,336	41,007	41,049

(1)   The following table summarizes the share-based compensation recognized in accordance with Statement of Financial Accounting
  Standards No. 123(R) included in the condensed consolidated statements of income above:

Cost of services	$2,812	$—	$9,140	$—
Member relations and marketing	1,365	—	4,298	—
General and administrative	1,721	—	5,559	—
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$55,994	$53,785
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	6,530	5,171
Deferred income taxes	34,328	26,989
Share-based compensation	18,997	—
Excess tax benefits from share-based compensation arrangements	(29,031)	—
Amortization of marketable securities (discounts) premiums, net	(1,658)	1,571
Changes in operating assets and liabilities:
Membership fees receivable, net	46,423	42,932
Deferred incentive compensation	1,589	888
Prepaid expenses and other current assets	(1,502)	1,307
Other non-current assets	(7,061)	(895)
Accounts payable and accrued liabilities	(8,891)	11,170
Accrued incentive compensation	(6,684)	2,635
Deferred revenues	(37,430)	(28,686)
Other liabilities	5,694	207

Net cash flows provided by operating activities	77,298	117,074

Cash flows from investing activities:
Purchases of property and equipment, net	(13,487)	(6,378)
Acquisition of business, net of cash acquired	—	(8,136)
(Purchases) sales and maturities of marketable securities, net	(194,537)	132,357

Net cash flows (used in) provided by investing activities	(208,024)	117,843

Cash flows from financing activities:
Proceeds from the exercise of common stock options	2,890	44,977
Proceeds from the issuance of common stock under the employee stock purchase plan	1,461	1,015
Excess tax benefits from share-based compensation arrangements	29,031	—
Purchase of treasury shares	(166,807)	(57,390)
Payment of dividends	(35,680)	(11,834)
Reimbursement of common stock offering costs	70	35
Payment of common stock offering costs	(70)	(35)

Net cash flows used in financing activities	(169,105)	(23,232)

Net (decrease) increase in cash and cash equivalents	(299,831)	211,685
Cash and cash equivalents, beginning of period	424,276	113,996

Cash and cash equivalents, end of period	$124,445	$325,681

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
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2005 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. Certain amounts included on the condensed consolidated balance sheet at December 31, 2005 have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ended December 31, 2006, or any other period within calendar year 2006.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of FAS 157 and the impact this interpretation may have on the Company’s consolidated financial statements.
Note 4. Share-based compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not vested at January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Share-based compensation expense for all share-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.

     Under the principal share-based compensation plans, the Company may grant certain employees, directors and consultants options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options and stock appreciation rights do not participate in dividends until after the exercise of the award. Restricted stock unit holders do not participate in dividends nor do they have voting rights until the restrictions lapse.
     The total compensation expense related to share-based compensation awards for the three and nine months ended September 30, 2006 was $5.9 million and $19.0 million, respectively. The Company’s net income for the three and nine months ended September 30, 2006 was $3.6 million and $11.7 million lower, including tax benefits of $2.3 million and $7.3 million, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.09 lower than if the Company had not adopted FAS 123(R). Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.29 and $0.28 lower, respectively, than if the Company had not adopted FAS 123(R).
     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate for only those shares expected to vest, over the requisite service period of the award, which is generally the option vesting term of four years. In the pro-forma information required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures.
     Prior to the adoption of FAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon the adoption of FAS 123(R), excess tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. During the nine months ended September 30, 2006, the Company included $29.0 million of excess tax benefits in the financing section of the condensed consolidated cash flow statement, representing the amount of excess tax benefit used to reduce the Company’s tax liability incurred during the first nine months of 2006.
Equity incentive plans
     The Company issues awards under the 2004 Stock Incentive Plan, adopted in 2004 (the “2004 Plan”) and the Directors’ Stock Option Plan, adopted in 1998 (the “Directors’ Plan”) (together “the Plans”). All regular employees, directors and consultants are eligible to receive equity awards. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. Grants may consist of treasury shares or newly issued shares. Options are typically granted as non-qualified stock options but the Plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option or other equity-based award is equal to the fair market value of the Company’s common stock on the grant date. Grants for all types of awards generally vest 25% per year beginning one year after the grant date. The contractual term of equity awards ranges from 7 to 10 years. At September 30, 2006, the Company had approximately 2.0 million shares available for issuance under the Plans.
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

     The following assumptions were used to value grants of share-based awards for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.5%	4.3%	4.8%	4.3%
Dividend yield	1.3%	0.5%	1.3%	0.6%
Expected life of option (in years)	4.8	4.2	4.5	4.4
Expected volatility	27%	26%	30%	30%
Weighted-average fair value of share-based compensation awards granted	$22.86	$20.48	$26.14	$19.52
     The Black-Scholes model would have produced values that were approximately 11% and 12% higher for the three and nine months ended September 30, 2006, respectively. The valuation of restricted stock units is determined using the fair market value on the date of grant, discounted by the present value of dividends expected to be declared and paid over the vesting period.
Pro-forma information for periods prior to the adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123 as if the fair value method defined by FAS 123 had been applied to share-based compensation. Pro-forma information for the three and nine months ended September 30, 2005 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)
Net income, as reported	$19,597	$53,785
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	4,374	12,371

Pro-forma net income	$15,223	$41,414

Earnings per share:
Basic — as reported	$0.49	$1.36
Basic — pro-forma	$0.38	$1.05
Diluted — as reported	$0.47	$1.31
Diluted — pro-forma	$0.37	$1.02
Equity based award activity
     The following table summarizes the changes in common stock options for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic Value
	of Options	Exercise Price	Contractual Term	(in millions)
Options outstanding, December 31, 2005	5,271,183	$44.96	6.14
Options granted	—	—
Options cancelled	(153,762)	54.36
Options exercised	(2,163,789)	36.59

Options outstanding, September 30, 2006	2,953,632	$50.66	5.38	$115.9

Options vested and expected to vest at September 30, 2006	2,860,740	$50.41	5.38	$113.0

Options exercisable, September 30, 2006	879,883	$43.92	5.41	$40.5

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 of $89.91 and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock. A total of 1,485,758 options vested during the nine months ended September 30, 2006 with a total fair value of $25.5 million.

     The following table summarizes the changes in stock appreciation rights for the nine months ended September 30, 2006:

	Number of
	Stock	Weighted	Weighted Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic Value
	Rights	Exercise Price	Contractual Term	(in millions)
Stock appreciation rights outstanding, beginning of year	—	$—
Stock appreciation rights granted	628,150	97.36	6.45
Stock appreciation rights cancelled	(14,005)	97.56
Stock appreciation rights exercised	—	—

Stock appreciation rights outstanding, September 30, 2006	614,145	$97.36	6.45	$—

Stock appreciation rights vested and expected to vest at September 30, 2006	579,386	$97.36	6.45	$—

Stock appreciation rights exercisable, September 30, 2006	—	—

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 of $89.91 and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their stock appreciation rights on September 30, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock.
     The following table summarizes the changes in restricted stock units for the nine months ended September 30, 2006:

	Number	Weighted	Weighted Average
	of Restricted	Average	Remaining
	Stock Units	Exercise Price	Term
Restricted stock units outstanding, beginning of year	—	$—
Restricted stock units granted	60,661	0.00	3.45
Restricted stock units cancelled	(538)	—
Restricted stock units exercised	—	—

Restricted stock units outstanding, September 30, 2006	60,123	$0.00	3.45

Restricted stock units vested and expected to vest at September 30, 2006	55,952	$0.00	3.45

Restricted stock units exercisable, September 30, 2006	—	—

     A total of 60,661 restricted stock units were granted in the nine months ended September 30, 2006 at a weighted average fair value of $94.78 per share.
     At September 30, 2006, $49.1 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of approximately 2 years.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the three month purchase period. During the three months ended September 30, 2006, the Company issued 6,671 shares under the ESPP at an average price of $85.17 per share. Total cash received for ESPP issuances for the three months ended September 30, 2006 was approximately $0.6 million. During the nine months ended September 30, 2006, the Company issued 19,497 shares under the ESPP at an average price of $74.90 per share. Total cash received for ESPP issuances for the nine months ended September 30, 2006 was approximately $1.5 million. At September 30, 2006, approximately 0.9 million shares were available for issuance. The ESPP continues to be valued using the Black-Scholes model as employee exercise patterns are not relevant to this plan.
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
     In addition, the Company recognized approximately $1.9 million and $0.5 million in compensation expense reflecting primarily additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified and incentive common stock options in conjunction with the sales in March 2006 and 2005, respectively. Of the $1.9 million and $0.5 million total compensation expense recognized in March 2006 and 2005, respectively, approximately $0.8 million and $0.3 million is included within “Cost of services,” approximately $0.3 million and $0.1 million is included within “Member relations and marketing” and approximately $0.8 million and $0.1 million is included within “General and administrative” expenses in the condensed consolidated statements of income for the nine months ended September 30, 2006 and 2005, respectively.
Note 6. Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury-stock method. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	39,759	39,808	39,937	39,585
Dilutive common shares outstanding	722	1,528	1,070	1,464

Diluted weighted average common shares outstanding	40,481	41,336	41,007	41,049

Note 7. Comprehensive income (loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items and unrealized gains and losses on marketable securities. Comprehensive income for the three months ended September 30, 2006 and 2005 was $22.2 million and $18.5 million, respectively. Comprehensive income for the nine months ended September 30, 2006 and 2005 was $55.0 million and $51.7 million, respectively. The accumulated elements of other comprehensive loss, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets is comprised primarily of unrealized losses on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $(0.5) million and $(1.4) million during the nine months ended September 30, 2006 and 2005, respectively. The tax benefit associated with unrealized losses on available-for-sale marketable securities included within comprehensive income (loss) was $(0.3) million and $(0.8) million for the nine months ended September 30, 2006 and 2005, respectively.
Note 8. Supplemental cash flow disclosures
     For the nine months ended September 30, 2006 and 2005, the Company recognized $48.2 million and $15.5 million in stockholders’ equity for excess tax deductions associated with share-based payment arrangements related to the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. At September 30, 2006, the Company has $10.2 million of excess deductions remaining that are expected to be recognized in the financing section of the cash flow statement during 2006. Estimated income tax payments for the nine months ended September 30, 2006 and 2005 were $8.8 million and $552,000, respectively.

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
     As of September 30, 2006 and December 31, 2005, the Company had repurchased 3,754,111 and 1,916,806 shares of the Company’s common stock, respectively, at a total cost of $273.6 million and $106.8 million, respectively. Refer to “Note 5. Sales of common stock” for additional information regarding the repurchase of common stock during the nine months ended September 30, 2006.
     During the nine months ended September 30, 2006, the Company’s Board of Directors declared quarterly cash dividends of $0.30 per share, which were paid on March 31, 2006, June 30, 2006 and September 29, 2006 to stockholders of record at the close of business on March 10, 2006, June 15, 2006 and September 15, 2006, respectively. For the nine months ended September 30, 2006, the dividends paid by the Company to stockholders of record totaled $35.7 million. The Company has funded its dividend payments with cash on hand and cash generated from operations.
     At September 30, 2006 and December 31, 2005, the Company had 5,000,000 shares of preferred stock authorized with a par value of $0.01 per share. No shares were issued and outstanding at September 30, 2006 and December 31, 2005.
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
Note 11. Deferred compensation plan
     Effective July 1, 2005, the Company implemented the Deferred Compensation Plan (the “Plan”) for certain staff and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any contributions to the Plan for the nine months ended September 30, 2006 or for the year ended 2005.
Note 12. Commitments and contingencies
     The Company leases office facilities in the United States and the United Kingdom expiring on various dates through 2027. In the second quarter of 2006, the Company entered into a new lease agreement for additional office space in the United Kingdom. In the third quarter of 2006, the Company entered into new lease agreements for additional office space in Washington, D.C. The expiration of these leases will coincide with the Company’s move to the new Rosslyn, Virginia headquarters in early 2008. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $591.5 million at September 30, 2006 and are scheduled to be paid out as follows: $4.0 million for the three months ended December 31, 2006, $20.8 million for the year ended December 31, 2007, $26.5 million for the year ended December 31, 2008, $30.6 million for the year ended December 31, 2009, $30.5 million for the year ended December 31, 2010 and $479.1 million thereafter. The increase in the future commitments is primarily due to the lease payments for the new United Kingdom lease for additional office space mentioned above for which payments will begin in 2007 for a term of twelve years. Pursuant to the terms of the Rosslyn, Virginia lease, the Company has the option to accelerate the date at which it obtains control of a portion of the leased property which would increase the rental payments discussed above.
     The Company continues to evaluate certain potential tax exposures relating to sales and use, payroll, income and property tax laws and regulations for various states in which the Company sells or supports its goods and services. At September 30, 2006, the Company has accrued a liability of approximately $4.0 million for such exposures. Management believes the accrual adequately provides for any ultimate amounts that are likely to result from this evaluation. Final assessments, if any, could be different than the amounts recorded in the financial statements.
Note 13. Subsequent events
     In November 2006, the Board of Directors declared a quarterly cash dividend of $0.30 per share. The dividend is payable on December 28, 2006 to stockholders of record at the close of business on December 15, 2006. The Company will fund its dividend payment with cash on hand and cash generated from operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q of The Corporate Executive Board Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the U.S. Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, restrictions on selling our products and services to the health care industry, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), the potential effects of foreign currency fluctuations, whether the Washington, D.C. Office of Tax and Revenue withdraws our QHTC status and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our filings with the U.S. Securities and Exchange Commission, including, but not limited to, our 2005 Annual Report on Form 10-K.
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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 28.4% to $450.3 million at September 30, 2006 from $350.7 million at September 30, 2005.

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
     Our operating costs and expenses consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization expenses. Cost of services represents the costs associated with the production and delivery of our products and services, which are comprised of compensation, including share-based compensation, of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Cost of services is exclusive of depreciation and amortization, which is shown separately on the condensed consolidated statements of income. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions and share-based compensation), travel and all associated support services. General and administrative expenses consist of compensation, including share-based compensation, and other costs associated with human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements, and the amortization of our intangible assets.
Critical Accounting Policies
     Our accounting policies, which are in compliance with U.S. generally accepted accounting principles, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 10, 2006, we have discussed those policies that we believe are critical and require the use of complex judgment in their application. In addition to the critical accounting policies discussed in our Form 10-K, we have adopted the fair value recognition provisions of FAS 123(R) to account for our share-based compensation as discussed in “Note 4. Share-based compensation” and have accordingly added share-based compensation to our critical accounting policies.
     Share-based compensation - We account for share-based compensation in accordance with FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense in the consolidated statement of income over the vesting periods of the awards, net of an estimated forfeiture rate. In accordance with the modified prospective transition method, compensation cost recognized by us beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested at, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated. The Company previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.

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
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	36.1	33.3	35.6	33.4

Gross profit	63.9	66.7	64.4	66.6

Costs and expenses:
Member relations and marketing	25.7	25.4	27.2	26.2
General and administrative	12.5	11.8	13.5	11.4
Depreciation and amortization	1.8	1.7	2.0	1.9

Total costs and expenses	40.0	38.9	42.7	39.5

Income from operations	23.8	27.8	21.7	27.1
Other income, net	5.2	3.7	5.5	3.7

Income before provision for income taxes	29.0	31.5	27.2	30.8
Provision for income taxes	11.2	10.6	10.5	10.3

Net income	17.8%	21.0%	16.7%	20.5%

Three and Nine Months Ended September 30, 2006 and September 30, 2005
     Revenues. Revenues increased 26.7% to $118.4 million for the three months ended September 30, 2006, from $93.4 million for the three months ended September 30, 2005. Revenues increased 27.7% to $335.1 million for the nine months ended September 30, 2006, from $262.4 million for the nine months ended September 30, 2005. The largest driver of the increase in revenues during the three and nine months ended September 30, 2006 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and nine months ended September 30, 2006 included the addition of new members and the introduction of new research programs.
     Cost of services. Cost of services increased 37.6% to $42.8 million for the three months ended September 30, 2006, from $31.1 million for the three months ended September 30, 2005. Cost of services increased 36.2% to $119.3 million for the nine months ended September 30, 2006, from $87.6 million for the nine months ended September 30, 2005. The year-over-year increase in Cost of services was principally due to compensation costs for new and existing research and executive education staff, including share-based compensation expense, an increase in external consulting expenses to support the growth of our existing programs, new program launches, publishing and executive education seminar costs and an increase in travel related expenses. The increase for the nine months ended September 30, 2006 was offset by a true-up of incentive expense recorded in the prior year which, based upon a review and analysis of the prior year incentive estimate, is not expected to be paid in 2006. Beginning January 1, 2006, we adopted FAS 123(R) which addresses the accounting for share-based compensation. Included within Cost of services for the three and nine months ended September 30, 2006 is approximately $2.8 million and $9.1 million, respectively, of share-based compensation expense calculated in accordance with FAS 123(R).

We did not recognize share-based compensation expense in accordance with FAS 123 within the financial statements prior to January 1, 2006. Cost of services as a percentage of revenues increased to 36.1% for the three months ended September 30, 2006, from 33.3% for the three months ended September 30, 2005. Cost of services as a percentage of revenues increased to 35.6% for the nine months ended September 30, 2006, from 33.4% for the nine months ended September 30, 2005. The year-over-year increase is primarily due to the recognition of share-based compensation in accordance with FAS 123(R) beginning January 1, 2006, an increase in external consulting expenses to support the growth of our existing programs, a shift in the timing of our publishing and executive education seminar schedule relative to the period ended September 30, 2005, and an increase in the number of research and executive education staff, offset by a true-up of incentive expense recorded in the prior year which, based upon a review and analysis of the prior year incentive estimate, is not expected to be paid in 2006. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the Cost of services as a percentage of revenues for the three and nine months ended September 30, 2006 may not be indicative of future quarterly or annual results.
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
     Member relations and marketing. Member relations and marketing costs increased 28.3% to $30.5 million for the three months ended September 30, 2006 from $23.7 million for the three months ended September 30, 2005. Member relations and marketing costs increased 32.6% to $91.2 million for the nine months ended September 30, 2006 from $68.8 million for the nine months ended September 30, 2005. The year-over-year increase in Member relations and marketing costs is principally due to the increase in marketing personnel and related costs, including share-based compensation expense, the increase in member relations personnel and related costs to support our expanding membership base, the increase in commission expense associated with the growth in our revenues, the increase in travel expenses associated with new sales staff, and compensation cost increases. As noted above, beginning January 1, 2006, we adopted FAS 123(R) that addresses the accounting for share-based compensation. Included within Member relations and marketing expense during the three and nine months ended September 30, 2006 is approximately $1.4 million and $4.3 million, respectively, of share-based compensation expense calculated in accordance with FAS 123(R). Member relations and marketing expense as a percentage of revenues increased to 25.7% for the three months ended September 30, 2006 from 25.4% for the three months ended September 30, 2005. Member relations and marketing expense as a percentage of revenues increased to 27.2% for the nine months ended September 30, 2006 from 26.2% for the nine months ended September 30, 2005. The year-over-year increase is primarily due to the recognition of share-based compensation in accordance with FAS 123(R), accounting for 1.2% and 1.3% of the Member relations and marketing expense, as a percentage of revenue, for the three and nine months ended September 30, 2006, respectively. The remaining changes are due to decreases in travel expenses associated with new sales staff and salaries and incentives for Member relations and marketing personnel, offset by an increase in external consulting expenses.
     General and administrative. General and administrative expenses increased 34.5% to $14.8 million for the three months ended September 30, 2006, from $11.0 million for the three months ended September 30, 2005. General and administrative expenses increased 52.2% to $45.3 million for the nine months ended September 30, 2006, from $29.8 million for the nine months ended September 30, 2005. The year-over-year increase in General and administrative expenses is driven by an increase in staff and staff related compensation costs, including share-based compensation expense, the use of external consultants to support our organizational growth, including expenses associated with the development of our new Rosslyn, Virginia office building and the recognition, in the second quarter of 2006, of prior period sales tax for certain states in which some of our non-Washington, D.C. based domestic staff were located to support our growing domestic membership base. Refer to “Note 12. Commitments and contingencies” for further discussion. We currently collect state sales tax from the member, where applicable, and remit the sales tax to the respective state sales tax agency. As noted above, beginning January 1, 2006, we adopted FAS 123(R) that addresses the accounting for share-based compensation. Included within General and administrative expense during the three and nine months ended September 30, 2006 is approximately $1.7 million and $5.6 million, respectively, of share-based compensation expense calculated in accordance with FAS 123(R). General and administrative expenses as a percentage of revenues increased to 12.5% and 13.5% for the three and nine months ended September 30, 2006, respectively, from 11.8% and 11.4% for the three and nine months ended September 30, 2005. The year-over-year increase is primarily due to the recognition of share-based compensation in accordance with FAS 123(R), accounting for 1.5% and 1.7% of the General and administrative expense, as a percentage of revenue, for the three and nine months ended September 30, 2006, respectively. The remaining changes are due to percentage decreases in the items noted above.

     Depreciation and amortization. Depreciation and amortization expense increased 31.1% to $2.1 million for the three months ended September 30, 2006, from $1.6 million for the three months ended September 30, 2005. Depreciation and amortization expense increased 31.2% to $6.6 million for the nine months ended September 30, 2006, from $5.0 million for the nine months ended September 30, 2005. The increase in depreciation and amortization expense was principally due to the additional investment in leasehold improvements for additional office space in the Washington, D.C. and London offices, the purchase of computer equipment and management information systems software to support organizational growth and the amortization of intangible assets that have been capitalized as part of our acquisition in the third quarter of 2005.
     Other income, net. Other income, net increased 74.9% to $6.1 million for the three months ended September 30, 2006 from $3.5 million for the three months ended September 30, 2005. Other income, net increased 89.7% to $18.3 million for the nine months ended September 30, 2006, from $9.7 million for the nine months ended September 30, 2005. The growth in Other income, net was associated with the increased levels of marketable securities and increased investment returns in a higher interest rate environment. See further discussion in the Liquidity and Capital Resources section below.
     Provision for income taxes. We recorded a Provision for income taxes of $13.2 million and $9.9 million for the three months ended September 30, 2006 and 2005, respectively. We recorded a Provision for income taxes of $35.1 million and $27.1 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in the Provision for income taxes primarily reflects the increase in our net income, and the related income tax effect, and the increase in the Washington, D.C. Qualified High Technology Company (“QHTC”) statutory income tax rate to 6.0% in 2006 from 0.0% in 2005. See further discussion of the Washington, D.C. QHTC statutory income tax rate in “Note 10. Income taxes.” The increase in the effective income tax rate to 38.5% for the three and nine months ended September 30, 2006, from 33.5% for the three and nine months ended September 30, 2005, also reflects a decrease in the estimated benefit that we receive from certain Washington, D.C. income tax incentives, as these incentives may not be realized, and the elimination of certain federal income tax incentives.
Liquidity and Capital Resources
     Effective January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method. Under FAS 123(R), we have reported the benefits of tax deductions in excess of recognized book compensation expense as a financing cash inflow in the condensed consolidated statement of cash flows for the nine months ended September 30, 2006. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Prior period results have not been restated.
     Cash flows from operating activities. We have financed our operations to date through funds generated from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payment of membership subscriptions has historically resulted in net positive cash flows provided by operating activities. We generated net cash flows from operating activities of $77.3 million and $117.1 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, operating cash flows were generated primarily by net income, the collection of membership fees receivable and the utilization of tax benefits resulting from share-based compensation arrangements, offset by the decrease in deferred revenues, reclassification of excess tax benefits resulting from share-based compensation arrangements, a decrease in accounts payable and accrued liabilities, an increase in other non-current assets and a decrease in accrued incentive compensation. For the nine months ended September 30, 2005, operating cash flows were generated principally by net income, the collection of membership fees receivable, the utilization of tax benefits resulting from share-based compensation arrangements, and the increase in accounts payable and accrued liabilities, offset by the decrease in deferred revenues. At September 30, 2006, we had cash, cash equivalents and marketable securities of $440.1 million. We expect that our current cash, cash equivalents and marketable securities balances and anticipated net positive cash flows from operations will satisfy working capital, financing, and capital expenditure requirements for the next twelve months.
     Cash flows from investing activities. We used net cash flows in investing activities of $208.0 million during the nine months ended September 30, 2006 and generated net cash flows from investing activities of $117.8 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of maturities, of $194.5 million, and property and equipment, consisting of leasehold improvements for additional office space in Washington, D.C. and London, England, Web site development costs and computer equipment and software, of $13.5 million. During the nine months ended September 30, 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities of $132.4 million, partially offset by asset acquisition costs, net of cash acquired, of $8.1 million and the purchase of property and equipment totaling $6.4 million.

     Cash flows from financing activities. We used net cash flows in financing activities of $169.1 million and $23.2 million during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, net cash flows from financing activities were used primarily for the repurchase of our common stock, which totaled $166.8 million, and the payment of dividends, which totaled $35.7 million, partially offset by the recognition of excess tax benefits of $29.0 million resulting from share-based compensation arrangements, proceeds of $2.9 million from the exercise of common stock options, and proceeds of $1.5 million from the issuance of common stock under the employee stock purchase plan. Net cash used in financing activities during the nine months ended September 30, 2005 was principally attributed to the repurchase of our common stock during the period, which totaled $57.4 million, and the payment of dividends, which totaled $11.8 million, partially offset by the receipt of proceeds of $45.0 million from the exercise of common stock options, primarily in conjunction with the sale of 1.3 million shares of our common stock in March 2005, and proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $1.0 million.
     The Board of Directors declared a quarterly cash dividend of $0.30 per share in November 2006 which will be payable in December 2006. See further discussion of the quarterly dividend in “Note 13. Subsequent events” to the condensed consolidated financial statements which can be found in this Form 10-Q under the heading “Item 1. Financial Statements.”
     At September 30, 2006 and December 31, 2005, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes. Refer to “Note 12. Commitments and contingencies” for a discussion of material changes to our contractual obligations during the nine months ended September 30, 2006, which consisted of entering into leases for additional office space.
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
     Our international operations subject us to risks related to currency exchange fluctuations. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings.
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
     In December 2004, the Financial Accounting Standards Board issued FAS 123(R), a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and was effective as of January 1, 2006. The application of FAS 123(R) requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how FAS 123(R) will be interpreted and applied as companies and their advisors gain more experience with the standard.
     There is a risk that, as we and others gain experience with FAS 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used require modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to record an adjustment to or correct the charges taken in prior periods. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results on a GAAP basis that are consistent with previously provided financial guidance concerning our expected results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
July 1, 2006 to July 31, 2006	—	$—	—	$159,859,794
August 1, 2006 to August 31, 2006	830,746	$87.96	830,746	$86,785,588
September 1, 2006 to September 30, 2006	408,900	$86.55	408,900	$51,396,143

Total	1,239,646	$87.50	1,239,646

     In February 2006, we announced that our Board of Directors authorized a share repurchase of up to an additional $150 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations from February 2003 of $75 million and February 2005 of an additional $100 million, provided us the opportunity to repurchase up to approximately $218.2 million of our shares as of the date of the additional share repurchase authorization in February 2006. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. As of September 30, 2006 and December 31, 2005, we had repurchased 3,754,111 and 1,916,806 shares of our common stock, respectively, at a total cost of approximately $273.6 million and $106.8 million, respectively.

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

THE CORPORATE EXECUTIVE BOARD COMPANY
(Registrant)

Date: November 7, 2006	By:	/s/ Timothy R. Yost
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