Form 10-K
period 2006-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2007-03-01
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2006.
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
(202) 777-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered NASDAQ
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing price of the registrant’s common stock as of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $4,034,449,493*.
At February 23, 2007, The Corporate Executive Board Company had 38,195,108 shares of Common Stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant’s Proxy Statement relating to its 2007 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.
A NOTE ABOUT FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K, including information incorporated into this document by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements, and are contained throughout this Annual Report on Form 10-K, including under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans” or “estimates” or similar expressions.
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
     We provide research and analysis to a membership of more than 3,700 of the world’s largest and most prestigious corporations. For a fixed annual fee, members of each research program have access to an integrated set of services, typically including:
•	best practices research studies,

•	executive education seminars,

•	customized research briefs,

•	Web-based access to the program’s digital content database, and

•	decision support tools.
     In 2006, our client renewal rate (defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members) equaled 92%, which remained unchanged from 92% for 2005, and increased from 91% in 2004. More than 80% of the Fortune 500 companies are members of The Corporate Executive Board.
     We offer 43 research programs, each focusing on separate business constituencies within the following practice areas:
•	human resources,

•	strategy and research and development,

•	information technology,

•	sales and marketing,

•	corporate finance,

•	legal and compliance,

•	operations and procurement,

•	financial services,

•	communications, and

•	general management.

     We have added eleven net new research programs during the past two calendar years. In 2005 and 2006, we added six new research programs each year, and in 2006, we transitioned responsibility for members and contracts in one research program, the CLC Metrics program to our partner and we exited the partnership. We did, however, retain access to the future data assets that the business generates. We anticipate adding six to seven new research programs per year for the next two to three years. Each research program charges a separate fixed annual fee and is served by a dedicated staff of analysts and researchers. Memberships generally are renewable on a twelve-month basis. The average price per membership subscription at December 31, 2006 was approximately $33,500.
     Our revenues and costs have grown at compound annual rates of 29.9% and 32.3%, respectively, from December 31, 2003 through December 31, 2006. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Included in the growth rate for costs is the effect of share-based compensation for 2006, which accounted for 3.2% of the growth rate. Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. For financial information about our revenues from foreign and domestic members, please see “Concentration of credit risk and sources of revenues” in “Note 3. Summary of significant accounting policies” to our consolidated financial statements. Substantially all of our long-lived assets are located in the United States.
Available Information
     The Corporate Executive Board Company’s Internet address is http://www.executiveboard.com. We have made available free of charge through our Internet Web site (follow “Investors” tab to link to “Shareholder Information,” then “SEC Filings”) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Industry Background
     Corporations today are experiencing greater competitive demands and facing increasingly complex strategic and operational issues. In response to these challenges, companies are exploring new business strategies as well as re-evaluating the performance of individual departments within their organizations in order to maintain their competitive edge. The pace of change is driving a greater interest in gaining access to leading management practices and solutions to common business problems on a cross-industry basis.
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
•	Maintain Membership-Based Model. We believe that our membership-based model is key to our success. We continually strive to increase our ties to our members. We encourage members to view us as their proprietary off-site research facility. Our fixed-fee economic model promotes frequent use of our products and services. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join The Corporate Executive Board research programs.

•	Focus on Best Practices Research and Analysis. The focus of our work is on researching best demonstrated business and management practices that drive corporate performance. Many large corporations believe that there are research economies and other benefits that can be realized by learning from the experiences of similar entities facing shared business challenges. We believe that there will be a continuing desire on the part of large corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has uniquely positioned us as a leading source for identifying, studying, evaluating and communicating these evolving solutions and that our library of best practices and network of member companies serve as a formidable barrier to entry for potential competitors.

•	Continue Research and Analysis Excellence. We believe that the quality of our research and analysis has driven our success. We regularly interact with senior executives at member institutions to identify the most important strategic and operational issues for research and analysis. Program directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all research programs. We are highly selective in our hiring, recruiting only the top graduates of the leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

•	Build Membership Network. As our research programs grow in size and influence, we are constantly expanding our network of executive contacts at member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information and by providing them with access to a broader range of companies. We believe that these positive “network effects” further strengthen our membership-based business model.

•	Leverage Economic Model. We derive most of our revenues from fixed annual fees for our research programs. A substantial portion of our costs of delivering our products and services in each research program are fixed and do not vary directly with the number of members. The leverage in our economic model is further evidenced by the increasing utilization via the Internet of each research program’s digital research library and decision support tools. Each research program’s proprietary database, including digital content and on-line tools, assists our member executives in solving their own challenges on a real-time basis. We expect to increase revenues and improve program operating margins as we add new members to our research programs.
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
•	Cross-Sell Additional Subscriptions to Existing Members. On average, individual members currently participate in 3.80 research programs. We actively cross-sell additional membership subscriptions and believe that most members are potential participants in up to 18 research programs we currently offer, which are directed at corporate staff positions maintained by most major companies. We believe that membership subscription cross-selling opportunities will continue to increase as we develop new research programs.

•	Add New Members. We have targeted approximately 10,500 additional institutions globally, excluding Asia, as potential new members, including companies with revenues greater than $100 million and financial institutions with assets in excess of $1 billion. Our middle market program initiative is focused on companies with annual revenue between $100 million and $750 million.

•	Develop New Research Programs. We currently offer research programs covering 43 executive constituencies. We have added eleven net new research programs during the past two years. We also have identified more than 50 additional program offerings. This list includes opportunities to serve executive functions beyond the 43 we serve today. We believe that each of these opportunities has the potential to support a tailored research agenda and a suite of educational and other services.

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
     The following table sets forth information with respect to members, subscriptions and renewals as of the dates shown:

	December 31,
	2002	2003	2004	2005	2006
Membership programs (1)	22	26	31	37	42
Member institutions	1,930	2,143	2,368	2,831	3,739
Total membership subscriptions	5,257	6,414	8,202	10,825	14,190
Average subscriptions per member institution (cross-sell ratio) (2)	2.72	2.99	3.46	3.82	3.80
Client renewal rate (3)	90%	90%	91%	92%	92%
Contract value (in thousands) (4)	$176,533	$227,913	$294,949	$381,366	$475,653

(1)	In February 2007, we launched the Data Center Operations Council, bringing the current number of membership programs to 43.

(2)	Excluding the impact of the middle market cross-sell ratio of 1.0 and 1.1 in 2005 and 2006, respectively, the traditional large company market cross-sell ratio was 3.91 and 4.15 in 2005 and 2006, respectively.

(3)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(4)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.
Products and Services
General
     Our research products and services focus on identifying, analyzing and describing best demonstrated management practices. In general, our research focuses primarily on identifying best demonstrated management practices, and secondarily, on critiquing widely followed but less effective practices. We believe that we add value by enabling member companies to enhance revenues and reduce costs by objectively identifying best corporate practices that solve urgent corporate problems and by developing tools to help members implement these practices. In addition, we provide members with support implementing best practices profiled in our research studies within their own organizations. These implementation support memberships include both management tools and associated on-site sessions and are generally delivered over a twelve-month period.

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
     Our best practices research programs are guided by a rolling twelve to eighteen-month agenda. These research programs have a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all program services. Using Web and fax polls, steering sessions, teleconferences and one-on-one interviews, each research program’s director works closely with the membership of that program to identify agenda topics of shared interest and to set the program’s priorities. Each program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and write the best practices studies, complete the customized research briefs and present the findings to the program’s membership through a variety of formats.
     For a fixed annual fee, members of each research program have access to an integrated set of services, which typically include best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools. A description of each service follows.
Best Practices Research Studies
     Our research programs generally publish several best practices research studies annually, each addressing a specific corporate issue or problem identified in the research agenda. We design each best practices study to present the conclusions and supporting best practices in a graphical format, enabling the intended audience to quickly assimilate the 20 to 200 pages of research content. We create each report using our structured research methodology: topic selection; root-cause analysis; secondary research; primary interviewing; analysis of findings; and report writing. Each program director can call upon the support of their chief research officer to provide assistance in framing arguments, screening best practices, developing Web-based deliverables and editing studies and their derivative executive education curriculum content.
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
     Since 1997, we have been offering our members Internet access to research content and other services through password-protected Web sites. The Internet has become an efficient and effective means for us to interact with our members and to deliver our products and services to our members and currently is our largest distribution channel. Through password-protected Web sites, members of each program may commission customized research briefs, search and access the electronic library of research studies and graphics, review executive education modules, access our proprietary decision support tools and meeting schedules and communicate with our staff and other members.
Pricing
     Memberships in The Corporate Executive Board research programs are principally one-year, renewable agreements. Research memberships are generally payable by members at the beginning of the contract term. At December 31, 2006, the average price for a program membership was approximately $33,500. The actual price varies by size of member and by research program, and may be lower for charter memberships of new research programs. By spreading our costs over a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms. We have historically had positive working capital as a result of the combination of revenue growth and advance receipt of membership subscription payments.
     We generally offer an unconditional service guarantee to our members. At any time, a member may terminate a membership and request a refund of its membership fee for a research program. Refunds are provided on a pro rata basis relative to the remaining term of the membership. In 2006, members requested refunds for 69 memberships out of more than 14,100 sold.
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

     The Advisory Board Company provides products and services to the health-care industry that are similar to the types of products and services that we generally provide. In February 2007, we entered into an agreement with The Advisory Board Company to collaborate on several projects specific to the companies’ respective best practice research programs. In addition to structuring terms for the companies to license certain research content from each other, the agreement sets a framework for collaboration to enhance service to the firms’ existing and prospective members. The agreement also outlines several potential areas for new product development collaboration. To facilitate the open sharing of information required for the collaboration, the agreement also includes a non-compete provision covering traditional best practice research programs.
Employees
     At December 31, 2006, we employed 2,279 persons. Of these employees, 1,929 were located in the United States (primarily in Washington, D.C.), 259 were located at our facilities in London, England and 91 were located in Asia. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.
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
     A number of our research programs are oriented toward companies in the financial services industry. The financial services industry is continuing to experience substantial consolidation. This consolidation has resulted, and is expected to continue to result in a reduction in the number of our financial institution members. We cannot assure you that this consolidation will not materially and adversely affect our results of operations. At December 31, 2006, less than 30% of our contract value was attributable to financial institution members, which include commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies.
We may experience fluctuations in operating results.
     Our operating results may fluctuate significantly due to various factors, including the growth in and timing of new programs, the timing of the development, introduction and marketing of new products and services, the timing of executive education seminars, the timing of the hiring of research analysts and sales and marketing staff, changes in the spending patterns of our members, our accounts receivable collection experience, changes in market demand for research and analysis, foreign currency exchange rate changes, competitive conditions in the industry and general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and was effective as of January 1, 2006. The application of FAS 123(R) requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how FAS 123(R) will be interpreted and applied as companies and their advisors gain more experience with the standard.
     There is a risk that, as we and others gain experience with FAS 123(R) or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used require modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to record an adjustment to, or correct the charges taken in, prior periods. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results on a GAAP basis that are consistent with previously provided financial guidance concerning our expected results of operations.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our headquarters are located in approximately 80,000 square feet of office space in Washington, D.C., which we lease under agreements that expire in early 2008. We also lease approximately 370,000 square feet in nearby buildings in Washington, D.C., under agreements with terms expiring in early 2008. In August 2004, we entered into a twenty-year lease agreement for approximately 625,000 square feet of office space in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the Virginia lease, our previous lease obligations in Washington, D.C. were assigned to, and assumed by, the lessor of the Virginia office facilities. In November 2006, we entered into new lease agreements for office locations in Chicago, Illinois and San Francisco, California. The Chicago lease is for approximately 52,000 square feet of office space and expires in 2013. The San Francisco lease is for approximately 14,000 square feet of office space and expires in 2009. We also lease space in London, England, which expires in 2018, and Gurgaon, India, which expires in 2010. In June 2006, we entered into new lease agreements for additional office space in the United Kingdom.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock has been quoted on the NASDAQ Global Select Market under the symbol “EXBD” since our initial public offering on February 23, 1999. As of February 9, 2007, there were 54 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market and cash dividends declared per common share.

	High	Low	Dividends
2005:
First quarter	$68.83	$61.55	$0.10
Second quarter	79.45	62.72	0.10
Third quarter	82.42	75.00	0.10
Fourth quarter	91.84	75.14	0.10

2006:
First quarter	$103.18	$80.77	$0.30
Second quarter	112.97	97.58	0.30
Third quarter	101.25	83.62	0.30
Fourth quarter	97.10	86.25	0.30
     In February 2007, our Board of Directors declared a quarterly cash dividend of $0.40 per share. The dividend is payable on March 30, 2007 to stockholders of record at the close of business on March 9, 2007. We fund our dividend payments with cash on hand and cash generated from operations.
Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities during 2006.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
October 1, 2006 to October 31, 2006	—	$—	—	$51,396,143
November 1, 2006 to November 30, 2006	—	$—	—	$51,396,143
December 1, 2006 to December 31, 2006	103,306	$88.85	103,306	$42,217,779

Total	103,306	$88.85	103,306

     In February 2007, our Board of Directors authorized a share repurchase of up to an additional $200 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations from prior years, provided us the opportunity to repurchase up to approximately $242.2 million of our shares as of the date of the additional share repurchase authorization in February 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. We repurchased 1,916,806 shares and 3,857,417 shares of our common stock at a total cost of approximately $106.8 million and $282.8 million at December 31, 2005 and 2006, respectively.
Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating data. The selected financial data presented below have been derived from our consolidated financial statements that were audited by our independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,

	2002	2003	2004	2005	2006
	(In thousands, except per-share amounts)
Consolidated Statements of Income Data
Revenues	$162,357	$210,211	$280,724	$362,226	$460,623
Costs and expenses:
Cost of services (1)	56,490	71,049	91,469	120,944	164,022
Member relations and marketing (1)	40,916	55,306	75,560	93,657	122,177
General and administrative (1)	17,670	21,666	31,254	40,295	59,629
Depreciation and amortization	5,456	5,764	6,782	7,308	10,381
Non-cash lease restructuring costs	—	—	5,210	—	—

Total costs and expenses	120,532	153,785	210,275	262,204	356,209

Income from operations	41,825	56,426	70,449	100,022	104,414
Other income, net	6,346	7,569	9,936	13,588	24,318

Income before provision for income taxes	48,171	63,995	80,385	113,610	128,732
Provision for income taxes	18,570	28,307	26,729	38,550	49,561

Net income	$29,601	$35,688	$53,656	$75,060	$79,171

Earnings per share—basic	$0.81	$0.96	$1.40	$1.90	$1.99
Weighted average shares outstanding—basic	36,722	37,296	38,344	39,572	39,712
Earnings per share—diluted	$0.79	$0.93	$1.34	$1.83	$1.94
Weighted average shares outstanding—diluted	37,671	38,577	39,925	41,092	40,721
Cash dividends declared per common share	$—	$—	$0.30	$0.40	$1.20

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$225,941	$293,919	$416,977	$544,636	$487,287
Deferred income taxes	59,726	37,673	29,587	14,838	28,005
Total assets	359,581	423,482	578,451	726,995	736,055
Deferred revenues	121,415	154,844	205,494	261,300	308,671
Total stockholders’ equity	213,357	241,993	327,461	385,414	317,865

	December 31,
	2002	2003	2004	2005	2006
Other Operating Data (Unaudited)
Membership programs (2)	22	26	31	37	42
Member institutions	1,930	2,143	2,368	2,831	3,739
Total membership subscriptions	5,257	6,414	8,202	10,825	14,190
Average subscriptions per member institution (cross-sell ratio)(3)	2.72	2.99	3.46	3.82	3.80
Client renewal rate (4)	90%	90%	91%	92%	92%
Contract value (in thousands) (5)	$176,533	$227,913	$294,949	$381,366	$475,653

(1)	In 2002, 2003, 2004, 2005 and 2006, we recognized $0.7 million, $0.1 million, $0.4 million, $0.5 million and $1.9 million, respectively, in compensation expense reflecting additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that employees recognized upon the exercise of nonqualified common stock options, primarily in conjunction with the registered public offerings in March 2002 and 2003, and May 2004, and the sales that were exempt from registration in March 2005 and 2006. We have recorded such expenses in the same expense line items as other compensation paid to the relevant categories of employees as follows: Cost of services, $0.3 million, $0.1 million, $0.2 million, $0.3 million and $0.8 million, Member relations and marketing, $0.2 million, $0.0 million, $0.1 million, $0.1 million and $0.3 million, and General and administrative, $0.2 million, $0.0 million, $0.1 million, $0.1 million and $0.8 million in 2002, 2003, 2004, 2005 and 2006, respectively.

(2)	In February 2007, we launched the Data Center Operations Council, bringing the current number of membership programs to 43.

(3)	Excluding the impact of the middle market cross-sell ratio of 1.0 and 1.1 in 2005 and 2006, respectively, the traditional large company cross-sell ratio was 3.91 and 4.15 in 2005 and 2006, respectively.

(4)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(5)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. Over the past three years, our revenues have grown at a compound annual growth rate of 29.9% from $210.2 million in 2003 to $460.6 million in 2006, while costs have grown at a compound annual growth rate of 32.3% from $153.8 million in 2003 to $356.2 million in 2006. Included in the growth rate for costs is the effect of share-based compensation for 2006, which accounted for 3.2% of the growth rate. In addition, our Contract Value has grown at a compound annual growth rate of 27.8% over the past three years and was $475.7 million at December 31, 2006. We define Contract Value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. See the table titled “Other Operating Data (Unaudited)” in “Item 6. Selected Financial Data,” for additional information with respect to members, subscriptions and renewals.
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
     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.

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
     Our operating costs and expenses generally consist of cost of services, member relations and marketing, general and administrative expenses, and depreciation and amortization. Cost of services represents the costs associated with the production and delivery of our products and services, which are comprised of compensation, including share-based compensation, of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Cost of services is exclusive of depreciation and amortization, which is shown separately on the consolidated statements of income. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions and share-based compensation), travel and all associated support services. General and administrative expenses consist of compensation, including share-based compensation, and other costs associated with human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation and amortization expense includes all costs of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements, and the amortization of our intangible assets. Non-cash lease restructuring costs in 2004 primarily consists of a non-cash charge related to the assumption of several of our existing lease agreements by a new lessor.
Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion of the application of these and other accounting policies, see “Note 3. Summary of significant account policies” in our consolidated financial statements and related notes. Our critical accounting policies include:
Deferred income taxes
     We have net deferred income tax assets for federal and Washington D.C. income tax purposes. In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance of approximately $5.8 million for the estimated loss of Washington D.C. tax credits which will occur upon our move to Virginia in 2008. We believe that our future taxable income will be sufficient for the full realization of the net deferred income tax assets. However, FAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and evaluation of deferred tax assets and liabilities until such new tax laws or rates are enacted. We have established our deferred income tax assets and liabilities using currently enacted tax laws and rates that are expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. We will recognize as income an adjustment for the impact of new tax laws or rates or from changes in our tax status on the existing deferred tax assets and liabilities when new tax laws or rates are enacted or the change in our status occurs.

Goodwill
     We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The provisions of FAS 142 require that a two-step impairment test be performed on goodwill. In the first step, a comparison of the fair value of the reporting unit to its carrying value should be performed. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. Determining the fair value of the reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
Revenue recognition
     Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which generally is twelve months. Membership fees generally are billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. Our policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues in 2004, 2005 and 2006.
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
Incentive compensation
     Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the related memberships.
Share-based compensation
     We account for share-based compensation in accordance with FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense in the consolidated statements of income over the vesting periods of the awards, net of an estimated forfeiture rate. In accordance with the modified prospective transition method, compensation cost recognized by us beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated. We previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which allowed us to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
     Under the provisions of FAS 123(R), we calculate the grant date fair value of share-based awards using a lattice valuation model for grants subsequent to the adoption of FAS 123(R). For grants prior to the adoption of FAS 123(R), we used the Black-Scholes valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), we recognized forfeitures only as they occurred. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
     As mandated by FAS 123(R), beginning in the first quarter of 2006, we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the consolidated statement of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.

Recent Accounting Pronouncements
     See Note 4 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.
Results of Operations
     The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Year ended December 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%
Cost of services	32.6	33.4	35.6

Gross profit	67.4	66.6	64.4

Costs and expenses:
Member relations and marketing	26.9	25.9	26.5
General and administrative	11.1	11.1	12.9
Depreciation and amortization	2.4	2.0	2.3
Non-cash lease restructuring costs	1.9	—	—

Total costs and expenses	42.3	39.0	41.7

Income from operations	25.1	27.6	22.7
Other income, net	3.5	3.8	5.3

Income before provision for income taxes	28.6	31.4	27.9
Provision for income taxes	9.5	10.6	10.8

Net income	19.1%	20.7%	17.2%

Years ended December 31, 2004, 2005 and 2006
     Revenues. Revenues increased 29.0% from $280.7 million in 2004 to $362.2 million in 2005, and 27.2% to $460.6 million in 2006. The largest driver of the increase in revenues in 2004, 2005 and 2006 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues in 2004, 2005 and 2006 included the introduction of new research programs and the addition of new members. We introduced five new research programs in 2004, six new research programs in 2005 and six new research programs in 2006.
     Cost of services. Cost of services increased 32.2% from $91.5 million in 2004 to $120.9 million in 2005 and 35.6% to $164.0 million in 2006. The year-over-year increases in Cost of services was principally due to increased compensation costs for new and existing research and executive education staff, including share-based compensation expense in 2006, an increase in external consulting expenses to support the growth of our existing programs, new program launches, publishing and executive education seminar costs and an increase in travel related expenses. The increase in 2006 was offset by a true-up of incentive expense recorded in 2005 which was not paid in 2006. Beginning January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which addresses the accounting for share-based compensation. Included within Cost of services in 2006 is approximately $12.2 million of share-based compensation expense calculated in accordance with FAS 123(R). We did not recognize share-based compensation expense in accordance with FAS 123 within the financial statements prior to January 1, 2006. Cost of services as a percentage of revenues increased from 32.6% in 2004 to 33.4% in 2005 and to 35.6% in 2006. The increase in Cost of services as a percentage of revenues from 2004 to 2005 is due to the relative increase in compensation costs for new and existing research and executive education staff, the timing of our executive education seminar schedule relative to 2004, an increase in published studies, and the launch of new programs later during 2005, as compared to 2004. The increase in Cost of services as a percentage of revenues from 2005 to 2006 is primarily due to the recognition of share-based compensation expense, an increase in external consulting expenses to support the growth of our existing programs, a shift in the timing of our publishing and executive education seminar schedule relative to 2005, and an increase in the number of research and executive education staff, offset by a true-up of incentive expense recorded in 2005 which was not paid in 2006. Cost of services as a percentage of revenues may fluctuate from year to year due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the Cost of services as a percentage of revenues may not be indicative of future annual results.

     Gross profit. Historically, Gross profit as a percentage of revenues, or gross profit margin, has fluctuated based upon the growth in revenues offset by the costs of delivering best practices research studies, the timing of executive education seminars, the volume of customized research briefs, the hiring of personnel and the introduction of new membership programs. Accordingly, the gross profit margin may vary from one annual period to another. A number of factors that impact gross profit margin are discussed in the “Cost of services” description above.
     Member relations and marketing. Member relations and marketing costs increased 24.0% from $75.6 million in 2004 to $93.7 million in 2005, and 30.5% to $122.2 million in 2006. The increase in Member relations and marketing costs are principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support our expanding membership base, the increase in commission expense associated with the growth in our revenues, the increase in travel expenses associated with new sales staff and compensation cost increases, including share-based compensation expense in 2006. Included within Member relations and marketing expense in 2006 is approximately $5.6 million of share-based compensation expense calculated in accordance with FAS 123(R). Member relations and marketing costs as a percentage of revenues decreased from 26.9% in 2004 to 25.9% in 2005, and increased to 26.5% in 2006. The decrease in Member relations and marketing costs as a percentage of revenues from 2004 to 2005 is primarily a result of the marketing and member services productivity gains and timing of new hires noted above in 2005, as compared to 2004. The increase in Member relations and marketing costs as a percentage of revenues from 2005 to 2006 is principally due to the recognition of share-based compensation expense, which accounts for 1.2% of the Member relations and marketing expense, as a percentage of revenue, in 2006. The remaining change is due to a decrease in incentives for Member relations and marketing personnel.
     General and administrative. General and administrative expense increased 28.9% from $31.3 million in 2004 to $40.3 million in 2005, and 48.0% to $59.6 million in 2006. The year-over-year increases are principally driven by an increase in staff and staff related compensation costs and the use of external consultants to support our organizational growth. In 2004, we experienced an increase in the use of external financial, legal and information technology consultants to support our organizational growth and assist us in the compliance with certain regulatory requirements. In addition, in August 2004, we entered into a new lease agreement for office facilities in Rosslyn, Virginia beginning in 2008. In association with the new lease agreement, we incurred additional external financial and legal consulting costs to restructure existing lease agreements and we recorded $0.9 million to expense certain deferred leasehold improvement costs for office space that we will no longer occupy. See further discussion of the new lease agreement in the “Non-cash lease restructuring costs” section below. In 2005, we also experienced an increase in the use of external personnel search firms and recognized certain lease termination costs, further discussed below, which was offset by the reduction of external financial, legal and information technology consultants to support our compliance with certain regulatory requirements. In September 2005, we entered into an agreement whereby the existing lease for our corporate headquarters in Washington, D.C. was modified to terminate in early 2008, with certain space terminating on July 31, 2006. As a result, we incurred a $775,000 one-time charge relating to a lease termination penalty as well as other immaterial amounts relating to an accrual of certain operating costs for the space that we will no longer occupy. In 2006, the increase in General and administrative expense was also driven by staff related share-based compensation expense, costs associated with the development of our new Rosslyn, Virginia office facility and the recognition, in the second quarter, of prior period sales tax for certain states in which some of our non-Washington, D.C. based domestic staff were located to support our growing domestic membership base. Refer to “Note 18. Commitments and contingencies” for further discussion. We currently collect state sales tax from members, where applicable, and remit the sales tax to the respective state sales tax agency. Included within General and administrative expense in 2006 is approximately $7.4 million of share-based compensation expense calculated in accordance with FAS 123(R). General and administrative expense as a percentage of revenues remained unchanged at 11.1% from 2004 to 2005, and increased to 12.9% in 2006. General and administrative expense as a percentage of revenues did not change from 2004 to 2005 due to the items noted above relative to the increase in revenues in 2005. The increase in General and administrative expense as a percentage of revenues from 2005 to 2006 is primarily a result of the recognition of share-based compensation expense, which accounts for 1.6% of the General and administrative expense, as a percentage of revenue, in 2006. The remaining changes are due to percentage decreases from the items noted above.

     Depreciation and amortization. Depreciation and amortization expense increased 7.8% from $6.8 million in 2004 to $7.3 million in 2005, and increased 42.0% to $10.4 million in 2006. The year-over-year increases in depreciation and amortization expense were principally due to the additional investment in leasehold improvements for additional office space in the Washington, D.C. and London offices, the purchase of computer equipment and management information systems software to support organizational growth and the amortization of intangible assets that were recognized as part of our acquisition in the quarter ended September 30, 2005. See “Impact of acquisition” below.
     Non-cash lease restructuring costs. In August 2004, we entered into a twenty-year lease agreement for office facilities in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the Virginia office facilities lease, our previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the Virginia office facilities. As a result, we recorded a $5.2 million net non-cash lease restructuring charge comprised of the items further described below. We recorded a non-cash charge of $5.4 million which represents our estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. We will recognize the $5.4 million lease incentive on a straight-line basis as a reduction of rent expense over the term of the new Virginia office facilities lease. We also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs we may be required to pay for the office space which we will no longer occupy. In addition, we recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of the lease agreement resulted in the reduction of the original lease term and therefore, the reversal of rent expense previously recognized for deferred rental obligations that we will no longer incur. See “General and administrative” above for the discussion of the lease termination penalty recorded in 2005.
     Other income, net. Other income, net, consists primarily of interest income earned on a portfolio of cash and cash equivalents and marketable securities and the realized gains and losses on the sale of marketable securities. Other income, net increased 36.8% from $9.9 million in 2004 to $13.6 million in 2005, and 79.0% to $24.3 million in 2006. The year-over-year growth in Other income, net, was due primarily to the increase in interest income associated with the increased level of cash and cash equivalents in 2005, and with the increased level of marketable securities along with increased investment returns in a higher interest rate environment in 2006.
     Provision for income taxes. We recorded a Provision for income taxes of $26.7 million, $38.6 million and $49.6 million, in 2004, 2005 and 2006, respectively. The increase in the Provision for income taxes primarily reflects the increase in our Income before provision for income taxes and in 2006, the increase in the Washington, D.C. Qualified High Technology Company (“QHTC”) statutory income tax rate to 6.0% from 0.0% in 2005. See further discussion of the Washington, D.C. QHTC statutory income tax rate in “Note 12. Income taxes.” The increase in the effective income tax rate from 33.25% in 2004 to 33.9% in 2005 reflects a slight decrease in the estimated income tax benefit that we received from certain Washington, D.C. and federal income tax incentives. The increase in the effective income tax rate to 38.5% in 2006 also reflects a decrease in the estimated benefit that we receive from certain Washington, D.C. income tax incentives, as these incentives may not be realized, and the elimination of certain federal income tax incentives.
     Impact of acquisition. In September 2005, we acquired substantially all of the assets and technology of the Executive Performance Group (“EPG”) to support the launch of the Shared Services Roundtable membership program. Under the terms of the EPG acquisition agreement, the initial purchase price was $8.2 million which may be increased if certain future business operating conditions are achieved on or before December 31, 2008. Pro forma financial information for this acquisition has not been presented as the effects were not material to our historical consolidated financial statements.
Liquidity and Capital Resources
     Cash generated by operations is our primary source of liquidity and we believe that existing cash and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $544.6 million and $487.3 million at December 31, 2005, and 2006, respectively. We expect to make income tax payments of approximately $13 million in the first quarter of 2007 and expect to continue making tax payments in future periods. We estimate that it will cost approximately $60 million through 2008 to build out the office space in Rosslyn, Virginia. In addition, we estimate that we will spend approximately $10 million during 2007 to support growth of our headcount and infrastructure.

     Effective January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method. Pursuant to FAS 123(R), we have reported the benefits of tax deductions in excess of recognized book compensation expense as a financing cash inflow in the consolidated statement of cash flows in 2006. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Prior period results have not been restated. See further discussion of the impact on our consolidated financial statements of adopting FAS 123(R) under “Critical Accounting Policies” above and in “Note 5. Share-based compensation.”
     Cash flows from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions has historically resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $118.7 million, $181.5 million, and $136.3 million in 2004, 2005 and 2006, respectively. In 2004, operating cash flows were generated during the period principally by net income, the growth in deferred revenues, the utilization of tax benefits resulting from share-based compensation arrangements, and offset by the increase in membership fees receivable. In 2005, operating cash flows were generated during the year principally by net income, the increase in deferred revenues, the utilization of tax benefits resulting from share-based compensation arrangements, the growth in accounts payable and accrued liabilities, and the increase in accrued incentive compensation, offset by the increase in membership fees receivable and deferred incentive compensation. In 2006, operating cash flows were generated during the year principally by net income, an increase in deferred revenues, the utilization of tax benefits resulting from share-based compensation arrangements and an increase in accounts payable and accrued liabilities, offset by the reclassification of excess tax benefits resulting from share-based compensation arrangements, an increase in membership fees receivable and an increase in other non-current assets.
     Cash flows from investing activities. We used net cash flows in investing activities of $142.4 million in 2004. We generated net cash flows from investing activities of $159.5 million in 2005. We used net cash flows in investing activities of $212.0 million in 2006. In 2004, investing cash flows were used for purchases, net of sales, of available-for-sale marketable securities of $133.4 million, purchases of leasehold improvements for additional office space in Washington, D.C. and London, England, and purchases of computer software and equipment of $9.0 million. In 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities of $176.4 million, partially offset by the purchase of property and equipment totaling $8.7 million, and asset acquisition costs, net of cash acquired, of $8.1 million. In 2006, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of maturities, of $194.3 million, and property and equipment, consisting of leasehold improvements for additional office space in Washington, D.C. and London, England, Web site development costs and computer equipment and software, of $17.7 million.
     Cash flows from financing activities. We generated net cash flows from financing activities of $19.2 million in 2004. We used net cash flows in financing activities of $30.7 million and $177.2 million in 2005 and 2006, respectively. Net cash flows provided by financing activities in 2004 were principally attributed to the receipt of $55.5 million in cash from the exercise of common stock options, primarily in conjunction with the sale of 1.9 million shares of our common stock by our employees and directors in a registered public offering in May 2004, partially offset by the repurchase of 509,094 shares of our common stock, which totaled $25.7 million, and the payment of dividends, which totaled $11.6 million. Net cash flows used in financing activities in 2005 were principally attributed to the repurchase of 855,705 shares of our common stock, which totaled $61.5 million, and the payment of dividends, which totaled $15.8 million, partially offset by the receipt of proceeds of $45.1 million from the exercise of common stock options, primarily in conjunction with the sale of 1.3 million shares of our common stock by our employees and directors in March 2005, and proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $1.4 million. Net cash flows used in financing activities in 2006 were principally attributed to the repurchase of our common stock, which totaled $176.0 million, and the payment of dividends, which totaled $47.4 million, partially offset by the recognition of excess tax benefits of $41.2 million resulting from share-based compensation arrangements, proceeds of $3.0 million from the exercise of common stock options, and proceeds of $2.0 million from the issuance of common stock under the employee stock purchase plan.
     We have entered into letter of credit agreements of $2.4 million, $0.7 million, $0.5 million and $21,000 to provide security deposits for certain office space leases. The letters of credit expire January 2008, June 2007, August 2007 and May 2007, respectively, but will automatically extend for another year from their expiration dates, unless we terminate them. To date, no amounts have been drawn on these agreements. Under the terms of the Rosslyn, Virginia lease agreement, we have committed to providing the landlord security deposits totaling $50 million. We have pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation.
Contractual obligations
     We lease office facilities in the United States, United Kingdom and India expiring on various dates through 2027. In the second quarter of 2006, we entered into a new lease agreement for additional office space in the United Kingdom. In the third quarter of 2006, we entered into new lease agreements for additional office space in Washington, D.C. The expiration of the new Washington, D.C. leases will coincide with our move to the new Rosslyn, Virginia headquarters in early 2008. In the fourth quarter of 2006, we entered into new lease agreements for additional office locations in Chicago, Illinois and San Francisco, California. The Chicago office lease is for a seven year term with total lease payments of $6.2 million. The San Francisco lease is for a three year term with total lease payments of $0.4 million. Certain lease agreements include provisions for rental escalations and require us to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $596.3 million.

     The following table summarizes our contractual obligations at December 31, 2006:

	Payments Due by Period (in thousands)
	Total	<1 Year	1 - 3 Years	4 - 5 Years	>5 Years
Operating lease obligations (1)	$596,333	$21,186	$59,340	$63,399	$452,408
Other liabilities (2)	$7,882	$—	$—	$—	$7,882

(1)	Pursuant to the terms of the Rosslyn, Virginia lease, we have the option to accelerate the date at which we obtain control of a portion of the leased property, which would increase the rental payments discussed above.

(2)	Other liabilities includes elective deferrals and earnings under the deferred compensation plan.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations.
Interest rate risk
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
     The following table provides the principal (notional) amount by expected maturity of our available-for-sale marketable securities at December 31, 2006 (dollars in thousands):

								Fair
								Value
	2007	2008	2009	2010	2011	Thereafter	Total	12/31/06
Marketable securities	$119,800	$124,040	$26,000	$21,290	$9,845	$14,855	$315,830	$315,920
Average effective interest rate	4.61%	4.54%	3.67%	4.33%	5.49%	4.91%
Foreign currency exchange rate risk
     Our international operations subject us to risks related to foreign currency exchange fluctuations. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. In 2006, we began to use forward contracts to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our UK subsidiary. A forward contract obligates us to exchange a predetermined amount of U.S. dollars to make an equivalent GBP payment equal to the value of such exchange. A hypothetical 10% adverse movement in foreign currency exchange rates would not have a material adverse impact to our results of operations.

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
The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management and the independent auditors to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm reports to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
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

/s/ Thomas L. Monahan III Thomas L. Monahan III
Chief Executive Officer
March 1, 2007

/s/ Timothy R. Yost Timothy R. Yost Chief Financial Officer
March 1, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting that The Corporate Executive Board Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that The Corporate Executive Board Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Corporate Executive Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of The Corporate Executive Board Company and Subsidiaries, and our report dated February 23, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young
Baltimore, Maryland
February 23, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Corporate Executive Board Company and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young
Baltimore, Maryland
February 23, 2007

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$424,276	$171,367
Marketable securities	2,264	119,534
Membership fees receivable, net	120,242	153,107
Deferred income taxes, net	11,880	15,109
Deferred incentive compensation	11,489	13,160
Prepaid expenses and other current assets	7,671	9,881

Total current assets	577,822	482,158

Deferred income taxes, net	2,958	12,896
Marketable securities	118,096	196,386
Goodwill and other intangibles	8,445	7,826
Other non-current assets	1,273	9,801
Property and equipment, net	18,401	26,988

Total assets	$726,995	$736,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,429	$66,773
Accrued incentive compensation	27,045	25,062
Deferred revenues	261,300	308,671

Total current liabilities	330,774	400,506

Other liabilities	10,807	17,684

Total liabilities	341,581	418,190

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 41,399,533 and 42,805,325 shares issued at December 31, 2005 and 2006, respectively; 39,482,727 and 38,947,908 shares outstanding at December 31, 2005 and 2006, respectively	414	428
Additional paid-in-capital	277,028	353,990
Retained earnings	214,892	246,668
Accumulated elements of other comprehensive loss	(124)	(440)
Treasury stock, at cost, 1,916,806 and 3,857,417 shares at December 31, 2005 and 2006, respectively	(106,796)	(282,781)

Total stockholders’ equity	385,414	317,865

Total liabilities and stockholders’ equity	$726,995	$736,055

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share amounts)

	Year ended December 31,
	2004	2005	2006
Revenues	$280,724	$362,226	$460,623
Cost of services (1)	91,469	120,944	164,022

Gross profit	189,255	241,282	296,601

Costs and expenses:
Member relations and marketing (1)	75,560	93,657	122,177
General and administrative (1)	31,254	40,295	59,629
Depreciation and amortization	6,782	7,308	10,381
Non-cash lease restructuring costs	5,210	—	—

Total costs and expenses	118,806	141,260	192,187

Income from operations	70,449	100,022	104,414
Other income, net	9,936	13,588	24,318

Income before provision for income taxes	80,385	113,610	128,732
Provision for income taxes	26,729	38,550	49,561

Net income	$53,656	$75,060	$79,171

Earnings per share:
Basic	$1.40	$1.90	$1.99
Diluted	$1.34	$1.83	$1.94

Dividends per share	$0.30	$0.40	$1.20

Weighted average shares used in the calculation of earnings per share:
Basic	38,344	39,572	39,712
Diluted	39,925	41,092	40,721

(1)	The following table summarizes the share-based compensation recognized in accordance with Statement of Financial Accounting Standards 123(R) included in the consolidated statements of income above:

Cost of services	$—	$—	$12,236
Member relations and marketing	—	—	5,644
General and administrative	—	—	7,426
See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$53,656	$75,060	$79,171
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	6,182	7,305	10,381
Loss on disposition of property and equipment	1,162	—	—
(Gain)/loss on sale of investments	(746)	2,320	—
Deferred income taxes	24,373	30,801	34,139
Share-based compensation	—	—	25,306
Excess tax benefits from share-based compensation arrangements	—	—	(41,225)
Non-cash lease restructuring costs	5,210	—	—
Amortization of marketable securities premiums (discounts), net	2,777	1,865	(2,389)
Changes in operating assets and liabilities:
Membership fees receivable, net	(33,946)	(23,055)	(32,865)
Deferred incentive compensation	(1,945)	(2,212)	(1,671)
Prepaid expenses and other current assets	(1,865)	327	(2,210)
Other non-current assets	—	(1,238)	(8,564)
Accounts payable and accrued liabilities	4,896	25,041	23,933
Accrued incentive compensation	7,116	8,894	(1,983)
Deferred revenues	50,650	55,252	47,371
Other liabilities	1,178	1,109	6,877

Net cash flows provided by operating activities	118,698	181,469	136,271

Cash flows from investing activities:
Purchases of property and equipment	(9,002)	(8,703)	(17,743)
Acquisition of business, net of cash acquired	—	(8,136)	—
Purchases of marketable securities	(197,049)	—	(196,920)
Sales and maturities of marketable securities	63,611	176,384	2,635

Net cash flows (used in) provided by investing activities	(142,440)	159,545	(212,028)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	55,495	45,135	2,979
Proceeds from issuance of common stock under the employee stock purchase plan	931	1,407	2,024
Excess tax benefits from share-based compensation arrangements	—	—	41,225
Purchase of treasury shares	(25,687)	(61,489)	(175,985)
Payment of dividends	(11,569)	(15,787)	(47,395)
Reimbursement of common stock offering costs	225	35	70
Payment of common stock offering costs	(225)	(35)	(70)

Net cash flows provided by (used in) financing activities	19,170	(30,734)	(177,152)

Net (decrease) increase in cash and cash equivalents	(4,572)	310,280	(252,909)
Cash and cash equivalents, beginning of year	118,568	113,996	424,276

Cash and cash equivalents, end of year	$113,996	$424,276	$171,367

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2004, 2005, and 2006
(In thousands, except share amounts)

					Accumulated
					elements of other			Annual
	Common stock		Additional	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	earnings	income	stock	Total	income
Balance at December 31, 2003	37,283,068	$378	$143,426	$113,532	$4,277	$(19,620)	$241,993	$—

Issuance of common stock upon the exercise of common stock options	2,134,530	21	55,474	—	—	—	55,495	—
Issuance of common stock under the employee stock purchase plan	22,144	—	931	—	—	—	931	—
Tax benefits related to the exercise of common stock options	—	—	15,156	—	—	—	15,156	—
Purchase of treasury stock at cost	(509,094)	—	—	—	—	(25,687)	(25,687)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(2,645)	—	(2,645)	(2,645)
Foreign currency translation, net of tax expense	—	—	—	—	131	—	131	131
Payment of dividends	—	—	—	(11,569)	—	—	(11,569)	—
Net income	—	—	—	53,656	—	—	53,656	53,656

Balance at December 31, 2004	38,930,648	$399	$214,987	$155,619	$1,763	$(45,307)	$327,461	$51,142

Issuance of common stock upon the exercise of common stock options	1,382,828	15	45,120	—	—	—	45,135	—
Issuance of common stock under the employee stock purchase plan	24,956	—	1,407	—	—	—	1,407	—
Tax benefits related to the exercise of common stock options	—	—	15,514	—	—	—	15,514	—
Purchase of treasury stock at cost	(855,705)	—	—	—	—	(61,489)	(61,489)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(1,349)	—	(1,349)	(1,349)
Foreign currency translation, net of tax benefit	—	—	—	—	(538)	—	(538)	(538)
Payment of dividends	—	—	—	(15,787)	—	—	(15,787)	—
Net income	—	—	—	75,060	—	—	75,060	75,060

Balance at December 31, 2005	39,482,727	$414	$277,028	$214,892	$(124)	$(106,796)	$385,414	$73,173

Issuance of common stock upon the exercise of common stock options	1,378,917	14	2,965	—	—	—	2,979	—
Issuance of common stock under the employee stock purchase plan	26,875	—	2,024	—	—	—	2,024	—
Share-based compensation	—	—	25,465	—	—	—	25,465	—
Tax benefits related to the exercise of common stock options	—	—	46,508	—	—	—	46,508	—
Purchase of treasury stock at cost	(1,940,611)	—	—	—	—	(175,985)	(175,985)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(316)	—	(316)	(316)
Payment of dividends	—	—	—	(47,395)	—	—	(47,395)	—
Net income	—	—	—	79,171	—	—	79,171	79,171

Balance at December 31, 2006	38,947,908	$428	$353,990	$246,668	$(440)	$(282,781)	$317,865	$78,855

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
2. Principles of consolidation
     The consolidated financial statements include accounts of The Corporate Executive Board Company and its wholly-owned subsidiaries: The Corporate Executive Board Company (UK) Ltd., Corporate Executive Board India Private Ltd. and CEB International Holdings, Inc. All intercompany transactions and balances have been eliminated in consolidation.
3. Summary of significant accounting policies
Cash equivalents and marketable securities
     Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months are classified as marketable securities. At December 31, 2005 and 2006, the Company’s marketable securities consisted primarily of United States Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.
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
Goodwill and other intangible assets
     Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from three to five years using the straight-line method. The carrying amount of these assets is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
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

Recovery of long-lived assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable.
Revenue recognition
     Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which is generally twelve months. Revenues from implementation support memberships are recognized as services are performed, limited by the Company’s pro rata refund policy. Membership fees are generally billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro rata basis relative to the length of the remaining membership term. The Company’s policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues in 2004, 2005 and 2006.
Commission expense recognition
     Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the related memberships.
Earnings per share
     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury-stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year ended December 31,
	2004	2005	2006
Basic weighted average common shares outstanding	38,344	39,572	39,712
Effect of dilutive common shares outstanding	1,581	1,520	1,009

Diluted weighted average common shares outstanding	39,925	41,092	40,721

Concentration of credit risk and sources of revenues
     Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of membership fees receivable and cash, cash equivalents and marketable securities. Concentrations of credit risk with respect to membership fees receivable are limited due to the large number of members and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or international developments. The Company performs periodic evaluations of the membership base and related membership fees receivable and establishes allowances for potential credit losses.
     The Company generates a percentage of its revenues from members located outside of the United States. In 2004, 2005 and 2006, approximately 25%, 25% and 27% of revenues, respectively, were generated from members located outside of the United States. Revenues from customers in European countries were approximately 14%, 14% and 15% in 2004, 2005 and 2006, respectively, with no other geographic area representing more than 10% of revenues in any period. No individual member accounted for more than 2% of revenues for any period presented.

     The Company’s international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where the Company has foreign operations would result in higher effective operating costs and, potentially, reduced earnings.
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
Foreign currency
     The functional currency of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, of foreign subsidiaries are translated at the current exchange rate with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow, are translated at their historical exchange rates.
Fair value of financial instruments
     The fair value of the Company’s financial instruments approximates their carrying value.
Income taxes
     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and tax rates on the date of the enactment of the change.
Research and development costs
     Costs related to the research and development of new Company programs are expensed in the period incurred. Research and development costs were immaterial in 2004, 2005 and 2006.
Preferred stock
     The Company has 5,000,000 shares of preferred stock authorized with a par value of $0.01 per share. No shares were issued and outstanding at December 31, 2006 and 2005.
Share-based compensation
     The Company has several share-based compensation plans which are described more fully in Notes 14 and 16. These plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses to employees and non-employee members of our Board of Directors. As described in Note 5, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) on January 1, 2006 using the modified prospective transition method. Under FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate. In accordance with the modified prospective transition method, compensation cost recognized by the Company beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation cost for all share-based payments granted prior to, but that were unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123. The Company previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which allowed the Company to record share-based compensation cost based on the intrinsic value of the share-based award at the date of grant.

     Under FAS 123(R), the Company calculates the grant date fair value of share-based awards using a lattice valuation model for grants subsequent to the adoption of FAS 123(R). For grants prior to the adoption of FAS 123(R), the Company used a Black-Scholes valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
     Under FAS 123(R) the Company also reports the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the 2006 consolidated statement of cash flows. Prior to the adoption of FAS 123(R), the Company reported these tax benefits as an operating cash flow.
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
Reclassifications
     Certain amounts included in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.
4. Recent accounting pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will be required to adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the impact of FIN 48 and has not yet determined the effect the adoption of FIN 48 will have on the Company’s financial position or results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt FAS 157 as of January 1, 2008. The Company is currently evaluating the impact of FAS 157 and has not yet determined the effect the adoption of FAS 157 will have on the Company’s financial position or results of operations.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company will be required to adopt FAS 159 as of January 1, 2008. The Company is currently evaluating the impact of FAS 159 and has not yet determined the effect the adoption of FAS 159 will have on the Company’s financial position or results of operations.
Note 5. Share-based compensation
     Effective January 1, 2006, the Company adopted FAS 123(R) using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense in 2006 includes compensation expense for all share-based compensation awards granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Share-based compensation expense for all share-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company previously recorded share-based compensation expense in accordance with the provisions of APB 25, which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
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
     The total compensation expense related to share-based compensation awards in 2006 was $25.3 million. The Company’s net income for 2006 was $15.6 million lower, including tax benefits of $9.7 million, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share in 2006 were $0.40 and $0.39 lower, respectively, than if the Company had not adopted FAS 123(R).

     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. In the pro-forma information required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” (“FAS 148”) for the periods prior to 2006, the Company accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures.
     Prior to the adoption of FAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon the adoption of FAS 123(R), excess tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. In 2006, the Company included $41.2 million of excess tax benefits in the financing section of the consolidated statement of cash flows, representing the amount of excess tax benefit used to reduce the Company’s tax liability incurred during 2006.
Equity incentive plans
     The Company issues awards under the 2004 Stock Incentive Plan, adopted in 2004 (the “2004 Plan”) and the Directors’ Stock Option Plan, adopted in 1998 (the “Directors’ Plan”) (together “the Plans”). All regular employees, directors and consultants are eligible to receive equity awards. The 2004 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. Grants may consist of treasury shares or newly issued shares. Options are typically granted as non-qualified stock options but the Plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option or other equity-based award is equal to the fair market value of the Company’s common stock on the grant date. Grants for all types of awards generally vest 25% per year beginning one year after the grant date. The contractual term of equity awards ranges from seven to ten years. The Company had 1.9 million shares available for issuance under the Plans at December 31, 2006.
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
     The following assumptions were used to value grants of share-based awards for each respective period:

	Year ended December 31,
	2004	2005	2006
Risk-free interest rate	3.05%	4.29%	4.80%
Dividend yield	0.6%	0.6%	1.29%
Expected life of option (in years)	5.0	4.4	4.5
Expected volatility	40%	30%	30%
Weighted-average fair value of share-based compensation awards granted	$18.19	$19.80	$26.14
     The Black-Scholes model would have produced a value that was approximately 12% higher in 2006. The valuation of restricted stock units is determined using the fair market value on the date of grant, discounted by the present value of dividends expected to be declared and paid over the vesting period.

Pro-forma information for periods prior to the adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123 as if the fair value method defined by FAS 123 had been applied to share-based compensation. Pro-forma information for 2004 and 2005 was as follows:

	Year ended December 31,
	2004	2005
	(In thousands, except
	per share amounts)
Net income, as reported	$53,656	$75,060
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,773)	(16,759)

Pro forma net income	$36,883	$58,301

Earnings per share:
Basic — as reported	$1.40	$1.90
Basic — pro forma	$0.96	$1.47
Diluted — as reported	$1.34	$1.83
Diluted — pro forma	$0.93	$1.43
Equity-based award activity
     The following table summarizes the changes in common stock options in 2006:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic Value
	of Options	Exercise Price	Contractual Term	(in millions)
Options outstanding, December 31, 2005	5,271,183	$44.96	6.14
Options granted	—	—
Options cancelled	(152,262)	54.62
Options exercised	(2,176,789)	36.71

Options outstanding, December 31, 2006	2,942,132	$50.63	5.13	$109.1

Options vested and expected to vest at December 31, 2006	2,849,979	$50.39	5.13	$106.3

Options exercisable, December 31, 2006	881,508	$44.15	5.17	$38.4

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 of $87.70 and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock. A total of 1,500,383 options vested in 2006 with a total fair value of $25.8 million.
     The following table summarizes the changes in options in 2004 and 2005:

	2004		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Options outstanding, beginning of year	6,177,339	$29.89	5,411,706	$36.20
Options granted	1,585,500	46.26	1,417,500	66.85
Options cancelled	(216,603)	31.44	(171,625)	49.03
Options exercised	(2,134,530)	26.01	(1,386,398)	32.70

Options outstanding, end of year	5,411,706	$36.20	5,271,183	$44.96

Options exercisable, end of year	1,413,331	$31.85	1,557,684	$35.05

     The following table summarizes the characteristics of options at December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number Outstanding	Average	Remaining	Number Exercisable	Average
	as of	Exercise	Contractual	as of	Exercise
Range of Exercise Prices	December 31, 2006	Price	Life-Years	December 31, 2006	Price
$ 7.12 — $ 32.30	663,725	$31.20	5.87	268,225	$29.73
32.41 — 45.10	964,416	43.53	4.36	330,667	40.83
46.45 — 64.88	1,175,616	63.40	5.26	260,616	60.00
65.26 — 89.70	138,375	84.78	5.85	22,000	82.17

$ 7.12 — $ 89.70	2,942,132	$50.63	5.13	881,508	$44.15

     The following table summarizes the changes in stock appreciation rights in 2006:

	Number of
	Stock	Weighted	Weighted Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic Value
	Rights	Exercise Price	Contractual Term	(in millions)
Stock appreciation rights outstanding, beginning of year	—	$—
Stock appreciation rights granted	628,150	97.36	6.20
Stock appreciation rights cancelled	(14,005)	97.56
Stock appreciation rights exercised	—	—

Stock appreciation rights outstanding, December 31, 2006	614,145	$97.36	6.20	$—

Stock appreciation rights vested and expected to vest at December 31, 2006	579,386	$97.36	6.20	$—

Stock appreciation rights exercisable, December 31, 2006	—	$—

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 of $87.70 and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their stock appreciation rights on December 31, 2006. This amount changes over time based on changes in the fair market value of the Company’s stock.
     The following table summarizes the changes in restricted stock units in  2006:

	Number	Weighted	Weighted Average
	of Restricted	Average	Remaining
	Stock Units	Exercise Price	Term
Restricted stock units outstanding, beginning of year	—	$—
Restricted stock units granted	60,661	0.00	3.20
Restricted stock units cancelled	(538)	—
Restricted stock units exercised	—	—

Restricted stock units outstanding, December 31, 2006	60,123	$0.00	3.20

Restricted stock units vested and expected to vest at December 31, 2006	55,952	$0.00	3.20

Restricted stock units exercisable, December 31, 2006	—	$—

     A total of 60,661 restricted stock units were granted in 2006 at a weighted average fair value of $94.78 per share.
     At December 31, 2006, $43.5 million of total estimated unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of approximately 2 years.
6. Acquisitions
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

7. Marketable securities
     The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	December 31, 2005
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes and bonds	$75,106	$76,107	$146	$1,147
Washington, D.C. tax exempt notes and bonds	45,254	43,860	1,394	—

Total marketable securities	$120,360	$119,967	$1,540	$1,147

	December 31, 2006
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes and bonds	$272,160	$273,853	$1	$1,694
Washington, D.C. tax exempt notes and bonds	43,760	42,788	973	1

Total marketable securities	$315,920	$316,641	$974	$1,695

The following table summarizes marketable securities maturities (in thousands):

	December 31, 2006
	Fair Market	Amortized
	Value	Cost
Less than one year	$119,534	$119,609
Matures in 1 to 5 years	180,332	181,511
Matures in 6 to 10 years	14,008	13,521
Matures after 10 years	2,046	2,000

Total marketable securities	$315,920	$316,641

     The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time. In 2004, the sale of marketable securities resulted in gross realized investment gains of $0.7 million. In 2005, the sale of marketable securities resulted in gross realized investment losses of $2.3 million. The Company did not sell any marketable securities in 2006.
8. Membership fees receivable
     Membership fees receivable consists of the following (in thousands):

	December 31,
	2005	2006
Billed	$81,316	$119,022
Unbilled	39,961	35,240

	121,277	154,262
Reserve for uncollectible revenue	(1,035)	(1,155)

Membership fees receivable, net	$120,242	$153,107

9. Property and equipment
     Property and equipment consists of the following (in thousands):

	December 31,
	2005	2006
Furniture, fixtures, and equipment	$13,349	$14,574
Software and Web site development costs	5,471	13,710
Leasehold improvements	12,442	16,459

	31,262	44,743
Accumulated depreciation	(12,861)	(17,755)

Property and equipment, net	$18,401	$26,988

     Depreciation expense was $6.8 million, $7.1 million and $9.7 million in 2004, 2005 and 2006, respectively. Included in the amount for 2004, is a charge of $1.2 million for a loss on the disposition of certain property and equipment.
10. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consists of the following (in thousands):

	December 31,
	2005	2006
Accounts payable	$3,149	$8,021
Advanced membership payments received	12,023	21,976
Other accrued liabilities	27,257	36,776

Accounts payable and accrued liabilities	$42,429	$66,773

11. Lease restructuring costs
     In August 2004, the Company entered into a twenty-year lease agreement for approximately 625,000 square feet of office space in Rosslyn, Virginia beginning in early 2008. Contemporaneously with the signing of the Virginia office facilities lease, the Company’s previous obligations for several existing office facility leases were assigned to, and assumed by, the lessor of the Virginia office facilities. As a result, the Company recorded a $5.2 million, net non-cash lease restructuring charge comprised of the items further described below. The Company recorded a non-cash charge of $5.4 million which represents the Company’s estimate of the lease incentives attributable to the assumption of the previous lease agreements by the new lessor. The Company will recognize the $5.4 million accrued lease incentive on a straight-line basis as a reduction of rent expense over the term of the Virginia office facilities lease. The Company also recorded a non-cash charge of $125,000 which represents our estimate of certain restoration costs the Company may be required to pay for office space which the Company will no longer occupy. In addition, the Company recorded a non-cash benefit of approximately $351,000 for the reversal of a portion of certain deferred rent obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. The assumption of the lease agreements resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rent obligations that the Company will no longer incur. The total $5.2 million, net non-cash lease restructuring costs described above are included within “Non-cash lease restructuring costs” in the 2004 consolidated statement of income.
     In association with the lease agreement in August 2004, the Company also incurred additional external financial and legal consulting costs to restructure existing lease agreements and the Company recorded $909,000 to expense certain deferred leasehold improvement costs for office space that the Company will no longer occupy. These cash expenses and costs are included with “General and administrative” expenses in the 2004 consolidated statement of income.
     In September 2005, the Company entered into an agreement whereby the existing lease for the Company’s headquarters in Washington, D.C. was modified to terminate in early 2008, with some space terminating on July 31, 2006. As a result, the Company recorded a $1.2 million, net lease restructuring charge comprised of the items further described below. The Company incurred a one time termination charge payable to the lessor in the amount of $775,000 as a result of the early termination. The Company further recorded $667,000 in expense relating to the rental payments and operating expenses for the period from the date of the agreement in September 2005 to July 2006 for the space that was exited on July 31, 2006. The termination of the lease agreements resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rent obligations that the Company will no longer incur. In addition, the Company recorded a non-cash benefit of approximately $223,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. All amounts are included in “General and administrative” expenses in the 2005 consolidated statement of income.

12. Income taxes
     The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2004	2005	2006
Current tax expense	$18,643	$23,801	$36,394
Deferred tax expense	8,086	14,749	13,167

Provision for income taxes	$26,729	$38,550	$49,561

     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. federal income tax statutory rates to income before provision for income taxes as follows:

	Year ended December 31,
	2004	2005	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of U.S. federal income tax benefit	0.4	—	3.9
Foreign income tax	0.3	(0.1)	—
Permanent differences and credits, net	(2.4)	(1.0)	(0.4)

Effective tax rate	33.3%	33.9%	38.5%

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	December 31,
	2005	2006
Deferred tax assets:
Tax credit carry forwards	$8,455	$9,317
Share-based compensation	—	8,493
Accrued incentive compensation	4,451	7,533
Deferred revenue	2,652	3,514
Depreciation	1,407	3,178
Deferred compensation plan	534	3,066
Non-cash lease incentive	2,465	2,417
Operating leases	1,489	650
Other	1,384	1,382

Total deferred tax assets	22,837	39,550

Deferred tax liabilities:
Deferred incentive compensation	4,469	5,119
Other	386	605

Total deferred tax liabilities	4,855	5,724
Valuation allowance	(3,144)	(5,821)

Deferred tax assets, net	$14,838	$28,005

     In estimating future tax consequences, Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the net deferred income tax assets. However, FAS 109 does not consider the effect of future changes in existing tax laws or rates in the determination and valuation of deferred tax assets and liabilities until the new tax laws or rates are enacted.
     The Company has realized current tax benefits (reductions of taxes payable) resulting from the use of net operating loss carry forwards of $14.9 million, $13.3 million and $0 in 2004, 2005 and 2006, respectively.
     The Company has tax credit carry forwards which have resulted in deferred tax assets of $8.5 million and $9.3 million at December 31, 2005 and 2006, respectively. Included within these tax credit amounts at December 31, 2005 and 2006 are federal and Washington D.C. income tax credits of $7.4 million and $9.3 million, respectively, which expire in the years 2011 through 2016 and federal income tax credits of $1.1 million and zero, respectively, that do not expire. At December 31, 2006, the Company has recorded a $5.8 million valuation allowance relating to certain tax credit carry forwards from our status as a QHTC that may not be realized. See “Washington D.C. income tax incentives” below.
     Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.4 million, $3.2 million and $5.5 million at December 31, 2004, 2005 and 2006, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $0.4 million would be payable upon remittance of all previously unremitted earnings at December 31, 2006.
Washington, D.C. income tax incentives
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) has adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). In October 2003, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through 2005 and is 6.0% thereafter. The Company is also eligible for certain Washington, D.C. income tax credits and other benefits.
13. Comprehensive income (loss)
     Comprehensive income (loss) is defined as net income (loss) plus the net-of-tax impact of foreign currency items and unrealized gains and losses on marketable securities. Comprehensive income in 2004, 2005 and 2006, was $51.1 million, $73.2 million and $78.9 million, respectively. The accumulated elements of other comprehensive loss, net of tax, included within stockholders’ equity on the consolidated balance sheets are comprised primarily of unrealized losses on available-for-sale marketable securities and foreign currency translation adjustments. Unrealized losses, net of tax, on available-for-sale marketable securities amounted to $(2.6) million, $(1.4) million and $(0.3) million in 2004, 2005 and 2006, respectively. The tax benefit associated with unrealized losses on available-for-sale marketable securities included within comprehensive income (loss) is $(1.4) million, $(0.7) million, and $(0.4) million in 2004, 2005, and 2006, respectively.

14. Employee benefit plans
Defined contribution 401(k) plan
     The Company sponsors a defined contribution 401(k) plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of twenty-one are eligible to participate. Prior to December 31, 2006, the Company provided a discretionary contribution equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. Contributions to the Plan were $0.7 million, $0.8 million and $1.1 million in 2004, 2005 and 2006, respectively.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (the “ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the three month purchase period. In 2004, 2005 and 2006, the Company issued 22,144 shares, 24,956 shares and 26,875 shares of common stock, respectively, under the ESPP. At December 31, 2006, approximately 0.9 million shares were available for issuance.
Deferred compensation plan
     Effective July 1, 2005, the Company implemented a Deferred Compensation Plan (the “Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. Investment earnings associated with the Plan’s assets are included in Other income, net while changes in individual participant account balances are recorded as compensation expense in the consolidated statements of income. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any discretionary contributions to the Plan in 2005 and 2006.
15. Public offerings and sales of common stock
     In May 2004, certain of the Company’s shareholders sold 1.9 million shares of the Company’s common stock in a registered public offering. In March 2005 and 2006, 1.3 million and 0.9 million shares, respectively, of the Company’s common stock were sold in transactions that were exempt from registration. The common stock sold in the foregoing transactions consisted primarily of common stock obtained by employees and directors from the exercise of Company common stock options. The Company did not directly receive any proceeds from the sale of its common stock; however, it did receive cash from the exercise of the common stock options in May 2004 and March 2005.
16. Share-based compensation plans
Stock-Based Incentive Compensation Plan
     In October 1997, the Company adopted and its stockholders approved the Stock-Based Incentive Compensation Plan (the “1997 Plan”). The 1997 Plan provides for the issuance of options to purchase up to 11,008,000 shares of common stock. Any shares of common stock which, for any reason, are not issued under the 1997 Plan are reserved for issuance pursuant to the 1999 Stock Option Plan (the “1999 Plan”). At December 31, 2006, 10,569,400 options, net of cancellations, to purchase common stock had been granted under the 1997 Plan and 438,600 options, net of cancellations, to purchase common stock had been granted under the 1999 Plan. The Options granted under the 1997 Plan expired in April 2003.

1999 Stock Option Plan
     In February 1999, the Company adopted and the stockholders approved the 1999 Stock Option Plan (the “1999 Plan”). In December 2006, the Company amended the 1999 Plan to address new guidance regarding equity restructurings under FAS 123(R). A copy of the 1999 Plan amendment is provided as an exhibit to this Annual Report on Form 10-K. The 1999 Plan provides for the issuance of options to purchase up to 3,784,000 shares of common stock plus any options to purchase shares of common stock which, for any reason, are not issued under the 1997 Plan. The options granted under the 1997 Plan subsequently expired in April 2003. During 2004, the Company granted 97,197 options to purchase common stock under the 1999 Plan at a weighted average exercise price of $46.88 per share. During 2005 and 2006, the Company granted no options to purchase common stock under the 1999 Plan. As of December 31, 2006, 4,125,836 options, net of cancellations and including 438,600 shares of common stock carried over from the 1997 Plan, had been granted under the 1999 Plan. The common stock options granted under the 1999 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between February 2009 and March 2013. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 1999 Plan was suspended and no new grants will be made under the 1999 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 25,750 options remaining under the 1999 Plan.
2001 Stock Option Plan
     In June 2001, the Company adopted and the stockholders approved the 2001 Stock Option Plan (the “2001 Plan”). In December 2006, the Company amended the 2001 Plan to address new guidance regarding equity restructurings under FAS 123(R). A copy of the 2001 Plan amendment is provided as an exhibit to this Annual Report on Form 10-K. The 2001 Plan provides for the issuance of options to purchase up to 2,700,000 shares of common stock. During 2004, the Company granted 512,803 options to purchase common stock under the 2001 Plan at a weighted average exercise price of $45.10 per share. During 2005 and 2006, the Company granted no options to purchase common stock under the 2001 Plan. At December 31, 2006, 1,892,803 options, net of cancellations, had been granted under the 2001 Plan. The common stock options granted under the 2001 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2011 and March 2013. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 2001 Plan was suspended and no new grants will be made under the 2001 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 807,197 options remaining under the 2001 Plan.
2002 Non-Executive Stock Incentive Plan
     In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan”). In December 2006, the Company further amended the 2002 Plan to address new guidance regarding equity restructurings under FAS 123(R). A copy of the 2002 Plan amendment adopted in 2006 is provided as an exhibit to this Annual Report on Form 10-K. The 2002 Plan provides for the issuance of up to 7,300,000 shares of common stock under stock options or restricted stock grants. Any person who is an employee or prospective employee of the Company is eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. During 2004, the Company granted 769,500 options to purchase common stock under the 2002 Plan at a weighted average exercise price of $45.16 per share. During 2005 and 2006, the Company granted no options to purchase common stock under the 2002 Plan. At December 31, 2006, 2,631,750 options, net of cancellations, had been granted under the 2002 Plan. The common stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2011 and September 2013. As more fully described in the 2004 Stock Incentive Plan (the “2004 Plan”) section below, in July 2004, Company stockholders approved the new 2004 Plan. With stockholder approval of the 2004 Plan, the 2002 Plan was suspended and no new grants will be made under the 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue 4,497,625 options remaining under the 2002 Plan.

2004 Stock Incentive Plan
In July 2004, the Company adopted and the stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. In August 2005, the stockholders approved amendments to the 2004 Plan to include grants to non-employee directors, which amendments are further described below. In December 2006, the Company further amended the 2004 Plan to address new guidance regarding equity restructurings under FAS 123(R). A copy of the 2004 Plan amendment adopted in 2006 is provided as an exhibit to this Annual Report on Form 10-K.
     The 2004 Plan provides for the issuance of up to 4,000,000 shares of common stock plus any shares subject to outstanding awards under the 1999 Plan, the 2001 Plan, or the 2002 Plan that, on or after June 11, 2004, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares), up to an aggregate maximum of 9,400,000 shares. With stockholder approval of the 2004 Stock Incentive Plan (the “2004 Plan”), the 1999 Plan, the 2001 Plan and the 2002 Plan were suspended and no new grants will be made under the 1999 Plan, 2001 Plan or 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue approximately 5.3 million options under the 1999 Plan, 2001 Plan and 2002 Plan. During 2004, the Company granted 86,000 options to purchase common stock under the 2004 Plan at a weighted average exercise price of $56.15 per share. During 2005, the Company granted 1,387,500 options to purchase common stock under the 2004 Plan at a weighted average exercise price of $66.89 per share. During 2006, the Company granted 628,150 stock appreciation rights at a weighted average exercise price of $97.36 per share. The Company also granted 60,661 restricted stock units during 2006. At December 31, 2006, 2,046,020 options, stock appreciation rights and restricted stock units, net of cancellations, had been granted under the 2004 Plan. The common stock options, stock appreciation rights and restricted stock units granted under the 2004 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between July 2011 and August 2013.
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
Directors’ Stock Option Plan
     In December 1998, the Company adopted and the stockholders approved the Directors’ Stock Plan (the “Directors’ Plan”), which provides for the issuance of options to purchase up to 860,000 shares of common stock. Effective January 1, 2006, stock incentives granted to non-employee members of our Board of Directors are accounted for under the provisions of FAS 123(R), as more fully discussed in “Note 5. Share-based compensation.” Prior to the adoption of FAS 123(R), these stock incentives were accounted for under the provisions of APB 25 pursuant to FASB Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25.” In December 2006, the Company amended the Directors’ Plan to address new guidance regarding equity restructurings under FAS 123(R). A copy of the Directors’ Plan amendment is provided as an exhibit to this Annual Report on Form 10-K. During 2004, the Company granted 120,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $50.75 per share. During 2005, the Company granted 30,000 options to purchase common stock under the Directors’ Plan at a weighted average exercise price of $64.88 per share. During 2006, the Company granted no options to purchase common stock under the Directors’ Plan. At December 31, 2006, 808,680 options, net of cancellations, to purchase common stock had been granted under the Directors’ Plan. The common stock options granted under the Directors’ Plan generally become 100% exercisable one year from the date of grant and expire between December 2008 and October 2013.
17. Supplemental cash flow disclosures
     In 2004, 2005 and 2006, the Company recognized $15.2 million, $15.5 million and $46.5 million, respectively, in stockholders’ equity for excess tax deductions associated with share-based payment arrangements related to the exercise of non-qualified common stock options and disqualifying dispositions of incentive stock options. In 2004, 2005 and 2006, the Company made income tax payments of approximately $0.6 million, $0.8 million, and $9.0 million, respectively.

18. Commitments and contingencies
Operating leases
     The Company leases office facilities in the United States, United Kingdom and India expiring on various dates through 2027. In the second quarter of 2006, the Company entered into a new lease agreement for additional office space in the United Kingdom. In the third quarter of 2006, the Company entered into new lease agreements for additional office space in Washington, D.C. The expiration of the new Washington, D.C. leases will coincide with the Company’s move to the new Rosslyn, Virginia headquarters in early 2008. In the fourth quarter of 2006, the Company entered into new lease agreements for additional office locations in Chicago, Illinois and San Francisco, California. The Chicago office lease is for a seven year term with total lease payments of $6.2 million. The San Francisco lease is for a three year term with total lease payments of $0.4 million. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs, are as follows (in thousands):

Year ended December 31,
2007	$21,186
2008	27,344
2009	31,996
2010	31,807
2011	31,592
Thereafter	452,408

Total	$596,333

     The increase in the future commitments is primarily due to the lease payments for the new United Kingdom lease for additional office space mentioned above for which payments will begin in 2007 for a term of twelve years. Pursuant to the terms of the Rosslyn, Virginia lease, the Company has the option to accelerate the date at which it obtains control of a portion of the leased property, which would increase the rental payments discussed above.
     Rent expense in 2004, 2005 and 2006, was $9.3 million, $13.3 million and $15.1 million, respectively. The Company has entered into letter of credit agreements of $2.4 million, $0.7 million, $0.5 million and $21,000 to provide security deposits for certain office space leases. The letters of credit expire January 2008, June 2007, August 2007 and May 2007, respectively, but will automatically extend for another year from their expiration dates, unless the Company terminates them. To date, no amounts have been drawn on these agreements. Under the terms of the Rosslyn, Virginia lease agreement, the Company has committed to providing the landlord security deposits totaling $50 million. The Company has pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation.
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and the Company’s property is not subject to, any material legal proceedings.
     The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income, and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company has accrued a liability of approximately $4.1 million at December 31, 2006. The Company paid $3.3 million in January 2007 to resolve sales and use tax obligations in various states.

19. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter for 2005 and 2006 is as follows (in thousands, except per-share amounts):

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$81,608	$87,351	$93,432	$99,835
Gross profit	55,214	57,263	62,357	66,448
Income before provision for income taxes	25,777	25,633	29,469	32,731
Net income	$17,142	$17,046	$19,597	$21,275
Earnings per share:
Basic	$0.44	$0.43	$0.49	$0.54
Diluted	$0.42	$0.41	$0.47	$0.52

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$105,069	$111,662	$118,390	$125,502
Gross profit	67,609	72,603	75,633	80,756
Income before provision for income taxes	27,835	28,883	34,328	37,686
Net income	$17,119	$17,763	$21,112	$23,177
Earnings per share:
Basic	$0.43	$0.44	$0.53	$0.59
Diluted	$0.42	$0.43	$0.52	$0.58
20. Subsequent events
     In February 2007, the Board of Directors declared a quarterly cash dividend of $0.40 per share. The dividend is payable on March 30, 2007 to stockholders of record at the close of business on March 9, 2007. The Company will fund its dividend payments with cash on hand and cash generated from operations.
     In February 2007, the Company entered into an agreement with The Advisory Board Company to collaborate on several projects specific to the companies’ respective best practice research programs. In addition to structuring terms for the companies to license certain research content from each other, the agreement sets a framework for collaboration to enhance service to the firms’ existing and prospective members. The agreement also outlines several potential areas for new product development collaboration. To facilitate the open sharing of information required for the collaboration, the agreement also includes a non-compete provision covering traditional best practice research programs.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2006. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.
     No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Please see “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control over Financial Reporting.

Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
      The information required by this Item is incorporated by reference to the information provided under the headings “Election of Directors” and “Executive Officers” of our Proxy Statement.

Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference from the information provided under the headings “Compensation Discussion and Analysis” and “ Executive Compensation” of our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required by this Item is incorporated herein by reference from the information provided under the headings, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compenation Plan Information” of our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     None.
Item 14. Principal Accounting Fees and Services.
     The information required by this Item is incorporated by reference from the information provided under the heading “Independent Registered Accounting Firm’s Fees and Services” of our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 hereof:

Report of Management’s Assessment of Internal Control over Financial Reporting,

Reports of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2005 and 2006,

Consolidated Statements of Income for the years ended December 31, 2004, 2005 and 2006,

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006,

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006, and

Notes to Consolidated Financial Statements.

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit
No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Common Stock Certificate.*

10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.4	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

Exhibit
No.	Description of Exhibit

10.5	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*** †

10.6	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.*** †

10.7	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*** †

10.8	Employee Stock Purchase Plan dated June 23, 2000.**

10.9	2001 Stock Option Plan. ## †

10.10	2002 Non-Executive Stock Incentive Plan.ì †

10.11	2004 Stock Incentive Plan, as amended July 18, 2005. *****†

10.12	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley. * #

10.13	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

10.14	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.15	Form of term sheet for director non-qualified stock options.### †

10.16	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer.±†

10.17	The Corporate Executive Board Deferred Compensation Plan, as amended January 1, 2006. ****†

10.18	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. ####†

10.19	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 1999 Stock Option Plan, 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. #####†

10.20	Employment Agreement, dated May 19, 2006, between The Corporate Executive Board Company and Thomas L. Monahan III.+†

10.21	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. ++

10.22	Employment Agreement, dated July 25, 2006, between The Corporate Executive Board Company and James J. McGonigle relating to employment, board service, non-competition and related matters.+++†

10.23	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006.†

14.1	Code of Ethics For Directors, Executives and Employees.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

****	Incorporated by reference to Exhibit 10.3 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

*****	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on August 24, 2005.

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

####	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

#####	Incorporated by reference to Exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

+	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

++	Incorporated by reference to Exhibit 10.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

+++	Incorporated by reference to Exhibit 10.3 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

†	Compensation arrangement.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

ì	Incorporated by reference to Exhibit 10.21.3 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.

Report of Independent Registered Public Accounting Firm
We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2005 and 2006, and for each of the three years in the period ended December 31, 2006 and have issued our report thereon dated February 23, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 23, 2007

THE CORPORATE EXECUTIVE BOARD COMPANY
Schedule II—Valuation and Qualifying Accounts
(In thousands)

			Additions
			Charged to
	Balance at	Additions	Provision	Deductions
	Beginning	Charged to	for Income	from	Balance at
	of Year	Revenue	Taxes	Reserve	End of Year
Year ended December 31, 2004
Reserve for uncollectible revenue	$2,875	$3,439	$—	$4,349	$1,965

	$2,875	$3,439	$—	$4,349	$1,965

Year ended December 31, 2005
Reserve for uncollectible revenue	$1,965	$2,960	$—	$3,890	$1,035
Valuation allowance on deferred tax assets	—	—	3,144	—	3,144

	$1,965	$2,960	$3,144	$3,890	$4,179

Year ended December 31, 2006
Reserve for uncollectible revenue	$1,035	$5,695	$—	$5,575	$1,155
Valuation allowance on deferred tax assets	3,144	—	2,677	—	5,821

	$4,179	$5,695	$2,677	$5,575	$6,976

Signatures
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of March 1, 2007.

The Corporate Executive Board Company

By:	/s/ Thomas L. Monahan III

Thomas L. Monahan III
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2007 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title

/s/ Thomas L. Monahan III Thomas L. Monahan III	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy R. Yost Timothy R. Yost	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ James J. McGonigle James J. McGonigle	Non-Executive Chairman of the Board of Directors

/s/ Robert C. Hall Robert C. Hall	Director

/s/ Nancy J. Karch Nancy J. Karch	Director

/s/ David W. Kenny David W. Kenny	Director

/s/ Daniel O. Leemon Daniel O. Leemon	Director

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.23	Amendments, adopted December 22, 2006, to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.