Form 10-Q
period 2007-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2007-05-10
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
At May 7, 2007, the Company had outstanding 37,396,923 shares of common stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,613	$171,367
Marketable securities	219,242	119,534
Membership fees receivable, net	84,094	153,107
Deferred income taxes, net	16,762	15,109
Deferred incentive compensation	12,048	13,160
Prepaid expenses and other current assets	10,901	9,881

Total current assets	454,660	482,158

Deferred income taxes, net	12,896	12,896
Marketable securities	97,739	196,386
Goodwill and other intangibles	7,662	7,826
Other non-current assets	11,084	9,801
Property and equipment, net	29,356	26,988

Total assets	$613,397	$736,055

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$46,184	$66,773
Accrued incentive compensation	27,604	25,062
Deferred revenues	315,175	308,671

Total current liabilities	388,963	400,506

Other liabilities	19,717	17,684

Total liabilities	408,680	418,190

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 42,877,607 and 42,805,325 shares issued, and 37,401,694 and 38,947,908 shares outstanding at March 31, 2007 and December 31, 2006, respectively	428	428
Additional paid-in capital	362,018	353,990
Retained earnings	250,994	246,668
Accumulated elements of other comprehensive income (loss)	459	(440)
Treasury stock, at cost, 5,475,913 and 3,857,417 shares at March 31, 2007 and December 31, 2006, respectively	(409,182)	(282,781)

Total stockholders’ equity	204,717	317,865

Total liabilities and stockholders’ equity	$613,397	$736,055

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues	$124,525	$105,069
Cost of services	44,676	37,460

Gross profit	79,849	67,609
Costs and expenses:
Member relations and marketing	34,246	28,850
General and administrative	17,117	15,027
Depreciation and amortization	2,906	1,997

Total costs and expenses	54,269	45,874

Income from operations	25,580	21,735
Other income, net	5,915	6,100

Income before provision for income taxes	31,495	27,835
Provision for income taxes	12,125	10,716

Net income	$19,370	$17,119

Earnings per share:
Basic	$0.50	$0.43
Diluted	$0.50	$0.42

Dividends per share	$0.40	$0.30

Weighted average shares used in the calculation of earnings per share:
Basic	38,412	39,579
Diluted	39,117	41,065
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$19,370	$17,119
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,906	2,023
Deferred income taxes	(1,097)	10,716
Share-based compensation	6,578	6,535
Excess tax benefits from share-based compensation arrangements	(733)	(12,797)
Amortization of marketable securities discounts, net	(431)	(216)
Changes in operating assets and liabilities:
Membership fees receivable, net	69,013	46,065
Deferred incentive compensation	1,112	672
Prepaid expenses and other current assets	(377)	1,722
Other non-current assets	(1,283)	(617)
Accounts payable and accrued liabilities	(21,970)	(14,562)
Accrued incentive compensation	2,542	(14,186)
Deferred revenues	6,504	5,610
Other liabilities	2,033	2,112

Net cash flows provided by operating activities	84,167	50,196

Cash flows from investing activities:
Purchases of property and equipment	(3,726)	(4,945)
Purchases of marketable securities, net	(201)	(194,920)

Net cash flows used in investing activities	(3,927)	(199,865)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	158	1,555
Proceeds from the issuance of common stock under the employee stock purchase plan	559	416
Excess tax benefits from share-based compensation arrangements	733	12,797
Purchase of treasury shares	(126,401)	(38,960)
Payment of dividends	(15,043)	(11,851)
Reimbursement of common stock offering costs	—	70

Net cash flows used in financing activities	(139,994)	(35,973)

Net decrease in cash and cash equivalents	(59,754)	(185,642)
Cash and cash equivalents, beginning of period	171,367	424,276

Cash and cash equivalents, end of period	$111,613	$238,634

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
Note 2. Condensed consolidated financial statements
     The accompanying condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s 2006 Annual Report on Form 10-K.
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2006 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period within calendar year 2007. Certain amounts included in the prior year consolidated statement of cash flows have been reclassified to conform to the current year presentation.
Note 3. Recent accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, the Company adopted the provisions of FIN 48. See Note 5 for further detail regarding the adoption of this interpretation. As discussed in Note 5, the impact of adopting FIN 48 was not material.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘FAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company will be required to adopt FAS 159 as of January 1, 2008. The Company is currently evaluating the impact of FAS 159 and has not yet determined the effect the adoption of FAS 159 will have on the Company’s financial position or results of operations.

Note 4. Stockholders’ equity
Share-based compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. The Company allocated share-based compensation expense under FAS 123(R) in the condensed consolidated statements of income as follows (in thousands):

	Three months ended March 31,
	2007	2006
Cost of services	$3,276	$3,086
Member relations and marketing	1,331	1,507
General and administrative	1,971	1,942

	6,578	6,535
Income tax benefit	(2,533)	(2,516)

Total share-based compensation, net of tax benefit	$4,045	$4,019

     Basic earnings per share for the three months ended March 31, 2007 and 2006 were $0.11 and $0.10 lower, respectively, than if the Company had not adopted FAS 123(R). Diluted earnings per share for the three months ended March 31, 2007 and 2006 were $0.10 and $0.09 lower, respectively, than if the Company had not adopted FAS 123(R).
     For the three months ended March 31, 2007 and 2006, the Company granted a total of 645,986 and 618,150 stock appreciation rights at a weighted average fair value of $18.59 and $26.13, respectively.
     For the three months ended March 31, 2007 and 2006, the Company granted a total of 73,529 and 60,661 restricted stock units at a weighted average fair value of $74.11 and $94.78, respectively.
     At March 31, 2007, $55.2 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Share Repurchases
     In February 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $200 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorizations from prior years, provided the Company the opportunity to repurchase up to approximately $242.2 million of the Company’s shares as of the date of the additional share repurchase authorization in February 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations. For the three months ended March 31, 2007 and 2006, the Company repurchased 1.6 million and 0.4 million shares at a total cost of $126.4 million and $39.0 million, respectively. The remaining share repurchase authorization was $115.8 million at March 31, 2007.
Dividends
     In February 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share, which was paid on March 30, 2007 to stockholders of record at the close of business on March 9, 2007. The dividends paid by the Company on March 30, 2007 totaled $15.0 million. The Company funds its dividend payments with cash on hand and cash generated from operations.
Note 5. Income taxes
     FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on January 1, 2007 and the effect of applying the provisions of this interpretation was not material. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the Provision for income taxes. The total amount of interest and penalties recognized in the consolidated statement of income for the three months ended March 31, 2007 and the consolidated balance sheet at March 31, 2007 was not material. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions before 2003.

     Estimated income tax payments for the three months ended March 31, 2007 and 2006 were $13.4 million and $7.3 million, respectively.
Note 6. Sale of common stock
     In March 2006, certain of the Company’s shareholders sold 0.9 million shares of the Company’s common stock in a transaction that was exempt from registration. The common stock sold consisted primarily of common stock obtained by employees and directors from the exercise of Company common stock options. The Company did not directly receive any proceeds from the sale.
     As a part of the 2006 sale of common stock, employees and directors exercised approximately 2.0 million non-qualified and incentive stock options. The employees and directors elected to pay for the stock option exercise price in shares of common stock which, when using the fair market value on the date of exercise, amounted to approximately 768,000 shares of common stock. In addition, the employees and directors used common stock received from the exercise of the stock options to satisfy the statutory minimum federal income tax withholding obligations generated from the exercise of Company stock options. In effect, the Company repurchased, at fair market value, a portion of the common stock received by the employees and directors upon exercise of the Company common stock options. The Company remitted the payments for the common stock repurchase directly to the respective tax authority, instead of the employee or director, to satisfy the statutory minimum federal income tax withholding obligations generated from the exercise of the Company stock options. The total cost of the common stock repurchase, to satisfy employee and director statutory minimum federal income tax withholding obligations, was approximately $37.7 million representing approximately 391,000 shares. The amount of the repurchase in March 2006 counted against the then existing authorized share repurchase amount.
     In addition, the Company recognized approximately $1.9 million in compensation expense reflecting primarily additional Federal Insurance Corporation Act (“FICA”) taxes as a result of the taxable income that employees recognized upon the exercise of non-qualified and incentive common stock options in conjunction with the sale in March 2006.
Note 7. Earnings per share
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

	Three months ended March 31,
	2007	2006
Basic weighted average common shares outstanding	38,412	39,579
Effect of dilutive common shares outstanding	705	1,486

Diluted weighted average common shares outstanding	39,117	41,065

Note 8. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items and unrealized gains and losses on marketable securities. Comprehensive income for the three months ended March 31, 2007 and 2006 was $20.3 million and $16.1 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets is comprised primarily of the change in unrealized gains and losses on available-for-sale marketable securities and foreign currency hedge transactions, at March 31, 2007 only. The change in unrealized losses, net of tax, on available-for-sale marketable securities amounted to $0.3 million and $(1.0) million for the three months ended March 31, 2007 and 2006, respectively. The tax expense (benefit) associated with the change in unrealized losses on available-for-sale marketable securities included within comprehensive income was $0.2 million and $(0.6) million for the three months ended March 31, 2007 and 2006, respectively.

Note 9. Commitments and contingencies
     The Company leases office facilities in the United States, United Kingdom and India expiring on various dates through 2027. The expiration of the Washington, D.C. leases will coincide with the Company’s move to the new Rosslyn, Virginia headquarters in early 2008. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $591.6 million at March 31, 2007 and are scheduled to be paid out as follows: $16.2 million for the nine months ended December 31, 2007, $27.4 million for the year ended December 31, 2008, $32.0 million for the year ended December 31, 2009, $31.8 million for the year ended December 31, 2010, $31.6 million for the year ended December 31, 2011 and $452.6 million thereafter. Pursuant to the terms of the Rosslyn, Virginia lease, the Company has the option to accelerate the date at which it obtains control of a portion of the leased property, which would increase the rental payments discussed above.
     The Company continues to evaluate certain potential tax exposures relating to sales and use, payroll, income and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. At March 31, 2007, the Company has accrued a liability of approximately $0.6 million for such exposures. The Company paid $3.3 million in January 2007 to resolve sales and use tax obligations in various states.
     The Company expects the total costs of the tenant build-out for the Waterview office location in Rosslyn, Virginia to be approximately $100 million, of which approximately $40 million will be reimbursed by the landlord. In March 2007, the Company entered into a contract for approximately $57 million for the general construction of the build-out which is expected to be paid within 12 months.
Note 10. Collaboration agreement
     In February 2007, the Company entered into a three-year agreement with The Advisory Board Company to collaborate on several projects specific to the companies’ respective best practice research programs. The Advisory Board Company provides best practices research, decision support tools and analysis to the health care industry. In addition to structuring terms for the companies to license certain research content from each other, the agreement sets a framework for collaboration to enhance service to the firms’ existing and prospective members. The agreement also outlines several potential areas for new product development collaboration. To facilitate the open sharing of information required for the collaboration, the agreement also includes a non-compete provision covering traditional best practice research programs.
Note 11. Subsequent events
     In May 2007, the Board of Directors declared a quarterly cash dividend of $0.40 per share. The dividend is payable on June 29, 2007 to stockholders of record at the close of business on June 15, 2007. The Company will fund its dividend payments with cash on hand and cash generated from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the SEC, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, our inability to know in advance if new products will be successful, difficulties we may experience in anticipating market trends, our need to attract and retain a significant number of highly skilled employees, continued consolidation in the financial institutions industry, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), the potential effects of foreign currency fluctuations, whether the Washington, D.C. Office of Tax and Revenue withdraws our QHTC status and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our filings with the SEC, including, but not limited to, our 2006 Annual Report on Form 10-K.
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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 20.5% to $492.5 million at March 31, 2007 from $408.8 million at March 31, 2006.
     Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed in the “Critical Accounting Policies” section below.
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
Critical Accounting Policies
     Our accounting policies, which are in compliance with GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2006 Annual Report on Form 10-K, we have discussed those policies that we believe are critical and require the use of complex judgment in their application.
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of services	35.9	35.7

Gross profit	64.1	64.3

Costs and expenses:
Member relations and marketing	27.5	27.5
General and administrative	13.7	14.3
Depreciation and amortization	2.3	1.9

Total costs and expenses	43.6	43.7

Income from operations	20.5	20.7
Other income, net	4.8	5.8

Income before provision for income taxes	25.3	26.5
Provision for income taxes	9.7	10.2

Net income	15.6%	16.3%

Three Months Ended March 31, 2007 and 2006
     Revenues. Revenues increased 18.5% to $124.5 million for the three months ended March 31, 2007, from $105.1 million for the three months ended March 31, 2006. The largest driver of the increase in revenues for the three months ended March 31, 2007 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three months ended March 31, 2007 included the addition of new members and the introduction of new research programs.
     Cost of services. Cost of services increased 19.3% to $44.7 million for the three months ended March 31, 2007, from $37.5 million for the three months ended March 31, 2006. The year-over-year increase in Cost of services was principally due to compensation costs for new and existing research and executive education staff, including share-based compensation expense, an increase in external consulting expenses to support the growth of our existing programs, new program launches, publishing and executive education seminar costs and an increase in travel related expenses. Cost of services as a percentage of revenues increased to 35.9% for the three months ended March 31, 2007, from 35.7% for the three months ended March 31, 2006. The year-over-year increase is due to the increase in external consulting expenses to support the growth of our existing programs, a shift in the timing of our publishing and executive education seminar schedule relative to the three months ended March 31, 2006, and an increase in the number of research and executive education staff. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the Cost of services as a percentage of revenues for the three months ended March 31, 2007 may not be indicative of future quarterly or annual results.
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
     Member relations and marketing. Member relations and marketing costs increased 18.7% to $34.2 million for the three months ended March 31, 2007 from $28.9 million for the three months ended March 31, 2006. The year-over-year increase in Member relations and marketing costs is principally due to the increase in marketing personnel and related costs, including share-based compensation expense, the increase in member relations personnel and related costs to support our expanding membership base, the increase in commission expense associated with the growth in our revenues and an increase in external consulting costs. Member relations and marketing expense as a percentage of revenues remained unchanged for the three months ended March 31, 2007 and 2006 due to the percentage increase in external consulting costs offset by a net percentage decrease of marketing personnel related costs such as salaries and share-based compensation expense. Member relations and marketing as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires, travel, and consulting expenses incurred relative to the amount of revenue recognized in a period.
     General and administrative. General and administrative expense increased 13.9% to $17.1 million for the three months ended March 31, 2007, from $15.0 million for the three months ended March 31, 2006. The year-over-year increase in General and administrative expense is driven primarily by an increase in staff and related compensation costs offset by a decrease in personnel related costs associated with our portion of payroll taxes from the sale of employee stock options. General and administrative expenses as a percentage of revenues decreased to 13.7% for the three months ended March 31, 2007 from 14.3% for the three months ended March 31, 2006. The year-over-year decrease in General and administrative expense, as a percentage of revenue, is due to the percentage decrease in the personnel related costs noted above and is partially offset by an increase in compensation costs. General and administrative expense as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires and consulting expenses incurred relative to the amount of revenue recognized in a period.
     Depreciation and amortization. Depreciation and amortization expense increased 45.5% to $2.9 million for the three months ended March 31, 2007, from $2.0 million for the three months ended March 31, 2006. The increase in Depreciation and amortization expense was principally due to the additional investment in leasehold improvements for additional office space for the Washington, D.C. and London offices, and the purchase of computer equipment and management information systems software to support organizational growth.

     Other income, net. Other income, net decreased 3.0% to $5.9 million for the three months ended March 31, 2007 from $6.1 million for the three months ended March 31, 2006. The year-over-year decrease in Other income, net was associated with decreased levels of cash, cash equivalents and marketable securities. See further discussion in the Liquidity and Capital Resources section below.
     Provision for income taxes. We recorded a Provision for income taxes of $12.1 million and $10.7 million for the three months ended March 31, 2007 and 2006, respectively. Our effective income tax rate remained unchanged at 38.5% for the three months ended March 31, 2007 and 2006.
Liquidity and Capital Resources
     Cash generated by operations is our primary source of liquidity and we believe that existing cash and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $428.6 million and $552.5 million at March 31, 2007 and 2006, respectively. We made income tax payments of $13.4 million in the three months ended March 31, 2007 and expect to continue making tax payments in future periods. We estimate that it will cost approximately $60 million through 2008 to build out the office space for our new headquarters in Rosslyn, Virginia. In addition, we estimate that we will spend approximately $10 million in 2007 to support growth of our headcount and infrastructure.
     Cash flows from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions has historically resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $84.2 million and $50.2 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, operating cash flows were generated primarily by the collection of membership fees receivable and net income and partially offset by the decrease in accounts payable and accrued liabilities. For the three months ended March 31, 2006, operating cash flows were generated primarily by the collection of membership fees receivable and net income, partially offset by the decrease in accounts payable and accrued liabilities, and the decrease in accrued incentive compensation. The annual incentive payout did not occur until April 2007 for the year ended December 31, 2006 as opposed to the annual payout for the year ended December 31, 2005 that occurred in March 2006. The change in the excess tax benefits is a result of the timing of exercises of share-based compensation awards. Prior to 2007, employees exercised share-based compensation awards and sold the underlying shares as a group in a transaction that was exempt from registration. See Note 6 to the condensed consolidated financial statements.
     Cash flows from investing activities. We used net cash flows in investing activities of $3.9 million and $199.9 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, net cash flows from investing activities were primarily used to purchase property and equipment consisting of leasehold improvements and computer equipment and software. For the three months ended March 31, 2006, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of maturities, of $194.9 million, and leasehold improvements for additional office space in Washington, D.C. and London, England and computer equipment and software of $4.9 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $140.0 million and $36.0 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, net cash flows from financing activities were used primarily for the repurchase of our common stock, which totaled $126.4 million, and the payment of dividends, which totaled $15.0 million, partially offset by the recognition of excess tax benefits of $0.7 million resulting from share-based compensation arrangements, proceeds of $0.6 million from the issuance of common stock under the employee stock purchase plan, and proceeds of $0.2 million from the exercise of common stock options. Net cash flows used in financing activities for the three months ended March 31, 2006 were principally attributed to repurchases of our common stock, which totaled $39.0 million, and the payment of dividends, which totaled $11.9 million, partially offset by the recognition of excess tax benefits resulting from share-based compensation arrangements of $12.8 million, the receipt of proceeds of $1.6 million from the exercise of common stock options, and proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $0.4 million.
     The Board of Directors declared a quarterly cash dividend of $0.40 per share in May 2007 which will be payable in June 2007. See Note 11 to the condensed consolidated financial statements.

Contractual obligations
     We expect the total costs of the tenant build-out for the Waterview office space for our new headquarters in Rosslyn, Virginia to be approximately $100 million, of which approximately $40 million will be reimbursed by the landlord. In March 2007, we entered into a contract for approximately $57 million for the general construction of the build-out which is expected to be paid within 12 months.
Off-Balance Sheet Arrangements
     At March 31, 2007 and December 31, 2006, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
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
Foreign currency exchange rate risk
     Our international operations subject us to risks related to currency exchange fluctuations. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. In 2006, we began to use forward contracts to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our UK subsidiary. A forward contract obligates us to exchange a predetermined amount of U.S. dollars to make an equivalent Pound Sterling (“GBP”) payment equal to the value of such exchange. A hypothetical 10% adverse movement in foreign currency exchange rates would not have a material adverse impact to our results of operations.
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
Item 1A. Risk Factors.
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
January 1, 2007 to January 31, 2007	—	$—	—	$42,217,779
February 1, 2007 to February 28, 2007	752,800	$79.45	752,800	$182,407,906
March 1, 2007 to March 31, 2007(1)	865,696	$76.92	865,696	$115,817,251

Total	1,618,496	$78.10	1,618,496

(1)  Amounts include the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards. The Company repurchased approximately 18,000 shares for $1.4 million.
     In February 2007, our Board of Directors authorized a share repurchase of up to an additional $200 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations from prior years, provided us the opportunity to repurchase up to approximately $242.2 million of our shares as of the date of the additional share repurchase authorization in February 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. At March 31, 2007 and December 31, 2006, we repurchased 5,475,913 shares and 3,857,417 shares of our common stock at a total cost of approximately $409.2 million and $282.8 million, respectively.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     In February 2007, the Compensation Committee of the Board of Directors approved the 2007 Chief Executive Officer Incentive Plan and the Executive Committee Incentive Plan, which includes bonuses for our Named Executive Officers. A summary of these plans, including the criteria established for evaluation, are attached as Exhibits 10.24 and 10.25, respectively, to this Form 10-Q.

Item 6. Exhibits.
     (a) Exhibits:

Exhibit No.	Description
10.24	2007 Chief Executive Officer Incentive Plan

10.25	Executive Committee Incentive Plan

10.26	Collaboration Agreement with The Advisory Board Company (Confidential treatment has been requested for portions of this agreement.)

10.27	Severance Agreement, dated July 30, 2004, between The Corporate Executive Board and Glenn Tobin

10.28	Form of Employer Protection Agreement

10.29	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: May 10, 2007	By:	/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.24	2007 Chief Executive Officer Incentive Plan Summary

10.25	Executive Committee Incentive Plan Summary

10.26	Collaboration Agreement with The Advisory Board Company (Confidential treatment has been requested for portions of this agreement.)

10.27	Severance Agreement, dated July 30, 2004, between The Corporate Executive Board and Glenn Tobin

10.28	Form of Employer Protection Agreement

10.29	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350