Form 10-Q
period 2007-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2007-08-09
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
At August 3, 2007, the Company had outstanding 36,168,789 shares of common stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,124	$171,367
Marketable securities	118,329	119,534
Membership fees receivable, net	89,033	153,107
Deferred income taxes, net	16,070	15,109
Deferred incentive compensation	13,170	13,160
Prepaid expenses and other current assets	9,729	9,881

Total current assets	332,455	482,158

Deferred income taxes, net	14,120	12,896
Marketable securities	90,021	196,386
Goodwill and other intangibles	7,499	7,826
Other non-current assets	18,524	9,801
Property and equipment, net	47,174	26,988

Total assets	$509,793	$736,055

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$36,491	$66,773
Accrued incentive compensation	20,505	25,062
Deferred revenues	295,276	308,671

Total current liabilities	352,272	400,506

Other liabilities	34,010	17,684

Total liabilities	386,282	418,190

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 42,989,315 and 42,805,325 shares issued, and 36,156,421 and 38,947,908 shares outstanding at June 30, 2007 and December 31, 2006, respectively	430	428
Additional paid-in capital	369,710	353,990
Retained earnings	253,737	246,668
Accumulated elements of other comprehensive income (loss)	424	(440)
Treasury stock, at cost, 6,875,787 and 3,857,417 shares at June 30, 2007 and December 31, 2006, respectively	(500,790)	(282,781)

Total stockholders’ equity	123,511	317,865

Total liabilities and stockholders’ equity	$509,793	$736,055

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$129,697	$111,662	$254,222	$216,731
Cost of services	47,264	39,059	91,940	76,519

Gross profit	82,433	72,603	162,282	140,212

Costs and expenses:
Member relations and marketing	37,482	31,925	71,728	60,775
General and administrative	18,908	15,498	36,025	30,525
Depreciation and amortization	3,165	2,425	6,071	4,422

Total costs and expenses	59,555	49,848	113,824	95,722

Income from operations	22,878	22,755	48,458	44,490
Other income, net	5,289	6,128	11,204	12,228

Income before provision for income taxes	28,167	28,883	59,662	56,718
Provision for income taxes	10,844	11,120	22,969	21,836

Net income	$17,323	$17,763	$36,693	$34,882

Earnings per share:
Basic	$0.47	$0.44	$0.97	$0.87
Diluted	$0.46	$0.43	$0.96	$0.85

Dividends per share	$0.40	$0.30	$0.80	$0.60

Weighted average shares used in the calculation of earnings per share:
Basic	37,051	40,394	37,732	40,026
Diluted	37,517	41,233	38,311	41,241
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$36,693	$34,882
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	6,071	4,424
Deferred income taxes, net	709	21,960
Share-based compensation	12,102	13,099
Excess tax benefits from share-based compensation arrangements	(1,966)	(18,180)
Amortization of marketable securities discounts, net	(657)	(932)
Changes in operating assets and liabilities:
Membership fees receivable, net	64,074	43,416
Deferred incentive compensation	(10)	460
Prepaid expenses and other current assets	152	(4,791)
Other non-current assets	(4,895)	(6,206)
Accounts payable and accrued liabilities	(34,130)	(11,595)
Accrued incentive compensation	(4,557)	(7,980)
Deferred revenues	(13,395)	(6,966)
Other liabilities	3,449	3,257

Net cash flows provided by operating activities	63,640	64,848

Cash flows from investing activities:
Purchases of property and equipment, net	(9,183)	(8,116)
Cost method investment	(3,829)	—
Sales and maturities (purchases) of marketable securities, net	108,141	(194,787)

Net cash flows provided by (used in) investing activities	95,129	(202,903)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	529	2,630
Proceeds from the issuance of common stock under the employee stock purchase plan	1,125	912
Excess tax benefits from share-based compensation arrangements	1,966	18,180
Purchase of treasury shares	(218,009)	(58,363)
Payment of dividends	(29,623)	(23,954)
Reimbursement of common stock offering costs	—	70
Payment of common stock offering costs	—	(70)

Net cash flows used in financing activities	(244,012)	(60,595)

Net decrease in cash and cash equivalents	(85,243)	(198,650)
Cash and cash equivalents, beginning of period	171,367	424,276

Cash and cash equivalents, end of period	$86,124	$225,626

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
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2006 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period within calendar year 2007.
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

Note 4. Stockholders’ equity
Share-based compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. The Company allocated share-based compensation expense under FAS 123(R) in the condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of services	$2,587	$3,242	$5,863	$6,328
Member relations and marketing	1,194	1,426	2,525	2,933
General and administrative	1,738	1,896	3,714	3,838

	5,519	6,564	12,102	13,099
Income tax benefit	(2,125)	(2,527)	(4,657)	(5,043)

Total share-based compensation, net of tax benefit	$3,394	$4,037	$7,445	$8,056

     Basic earnings per share for the three months ended June 30, 2007 and 2006 were $0.09 and $0.10 lower, respectively, than if the Company had not adopted FAS 123(R). Diluted earnings per share for the three months ended June 30, 2007 and 2006 were $0.09 and $0.10 lower, respectively, than if the Company had not adopted FAS 123(R). Basic earnings per share for the six months ended June 30, 2007 and 2006 were $0.20 and $0.20 lower, respectively, than if the Company had not adopted FAS 123(R). Diluted earnings per share for the six months ended June 30, 2007 and 2006 were $0.19 and $0.19 lower, respectively, than if the Company had not adopted FAS 123(R).
     For the six months ended June 30, 2007 and 2006, the Company granted a total of 673,486 and 623,150 stock appreciation rights at a weighted average fair value of $18.64 and $26.17, respectively.
     For the six months ended June 30, 2007 and 2006, the Company granted a total of 73,529 and 60,661 restricted stock units at a weighted average fair value of $74.07 and $94.78, respectively.
     At June 30, 2007, $49.2 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Share Repurchases
     In February 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $200 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorizations from prior years, provided the Company the opportunity to repurchase up to approximately $242.2 million of the Company’s shares as of the date of the additional share repurchase authorization in February 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations. For the six months ended June 30, 2007 and 2006, the Company repurchased 3.0 million and 0.6 million shares at a total cost of $218.0 million and $58.4 million, respectively. The remaining share repurchase authorization was $24.2 million at June 30, 2007. Refer to Note 10 for additional share repurchase authorization granted by the Board of Directors in July 2007.
Dividends
     During the six months ended June 30, 2007, the Company’s Board of Directors declared quarterly cash dividends of $0.40 per share, which were paid on March 30, 2007 and June 29, 2007 to stockholders of record at the close of business on March 9, 2007 and June 15, 2007. For the six months ended June 30, 2007, the dividends paid by the Company totaled $29.6 million. The Company funds its dividend payments with cash on hand and cash generated from operations.
Note 5. Income taxes
     FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on January 1, 2007 and the effect of applying the provisions of this interpretation was not material. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes. The total amount of interest and penalties recognized in the condensed consolidated statements of income for the three and six months ended June 30, 2007 and the condensed consolidated balance sheet at June 30, 2007 was not material. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions before 2003.

     Estimated income tax payments for the six months ended June 30, 2007 and 2006 were approximately $24.8 million and $7.5 million, respectively. Additionally, the Company paid $13.2 million in 2007 relating to the year ended 2006.
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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	37,051	40,394	37,732	40,026
Dilutive common shares outstanding	466	839	579	1,215

Diluted weighted average common shares outstanding	37,517	41,233	38,311	41,241

Note 8. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items and unrealized gains and losses on marketable securities. Comprehensive income for the three months ended June 30, 2007 and 2006 was $17.3 million and $16.7 million, respectively. Comprehensive income for the six months ended June 30, 2007 and 2006 was $37.6 million and $32.8 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets is composed primarily of the change in unrealized gains and losses on available-for-sale marketable securities and foreign currency hedge transactions, at June 30, 2007 only. The change in unrealized losses, net of tax, on available-for-sale marketable securities amounted to $(45,000) and $(2.0) million for the six months ended June 30, 2007 and 2006, respectively. The tax expense (benefit) associated with the change in unrealized losses on available-for-sale marketable securities included within comprehensive income was $(28,000) and $(1.2) million for the six months ended June 30, 2007 and 2006, respectively.

Note 9. Commitments and contingencies
     The Company leases office facilities in the United States, United Kingdom and India expiring on various dates through 2027. The expiration of the Washington, D.C. leases coincides with the Company’s move to the new Rosslyn, Virginia headquarters in early 2008. Certain lease agreements include provisions for rental escalations and require the Company to pay executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $593.8 million at June 30, 2007 and are scheduled to be paid out as follows: $11.1 million for the six months ended December 31, 2007, $33.4 million for the year ended December 31, 2008, $32.1 million for the year ended December 31, 2009, $32.0 million for the year ended December 31, 2010, $31.7 million for the year ended December 31, 2011 and $453.5 million thereafter. Pursuant to the terms of the Rosslyn, Virginia lease, the Company has the option to accelerate the date at which it obtains control of a portion of the leased property, which would increase the rental payments discussed above.
     The Company continues to evaluate certain potential tax exposures relating to sales and use, payroll, income and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. At June 30, 2007, the Company has accrued a liability of approximately $0.8 million for such exposures. The Company paid $3.3 million in January 2007 to resolve sales and use tax obligations in various states.
     The Company expects the total costs of the tenant build-out for the Waterview office location in Rosslyn, Virginia to be approximately $100 million, of which approximately $40 million will be paid for by the landlord. In March 2007, the Company entered into a contract for approximately $57 million for the general construction of the build-out which is expected to be paid within 12 months. As of June 30, 2007, $12.9 million of leasehold improvements have been paid by the landlord. These costs are capitalized as fixed assets and a deferred liability. The deferred liability will be amortized over the term of the lease as a reduction of rent expense.
Note 10. Subsequent events
Share Repurchases
     In July 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $125 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorizations, provided the Company the opportunity to repurchase up to approximately $149.2 million of the Company’s shares as of the date of the additional share repurchase authorization in July 2007.
Acquisition
     On July 24, 2007, the Company entered into an Agreement and Plan of Merger (“Agreement”) with Information Technology Toolbox, Inc. (“ITtoolbox”), The transaction was completed on August 1, 2007. ITtoolbox is an online community of more than one million IT and other professionals that enables anyone to access the collective knowledge of a worldwide audience of experienced professionals. Under the terms of the Agreement, the initial purchase price of approximately $58.9 million will be increased if certain financial thresholds are achieved during a twelve month period ended on or before December 31, 2010. Any additional payments would be recorded as a purchase price adjustment.
Dividends
     In August 2007, the Board of Directors declared a quarterly cash dividend of $0.40 per share. The dividend is payable on September 28, 2007 to stockholders of record at the close of business on September 14, 2007. The Company will fund its dividend payments with cash on hand and cash generated from operations.

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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 18.3% to $504.8 million at June 30, 2007 from $426.7 million at June 30, 2006.
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

     Our operating costs and expenses consist of Cost of services, Member relations and marketing, General and administrative expenses, and Depreciation and amortization. Cost of services represents the costs associated with the production and delivery of our products and services, which are composed of compensation, including share-based compensation, of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Cost of services is exclusive of Depreciation and amortization, which is shown separately on the condensed consolidated statements of income. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions and share-based compensation), travel and all associated support services. General and administrative expenses consist of compensation, including share-based compensation, and other costs associated with human resources and recruiting, finance and accounting, management information systems, facilities management, new product development and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements, and the amortization of our intangible assets.
Critical Accounting Policies
     Our accounting policies, which are in compliance with GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2006 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.
Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	36.4	35.0	36.2	35.3

Gross profit	63.6	65.0	63.8	64.7

Costs and expenses:
Member relations and marketing	28.9	28.6	28.2	28.0
General and administrative	14.6	13.9	14.2	14.1
Depreciation and amortization	2.4	2.2	2.4	2.0

Total costs and expenses	45.9	44.6	44.8	44.2

Income from operations	17.6	20.4	19.1	20.5
Other income, net	4.1	5.5	4.4	5.6

Income before provision for income taxes	21.7	25.9	23.5	26.2
Provision for income taxes	8.4	10.0	9.0	10.1

Net income	13.4%	15.9%	14.4%	16.1%

Three and Six Months Ended June 30, 2007 and 2006
     Revenues. Revenues increased 16.2% to $129.7 million for the three months ended June 30, 2007, from $111.7 million for the three months ended June 30, 2006. Revenues increased 17.3% to $254.2 million for the six months ended June 30, 2007, from $216.7 million for the six months ended June 30, 2006. The largest driver of the increase in revenues for the three and six months ended June 30, 2007 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and six months ended June 30, 2007 included the addition of new members and the introduction of new research programs.
     Cost of services. Cost of services increased 21.0% to $47.3 million for the three months ended June 30, 2007, from $39.1 million for the three months ended June 30, 2006. Cost of services increased 20.2% to $91.9 million for the six months ended June 30, 2007, from $76.5 million for the six months ended June 30, 2006. The year-over-year increase in Cost of services was principally due to non-equity related compensation costs for new and existing research and executive education staff, an increase in external consulting expenses to support the growth of our existing programs, new program launches, publishing and executive education seminar costs and is offset by a decrease in share-based compensation costs. Cost of services as a percentage of revenues increased to 36.4% for the three months ended June 30, 2007, from 35.0% for the three months ended June 30, 2006. Cost of services as a percentage of revenues increased to 36.2% for the six months ended June 30, 2007, from 35.3% for the six months ended June 30, 2006. The year-over-year increase is due to the increase in the number of research and education staff and a shift in the timing of our publishing and executive education seminar schedule relative to the period ended June 30, 2006. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the Cost of services as a percentage of revenues for the three and six months ended June 30, 2007 may not be indicative of future quarterly or annual results.

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
     Member relations and marketing. Member relations and marketing costs increased 17.4% to $37.5 million for the three months ended June 30, 2007 from $31.9 million for the three months ended June 30, 2006. Member relations and marketing costs increased 18.0% to $71.7 million for the six months ended June 30, 2007 from $60.8 million for the six months ended June 30, 2006. The year-over-year increase in Member relations and marketing costs is principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support our expanding membership base, the increase in commission expense associated with the growth in our revenues and an increase in external consulting costs and offset by a decrease in travel and related costs and a decrease in share-based compensation costs. Member relations and marketing expense as a percentage of revenues increased to 28.9% for the three months ended June 30, 2007, from 28.6% for the three months ended June 30, 2006. Member relations and marketing expense as a percentage of revenues increased to 28.2% for the six months ended June 30, 2007, from 28.0% for the six months ended June 30, 2006. The year-over-year increase is due to the percentage increase in marketing personnel related costs such as salaries and incentives and is offset by decreases in travel and related expenses and a decrease in share-based compensation expense. Member relations and marketing as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires, travel, and consulting expenses incurred relative to the amount of revenue recognized in a period.
     General and administrative. General and administrative expense increased 22.0% to $18.9 million for the three months ended June 30, 2007, from $15.5 million for the three months ended June 30, 2006. General and administrative expense increased 18.0% to $36.0 million for the six months ended June 30, 2007, from $30.5 million for the six months ended June 30, 2006. The year-over-year increase in General and administrative expense is driven primarily by an increase in staff and non-equity compensation costs including $1.3 million relating to severance expense and an increase in consulting costs offset by a decrease in personnel related costs associated with our portion of payroll taxes from the sale of employee stock options and a decrease in share-based compensation expense. General and administrative expenses as a percentage of revenues increased to 14.6% for the three months ended June 30, 2007 from 13.9% for the three months ended June 30, 2006. General and administrative expenses as a percentage of revenues increased to 14.2% for the six months ended June 30, 2007 from 14.1% for the six months ended June 30, 2006. The year-over-year increase in General and administrative expense, as a percentage of revenue, is due to the percentage increase in the personnel related costs and the severance expense and is partially offset by a percentage decrease in payroll taxes and share-based compensation expense as noted above. General and administrative expense as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires and consulting expenses incurred relative to the amount of revenue recognized in a period.
     Depreciation and amortization. Depreciation and amortization expense increased 30.5% to $3.2 million for the three months ended June 30, 2007, from $2.4 million for the three months ended June 30, 2006. Depreciation and amortization expense increased 37.3% to $6.1 million for the six months ended June 30, 2007, from $4.4 million for the six months ended June 30, 2006. The increase in Depreciation and amortization expense was principally due to the additional investment in leasehold improvements for additional office space for the Washington, D.C. and London offices, and the purchase of computer equipment and management information systems software to support organizational growth. We expect to see an increase in depreciation expense in future periods relating to the purchase and capitalization of certain costs associated with the Rosslyn, Virginia office build-out. Refer to Note 9 for additional discussion.
     Other income, net. Other income, net decreased 13.7% to $5.3 million for the three months ended June 30, 2007, from $6.1 million for the three months ended June 30, 2006. Other income, net decreased 8.4% to $11.2 million for the six months ended June 30, 2007, from $12.2 million for the six months ended June 30, 2006. The year-over-year decrease in Other income, net was associated with decreased levels of cash, cash equivalents and marketable securities. See further discussion in the Liquidity and Capital Resources section below.

     Provision for income taxes. We recorded a Provision for income taxes of $10.8 million and $11.1 million for the three months ended June 30, 2007 and 2006, respectively. We recorded a Provision for income taxes of $23.0 million and $21.8 million for the six months ended June 30, 2007 and 2006, respectively. Our effective income tax rate remained unchanged at 38.5% for the three and six months ended June 30, 2007 and 2006.
Liquidity and Capital Resources
     Cash generated by operations is our primary source of liquidity and we believe that existing cash and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $294.5 million and $538.5 million at June 30, 2007 and 2006, respectively. We made income tax payments of $38.0 million in the six months ended June 30, 2007, $13.2 million of which relates to 2006, and expect to continue making tax payments in future periods. As discussed below, we estimate that it will cost approximately $60 million through 2008 to build out the office space for our new headquarters in Rosslyn, Virginia. In addition, we estimate that we will spend approximately $10 million in 2007 to support growth of our headcount and infrastructure.
     Cash flows from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions has historically resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $63.6 million and $64.8 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, operating cash flows were generated primarily by the collection of membership fees receivable and net income, partially offset by the decrease in accounts payable and accrued liabilities, relating to income tax payments of approximately $38.0 million, $13.2 million of which relates to 2006, and incentive payments, and the decrease in deferred revenues. For the six months ended June 30, 2006, operating cash flows were generated primarily by the collection of membership fees receivable, net income and the utilization of tax benefits resulting from share-based compensation arrangements, partially offset by the decrease in accounts payable and accrued liabilities, a decrease in accrued incentive compensation, a decrease in deferred revenues, an increase in prepaid expenses and other current assets and reclassification of excess tax benefits resulting from share-based compensation arrangements. The change in the excess tax benefits is a result of the change in the timing of exercises of share-based compensation awards. Prior to 2007, employees exercised share-based compensation awards and sold the underlying shares as a group in a transaction that was exempt from registration. See Note 6 to the condensed consolidated financial statements.
     Cash flows from investing activities. We generated net cash flows from investing activities of $95.1 million for the six months ended June 30, 2007, and we used net cash flows in investing activities of $202.9 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net cash flows from investing activities were generated primarily by sales and maturities of available-for-sale marketable securities, net of purchases, of $108.1 million, partially offset by the purchase of property and equipment of $9.2 million, consisting of leasehold improvements and computer equipment and software, and a cost method investment of $3.8 million. For the six months ended June 30, 2006, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of maturities, of $194.8 million, and leasehold improvements for additional office space in Washington, D.C. and London, England, Web site development costs and computer equipment and software of $8.1 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $244.0 million and $60.6 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, net cash flows from financing activities were used primarily for the repurchase of our common stock, which totaled $218.0 million, and the payment of dividends, which totaled $29.6 million, partially offset by the recognition of excess tax benefits of $2.0 million resulting from share-based compensation arrangements, proceeds of $1.1 million from the issuance of common stock under the employee stock purchase plan, and proceeds of $0.5 million from the exercise of common stock options. Net cash flows used in financing activities for the six months ended June 30, 2006 were principally attributed to repurchases of our common stock, which totaled $58.4 million, and the payment of dividends, which totaled $24.0 million, partially offset by the recognition of excess tax benefits resulting from share-based compensation arrangements of $18.2 million, the receipt of proceeds of $2.6 million from the exercise of common stock options, and proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $0.9 million.
     The Board of Directors declared a quarterly cash dividend of $0.40 per share in August 2007 which will be payable in September 2007. See Note 10 to the condensed consolidated financial statements.

Contractual obligations
     We expect the total costs of the tenant build-out for the Waterview office space for our new headquarters in Rosslyn, Virginia to be approximately $100 million, of which approximately $40 million will be paid for by the landlord. We anticipate that the majority of our portion of the expected total costs will be paid out in the second half of the year.
     In March 2007, we entered into a contract for approximately $57 million for the general construction of the build-out which is expected to be paid within 12 months. As of June 30, 2007, $12.9 million of leasehold improvements have been paid by the landlord. These costs are capitalized as fixed assets and a deferred liability. The deferred liability will be amortized over the term of the lease as a reduction of rent expense. Refer to Note 9 for additional discussion of the future minimum rental payments under non-cancelable leases.
Off-Balance Sheet Arrangements
     At June 30, 2007 and December 31, 2006, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
April 1, 2007 to April 30, 2007(1)	3,889	$65.79	3,889	$115,561,408
May 1, 2007 to May 31, 2007(1)	626,506	$64.80	626,506	$74,962,408
June 1, 2007 to June 30, 2007(1)	770,424	$65.88	770,424	$24,209,613	(2)

Total	1,400,819	$65.40	1,400,819

(1)	Amounts include the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards. The Company repurchased approximately 48,319 shares for $3.2 million.

(2)	In July 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $125 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorizations, provided the Company the opportunity to repurchase up to $149.2 million of the Company’s outstanding common stock as of the date of the additional share repurchase authorization in July 2007.
     In February 2007, our Board of Directors authorized a share repurchase of up to an additional $200 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations from prior years, provided us the opportunity to repurchase up to approximately $242.2 million of our shares as of the date of the additional share repurchase authorization in February 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. At June 30, 2007 and December 31, 2006, we repurchased 6,875,787 shares and 3,857,417 shares of our common stock at a total cost of approximately $500.8 million and $282.8 million, respectively.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Annual Meeting of Stockholders of The Corporate Executive Board Company was held on June 14, 2007. The following is a tabulation of the voting on the proposals presented at the Annual Meeting of Stockholders:
     Proposal Number 1 – Election of directors. The following nominees were elected as directors, each to serve until the next Annual Meeting of Stockholders or until a successor is named and qualified:

	SHARES	SHARES
	VOTED FOR	WITHHELD
James J. McGonigle	34,360,879	456,198
Thomas L. Monahan III	34,461,229	355,848
Robert C. Hall	33,605,753	1,211,324
Nancy J. Karch	34,602,319	214,758
David W. Kenny	33,618,894	1,198,183
Daniel O. Leemon	33,619,148	1,197,929
     Proposal Number 2 – Approval of the Company’s 2004 Stock Incentive Plan as proposed to be amended.
The adoption of Amendments to the 2004 Stock Incentive Plan was ratified.

SHARES VOTED FOR	24,910,255
SHARES VOTED AGAINST	7,385,644
SHARES VOTED TO ABSTAIN	344,127
Proposal Number 3 – Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ended December 31, 2007.
The appointment of Ernst & Young LLP was ratified.

SHARES VOTED FOR	34,601,719
SHARES VOTED AGAINST	9,566
SHARES VOTED TO ABSTAIN	205,793
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

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: August 9, 2007	By:	/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350