Form 10-Q
period 2007-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2007-11-09
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
At November 2, 2007, the Company had outstanding 35,459,189 shares of common stock, par value $0.01 per share.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,906	$171,367
Marketable securities	20,799	119,534
Membership fees receivable, net	84,489	153,107
Deferred income taxes, net	15,693	15,109
Deferred incentive compensation	11,060	13,160
Prepaid expenses and other current assets	9,147	9,881

Total current assets	215,094	482,158

Deferred income taxes, net	15,232	12,896
Marketable securities	78,112	196,386
Property and equipment, net	72,999	26,988
Goodwill	42,246	6,364
Other intangible assets	20,566	1,462
Other non-current assets	18,978	9,801

Total assets	$463,227	$736,055

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$50,991	$66,773
Accrued incentive compensation	22,833	25,062
Deferred revenues	252,315	308,671

Total current liabilities	326,139	400,506

Other liabilities	51,284	17,684

Total liabilities	377,423	418,190

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,109,481 and 42,805,325 shares issued, and 35,459,189 and 38,947,908 shares outstanding at September 30, 2007 and December 31, 2006, respectively	431	428
Additional paid-in capital	376,821	353,990
Retained earnings	260,919	246,668
Accumulated elements of other comprehensive income (loss)	1,176	(440)
Treasury stock, at cost, 7,650,292 and 3,857,417 shares at September 30, 2007 and December 31, 2006, respectively	(553,543)	(282,781)

Total stockholders’ equity	85,804	317,865

Total liabilities and stockholders’ equity	$463,227	$736,055

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$136,288	$118,390	$390,510	$335,121
Cost of services	45,600	42,757	137,540	119,276

Gross profit	90,688	75,633	252,970	215,845

Costs and expenses:
Member relations and marketing	38,063	30,455	109,791	91,230
General and administrative	16,898	14,818	52,923	45,343
Depreciation and amortization	4,176	2,141	10,247	6,563

Total costs and expenses	59,137	47,414	172,961	143,136

Income from operations	31,551	28,219	80,009	72,709
Other income, net	3,233	6,109	14,437	18,337

Income before provision for income taxes	34,784	34,328	94,446	91,046
Provision for income taxes	13,392	13,216	36,361	35,052

Net income	$21,392	$21,112	$58,085	$55,994

Earnings per share:
Basic	$0.60	$0.53	$1.57	$1.40
Diluted	$0.59	$0.52	$1.54	$1.37

Dividends per share	$0.40	$0.30	$1.20	$0.90

Weighted average shares used in the calculation of earnings per share:
Basic	35,932	39,759	37,106	39,937
Diluted	36,346	40,481	37,626	41,007
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$58,085	$55,994
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,247	6,530
Deferred income taxes, net	(2,759)	34,328
Share-based compensation	18,103	18,997
Excess tax benefits from share-based compensation arrangements	(2,409)	(29,031)
Amortization of marketable securities discounts, net	(633)	(1,658)
Changes in operating assets and liabilities:
Membership fees receivable, net	70,159	46,423
Deferred incentive compensation	2,100	1,589
Prepaid expenses and other current assets	734	(1,502)
Other non-current assets	(5,291)	(7,061)
Accounts payable and accrued liabilities	(20,244)	(8,891)
Accrued incentive compensation	(2,229)	(6,684)
Deferred revenues	(56,356)	(37,430)
Other liabilities	2,400	5,694

Net cash flows provided by operating activities	71,907	77,298

Cash flows from investing activities:
Purchases of property and equipment, net	(16,482)	(13,487)
Cost method investment	(3,829)	—
Acquisition of business, net of cash acquired	(58,288)	—
Sales and maturities (purchases) of marketable securities, net	219,098	(194,537)

Net cash flows provided by (used in) investing activities	140,499	(208,024)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	691	2,890
Proceeds from the issuance of common stock under the employee stock purchase plan	1,630	1,461
Excess tax benefits from share-based compensation arrangements	2,409	29,031
Purchase of treasury shares	(270,764)	(166,807)
Payment of dividends	(43,833)	(35,680)
Reimbursement of common stock offering costs	—	70
Payment of common stock offering costs	—	(70)

Net cash flows used in financing activities	(309,867)	(169,105)

Net decrease in cash and cash equivalents	(97,461)	(299,831)
Cash and cash equivalents, beginning of period	171,367	424,276

Cash and cash equivalents, end of period	$73,906	$124,445

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of operations
     The Corporate Executive Board Company (the “Company”) provides “best practices” research, decision support tools and executive education focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision-making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each research program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.
     Additionally, beginning on August 1, 2007, the Company maintains an online community of professionals who share practical, job-related information through a new wholly-owned subsidiary, CEB Toolbox, Inc. This community provides free access to a worldwide audience of experienced, knowledgeable professionals.
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
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2006 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ended December 31, 2007, or any other period within calendar year 2007.
Note 3. Recent accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, the Company adopted the provisions of FIN 48. See Note 7 for further detail regarding the adoption of this interpretation.
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

Note 4. Acquisition
     On July 31, 2007, the Company acquired 100% of the equity interests of Information Technology Toolbox, Inc. (“ITtoolbox”).  ITtoolbox operates an online platform that connects a community of more than one million information technology and other professionals. The community provides knowledge on a variety of IT related topics free of charge. Revenues are generated primarily through advertisements posted to the community web portals.
     The purchase price was $58.9 million, reduced by the assumption of $1.0 million in transition bonuses that will be paid for by the Company. The purchase price may be increased if certain financial thresholds are achieved during a twelve-month period on or before December 31, 2010.  The operating results for the period from August 1, 2007 to September 30, 2007 are included in the Company’s condensed consolidated statement of income. Pro forma information disclosing the results of operations in 2007 and 2006 was not material. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price, including transaction costs, was preliminarily assigned as follows (in thousands):

Net working capital	$1,547
Property and equipment	600
Intangible assets	20,294
Goodwill	35,847

Allocated purchase price	$58,288

     Intangible assets acquired primarily include advertising customer relationships, user database, and technology integral to content management and connection with users and will be amortized over assigned lives ranging from 3 to 20 years.  The weighted average amortization period is 6.3 years.
Note 5. Other liabilities
     Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Deferred compensation	$9,867	$7,882
Lease incentives	31,200	—
Deferred rent benefit – long term	5,007	4,592
Accrued lease restructuring charges	5,210	5,210

Total other liabilities	$51,284	$17,684

Note 6. Stockholders’ equity
Share-based compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective transition method. The Company allocated share-based compensation expense under FAS 123(R) in the condensed consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of services	$2,760	$2,812	$8,624	$9,140
Member relations and marketing	1,248	1,365	3,772	4,298
General and administrative	1,997	1,721	5,707	5,559

	6,005	5,898	18,103	18,997
Income tax benefit	(2,312)	(2,271)	(6,970)	(7,314)

Total share-based compensation, net of tax benefit	$3,693	$3,627	$11,133	$11,683

     Basic earnings per share for the three months ended September 30, 2007 and 2006 were $0.10 and $0.09 lower, respectively, than if the Company had not adopted FAS 123(R). Diluted earnings per share for the three months ended September 30, 2007 and 2006 were $0.10 and $0.09 lower, respectively, than if the Company had not adopted FAS 123(R). Basic earnings per share for the nine months ended September 30, 2007 and 2006 were $0.30 and $0.29 lower, respectively, than if the Company had not adopted FAS 123(R). Diluted earnings per share for the nine months ended September 30, 2007 and 2006 were $0.30 and $0.28 lower, respectively, than if the Company had not adopted FAS 123(R).

     For the nine months ended September 30, 2007 and 2006, the Company granted a total of 807,986 and 628,150 stock appreciation rights, which may only be settled in the Company’s common stock, at a weighted average fair value of $18.03 and $26.14, respectively.
     For the nine months ended September 30, 2007 and 2006, the Company granted a total of 73,529 and 60,661 restricted stock units which may only be settled in the Company’s common stock, at a weighted average fair value of $74.07 and $94.78, respectively.
     At September 30, 2007, $45.9 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.
Share Repurchases
     In July 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $125 million of the Company’s common stock, which, when combined with the remaining balance of the existing share repurchase authorizations, provided the Company the opportunity to repurchase up to approximately $149.2 million of the Company’s shares as of the date of the additional share repurchase authorization in July 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations. For the nine months ended September 30, 2007 and 2006, the Company repurchased 3.8 million and 1.8 million shares at a total cost of $270.8 million and $166.8 million, respectively. The remaining share repurchase authorization was $96.5 million at September 30, 2007.
Dividends
     During the nine months ended September 30, 2007, the Company’s Board of Directors declared quarterly cash dividends of $0.40 per share, which were paid on March 30, 2007, June 29, 2007 and September 28, 2007 to stockholders of record at the close of business on March 9, 2007, June 15, 2007 and September 14, 2007. For the nine months ended September 30, 2007, the dividends paid by the Company totaled $43.8 million. The Company funds its dividend payments with cash on hand and cash generated from operations.
Note 7. Income taxes
     FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements. The Company adopted FIN 48 on January 1, 2007 and the effect of applying the provisions of this interpretation was not material. The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the Provision for income taxes. The total amount of interest and penalties recognized in the condensed consolidated statements of income for the three and nine months ended September 30, 2007 and the condensed consolidated balance sheet at September 30, 2007 was not material. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase within the next 12 months. The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions before 2003.
     Cash paid for income taxes was approximately $47.1 million and $8.8 million for the nine months ended September 30, 2007 and 2006, respectively.
Note 8. Sale of common stock
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
Note 9. Earnings per share
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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	35,932	39,759	37,106	39,937
Dilutive common shares outstanding	414	722	520	1,070

Diluted weighted average common shares outstanding	36,346	40,481	37,626	41,007

Note 10. Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of foreign currency items and unrealized gains and losses on marketable securities. Comprehensive income for the three months ended September 30, 2007 and 2006 was $22.1 million and $22.2 million, respectively. Comprehensive income for the nine months ended September 30, 2007 and 2006 was $59.7 million and $55.0 million, respectively. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the condensed consolidated balance sheets is composed primarily of the change in unrealized gains and losses for all periods on available-for-sale marketable securities and foreign currency hedge transactions at September 30, 2007 only. The change in unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $0.8 million and $(0.5) million for the nine months ended September 30, 2007 and 2006, respectively. The tax expense (benefit) associated with the change in unrealized gains (losses) on available-for-sale marketable securities included within comprehensive income was $0.5 million and $(0.3) million for the nine months ended September 30, 2007 and 2006, respectively.
Note 11. Commitments and contingencies
     The Company leases office facilities in the United States, United Kingdom and India expiring on various dates through 2027. The expiration of the Washington, D.C. leases coincides with the Company’s move to the new Rosslyn, Virginia headquarters in early 2008. Certain lease agreements include provisions for rental escalations and require the Company to pay executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $575.7 million at September 30, 2007 and are scheduled to be paid out as follows: $5.6 million for the three months ended December 31, 2007, $33.4 million for the year ended December 31, 2008, $31.5 million for the year ended December 31, 2009, $31.3 million for the year ended December 31, 2010, $31.1 million for the year ended December 31, 2011 and $442.8 million thereafter. Pursuant to the terms of the Rosslyn, Virginia lease, the Company has the option to accelerate the date at which it obtains control of a portion of the leased property.

     The Company continues to evaluate certain potential tax exposures relating to sales and use, payroll, and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company paid $3.3 million in January 2007 to resolve sales and use tax obligations in various states.
     The Company expects the total costs of the tenant build-out for the Waterview office location in Rosslyn, Virginia (“Waterview”) to be approximately $100 million, of which approximately $40 million will be paid for by the landlord. In March 2007, the Company entered into a contract for approximately $57 million for the general construction of the build-out which is expected to be paid within 12 months. At September 30, 2007, approximately $31.2 million of Waterview tenant build-out costs were funded, and paid for by the landlord, directly through lease incentives and therefore, excluded from the cash flow statement as a non-cash investing activity. The lease incentive will be amortized over the term of the lease as a reduction of rent expense.
Note 12. Subsequent events
Dividends
     In November 2007, the Board of Directors declared a quarterly cash dividend of $0.40 per share. The dividend is payable on December 28, 2007 to stockholders of record at the close of business on December 14, 2007. The Company will fund its dividend payments with cash on hand and cash generated from operations.
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
Business Overview
     We provide “best practices” research, decision support tools and executive education focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision-making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each of our research programs have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. One measure of our business is our annualized Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. Contract Value has increased 16.2% to $523.1 million at September 30, 2007 from $450.3 million at September 30, 2006.

     Additionally, beginning on August 1, 2007, we began generating advertising revenues through our wholly-owned subsidiary, CEB Toolbox, Inc. (formerly known as Information Technology Toolbox, Inc.), an online community of professionals who share practical, job-related information. This community provides free access to a worldwide audience of experienced and knowledgeable professionals. The operating results for the period from August 1, 2007 to September 30, 2007 are included in the Company’s condensed consolidated statement of income.
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

Results of Operations
     The following table sets forth certain financial data as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	33.5	36.1	35.2	35.6

Gross profit	66.5	63.9	64.8	64.4

Costs and expenses:
Member relations and marketing	27.9	25.7	28.1	27.2
General and administrative	12.4	12.5	13.6	13.5
Depreciation and amortization	3.1	1.8	2.6	2.0

Total costs and expenses	43.4	40.0	44.3	42.7

Income from operations	23.2	23.8	20.5	21.7
Other income, net	2.4	5.2	3.7	5.5

Income before provision for income taxes	25.5	29.0	24.2	27.2
Provision for income taxes	9.8	11.2	9.3	10.5

Net income	15.7%	17.8%	14.9%	16.7%

Three and Nine Months Ended September 30, 2007 and 2006
      Revenues. Revenues increased 15.1% to $136.3 million for the three months ended September 30, 2007, from $118.4 million for the three months ended September 30, 2006. Revenues increased 16.5% to $390.5 million for the nine months ended September 30, 2007, from $335.1 million for the nine months ended September 30, 2006. The largest driver of the increase in revenues for the three and nine months ended September 30, 2007 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues for the three and nine months ended September 30, 2007 included the addition of new members and the introduction of new research programs.
      Cost of services. Cost of services increased 6.6% to $45.6 million for the three months ended September 30, 2007, from $42.8 million for the three months ended September 30, 2006. Cost of services increased 15.3% to $137.5 million for the nine months ended September 30, 2007, from $119.3 million for the nine months ended September 30, 2006. The year-over-year increase in Cost of services was principally due to non-equity related compensation and compensation related costs for new and existing research and executive education staff and, to a lesser extent, an increase in external consulting expenses to support the growth of our existing programs and new program launches and publishing and executive education seminar costs and, is partially offset by a decrease in printing and share-based compensation costs. Cost of services as a percentage of revenues decreased to 33.5% for the three months ended September 30, 2007, from 36.1% for the three months ended September 30, 2006. Cost of services as a percentage of revenues decreased to 35.2% for the nine months ended September 30, 2007, from 35.6% for the nine months ended September 30, 2006. The year-over-year percentage decrease is mostly due to lower compensation and compensation related costs and, to a lesser extent, share based compensation and printing costs relative to the period ended September 30, 2006 and is partially offset by percentage increases in external consulting and executive education seminar costs. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the Cost of services as a percentage of revenues for the three and nine months ended September 30, 2007 may not be indicative of future quarterly or annual results.
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

      Member relations and marketing. Member relations and marketing costs increased 25.0% to $38.1 million for the three months ended September 30, 2007 from $30.5 million for the three months ended September 30, 2006. Member relations and marketing costs increased 20.3% to $109.8 million for the nine months ended September 30, 2007 from $91.2 million for the nine months ended September 30, 2006. The year-over-year increase in Member relations and marketing costs is principally due to the increase in marketing personnel and related costs, the increase in member relations personnel and related costs to support our expanding membership base, the increase in commission expense associated with the growth in our revenues and, to a lesser extent, facilities costs and external consulting costs, and is partially offset by a decrease in travel and related costs and a decrease in share-based compensation costs. Member relations and marketing expense as a percentage of revenues increased to 27.9% for the three months ended September 30, 2007, from 25.7% for the three months ended September 30, 2006. Member relations and marketing expense as a percentage of revenues increased to 28.1% for the nine months ended September 30, 2007, from 27.2% for the nine months ended September 30, 2006. The year-over-year increase is due primarily to the percentage increase in facilities costs and, to a lesser extent, external consulting costs and marketing personnel related costs such as salaries and incentives and is partially offset by decreases in travel and related expenses and to a lesser extent, the decrease in share-based compensation expense. Member relations and marketing costs as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires, travel, and consulting expenses incurred relative to the amount of revenue recognized in a period.
      General and administrative. General and administrative expense increased 14.0% to $16.9 million for the three months ended September 30, 2007, from $14.8 million for the three months ended September 30, 2006. General and administrative expense increased 16.7% to $52.9 million for the nine months ended September 30, 2007, from $45.3 million for the nine months ended September 30, 2006. The year-over-year increase in General and administrative expense is driven primarily by an increase in staff and non-equity compensation costs including $1.3 million relating to severance expense and, to a lesser extent, an increase in consulting costs partially offset by the prior period recognition of sales tax for certain states in which some of our non-Washington, D.C. based domestic staff were located to support our growing domestic membership base and, to a lesser extent, by a decrease in personnel related costs associated with our portion of payroll taxes from the exercise of employee stock options and a decrease in share-based compensation expense. General and administrative expenses as a percentage of revenues decreased slightly to 12.4% for the three months ended September 30, 2007 from 12.5% for the three months ended September 30, 2006. General and administrative expenses as a percentage of revenues increased slightly to 13.6% for the nine months ended September 30, 2007 from 13.5% for the nine months ended September 30, 2006. The year-over-year increase in General and administrative expense, as a percentage of revenue, is due to the percentage increase in the personnel related costs and the severance expense and is partially offset by the prior period recognition of sales tax paid to certain states and, to a lesser extent, a percentage decrease in payroll taxes and share-based compensation expense as noted above. General and administrative expense as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires and consulting expenses incurred relative to the amount of revenue recognized in a period.
     Depreciation and amortization. Depreciation and amortization expense increased 95.0% to $4.2 million for the three months ended September 30, 2007, from $2.1 million for the three months ended September 30, 2006. Depreciation and amortization expense increased 56.1% to $10.2 million for the nine months ended September 30, 2007, from $6.6 million for the nine months ended September 30, 2006. The increase in Depreciation and amortization expense was principally due to amortization of intangible assets related to the purchase of ITtoolbox as disclosed in Note 4, depreciation related to the purchase of equipment and software for the build-out of our new Rosslyn, Virginia infrastructure, investments in leasehold improvements for additional office space for the Washington, D.C. and London offices, and the purchase of computer equipment and management information systems software to support organizational growth. We expect to see an increase in depreciation expense in future periods relating to the purchase and capitalization of certain costs associated with the Rosslyn, Virginia office build-out. Refer to Note 11 for additional discussion. We also expect to see an increase in amortization expense relating to the full quarters effect of purchase price allocated to identifiable intangible assets as part of the ITtoolbox acquisition.
     Other income, net. Other income, net decreased 47.1% to $3.2 million for the three months ended September 30, 2007, from $6.1 million for the three months ended September 30, 2006. Other income, net decreased 21.3% to $14.4 million for the nine months ended September 30, 2007, from $18.3 million for the nine months ended September 30, 2006. The year-over-year decrease in Other income, net was associated with decreased levels of cash, cash equivalents and marketable securities. See further discussion in the Liquidity and Capital Resources section below.
     Provision for income taxes. We recorded a Provision for income taxes of $13.4 million and $13.2 million for the three months ended September 30, 2007 and 2006, respectively. We recorded a Provision for income taxes of $36.4 million and $35.1 million for the nine months ended September 30, 2007 and 2006, respectively. Our effective income tax rate remained unchanged at 38.5% for the three and nine months ended September 30, 2007 and 2006.
Liquidity and Capital Resources
     Cash generated by operations is our primary source of liquidity and we believe that existing cash and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $172.8 million and $440.1 million at September 30, 2007 and 2006, respectively. We made income tax payments of approximately $47.1 million in the nine months ended September 30, 2007 and expect to continue making tax payments in future periods. As discussed below, we estimate that it will cost approximately $60 million through 2008 to build out the office space for our new headquarters in Rosslyn, Virginia.

     Cash flows from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions has historically resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $71.9 million and $77.3 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, operating cash flows were generated primarily by the collection of membership fees receivable and net income, partially offset by the decrease in deferred revenues, the decrease in accounts payable and accrued liabilities, mostly relating to income tax payments of approximately $47.1 million, and incentive payments, the increase in other non-current assets, and the increase in deferred income taxes. For the nine months ended September 30, 2006, operating cash flows were generated primarily by net income, the collection of membership fees receivable and the utilization of tax benefits resulting from share-based compensation arrangements, partially offset by the decrease in deferred revenues, reclassification of excess tax benefits resulting from share-based compensation arrangements, a decrease in accounts payable and accrued liabilities, an increase in other non-current assets and a decrease in accrued incentive compensation. The change in the excess tax benefits is a result of the change in the timing of exercises of share-based compensation awards. Prior to 2007, employees exercised share-based compensation awards and sold the underlying shares as a group in a transaction that was exempt from registration. See Note 8 to the condensed consolidated financial statements.
     Cash flows from investing activities. We generated net cash flows from investing activities of $140.5 million for the nine months ended September 30, 2007, and we used net cash flows in investing activities of $208.0 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net cash flows from investing activities were generated primarily by sales and maturities of available-for-sale marketable securities, net of purchases, of $219.1 million, partially offset by business acquisition costs, net of cash acquired, of $58.3 million, the purchase of property and equipment of $16.5 million, consisting of leasehold improvements and computer equipment and software, and a cost method investment of $3.8 million. For the nine months ended September 30, 2006, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of maturities, of $194.5 million, and property and equipment, consisting of leasehold improvements for additional office space in Washington, D.C. and London, England, Web site development costs and computer equipment and software, of $13.5 million. See Note 4 to the condensed consolidated financial statements for further discussion of the acquisition of Information Technology Toolbox, Inc., which was completed during the quarter ended September 30, 2007.
     Cash flows from financing activities. We used net cash flows in financing activities of $309.9 million and $169.1 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net cash flows from financing activities were used primarily for the repurchase of our common stock, which totaled $270.8 million, and the payment of dividends, which totaled $43.8 million, partially offset by the recognition of excess tax benefits of $2.4 million resulting from share-based compensation arrangements, proceeds of $1.6 million from the issuance of common stock under the employee stock purchase plan, and proceeds of $0.7 million from the exercise of common stock options. Net cash flows used in financing activities for the nine months ended September 30, 2006 were principally attributed to repurchases of our common stock, which totaled $166.8 million, and the payment of dividends, which totaled $35.7 million, partially offset by the recognition of excess tax benefits resulting from share-based compensation arrangements of $29.0 million, the receipt of proceeds of $2.9 million from the exercise of common stock options, and proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $1.5 million.
     The Board of Directors declared a quarterly cash dividend of $0.40 per share in November 2007 which will be payable in December 2007. See Note 12 to the condensed consolidated financial statements.
Contractual obligations
     We expect the total costs of the tenant build-out for the Waterview office space for our new headquarters in Rosslyn, Virginia to be approximately $100 million, of which approximately $40 million will be paid for by the landlord. In March 2007, we entered into a contract for approximately $57 million for the general construction of the build-out which is expected to be paid within 12 months. We anticipate that the majority of our remaining portion of the expected total costs will be paid out by March 31, 2008.

Off-Balance Sheet Arrangements
     At September 30, 2007 and December 31, 2006, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
July 1, 2007 to July 31, 2007(1)	2,310	$68.09	2,310	$149,052,332
August 1, 2007 to August 31, 2007(1)	398,617	$68.37	398,617	$121,797,367
September 1, 2007 to September 30, 2007(1)	372,637	$68.00	372,637	$96,456,675

Total	773,564	$68.19	773,564

(1)	Amounts include the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards. The Company repurchased approximately 18,564 shares for $1.3 million under these arrangements during the quarter.
     In July 2007, our Board of Directors authorized a share repurchase of up to an additional $125 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations, provided us the opportunity to repurchase up to approximately $149.2 million of our shares as of the date of the additional share repurchase authorization in July 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. At September 30, 2007 and December 31, 2006, we repurchased 7,650,292 shares and 3,857,417 shares of our common stock at a total cost of approximately $553.5 million and $282.8 million, respectively.
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

THE CORPORATE EXECUTIVE BOARD COMPANY
(Registrant)

Date: November 9, 2007	By:	/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350