Form 10-K
period 2007-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2008-02-29
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 000-24799
THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-2056410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1919 North Lynn Street Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)
(571) 303-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing price of the registrant’s common stock as of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,346,913,287*.
There were 34,753,581 shares of the registrant’s common stock outstanding at February 15, 2008.

Disclosure regarding forward-looking statements
Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	14
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and	14
	Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results	16
	of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements with Accountants on Accounting and	49
	Financial Disclosure
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and	50
	Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence	50
Item 14.	Principal Accountant Fees and Services	50
PART IV
Item 15.	Exhibits and Financial Statement Schedules	51
	Index to Consolidated Financial Tables	58
	EX 10.11 2004 Stock Incentive Plan, as amended June 14, 2007	59
	EX 10.30 Form of Indemnity Agreement between The Corporate Executive	71
	Board Company and its Directors and Officers
	EX 21.1 List of Subsidiaries of The Corporate Executive Board Company	81
	EX 23.1 Consent of Ernst & Young LLP	82
	EX 31.1 Section 302 Certification of CEO	83
	EX 31.2 Section 302 Certification of CFO	84
	EX 32.1 Section 906 Certification of CEO and CFO	85

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     Portions of the registrant’s Proxy Statement relating to its 2008 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.
A NOTE ABOUT FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K, including information incorporated into this document by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements, and are contained throughout this Annual Report on Form 10-K, including under the sections entitled “Business” and ''Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ These statements are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “anticipates,” “intends,” “plans” or “estimates” or similar expressions.
     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, those discussed in this Annual Report on Form 10-K under “Risk Factors,” “Critical Accounting Policies” and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional uncertainties that could affect future results include general economic conditions and future financial performance of members and industries. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date this Annual Report on Form 10-K is filed. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. Business.
Overview
     We provide corporate executives and professionals with the insights and resources necessary to excel in their roles and to drive corporate performance. These resources include best practices research, quantitative data, benchmarks and analytic tools, access to peer communities, and executive development and education. We are a Delaware corporation formed in October 1997 and we maintain our executive offices at 1919 North Lynn Street, Arlington, VA, 22209.
     Our membership-based model, in which our customers (or “members”) participate in our research and analysis, is central to our business strategy. This model gives us access to the performance data best business practices of our members and enables us to provide comprehensive analysis on current business issues, by assessing the collective experiences and knowledge of our members on topics essential to their roles and priorities. By subscribing to our services, member executives and professionals can obtain ideas and resources drawn from the experience of the world’s leading executive network. We do not believe that in-house research and analysis departments at individual corporations could obtain, at any price, similar information from other corporations about their management practices and performance.
     We provide research and analysis to a membership of more than 4,700 of the world’s largest and most prestigious corporations. For a fixed annual fee, members of each research program have access to an integrated set of services, typically including:
•	Best practices research studies and supplementary briefings, benchmarking data and decision support tools

•	Executive education and online communities

•	On demand team and project support
     In 2007, our client renewal rate (defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members) was 90%, which represented a client renewal rate of 92% for our traditional large company market and 80% for the middle market, which includes companies with annual revenues between $100 million and $750 million. Our client renewal rate was 92% in both 2006 and 2005. More than 80% of the Fortune 500 companies are members of The Corporate Executive Board.
     We offer 49 research programs, each focusing on separate business constituencies within the following practice areas:
•	human resources,

•	strategy and research and development,

•	information technology,

•	sales and marketing,

•	corporate finance,

•	legal and compliance,

•	operations and procurement,

•	financial services,

•	communications, and

•	general management.
     We have added 11 net new research programs during the past two calendar years. In each of 2007 and 2006, we added six new research programs, and in 2006, we transitioned responsibility for members and contracts in one research program, the CLC Metrics program, to a third party. We did, however, retain access to the future data assets that the business generates. Each research program charges a separate fixed annual fee and is served by a dedicated staff of analysts and researchers. Memberships generally are renewable on a 12-month basis. The average price per membership subscription was approximately $32,200 at December 31, 2007.

     Our revenues and costs of services have grown at compound annual rates of 23.8% and 26.0%, respectively, from December 31, 2004 through December 31, 2007. Because each research program provides our membership with standardized best practices research studies and executive education seminars, new members immediately add to our revenues while only incrementally increasing our operating costs. Included in the growth rate for costs is the effect of share-based compensation in 2007 and 2006, which accounted for 2.5% of the growth rate. Our revenue growth strategy is to cross-sell additional research programs to existing members, add new members and develop new research programs and decision support tools. For financial information about our revenues from foreign and domestic members, see “Concentration of credit risk and sources of revenues” in “Note 2. Summary of significant accounting policies” to our consolidated financial statements. Substantially all of our long-lived assets are located in the United States.
     Additionally, through our acquisition of Information Technology Toolbox, Inc. (“ITtoolbox”) on August 1, 2007, we began generating advertising and content related revenues through a new wholly-owned subsidiary, CEB Toolbox, Inc., an online community of professionals who share practical, job related information. This community provides free access to a worldwide audience of experienced and knowledgeable professionals. The operating results of CEB Toolbox, Inc. for the period from August 1, 2007 to December 31, 2007 are included in the Company’s consolidated statement of income in 2007.
Available Information
     The Corporate Executive Board Company’s Internet address is http://www.executiveboard.com. We have made available free of charge through our Internet Web site (follow the “Investors” link to the “Shareholder Information” link, then “SEC Filings”) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Industry Background
     Corporations continue to experience greater competitive demands and face increasingly complex strategic and operational issues. In response to these challenges, companies are exploring new business strategies as well as re-evaluating the performance of individual departments within their organizations in order to maintain their competitive edge. The current pace of change is driving a greater interest in gaining access to leading management practices and solutions to common business problems on a cross-industry basis.
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
Business Strategy
     Our goal is to research and analyze pertinent strategic and operational issues facing our membership and to distribute the results of this analysis to our membership in the most efficient, effective and helpful manner. Our membership model allows us to draw upon a large and growing universe of issues and solutions relevant to today’s leading corporations. We actively engage our membership to help focus our research on the most urgent challenges in the current business environment and to maintain and enhance our position as a leading provider of best practices research and analysis.

•	Maintain a Subscription Based Membership Model. We believe that our membership-based model is integral to our success. We continually strive to increase our ties to our members. We encourage members to view us as their proprietary off-site research facility. Our fixed-fee economic model promotes frequent use of our products and services. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join The Corporate Executive Board research programs.

•	Focus on Cost Savings Through Best Practices Research and Analysis. The focus of our work is on researching best demonstrated business and management practices that drive corporate performance and address the areas that most directly impact the bottom line of our members. Many large corporations believe that there are research economies and other benefits that can be realized by learning from the experiences of similar entities facing shared business challenges. We believe that there will be a continuing desire on the part of large corporations to access ever-evolving solutions to these common business problems. We believe that our success to date has positioned us as a leading and unique source for identifying, studying, evaluating and communicating these evolving solutions. We also believe that our existing library of best practices research and established network of member companies serve as a formidable barrier to entry for potential competitors.

•	Continue Research and Analysis Excellence. We believe that the quality of our research and analysis has driven our success. We regularly interact with members’ senior executives to identify pertinent, strategic and operational issues for research and analysis. Program directors are responsible for assuring that our research methodology is applied to all studies and that research quality is maintained across all research programs. We are highly selective in our hiring, recruiting only the top graduates from leading universities and graduate schools. We emphasize continual training of all employees in key areas, including industry analysis, economics, quantitative modeling, root-cause analysis and presentation skills.

•	Build Membership Network. As our research programs grow in size and influence, we are constantly expanding our network of executive contacts at member companies. We believe that the growth of this network benefits members by increasing the number of executives they can contact for information and by providing them with access to a broader range of companies. We believe that these positive “network effects” further strengthen our membership-based business model.

•	Leverage Economic Model. We derive most of our revenues from fixed annual fees for our research programs. A substantial portion of the costs of delivering our products and services in each research program are fixed and do not vary directly with the number of members. The leverage in our economic model is further evidenced by the increasing utilization via the Internet of each research program’s digital research library and decision support tools. Each research program’s proprietary database, including digital content and online tools, assists member executives in solving their own challenges on a real-time basis. We expect that adding new members to our research programs will increase revenues and should improve program operating margins.
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
•	Cross-Sell Additional Subscriptions to Existing Members. On average, individual members participate in 3.47 research programs at December 31, 2007. We actively cross-sell additional membership subscriptions and believe that most members are potential participants in up to 18 research programs we currently offer, which are directed at corporate staff positions maintained by most major companies. We believe that membership subscription cross-selling opportunities will continue to increase as we develop new research programs.

•	Add New Members. We have targeted approximately 18,000 additional institutions globally, excluding Asia, as potential new members, including companies with revenues greater than $100 million and financial institutions with assets in excess of $1 billion. Our middle market program initiative is focused on companies with annual revenue between $100 million and $750 million.

•	Develop New Products that Target New Roles, Budgets and Workflow. We currently offer research programs covering 49 executive constituencies. We have added 11 net new research programs during the past two years. We also have identified more than 50 additional potential program offerings. This list includes opportunities to serve executive functions beyond the 49 we serve today. We believe that each of these opportunities has the potential to support a tailored research agenda and a suite of educational and other services.

•	Acquisitions. The Company’s internal growth strategy may be supplemented from time to time by acquisitions, partnerships or alliances involving businesses that complement the Company’s existing lines of business or that otherwise are deemed to fit into the Company’s business model. For example, in August 2007, we completed the acquisition of ITtoolbox, an online community of information technology and other professionals who share practical, job related information. This community provides free access to a new, worldwide audience of potential customers of Company programs, and generates advertising and content-related revenues.
The Membership Network
     We regularly interact with senior executives at member institutions to identify the most pertinent, strategic and operational issues for research and analysis and continually strive to increase our ties to our members. Our products and services are available exclusively to our members. Our fixed-fee economic model promotes frequent use of our products and services. We encourage members to view us as their proprietary off-site research facility. We believe that member satisfaction grows as members access more of our services, and that the growing roster of satisfied members validates our business model and induces new members to join The Corporate Executive Board.
     The following table sets forth information with respect to members, subscriptions and renewals as of the dates shown:

	December 31,
	2007	2006	2005	2004	2003
Membership programs (1)	48	42	37	31	26
Member institutions	4,711	3,739	2,831	2,368	2,143
Total membership subscriptions	16,349	14,190	10,825	8,202	6,414
Average subscriptions per member institution (cross-sell ratio) (2)	3.47	3.80	3.82	3.46	2.99
Client renewal rate (3)	90%	92%	92%	91%	90%
Contract value (in thousands) (4)	$526,386	$475,653	$381,366	$294,949	$227,913

(1)	In January 2008, we launched the HR Leadership Academy, bringing the current number of membership programs to 49.

(2)	Excluding the impact of the middle market cross-sell ratio of 1.44, 1.1 and 1.0 in 2007, 2006 and 2005, respectively, the traditional large company market cross-sell ratio was 4.03, 4.15 and 3.91 in 2007, 2006 and 2005, respectively.

(3)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members. In 2007, the overall client renewal rate includes a client renewal rate of 92% for the traditional large company market and 80% for the middle market.

(4)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.
Products and Services
General
     Our research products and services focus on identifying, analyzing and describing best demonstrated management practices; and secondarily, on critiquing widely followed but less effective practices. We believe that we add value by enabling member companies to enhance revenues and reduce costs by objectively identifying best corporate practices that solve urgent corporate problems and by developing tools to help members implement these practices. In addition, we support members’ efforts to implement best practices profiled in our research studies within their own organizations. These implementation support memberships include both management tools and associated on-site sessions and are generally delivered over a 12-month period.

     Our research programs offer a cost-effective, time-efficient opportunity for senior executives and their staff to implement ideas that drive performance, drawn from the experience of other corporations from around the world. Member institutions can participate in one of our research programs for a fraction of the cost of proceeding independently either through an internal research effort or by engaging a management consulting firm.
     Our best practices research programs are guided by a rolling 12 to 18 month agenda. These research programs have a research director who is responsible for applying our research methodology to produce best practices studies and for maintaining research quality across all program services. Using Web and fax polls, steering sessions, teleconferences and one-on-one interviews, each research program’s director works closely with the program membership to identify agenda topics of shared interest and to set the program’s priorities. Each program is staffed by a dedicated team of researchers, analysts and instructors who collectively research and produce the best practices studies, complete the customized research briefs and present the findings to the program’s membership through a variety of formats.
     For a fixed annual fee, members of each research program have access to an integrated set of services, which typically include best practices research studies, benchmarking data and decision support tools, access to executive education and online communities and on-demand team and project support. A description of each service follows.
Best Practices Research Studies and Supplementary Briefings, Benchmarking Data and Decision Support Tools
     Our research programs generally publish several best practices research studies annually, each addressing a specific corporate issue or problem identified in the research agenda. We design each best practices study to present the conclusions and supporting best practices in a graphical format that enables the intended audience to quickly assimilate the 20 to 200 pages of research content. We create each report using our structured research methodology: topic selection, root-cause analysis, secondary research, primary interviewing, analysis of findings and report writing. In the course of researching a best practices study topic, the research team typically will review thousands of pages of business and academic literature to ground their understanding of the issues. Teams often will obtain and analyze primary data about members’ operations and performance to understand key economic leverage points and direct the research to areas that offer the highest return on member investments. Teams will then initiate the research process to identify and evaluate specific business processes, strategies and management practices, typically conducting hundreds of in-depth interviews with corporations, industry experts, management consultants and academic leaders. During the course of its research, a team generally analyzes and evaluates dozens of specific management practices in an attempt to isolate the 5 to 15 most important practices worthy of potential implementation by members, separating out demonstrated and proven business practices and disposing of those concepts, whether popular or conventional, that largely have failed. Each research program also maintains online quantitative benchmarking and survey data as well as proprietary decision support tools accessible only to members of the research program.
Executive Education and Online Communities
     We provide our executive education curriculum, which is based on our proprietary best practices research, to member companies worldwide. We deliver executive education services through two primary channels—general membership meetings and, in some programs, tailored on-site seminars. Our executive education curriculum provides interactive forums for reinforcing our published best practices research studies. Each program also maintains an online technology platform to facilitate interactive communications between members through a secure member’s only forum.
On Demand Team and Project Support
     Members of research programs have access to a number of services designed to support their teams as they undertake specific projects or initiatives. These services include teleconferences focused on urgent issues and cross-functional terrain challenges; unlimited web based access to the program’s full research archive and customized short-answer research requests. These customized short answer research requests, in addition to supporting members with urgent needs, also build our proprietary databases and serve as an excellent marketing tool for attracting new members.
Pricing
     Memberships in The Corporate Executive Board research programs are principally one-year, renewable agreements. Research memberships are generally payable by members at the beginning of the contract term. The average price for a program membership was approximately $32,200 at December 31, 2007. The actual price varies by size of member and by research program, and may be lower for charter memberships of new research programs. By spreading our costs over a broad membership and offering a largely standardized research product, we are able to charge fees that are a small fraction of the typical engagement fees of specialized research or consulting firms.

     We generally offer an unconditional service guarantee to our members. At any time, a member may terminate a membership and request a refund of its membership fee for a research program. Refunds are provided on a pro-rata basis relative to the remaining term of the membership. In 2007, members requested refunds for 154 memberships out of more than 16,300 sold.
     ITtoolbox, the online professional networking community operated by our subsidiary, CEB Toolbox, Inc., provides knowledge on a variety of information technology topics free of charge. Revenues are generated primarily through advertisements posted to the community Web portals.
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
     The Advisory Board Company provides products and services to the health-care industry that are similar to the types of products and services that we provide across a range of industries. In February 2007, we entered into an agreement with The Advisory Board Company to collaborate on several projects specific to the companies’ respective best practices research programs. In addition to structuring terms for the companies to license certain research content from each other, the agreement sets a framework for collaboration to enhance service to the firms’ existing and prospective members. The agreement also outlines several potential areas for new product development collaboration. In order to allow for the contemplated collaboration, pursuant to which The Advisory Board Company may share proprietary information about the health-care industry with The Corporate Executive Board, and The Corporate Executive Board may share proprietary information about other industries with The Advisory Board Company, the companies agreed to a limited non-compete provision.
Employees
     At December 31, 2007, we employed 2,440 persons. Of these employees, 1,995 were located in the United States (primarily in Washington, D.C.), 305 were located at our facilities in London, England and 140 were located in India. None of our employees are represented by a collective bargaining arrangement. We believe that our relations with our employees are favorable.
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
Our financial results and growth prospects depend on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members.
     We derive most of our revenues from annual memberships for our products and services. Our prospects therefore depend on our ability to achieve and sustain high renewal rates on existing research programs, to cross-sell additional subscriptions to existing members and to enter into new membership arrangements. Failure to achieve high membership renewal rate levels would have a material adverse effect on our operating results. Failure to cross-sell additional programs to existing members or to attract new members would adversely impact our growth prospects. In addition, members may terminate memberships at any time without notice or penalty.
     We believe that our ability to secure membership renewals, cross-sell and attract new members depends upon our ability to deliver consistent, high-quality and timely research and analysis with respect to issues, developments and trends that members view as important. We cannot assure you that we will be able to sustain the necessary level of performance to achieve a high rate of membership renewals, cross-selling or new member subscriptions. Although we actively market our research programs throughout the year, historically, more than 40% of all renewals have taken place in the fourth quarter of the year.
If new products are not successful or are delayed, our business will be adversely affected.
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
Failure to adapt to member needs and demands and to anticipate or adapt to market trends could have a material adverse effect on our business.
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
Inability to attract and retain a significant number of highly skilled employees would have an adverse effect on our business.
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

Continued consolidation of the financial services industry or sustained ecenomic distress may adversely impact our business.
     A number of our research programs are oriented toward companies in the financial services industry. The financial services industry is continuing to experience substantial consolidation. This consolidation has resulted, and is expected to continue to result in a reduction in the number of our financial services members. We cannot assure you that this consolidation will not materially and adversely affect our results of operations. At December 31, 2007, less than 30% of our contract value was attributable to financial services members, which include commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies.
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
     We generally offer an unconditional service guarantee to our members. At any time, a member may request a refund of its membership fee for a research program. Refunds are provided on a pro-rata basis relative to the remaining term of the membership. Requests for refunds of membership fees by a significant number of our members could lower revenues and have a material adverse effect on our financial condition and results of operations. See “Business—Pricing.”
Failure to manage our global product expansion could adversely impact our operating results.
     We are rapidly and significantly expanding our global operations, including increasing our product and service offerings and scaling our infrastructure to support our retail and services businesses. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.
We could be subject to additional income tax liabilities.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audits in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

Our exposure to interest rate fluctuations may have a negative impact on our results of operations.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is intended to protect principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of U.S. Treasury notes and bonds and insured Washington, D.C. tax exempt notes and bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile.
Changes in foreign currency and marketplace conditions may have a negative impact on our results of operations.
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
Our business could suffer if we are unsuccessful in making, integrating and maintaining acquisitions and investments.
     We have acquired or made investments in companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:
•	disruption of our ongoing business, including loss of management focus on existing businesses;

•	problems retaining key personnel;

•	additional operating losses and expenses of the companies we acquired or in which we invested;

•	the potential impairment of amounts capitalized as intangible assets as part of the acquisition;

•	the potential impairment of customer and other relationships of the companies we acquired or in which we invested or our own customers as a result of any integration of operations;

•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

•	the difficulty of integrating an acquired company’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the difficulty of implementing at companies we acquire the controls, procedures and policies appropriate for a larger public company;

•	potential unknown liabilities associated with a company we acquire or in which we invest; and

•	for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries.
     Finally, as a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Our headquarters are located in approximately 625,000 square feet of office space in Arlington, VA, which we lease under agreements that expire in 2028. We also lease approximately 42,000 square feet in nearby buildings in Washington, D.C., under agreements with terms expiring in July 2008.
     In August 2004, we entered into a 20-year lease agreement for office space in Arlington, Virginia beginning in early 2008. Contemporaneously with the signing of the Virginia lease, our previous lease obligations in Washington, D.C. were assigned to, and assumed by, the lessor of the Virginia office facilities. In November 2006, we entered into lease agreements for office locations in Chicago, Illinois and San Francisco, California. The Chicago lease is for approximately 52,000 square feet of office space and expires in 2013. The San Francisco lease is for approximately 28,000 square feet of office space and expires in 2012. With our acquisition of Information Technology Toolbox, Inc. in July 2007, we acquired the lease obligations for its office locations in Scottsdale, Arizona and West Chester, Pennsylvania. The Scottsdale lease is for approximately 9,000 square feet and expires in 2009. The West Chester lease is for approximately 6,000 square feet and expires in 2010. We also lease space in London, England, which expires in 2018, and Gurgaon, India, which expires in 2013. In June 2006, we entered into new lease agreements for additional office space in the United Kingdom and in January 2008, we entered into a new lease agreement for space in India.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock has been quoted on the Nasdaq Stock Market under the symbol “EXBD” since our initial public offering on February 23, 1999. At February 12, 2008, there were 51 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market and cash dividends declared per common share.

	High	Low	Dividends
2007:
First quarter	$96.33	$73.15	$0.40
Second quarter	77.39	58.54	0.40
Third quarter	74.37	62.94	0.40
Fourth quarter	76.99	58.63	0.40

2006:
First quarter	$103.18	$80.77	$0.30
Second quarter	112.97	97.58	0.30
Third quarter	101.25	83.62	0.30
Fourth quarter	97.10	86.25	0.30
     In February 2008, our Board of Directors declared a quarterly cash dividend of $0.44 per share. The dividend is payable on March 31, 2008 to stockholders of record at the close of business on March 14, 2008. We fund our dividend payments with cash on hand and cash generated from operations.
Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities during 2007.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
October 1, 2007 to October 31, 2007	181	$69.34	181	$96,444,125
November 1, 2007 to November 30, 2007	200,000	$67.80	200,000	$82,884,553
December 1, 2007 to December 31, 2007	275,458	$67.67	275,458	$64,245,659

Total	475,639	$67.72	475,639

     In July 2007, our Board of Directors authorized a share repurchase of up to an additional $125 million of our common stock which, when combined with the remaining balance of the existing share repurchase authorizations, provided us the opportunity to repurchase up to approximately $149.2 million of our shares as of the date of the additional share repurchase authorization in July 2007. Repurchases may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. At December 31, 2007 and 2006, we had repurchased 8,125,931 and 3,857,417 shares of our common stock at a total cost of approximately $585.8 million and $282.8 million, respectively.

Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating data. The selected financial data presented below have been derived from our consolidated financial statements that were audited by our independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Income Data
Revenues	$532,716	$460,623	$362,226	$280,724	$210,211

Costs and expenses:
Cost of services	183,088	164,022	120,944	91,469	71,049
Member relations and marketing	150,032	122,177	93,657	75,560	55,306
General and administrative	71,984	59,629	40,295	31,254	21,666
Depreciation and amortization	15,573	10,381	7,308	6,782	5,764
Non-cash lease restructuring costs	—	—	—	5,210	—

Total costs and expenses	420,677	356,209	262,204	210,275	153,785

Income from operations	112,039	104,414	100,022	70,449	56,426
Other income, net	16,049	24,318	13,588	9,936	7,569

Income before provision for income taxes	128,088	128,732	113,610	80,385	63,995
Provision for income taxes	47,501	49,561	38,550	26,729	28,307

Net income	$80,587	$79,171	$75,060	$53,656	$35,688

Earnings per share—basic	$2.20	$1.99	$1.90	$1.40	$0.96
Weighted average shares outstanding—basic	36,666	39,712	39,572	38,344	37,296
Earnings per share—diluted	$2.17	$1.94	$1.83	$1.34	$0.93
Weighted average shares outstanding—diluted	37,159	40,721	41,092	39,925	38,577
Cash dividends declared per common share	$1.60	$1.20	$0.40	$0.30	$—

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$144,356	$487,287	$544,636	$416,977	$293,919
Deferred income taxes	37,017	28,005	14,838	29,587	37,673
Total assets	544,772	736,055	726,995	578,451	423,482
Deferred revenues	323,395	308,671	261,300	205,494	154,844
Total stockholders’ equity	67,547	317,865	385,414	327,461	241,993

	December 31,
	2007	2006	2005	2004	2003
Other Operating Data (Unaudited)
Membership programs (1)	48	42	37	31	26
Member institutions	4,711	3,739	2,831	2,368	2,143
Total membership subscriptions	16,349	14,190	10,825	8,202	6,414
Average subscriptions per member institution (cross-sell ratio)(2)	3.47	3.80	3.82	3.46	2.99
Client renewal rate (3)	90%	92%	92%	91%	90%
Contract value (in thousands) (4)	$526,386	$475,653	$381,366	$294,949	$227,913

(1)	In January 2008, we launched the HR Leadership Academy, bringing the current number of membership programs to 49.

(2)	Excluding the impact of the middle market cross-sell ratio of 1.44, 1.1, and 1.0 in 2007, 2006 and 2005, respectively, the traditional large company cross-sell ratio was 4.03, 4.15 and 3.91 in 2007, 2006 and 2005, respectively.

(3)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(4)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business Overview
     We provide best practices research, decision support tools and executive education focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each of our research programs have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. The implementation of our growth strategy can be seen in our operating results. Over the past three years, our revenues have grown at a compound annual growth rate of 23.8% from $280.7 million in 2004 to $532.7 million in 2007, while costs have grown at a compound annual growth rate of 26.0% from $210.3 million in 2004 to $420.7 million in 2007. Included in the growth rate for costs is the effect of share-based compensation in 2006 and 2007, which accounted for 2.3% of the growth rate. In addition, our Contract Value has grown at a compound annual growth rate of 21.3% over the past three years and was $526.4 million at December 31, 2007. We define Contract Value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Our experience has been that a substantial portion of members renew subscriptions for an equal or higher level each year. See the table titled “Other Operating Data (Unaudited)” in “Item 6. Selected Financial Data” for additional information with respect to members, subscriptions and renewals.
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
     Memberships, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. Billings attributable to memberships in our research programs initially are recorded as deferred revenues and then are generally recognized on a pro-rata basis over the membership contract term, which is typically 12 months. At any time, a member may request a refund of its membership fee for a research program. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.
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

Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This listing is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion of the application of these and other accounting policies, see “Note 2. Summary of significant account policies” in our consolidated financial statements and related notes. Our critical accounting policies include:
Revenue recognition
     Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which generally is 12 months. Membership fees generally are billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro-rata basis relative to the length of the remaining membership term. Our policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues in 2007, 2006 and 2005.
     Additionally, beginning on August 1, 2007, we began generating advertising and content related revenues through our wholly-owned subsidiary, CEB Toolbox, Inc. (formerly known as Information Technology Toolbox, Inc.), an online community of professionals who share practical, job-related information. Advertising and content related revenues are recognizable as the services are provided.
Reserve for uncollectible revenue
     We record a reserve for uncollectible revenue based upon management’s analyses and estimates as to the collectability of our accounts receivable. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific customer collection issues that we have identified general market conditions, customer concentrations and current economic trends.
Income taxes
     Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. We have provided a valuation allowance of approximately $7.9 million at December 31, 2007 for the estimated loss of Washington, D.C. tax credits which will occur upon our move to Virginia in 2008.
     In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local and foreign income taxes, and our ability to use tax incentives. The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods prior to 2004.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007. The impact of adoption was not material. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters as a component of the Provision for income taxes. We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase within the next 12 months.

Goodwill and intangible assets, net
     As a result of acquisitions, any excess purchase price over the net tangible and identifiable intangible assets acquired is recorded as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation and our estimates and assumptions may be subject to change. Intangible assets consist primarily of purchased software and customer relationships. In order to determine the fair value of the identifiable intangible assets, we make estimates and judgments based on assumptions about the future income producing capabilities of these assets and related future expected cash flows. Should different conditions prevail, we could record write-downs or changes in the estimate of useful life of those intangible assets, which would result in changes to amortization expense. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years.
     We review goodwill for impairment annually on October 1 or whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). If we determine that an impairment has occurred, we are required to record a write-down of the carrying value as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
Incentive compensation
     Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the related memberships.
Share-based compensation
     We account for share-based compensation in accordance with FAS 123(R) using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense in the consolidated statements of income over the vesting periods of the awards, net of an estimated forfeiture rate. In accordance with the modified prospective transition method, share-based compensation expense recognized by us beginning January 1, 2006 includes: (a) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation expense for all share-based payments granted prior to, but that were unvested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Results for prior periods have not been restated. We previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which allowed us to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
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

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Year ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of services	34.4	35.6	33.4

Gross profit	65.6	64.4	66.6

Costs and expenses:
Member relations and marketing	28.2	26.5	25.9
General and administrative	13.5	12.9	11.1
Depreciation and amortization	2.9	2.3	2.0

Total costs and expenses	44.6	41.7	39.0

Income from operations	21.0	22.7	27.6
Other income, net	3.0	5.3	3.8

Income before provision for income taxes	24.0	27.9	31.4
Provision for income taxes	8.9	10.8	10.6

Net income	15.1%	17.2%	20.7%

Years ended December 31, 2005, 2006 and 2007
     Revenues. Revenues increased 27.2% from $362.2 million in 2005 to $460.6 million in 2006, and 15.7% to $532.7 million in 2007. The largest driver of the increase in revenues in 2006 and 2007 was the cross-selling of additional subscriptions to existing members. Other drivers contributing to the increase in revenues in 2006 and 2007 included the introduction of new research programs and the addition of new members. We introduced six new research programs in each of the years 2005, 2006 and 2007.
     Cost of services. Cost of services increased 35.6% from $120.9 million in 2005 to $164.0 million in 2006 and 11.6% to $183.1 million in 2007. The increase from 2005 to 2006 of $43.1 million was principally due to increased compensation and compensation related costs (incentives and payroll taxes) for new and existing research and executive education staff, including share-based compensation expense of $12.2 million in 2006 as compared to $0 in 2005 relating to our adoption of FAS 123(R) on January 1, 2006. The increase, to a lesser extent, was also due to external consulting expenses to support the growth of our existing programs and new program launches, publishing and executive education seminar costs and an increase in travel related expenses. The increase in 2006 was partially offset by a true-up of incentive expense recorded in 2005 which was not paid in 2006. The increase from 2006 to 2007 of $19.1 million was principally due to an increase in compensation and compensation related costs (incentives and payroll taxes) and to a lesser extent facilities costs relating mostly to our new Arlington, Virginia office location and additional space taken in London, England and executive education seminar expenses. These increases are partially offset by decreases in printing, external consulting costs and a decrease in share-based compensation expense relative to 2006 of approximately $1.3 million. Cost of services as a percentage of revenues increased from 33.4% in 2005 to 35.6% in 2006 and decreased to 34.4% in 2007. The increase as a percentage of revenues from 2005 to 2006 of 2.2% was primarily due to the recognition of share-based compensation expense and to a lesser extent, an increase in external consulting expenses to support the growth of our existing programs, a shift in the timing of our publishing and executive education seminar schedule relative to 2005, and an increase in the number of research and executive education staff, partially offset by a true-up of incentive expense recorded in 2005 which was not paid in 2006. The decrease as a percentage of revenues from 2006 to 2007 of 1.2% was principally due to lower share-based compensation expense, and to a lesser extent, printing costs and external consulting fees, and was partially offset by percentage increases in overhead including facilities costs. Cost of services as a percentage of revenues may fluctuate from year to year due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, the Cost of services as a percentage of revenues may not be indicative of future annual results.

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
     Member relations and marketing. Member relations and marketing expense increased 30.5% from $93.7 million in 2005 to $122.2 million in 2006, and increased 22.8% to $150.0 million in 2007. The increase from 2005 to 2006 of $28.5 million was principally due to the increase in marketing personnel and related costs and member relations personnel and related costs to support our existing membership base, including approximately $5.6 million of share-based compensation expense in 2006 as compared with $0 in 2005 due to our adoption of FAS123(R) on January 1, 2006. The increase, to a lesser extent, is further due to increases in commission expense associated with the growth in our revenues and travel expenses associated with new sales staff. The increase of approximately $27.8 million from 2006 to 2007 principally consists of an increase in personnel related costs including salaries relating to an increase in member relations and marketing headcount and incentives relating to higher revenue. Other factors contributing to the increase, but to a lesser extent, include facilities costs associated with the office spaces discussed in Cost of services above and external consulting fees. These increases are partially offset by a decrease in travel and travel related expenses and a decrease in share-based compensation of approximately $0.9 million. Member relations and marketing expense as a percentage of revenues increased from 25.9% in 2005 to 26.5% in 2006, and increased to 28.2% in 2007. The increase as a percentage of revenues from 2005 to 2006 of 0.6% was principally due to the recognition of share-based compensation expense, which accounted for an increase of approximately 1.2%. This increase was partially offset by a percentage decrease in incentives for Member relations and marketing personnel. The increase as a percentage of revenues from 2006 to 2007 of approximately 1.7% was due primarily to the percentage increase in overhead, including facilities costs, and, to a lesser extent, compensation, including salaries and incentives, and external consulting costs and was partially offset by decreases in travel and travel related expenses and, to a lesser extent, a decrease in share-based compensation expense. Member relations and marketing expense as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires, travel, and consulting expenses incurred relative to the amount of revenue recognized in a period.
     General and administrative. General and administrative expense increased 48.0% from $40.3 million in 2005 to $59.6 million in 2006, and increased 20.7% to $72.0 million in 2007. The increase of approximately $19.3 million from 2005 to 2006 was principally due to an increase in compensation costs including share-based compensation expense, and to a lesser extent, costs associated with the development of our new Arlington, Virginia office facility and the recognition, in the second quarter, of prior period sales tax for certain states in which some of our non-Washington, D.C. based domestic staff were located to support our growing domestic membership base. See “Note 15. Commitments and contingencies” for further discussion. Included in 2006 was approximately $7.4 million of share-based compensation expense calculated in accordance with FAS 123(R). The increase of approximately $12.4 million from 2006 to 2007 was primarily the result of an increase in staff and non-equity compensation costs, including $2.3 million relating to severance expense, and to a lesser extent, an increase in facilities costs and external consulting costs. These increases were partially offset by a decrease in payroll taxes associated with the exercise of employee stock options and a decrease in share-based compensation expense of approximately $0.3 million. General and administrative expense as a percentage of revenues increased from 11.1% in 2005 to 12.9% in 2006, and increased to 13.5% in 2007. The increase as a percentage of revenues from 2005 to 2006 of 1.8% was primarily a result of the recognition of share-based compensation expense, which accounted for 1.6% of the General and administrative expense as a percentage of revenue in 2006. The increase as a percentage of revenue from 2006 to 2007 of 0.6% was principally due to the percentage increase in the personnel related costs, including the severance expense noted above, and facilities costs. The increases were partially offset by decreases in payroll taxes, external consulting fees and share-based compensation expense as noted above. In the fourth quarter of 2007, the Company recorded approximately $2.0 million relating to the probable exposure of sales and use tax regulations for states in which we sell or support our goods and services. General and administrative expense as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires and consulting expenses incurred relative to the amount of revenue recognized in a period.
     Depreciation and amortization. Depreciation and amortization expense increased 42.0% from $7.3 million in 2005 to $10.4 million in 2006, and increased 50.0% to $15.6 million in 2007. In 2006, the increase was principally due to the additional investment in leasehold improvements for additional office space in the Washington, D.C. and London offices, the purchase of computer equipment and management information systems software to support organizational growth and the amortization of intangible assets that were recognized as part of our acquisition in the quarter ended September 30, 2005. In 2007, the increase was principally due to amortization of intangible assets relating to the purchase of ITtoolbox on July 31, 2007, which accounted for approximately $1.7 million in 2007. To a lesser extent, the percentage increase is also due to depreciation related to the purchase of equipment and software for the build-out of our new Arlington, Virginia infrastructure, investments in leasehold improvements for additional office space for the London office, and the purchase of computer equipment and management information systems software to support organizational growth. We expect to see an increase in amortization expense relating to the full year’s effect of purchase price allocated to identifiable intangible assets as part of the ITtoolbox acquisition. See “Impact of acquisitions” below.

     Other income, net. Other income, net, consists primarily of interest income earned on cash and cash equivalents and marketable securities and the realized gains and losses on the sale of marketable securities. Other income, net increased 79.0% from $13.6 million in 2005 to $24.3 million in 2006, and decreased 34.0% to $16.0 million in 2007. In 2006, the increase was principally due to the increased level of marketable securities along with increased investment returns in a higher interest rate environment. In 2007, the decrease was principally due to decreased levels of cash and cash equivalents and marketable securities relative to 2006.
     Provision for income taxes. We recorded a Provision for income taxes of $38.6 million, $49.6 million and $47.5 million in 2005, 2006 and 2007, respectively. Our effective income tax rate increased from 33.9% in 2005 to 38.5% in 2006, reflecting an increase in the Washington, D.C. Qualified High Technology Company (“QHTC”) statutory income tax rate to 6.0% from 0.0% in 2005 and a decrease in the estimated benefit of certain Washington, D.C. income tax incentives, as these incentives may not be realized. In 2007, our effective income tax rate decreased to 37.1% principally due to an increase in the estimated amount of Washington, D.C. income tax incentives that we will be able to utilize prior to moving to our new Virginia office location and an increase in our deferred tax assets from higher state tax rates. We anticipate an increase in our effective income tax rate to approximately 40% in 2008 as we lose the impact of Washington D.C. tax incentives with our move to Virginia.
     Impact of acquisitions. In July 2007, we acquired 100% of the equity interests of ITtoolbox, which operates an online platform that connects a community of more than one million information technology and other professionals. The purchase price was $58.9 million, reduced by the assumption of $1.0 million in transition bonuses that will be paid for by us. Under the terms of the acquisition agreement, the purchase price may be increased if certain financial thresholds are achieved during a 12-month period on or before December 31, 2010. Pro forma information disclosing the operating results in 2007 and 2006 is not presented as the effects were not material to the company’s historical consolidated financial statements.
     In September 2005, we acquired substantially all of the assets and technology of the Executive Performance Group (“EPG”) to support the launch of the Shared Services Roundtable membership program. Under the terms of the EPG acquisition agreement, the initial purchase price was $8.2 million which may be increased if certain future business operating conditions are achieved on or before December 31, 2008. Pro forma financial information for this acquisition has not been presented as the effects were not material.
Liquidity and Capital Resources
     Cash generated by operations is our primary source of liquidity and we believe that existing cash and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $144.4 million and $487.3 million at December 31, 2007 and 2006, respectively. We made income tax payments of approximately $60.8 million in 2007 and expect to continue making tax payments in future periods. We estimate paying approximately $60 million through 2008 to build out the office space for our new headquarters in Arlington, Virginia. Of this amount, approximately $25.5 million was paid in 2007 and the remaining estimate of $34.5 is expected to be paid in early 2008. In addition, we estimate that we will spend approximately $8 million to $10 million during 2008 to support growth of our headcount and infrastructure.
     Effective January 1, 2006, we adopted FAS 123(R) using the modified prospective transition method. Pursuant to FAS 123(R), we have reported the benefits of tax deductions in excess of recognized book compensation expense as a financing cash inflow in the consolidated statement of cash flows in 2006 and 2007. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Prior period results have not been restated. See further discussion of the impact on our consolidated financial statements of adopting FAS 123(R) under “Critical Accounting Policies” above and in “Note 10. Stockholders’ equity and share-based compenation.”
     Cash flows from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions has historically resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $110.0 million, $136.3 million, and $181.5 million in 2007, 2006 and 2005, respectively. In 2007, operating cash flows were generated primarily by net income, and increases in deferred revenues, other liabilities and accrued incentive compensation, offset by a decrease in accounts payable, including cash taxes paid of approximately $60.8 million in 2007, and accrued liabilities and an increase in deferred tax assets, membership fees receivable, and other non-current assets. In 2006, operating cash flows were generated principally by net income, an increase in deferred revenues, the utilization of tax benefits resulting from share-based compensation arrangements and an increase in accounts payable and accrued liabilities, offset by the reclassification of excess tax benefits resulting from share-based compensation arrangements, an increase in membership fees receivable and an increase in other non-current assets. In 2005, operating cash flows were generated by net income, an increase in deferred revenues, the utilization of tax benefits resulting from share-based compensation arrangements, growth in accounts payable and accrued liabilities, and an increase in accrued incentive compensation, offset by an increase in membership fees receivable and deferred incentive compensation.

     Cash flows from investing activities. We generated net cash flows from investing activities of $121.8 million in 2007. We used net cash flows in investing activities of $212.0 million in 2006. We generated net cash flows from investing activities of $159.5 million in 2005. In 2007, net cash flows from investing activities were generated by sales and maturities, net of purchases, of available-for-sale marketable securities of $221.8 million, partially offset by business acquisition costs, net of cash acquired, of $61.6 million, the purchase of property and equipment of $34.5 million, consisting of leasehold improvements, computer equipment and software, and a cost method investment of $3.8 million. In 2006, net cash flows from investing activities were used to purchase available-for-sale marketable securities, net of maturities, of $194.3 million, and property and equipment, consisting of leasehold improvements for additional office space in Washington, D.C. and London, England, Web site development costs and computer equipment and software, of $17.7 million. In 2005, net cash flows from investing activities were generated by maturities and sales of available-for-sale marketable securities of $176.4 million, partially offset by the purchase of property and equipment totaling $8.7 million, and asset acquisition costs, net of cash acquired, of $8.1 million.
     Cash flows from financing activities. We used net cash flows in financing activities of $355.6 million, $177.2 million and $30.7 million in 2007, 2006 and 2005, respectively. In 2007, net cash flows from financing activities were used primarily for the repurchase of our common stock, which totaled $303.0 million, and the payment of dividends, which totaled $57.8 million, partially offset by the recognition of excess tax benefits of $2.4 million resulting from share-based compensation arrangements, proceeds of $2.1 million from the issuance of common stock under the employee stock purchase plan, and proceeds of $0.7 million from the exercise of common stock options. Net cash flows used in financing activities in 2006 were principally attributed to the repurchase of our common stock, which totaled $176.0 million, and the payment of dividends, which totaled $47.4 million, partially offset by the recognition of excess tax benefits of $41.2 million resulting from share-based compensation arrangements, proceeds of $3.0 million from the exercise of common stock options, and proceeds of $2.0 million from the issuance of common stock under the employee stock purchase plan. Net cash flows used in financing activities in 2005 were principally attributed to the repurchase of our common stock, which totaled $61.5 million, and the payment of dividends, which totaled $15.8 million, partially offset by the receipt of proceeds of $45.1 million from the exercise of common stock options, primarily in conjunction with the sale of 1.3 million shares of our common stock by our employees and directors in March 2005, and proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $1.4 million.
     The Company has entered into letter of credit agreements totaling $3.8 million to provide security deposits for certain office space leases. The letters of credit expire in the period from March 2008 through January 2009, but will automatically extend for another year from their expiration dates, unless we terminate them. We expect to terminate approximately $1.4 million of the letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expire in 2008. To date, no amounts have been drawn on these agreements. Under the terms of the Arlington, Virginia lease agreement, we have committed to providing the landlord security deposits totaling $50 million. We have pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. We expect the securities required to be pledged will be replaced by a letter of credit in the amount of approximately $5.0 million in 2008.
Contractual obligations
     We lease office facilities in the United States, United Kingdom and India expiring on various dates through 2028. In the second quarter of 2006, we entered into a new lease agreement for additional office space in the United Kingdom. In the third quarter of 2006, we entered into new lease agreements for additional office space in Washington, D.C. The expiration of the new Washington, D.C. leases coincided with our move to the new Arlington, Virginia headquarters in early 2008. In the fourth quarter of 2006, we entered into new lease agreements for additional office locations in Chicago, Illinois and San Francisco, California. The Chicago office lease is for a seven-year term with total remaining lease payments of $6.1 million. The San Francisco lease is for a six-year term with total remaining lease payments of $1.9 million. With our acquisition of ITtoolbox in the third quarter of 2007, we acquired the lease obligations for its office locations in Scottsdale, Arizona and West Chester, Pennsylvania. The Scottsdale lease continues for a 26-month term from the date of our acquisition with total lease payments of $0.5 million over that term. The West Chester lease continues for a 32-month term from the date of our acquisition with total lease payments of $0.3 million over that term. Certain lease agreements include provisions for rental escalations and require us to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $589.4 million.

     We expect the total costs of the tenant build-out for the Waterview office space for our new headquarters in Arlington, Virginia to be approximately $100 million, of which approximately $40 million will be paid for by the landlord. In March 2007, we entered into a contract for approximately $57 million for the general construction of the build-out, of which approximately $31.2 million was paid for by the landlord as a lease incentive in 2007 and approximately $13.6 million was paid by the Company in 2007. The remaining portion of the expected total costs will be paid in 2008.
     The following table summarizes our contractual obligations at December 31, 2007:

	Payments Due by Period (in thousands)
	Total	<1 Year	1 - 3 Years	4 - 5 Years	>5 Years
Operating lease obligations	$589,354	$34,904	$67,165	$65,614	$421,671
General construction of Arlington, Virginia office	$12,246	$12,246
Other liabilities (1)	$11,925	$683	$1,159	$460	$9,623

(1)	Other liabilities include elective deferrals and earnings under the deferred compensation plan.
      Not included in the table above is unrecognized tax benefits of $900,000.
Off-Balance Sheet Arrangements
     At December 31, 2007, we do not have any off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Recent Accounting Pronouncements
     See Note 3 to the consolidated financial statements for a description of recent accounting pronouncements, including the expected dates of adoption, which is incorporated herein by reference.
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
     The following table provides the principal (notional) amount by expected maturity of our available-for-sale marketable securities at December 31, 2007 (dollars in thousands):

								Fair
								Value
	2008	2009	2010	2011	2012	Thereafter	Total	12/31/07
Marketable securities	$24,040	$26,605	$18,545	$9,845	$3,700	$10,550	$93,285	$96,771
Average effective interest rate	3.88%	3.67%	3.94%	4.24%	4.25%	4.66%
Foreign currency exchange rate risk
     Our international operations subject us to risks related to foreign currency exchange fluctuations. Prices for our products are denominated primarily in U.S. dollars, even when sold to customers that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. In 2006, we began to use forward contracts to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our UK subsidiary. A forward contract obligates us to exchange a predetermined amount of U.S. dollars to make an equivalent Pound Sterling (“GBP”) payment equal to the value of such exchange. A hypothetical 10% adverse movement in foreign currency exchange rates would not have a material adverse impact to our results of operations.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
February 29, 2008

/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer
February 29, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, The Corporate Executive Board Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of The Corporate Executive Board Company and Subsidiaries, and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young
Baltimore, Maryland
February 29, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation upon adoption of the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young
Baltimore, Maryland
February 29, 2008

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,585	$171,367
Marketable securities	24,153	119,534
Membership fees receivable, net	161,336	153,107
Deferred income taxes, net	12,710	15,109
Deferred incentive compensation	15,544	13,160
Prepaid expenses and other current assets	10,638	9,881

Total current assets	271,966	482,158

Deferred income taxes, net	24,307	12,896
Marketable securities	72,618	196,386
Property and equipment, net	91,904	26,988
Goodwill	42,626	6,364
Intangible assets, net	22,143	1,462
Other non-current assets	19,208	9,801

Total assets	$544,772	$736,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,681	$66,773
Accrued incentive compensation	31,355	25,062
Deferred revenues	323,395	308,671

Total current liabilities	417,431	400,506

Other liabilities	59,794	17,684

Total liabilities	477,225	418,190

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 43,119,512 and 42,805,325 shares issued at December 31, 2007 and 2006, respectively; 34,993,581 and 38,947,908 shares outstanding at December 31, 2007 and 2006, respectively	431	428
Additional paid-in-capital	383,636	353,990
Retained earnings	269,429	246,668
Accumulated elements of other comprehensive (loss) income	(194)	(440)
Treasury stock, at cost, 8,125,931 and 3,857,417 shares at December 31, 2007 and 2006, respectively	(585,755)	(282,781)

Total stockholders’ equity	67,547	317,865

Total liabilities and stockholders’ equity	$544,772	$736,055

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues	$532,716	$460,623	$362,226
Cost of services (1)	183,088	164,022	120,944

Gross profit	349,628	296,601	241,282

Costs and expenses:
Member relations and marketing (1)	150,032	122,177	93,657
General and administrative (1)	71,984	59,629	40,295
Depreciation and amortization	15,573	10,381	7,308

Total costs and expenses	237,589	192,187	141,260

Income from operations	112,039	104,414	100,022
Other income, net	16,049	24,318	13,588

Income before provision for income taxes	128,088	128,732	113,610
Provision for income taxes	47,501	49,561	38,550

Net income	$80,587	$79,171	$75,060

Earnings per share:
Basic	$2.20	$1.99	$1.90
Diluted	$2.17	$1.94	$1.83

Dividends per share	$1.60	$1.20	$0.40

Weighted average shares used in the calculation of earnings per share:
Basic	36,666	39,712	39,572
Diluted	37,159	40,721	41,092

(1)	The following table summarizes the share-based compensation recognized in accordance with Statement of Financial Accounting Standards 123(R) included in the consolidated statements of income above:

Cost of services	$10,852	$12,236	$—
Member relations and marketing	4,782	5,644	—
General and administrative	7,130	7,426	—
See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$80,587	$79,171	$75,060
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	15,573	10,381	7,305
(Gain) loss on sale of investments	(142)	—	2,320
Deferred income taxes	(10,781)	34,139	30,801
Share-based compensation	22,764	25,306	—
Excess tax benefits from share-based compensation arrangements	(2,398)	(41,225)	—
Amortization of marketable securities (discounts) premiums, net	(449)	(2,389)	1,865
Changes in operating assets and liabilities:
Membership fees receivable, net	(6,688)	(32,865)	(23,055)
Deferred incentive compensation	(2,384)	(1,671)	(2,212)
Prepaid expenses and other current assets	(645)	(2,210)	327
Other non-current assets	(5,578)	(8,564)	(1,238)
Accounts payable and accrued liabilities	(11,739)	23,933	25,041
Accrued incentive compensation	6,293	(1,983)	8,894
Deferred revenues	14,724	47,371	55,252
Other liabilities	10,904	6,877	1,109

Net cash flows provided by operating activities	110,041	136,271	181,469

Cash flows from investing activities:
Purchases of property and equipment, net	(34,532)	(17,743)	(8,703)
Cost method investment	(3,829)	—	—
Acquisition of businesses, net of cash acquired	(61,593)	—	(8,136)
Purchases of marketable securities	(108,801)	(196,920)	—
Sales and maturities of marketable securities	330,556	2,635	176,384

Net cash flows provided by (used in) investing activities	121,801	(212,028)	159,545

Cash flows from financing activities:
Proceeds from the exercise of common stock options	691	2,979	45,135
Proceeds from issuance of common stock under the employee stock purchase plan	2,087	2,024	1,407
Excess tax benefits from share-based compensation arrangements	2,398	41,225	—
Purchase of treasury shares	(302,974)	(175,985)	(61,489)
Payment of dividends	(57,826)	(47,395)	(15,787)

Net cash flows used in financing activities	(355,624)	(177,152)	(30,734)

Net (decrease) increase in cash and cash equivalents	(123,782)	(252,909)	310,280
Cash and cash equivalents, beginning of year	171,367	424,276	113,996

Cash and cash equivalents, end of year	$47,585	$171,367	$424,276

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2006, and 2007
(In thousands, except share amounts)

					Accumulated
					elements of other			Annual
	Common stock		Additional	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	earnings	Income	stock	Total	income
Balance at December 31, 2004	38,930,648	$399	$214,987	$155,619	$1,763	$(45,307)	$327,461	$—
Issuance of common stock upon the exercise of common stock options	1,382,828	15	45,120	—	—	—	45,135	—
Issuance of common stock under the employee stock purchase plan	24,956	—	1,407	—	—	—	1,407	—
Tax benefits related to the exercise of common stock options	—	—	15,514	—	—	—	15,514	—
Purchase of treasury stock at cost	(855,705)	—	—	—	—	(61,489)	(61,489)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(1,349)	—	(1,349)	(1,349)
Foreign currency translation, net of tax benefit	—	—	—	—	(538)	—	(538)	(538)
Payment of dividends	—	—	—	(15,787)	—	—	(15,787)	—
Net income	—	—	—	75,060	—	—	75,060	75,060

Balance at December 31, 2005	39,482,727	$414	$277,028	$214,892	$(124)	$(106,796)	$385,414	$73,173

Issuance of common stock upon the exercise of common stock options	1,378,917	14	2,965	—	—	—	2,979	—
Issuance of common stock under the employee stock purchase plan	26,875	—	2,024	—	—	—	2,024	—
Share-based compensation	—	—	25,465	—	—	—	25,465	—
Tax benefits related to the exercise of common stock options	—	—	46,508	—	—	—	46,508	—
Purchase of treasury stock at cost	(1,940,611)	—	—	—	—	(175,985)	(175,985)	—
Unrealized losses on available-for-sale marketable securities, net of tax benefit	—	—	—	—	(316)	—	(316)	(316)
Payment of dividends	—	—	—	(47,395)	—	—	(47,395)	—
Net income	—	—	—	79,171	—	—	79,171	79,171

Balance at December 31, 2006	38,947,908	$428	$353,990	$246,668	$(440)	$(282,781)	$317,865	$78,855

Issuance of common stock upon the exercise of common stock options and release of restricted stock units	280,510	3	685	—	—	—	688	—
Issuance of common stock under the employee stock purchase plan	33,677	—	2,087	—	—	—	2,087	—
Share-based compensation	—	—	22,764	—	—	—	22,764	—
Tax benefits related to the exercise of common stock options	—	—	4,110	—	—	—	4,110	—
Purchase of treasury stock at cost	(4,268,514)	—	—	—	—	(302,974)	(302,974)	—
Unrealized gains on available-for-sale marketable securities, net of tax expense	—	—	—	—	1,312	—	1,312	1,312
Foreign currency hedge	—	—	—	—	(1,066)	—	(1,066)	(1,066)
Payment of dividends	—	—	—	(57,826)	—	—	(57,826)	—
Net income	—	—	—	80,587	—	—	80,587	80,587

Balance at December 31, 2007	34,993,581	$431	$383,636	$269,429	$(194)	$(585,755)	$67,547	$80,833

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of operations
     The Corporate Executive Board Company (the ‘‘Company’’) provides ‘‘best practices’’ research, decision support tools and executive education focusing on corporate strategy, operations and general management issues. Best practices research supports senior executive decision making by identifying and analyzing specific management initiatives, processes and strategies that have been determined to produce the best results in solving common business problems or challenges. For a fixed annual fee, members of each research program have access to an integrated set of services, including best practices research studies, executive education seminars, customized research briefs and Web-based access to the program’s content database and decision support tools.
     Additionally, beginning on August 1, 2007 with our acquisition of ITtoolbox, Inc. (“ITtoolbox”), the Company maintains an online community of professionals who share practical, job related information through a new wholly-owned subsidiary, CEB Toolbox, Inc. This community provides free access to a worldwide audience of experienced, knowledgeable professionals.
2. Summary of significant accounting policies
Basis of presentation
     The consolidated financial statements include accounts of The Corporate Executive Board Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
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
Cash equivalents and marketable securities
     Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months are classified as marketable securities. At December 31, 2007 and 2006, the Company’s marketable securities consisted primarily of United States Treasury notes and bonds and Washington, D.C. tax exempt notes and bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income. Included in the balance of marketable securities at December 31, 2007 and 2006 are $50 million of United States treasury notes that are held by the Company as a security deposit relating to the Arlington, Virginia office lease. The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.

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
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. The carrying amount is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or at least annually. Recoverability is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment was recorded as part of our annual review process in 2007, 2006 and 2005.
Intangible assets, net
     Intangible assets, net consists of purchased software, customer relationships and technology. These assets are amortized on a straight-line basis over their estimated useful lives of 3 to 20 years with a weighted average remaining life of approximately 5.5 years. The gross carrying amount of intangible assets at December 31, 2007, 2006 and 2005 was approximately $25.5 million, $2.3 million and $2.3 million, respectively, with related accumulated amortization of approximately $3.4 million, $0.9 million and $0.2 million, respectively. Amortization expense in the years ended 2007, 2006 and 2005 was approximately $2.5 million, $0.7 million and $0.2 million.
     The following approximates the anticipated aggregate amortization expense for the succeeding five years ended 2008 through 2012: $5.7 million, $5.3 million, $4.7 million, $3.0 million and $1.8 million, respectively.
Recovery of long-lived assets
     Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable.
Fair value of financial instruments
     The fair value of the Company’s financial instruments approximates their carrying value.
Revenue recognition
     Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which is generally 12 months. Revenues from implementation support memberships are recognized as services are performed, limited by the Company’s pro-rata refund policy. Membership fees are generally billable, and revenue recognition begins, when the member agrees to the terms of the membership. Certain membership fees are billed on an installment basis. Members may request a refund of their membership fees, which is provided on a pro-rata basis relative to the length of the remaining membership term. The Company’s policy is to record the full amount of membership fees receivable as an asset and related deferred revenue as a liability when a member agrees to the terms of a membership. Revenues from membership subscriptions were greater than 95% of total revenues in 2007, 2006 and 2005.

     Additionally, beginning on August 1, 2007, the Company began generating advertising and content related revenues through a new wholly-owned subsidiary, CEB Toolbox, Inc., an online community of professionals who share practical, job-related information. Advertising and content related revenues are recognizable as the services are provided.
Incentive Compensation
     Commission expenses related to the negotiation of new memberships and the renewal of existing memberships are deferred and amortized over the term of the related memberships.
Share-based compensation
     The Company has several share-based compensation plans. These plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses to employees and non-employee members of the Company’s Board of Directors. As described in Note 10, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘FAS 123(R)’’) on January 1, 2006 using the modified prospective transition method. Under FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate. In accordance with the modified prospective transition method, share-based compensation expense recognized by the Company beginning January 1, 2006 includes: (a) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation expense for all share-based payments granted prior to, but that were unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). The Company previously recorded share-based compensation expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), which allowed the Company to record share-based compensation cost based on the intrinsic value of the share-based award at the date of grant.
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
     Under FAS 123(R) the Company also reports the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the 2007 and 2006 consolidated statements of cash flows. Prior to the adoption of FAS 123(R), the Company reported these tax benefits as an operating cash flow.
Research and development costs
     Costs related to the research and development of new Company programs are expensed in the period incurred. Research and development costs were immaterial in 2007, 2006 and 2005.
Income taxes
     Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007. The impact of adoption was not material. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 prescribes that a company should use a more-likely- than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the “more-likely-than-not” recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters as a component of the Provision for income taxes.

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
     The Company generates a percentage of its revenues from members located outside of the United States. In 2007, 2006 and 2005, approximately 30%, 27% and 25% of revenues, respectively, were generated from members located outside of the United States. Revenues from customers in European countries were approximately 17%, 15% and 14% in 2007, 2006 and 2005, respectively, with no other geographic area representing more than 10% of revenues in any period. No individual member accounted for more than 2% of revenues for any period presented.
     The Company’s international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. In 2006, the Company began to use forward contracts to protect against foreign currency exchange rate risks inherent with the Company’s cost reimbursement agreement with its UK subsidiary. A forward contract obligates the Company to exchange a predetermined amount of U.S. dollars to make an equivalent Pound Sterling (“GBP”) payment equal to the value of such exchange.
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
Comprehensive income
     Comprehensive income is defined as net income plus the net-of-tax impact of unrealized gains and losses on marketable securities and foreign currency hedges. The accumulated elements of other comprehensive income, net of tax, included within stockholders’ equity on the consolidated balance sheets are primarily composed of the unrealized gains (losses) on available-for-sale marketable securities at December 31, 2007, 2006 and 2005 and foreign currency hedge transactions of approximately $1.1 million at December 31, 2007 only. The change in unrealized gains (losses), net of tax, on available-for-sale marketable securities amounted to $1.3 million, $(0.3) million and $(1.4) million in 2007, 2006 and 2005, respectively. The tax expense (benefit) associated with the change in unrealized gains (losses) on available-for-sale marketable securities included within comprehensive income was $0.8 million, $(0.4) million, and $(0.7) million in 2007, 2006, and 2005, respectively.
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

	Year ended December 31,
	2007	2006	2005
Basic weighted average common shares outstanding	36,666	39,712	39,572
Effect of dilutive common shares outstanding	493	1,009	1,520

Diluted weighted average common shares outstanding	37,159	40,721	41,092

     Approximately 1.35 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above as their impact would be anti-dilutive.
3. Recent accounting pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (‘‘FAS 157’’). This Statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB agreed to delay the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 157 and has not yet determined the effect the adoption of FAS 157 will have on the Company’s financial position or results of operations.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141(R)’’). This Statement broadens the scope of acquisition accounting as prescribed in FAS 141, which applied only to business combinations in which control was obtained by transferring consideration, to all transactions and other events in which an entity obtains control of a business. FAS 141(R) establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree by requiring recognition at the acquisition date, and measurement at their fair values as of that date, with limited exceptions specified in the Statement. FAS 141(R) also establishes requirements for how the acquirer recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase as defined in the Statement. In addition, FAS 141(R) establishes guidance for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to adopt FAS 141(R) for acquisitions completed after January 1, 2009. The Company is currently evaluating the impact of FAS 141(R) and has not yet determined the effect the adoption of FAS 141(R) will have on the Company’s financial position or results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (‘‘FAS 160’’). This Statement amends Accounting Research Bulletin 51, “Consolidated Financial Statements” (ARB 51) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company will be required to adopt FAS 160 as of January 1, 2009. The Company does not currently have a minority interests and FAS 160 is not expected to have a material impact.
4. Acquisitions
     On July 31, 2007, the Company acquired 100% of the equity interests of Information Technology Toolbox, Inc. (“ITtoolbox”).  ITtoolbox operates an online platform that connects a community of more than one million IT and other professionals. The community provides knowledge on a variety of IT related topics free of charge. Revenues are generated primarily through advertisements posted to the community Web portals. The acquisition was structured as a stock purchase through a newly created wholly-owned subsidiary of the Company, CEB Toolbox, Inc.

     The purchase price of ITtoolbox was $58.9 million, reduced by the assumption of $1.0 million in transition bonuses that will be paid for by the Company. The purchase price may be increased if certain financial thresholds are achieved during a 12-month period on or before December 31, 2010.  The operating results for the period from August 1, 2007 to December 31, 2007 are included in the Company’s consolidated statement of income. Pro forma information disclosing the results of operations in 2007 and 2006 is not presented as the effects were not material to the Company’s historical consolidated financial statements. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price, including transaction costs of approximately $0.5 million, was preliminarily assigned as follows (in thousands):

Net working capital	$1,547
Property and equipment	600
Intangible assets	20,294
Goodwill	35,916

Allocated purchase price	$58,357

     Intangible assets of ITtoolbox that were acquired primarily include advertising customer relationships, user database, and technology integral to content management and connection with users and will be amortized over assigned lives ranging from 3 to 20 years.
     In September 2005, the Company acquired substantially all of the assets and technology of the Executive Performance Group (‘‘EPG’’) to support the launch of the Shared Services Roundtable membership program. Under the terms of the EPG acquisition agreement, the initial purchase price of $8.2 million will be increased if certain future business operating conditions are achieved on or before December 31, 2008. Any additional payments would be recorded as a purchase price adjustment. The Company has included the results of operations of the EPG business from the date of the acquisition. Pro forma financial information for this acquisition has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.
5. Marketable securities
     The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	December 31, 2007
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes and bonds	$57,033	$56,641	$392	$—
Washington, D.C. tax exempt notes and bonds	39,738	38,694	1,044	—

Total marketable securities	$96,771	$95,335	$1,436	$—

	December 31, 2006
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes and bonds	$272,160	$273,853	$1	$1,694
Washington, D.C. tax exempt notes and bonds	43,760	42,788	973	1

Total marketable securities	$315,920	$316,641	$974	$1,695

     The following table summarizes marketable securities maturities (in thousands):

	December 31, 2007
	Fair Market	Amortized
	Value	Cost
Less than one year	$24,153	$24,093
Matures in 1 to 5 years	61,382	60,333
Matures in 6 to 10 years	11,236	10,909
Matures after 10 years	—	—

Total marketable securities	$96,771	$95,335

      Included in the balance of marketable securities at December 31, 2007 and 2006 are $50 million of United States treasury notes that are held by the Company as a security deposit relating to the Arlington, Virginia office lease.
      In 2007, the sale of marketable securities resulted in net realized investment gains of approximately $142,000. The Company did not sell any marketable securities in 2006. In 2005, the sale of marketable securities resulted in gross realized investment losses of $2.3 million.
6. Membership fees receivable
     Membership fees receivable consists of the following (in thousands):

	December 31,
	2007	2006
Billed	$117,738	$119,022
Unbilled	45,346	35,240

	163,084	154,262
Reserve for uncollectible revenue	(1,748)	(1,155)

Membership fees receivable, net	$161,336	$153,107

7. Property and equipment
     Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Furniture, fixtures, and equipment	$31,815	$14,574
Software and Web site development costs	14,752	13,710
Leasehold improvements	72,741	16,459

	119,308	44,743
Accumulated depreciation	(27,404)	(17,755)

Property and equipment, net	$91,904	$26,988

     Depreciation expense was $13.1, $9.7 and $7.1 million in 2007, 2006 and 2005, respectively. Approximately $32.8 million of leasehold improvements relate to lease incentives and were paid by the Company’s landlords, including approximately $31.2 million relating to our new office space in Arlington, Virginia. The lease incentives will be amortized over the appropriate lease terms and recorded as a reduction of rent expense. See “Note 15. Commitments and contingencies” for further discussion.
8. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consists of the following (in thousands):

	December 31,
	2007	2006
Accounts payable	$11,319	$8,021
Advanced membership payments received	14,197	21,976
Other accrued liabilities	37,165	36,776

Accounts payable and accrued liabilities	$62,681	$66,773

9. Other liabilities
     Other liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred compensation	$12,242	$7,882
Lease incentives	31,201	—
Deferred rent benefit – long term	8,081	4,592
Accrued lease restructuring charges	5,165	5,210
Deferred revenues – long term	3,105	—

Total other liabilities	$59,794	$17,684

10. Stockholders’ equity and share-based compensation
Share-based compensation
     Effective January 1, 2006, the Company adopted FAS 123(R) using the modified prospective transition method, and therefore, has not restated results for prior periods. Under this transition method, share-based compensation expense in 2007 and 2006 includes compensation expense for all share-based compensation awards granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123. Share-based compensation expense for all share-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company previously recorded share-based compensation expense in accordance with the provisions of APB 25, which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.
     Under the principal share-based compensation plans, the Company may grant certain employees, directors and consultants options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares of the Company’s common stock that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options and stock appreciation rights do not participate in dividends until after the exercise of the award. Restricted stock unit holders do not participate in dividends nor do they have voting rights until the restrictions lapse.
     The total compensation expense related to share-based compensation awards in 2007 and 2006 was $22.8 million and $25.3 million, respectively. The Company’s net income in 2007 and 2006 was $14.3 million lower and $15.6 million lower, respectively, including tax benefits of $8.5 million and $9.7 million, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share in 2007 were $0.39 lower than if the Company had not adopted FAS 123(R). In 2006, basic and diluted earnings per share were $0.40 and $0.39 lower, respectively, than if the Company had not adopted FAS 123(R).
     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. In the pro-forma information required under FAS 123, as amended by Statement of Financial Accounting Standards No. 148, ‘‘Accounting for Stock-Based Compensation —Transition and Disclosure’’ (‘‘FAS 148’’) for the periods prior to 2006, the Company accounted for forfeitures as they occurred. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures.
     Prior to the adoption of FAS 123(R), the Company presented the excess tax benefit of stock option exercises as operating cash flows. Upon the adoption of FAS 123(R), excess tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. In 2007 and 2006, the Company included $2.4 million and $41.2 million, respectively, of excess tax benefits in the financing section of the consolidated statements of cash flows, representing the amount of excess tax benefit used to reduce the Company’s tax liability incurred during 2007 and 2006, respectively.
Equity incentive plans
     The Company issues awards under the 2004 Stock Incentive Plan, as amended, adopted in 2004 (the ‘‘2004 Plan’’) and the Directors’ Stock Option Plan, adopted in 1998 (the ‘‘Directors’ Plan’’) (together ‘‘the Plans’’). All regular employees, directors and consultants are eligible to receive equity awards. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. The 2004 Plan provides for the issuance of up to 6,300,000 shares of common stock, plus any shares subject to outstanding awards under prior equity compensation plans up to an aggregate maximum of 9,400,000 shares. The terms of the awards granted under the Plans, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions. The contractual term of equity awards ranges from 4 to 10 years. The Company had 3.8 million shares available for issuance under the Plans at December 31, 2007.

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
     The following assumptions were used to value grants of share-based awards for each respective period:

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	4.47%	4.80%	4.29%
Dividend yield	2.01%	1.29%	0.6%
Expected life of option (in years)	4.8	4.5	4.4
Expected volatility	30%	30%	30%
Weighted-average fair value of share-based compensation awards granted	$17.85	$26.14	$19.80
     The Black-Scholes model would have produced a value that was approximately 7% higher and 12% higher in 2007 and 2006, respectively. The valuation of restricted stock units is determined using the fair market value on the date of grant, discounted by the present value of dividends expected to be declared and paid over the vesting period.
Pro-forma information for periods prior to the adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company provided the disclosures required under FAS 123 as if the fair value method defined by FAS 123 had been applied to share-based compensation. Pro-forma information for 2005 was as follows:

Year ended
December 31, 2005
(In thousands, except
per share amounts)
Net income, as reported	$75,060
Deduct: Total share-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,759)

Pro forma net income	$58,301

Earnings per share:
Basic — as reported	$1.90
Basic — pro forma	$1.47
Diluted — as reported	$1.83
Diluted — pro forma	$1.43

Common stock options
     The following table summarizes the changes in common stock options in 2007 and 2006:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic Value
2007	of Options	Exercise Price	Contractual Term	(in millions)
Options outstanding, beginning of year	2,942,132	$50.63	5.13	$109.1
Options granted	—	—
Options cancelled	(149,250)	56.92
Options exercised	(593,929)	39.20

Options outstanding, end of year	2,198,953	$53.28	4.10	$15.0

Options vested and expected to vest at end of year	2,151,328	$53.13	4.10	$15.0

Options exercisable, end of year	1,338,954	$48.66	4.20	$15.3

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic Value
2006	of Options	Exercise Price	Contractual Term	(in millions)
Options outstanding, beginning of year	5,271,183	$44.96	6.14
Options granted	—	—
Options cancelled	(152,262)	54.62
Options exercised	(2,176,789)	36.71

Options outstanding, end of year	2,942,132	$50.63	5.13	$109.1

Options vested and expected to vest at end of year	2,849,979	$50.39	5.13	$106.3

Options exercisable, end of year	881,508	$44.15	5.17	$38.4

     The following table summarizes the changes in common stock options in 2005:

	2005
		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding, beginning of year	5,411,706	$36.20
Options granted	1,417,500	66.85
Options cancelled	(171,625)	49.03
Options exercised	(1,386,398)	32.70

Options outstanding, end of year	5,271,183	$44.96

Options exercisable, end of year	1,557,684	$35.05

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and 2006 of $60.10 and $87.70, respectively, and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their options on December 31, 2007 and 2006, respectively. This amount changes over time based on changes in the fair market value of the Company’s stock. A total of 1,128,584 and 1,500,383 options vested in 2007 and 2006, respectively, with a total fair value of $20.1 million and $25.8 million, respectively.
     The following table summarizes the characteristics of options at December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number Outstanding	Average	Remaining	Number Exercisable	Average
	at	Exercise	Contractual	at	Exercise
Range of Exercise Prices	December 31, 2007	Price	Life-Years	December 31, 2007	Price
$ 7.12 — $32.30	365,217	$31.11	4.82	362,217	$31.10
32.41 — 45.10	678,870	43.98	3.31	420,496	43.36
46.45 — 64.88	1,022,241	63.20	4.27	502,616	61.93
65.68 — 89.70	132,625	85.42	4.88	53,625	84.49

$ 7.12 — $89.70	2,198,953	$53.28	4.10	1,338,954	$48.66

Stock appreciation rights
     The following table summarizes the changes in stock appreciation rights in 2007 and 2006:

	Number of
	Stock	Weighted	Weighted Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic Value
2007	Rights	Exercise Price	Contractual Term	(in millions)
Stock appreciation rights outstanding, beginning of year	614,145	$97.36	6.20	$—
Stock appreciation rights granted	840,486	74.48	6.28
Stock appreciation rights cancelled	(161,312)	86.67
Stock appreciation rights exercised	—	—

Stock appreciation rights outstanding, end of year	1,293,319	$83.82	5.85	$—

Stock appreciation rights vested and expected to vest at end of year	1,171,169	$84.13	5.83	$—

Stock appreciation rights exercisable, end of year	134,292	$97.52	5.20	$—

	Number of
	Stock	Weighted	Weighted Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic Value
2006	Rights	Exercise Price	Contractual Term	(in millions)
Stock appreciation rights outstanding, beginning of year	—	$—
Stock appreciation rights granted	628,150	97.36	6.20
Stock appreciation rights cancelled	(14,005)	97.56
Stock appreciation rights exercised	—	—

Stock appreciation rights outstanding, end of year	614,145	$97.36	6.20	$—

Stock appreciation rights vested and expected to vest at end of year	579,386	$97.36	6.20	$—

Stock appreciation rights exercisable, end of year	—	$—

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and 2006 of $60.10 and $87.70, respectively, and the exercise price, multiplied by the number of share-based awards) that would have been received by the option holders had all option holders exercised their stock appreciation rights on December 31, 2007 and 2006, respectively. This amount changes over time based on changes in the fair market value of the Company’s stock.
     The following table summarizes the characteristics of stock appreciation rights at December 31, 2007:

			Weighted
		Weighted	Average		Weighted
	Number Outstanding	Average	Remaining	Number Exercisable	Average
	at	Exercise	Contractual	at	Exercise
Range of Exercise Prices	December 31, 2007	Price	Life-Years	December 31, 2007	Price
$66.60 — $ 76.00	753,361	$74.13	6.29	—	$—
86.49 — 103.97	539,958	97.34	5.22	134,292	97.52

$66.60 — $103.97	1,293,319	$83.82	5.85	134,292	$97.52

Restricted stock units
     The following table summarizes the changes in restricted stock units in 2007 and 2006:

	Number	Weighted Average
	of Restricted	Remaining
2007	Stock Units	Term
Restricted stock units outstanding, beginning of year	60,123	3.20
Restricted stock units granted	73,529	3.18
Restricted stock units cancelled	(17,499)
Restricted stock units vested	(14,885)

Restricted stock units outstanding, end of year	101,268	2.79

Restricted stock units vested and expected to vest at end of year	90,128	2.79

	Number	Weighted Average
	of Restricted	Remaining
2006	Stock Units	Term
Restricted stock units outstanding, beginning of year	—
Restricted stock units granted	60,661	3.20
Restricted stock units cancelled	(538)
Restricted stock units vested	—

Restricted stock units outstanding, end of year	60,123	3.20

Restricted stock units vested and expected to vest at end of year	55,952	3.20

     A total of 73,529 and 60,661 restricted stock units were granted in 2007 and 2006, respectively, at a weighted average fair value of $74.07 per share and $94.78 per share, respectively.
     At December 31, 2007, $31.3 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Share Repurchases
     In July 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $125 million of the Company’s common stock, which, when combined with the remaining balance of the existing share repurchase authorizations, provided the Company the opportunity to repurchase up to approximately $149.2 million of the Company’s shares as of the date of the additional share repurchase authorization in July 2007. Repurchases may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations. In 2007, 2006 and 2005, the Company repurchased 4.3 million, 1.9 million and 0.9 million shares of its common stock at a total cost of $303.0 million, $176.0 and $61.5 million, respectively. The remaining share repurchase authorization was $64.2 million at December 31, 2007.
Dividends
     In 2007, the Company’s Board of Directors declared quarterly cash dividends of $0.40 per share, which were paid on March 30, 2007, June 29, 2007, September 28, 2007 and December 28, 2007 to stockholders of record at the close of business on March 9, 2007, June 15, 2007, September 14, 2007 and December 14, 2007. The Company funds its dividend payments with cash on hand and cash generated from operations.
Preferred stock
     At December 31, 2007 and 2006, the Company had 5,000,000 shares of preferred stock authorized with a par value of $0.01 per share. No shares were issued and outstanding at December 31, 2007 and 2006.
11. Lease restructuring costs
     In September 2005, the Company entered into an agreement whereby the existing lease for the Company’s headquarters in Washington, D.C. was modified to terminate in early 2008, with some space terminating on July 31, 2006. As a result, the Company recorded a $1.2 million, net lease restructuring charge composed of the items further described below. The Company incurred a one time termination charge payable to the lessor in the amount of $775,000 as a result of the early termination. The Company further recorded $667,000 in expense relating to the rental payments and operating expenses for the period from the date of the agreement in September 2005 to July 2006 for the space that was exited on July 31, 2006. The termination of the lease agreements resulted in the reduction of the original lease term and, therefore, the reversal of rent expense previously recognized for deferred rent obligations that the Company will no longer incur. In addition, the Company recorded a non-cash benefit of approximately $223,000 for the reversal of a portion of certain deferred rental obligations that were previously being recognized over the life of the original lease term, resulting in constant rent expense over the original lease term. All amounts are included in ‘‘General and administrative’’ expenses in the 2005 consolidated statement of income.
12. Income taxes
     The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current tax expense	$57,351	$62,728	$23,801
Deferred tax (benefit) expense	(9,850)	(13,167)	14,749

Provision for income taxes	$47,501	$49,561	$38,550

     In 2007, 2006 and 2005, the Company made cash payments for income taxes of approximately $60.8 million, $9.0 million and $0.8 million, respectively.
     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. federal income tax statutory rate to income before provision for income taxes as follows:

	Year ended December 31,
	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.9	—
Foreign income tax	(0.1)	—	(0.1)
Permanent differences and credits, net	(1.1)	(0.4)	(1.0)

Effective tax rate	37.1%	38.5%	33.9%

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Share-based compensation	$14,075	$8,493
Accrued incentive compensation	9,196	7,533
Tax credit carry forwards	8,529	9,317
Depreciation	5,542	3,178
Deferred compensation plan	4,739	3,066
Deferred revenue	3,906	3,514
Non-cash lease incentive	2,469	2,417
Operating leases	2,036	650
Other	2,095	1,382

Total deferred tax assets	52,587	39,550
Valuation allowance	(7,878)	(5,821)

Total deferred tax assets, net of valuation allowance	44,709	33,729

Deferred tax liabilities:
Deferred incentive compensation	6,177	5,119
Other	1,515	605

Total deferred tax liabilities	7,692	5,724

Deferred tax assets, net	$37,017	$28,005

     In estimating future tax consequences, FAS 109 generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The Company believes that its future taxable income will be sufficient for the full realization of the net deferred income tax assets.
     The Company realized current tax benefits (reduction of taxes payable) resulting from the use of net operating loss carry forwards of $0, $0 and $13.3 million in 2007, 2006 and 2005, respectively.
     The Office of Tax and Revenue of the Government of the District of Columbia (the ‘‘Office of Tax and Revenue’’) adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the ‘‘Act’’) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (‘‘QHTC’’). In October 2003, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through 2005 and is 6.0% thereafter. The Company is also eligible for certain Washington, D.C. income tax credits and other benefits. The Company has Washington D.C. tax credit carry forwards resulting in deferred tax assets of $8.5 million and $9.3 million at December 31, 2007 and 2006, respectively. These credits expire in years 2011 through 2017. The Company recorded a $7.9 million and $5.8 million valuation allowance at December 31, 2007 and 2006, respectively.
     Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $10.3 million and $6.1 million at December 31, 2007 and 2006, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. liability.
     The Company adopted the provisions of FIN 48 on January 1, 2007 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48. A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

Balance at January 1, 2007	$900
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions for lapse of statute of limitations	—
Settlements	—

Balance at December 31, 2007	$900

     The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods prior to 2004. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. The Company accrued $70,000 of interest in 2007. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase within the next 12 months.

13. Employee benefit plans
Defined contribution 401(k) plan
     The Company sponsors a defined contribution 401(k) plan (the ‘‘Plan’’) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. Prior to 2007, the Company provided a discretionary contribution equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. Effective January 1, 2007, the Company adopted amendments to the Plan in which the Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The amendments to the Plan additionally provide that effective January 1, 2007, the Company’s matching contribution on behalf of an employee is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire, and that an employee must be employed by the Company on the last day of a Plan year in order to vest in the Company’s contribution for that year. Company contributions to the Plan were $3.1 million, $1.1 million and $0.8 million in 2007, 2006 and 2005, respectively.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (the ‘‘ESPP’’) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the three month purchase period. In 2007, 2006 and 2005, the Company issued 33,677 shares, 26,875 shares and 24,956 shares of common stock, respectively, under the ESPP. At December 31, 2007, approximately 0.9 million shares were available for issuance.
Deferred compensation plan
     Effective July 1, 2005, the Company implemented a Deferred Compensation Plan (the ‘‘Plan’’) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. Investment earnings associated with the Plan’s assets are included in Other income, net while changes in individual participant account balances are recorded as compensation expense in the consolidated statements of income. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a rabbi trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any discretionary contributions to the Plan in 2007, 2006 and 2005.
14. Sales of common stock
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
15. Commitments and contingencies
Operating leases
     The Company leases office facilities in the United States, United Kingdom and India expiring on various dates through 2028. In the second quarter of 2006, the Company entered into a new lease agreement for additional office space in the United Kingdom. In the third quarter of 2006, the Company entered into new lease agreements for additional office space in Washington, D.C. The expiration of the new Washington, D.C. leases coincided with the Company’s move to the new Arlington, Virginia headquarters in early 2008. In the fourth quarter of 2006, the Company entered into new lease agreements for additional office locations in Chicago, Illinois and San Francisco, California. The Chicago office lease is for a seven-year term with total remaining lease payments of $6.1 million. The San Francisco lease is for a six-year term with total remaining lease payments of $1.9 million. With our acquisition of Information Technology Toolbox, Inc. in the third quarter of 2007, we acquired the lease obligations for its office locations in Scottsdale, Arizona and West Chester, Pennsylvania. The Scottsdale lease continues for a 26-month term from the date of our acquisition with total lease payments of $0.5 million over that term. The West Chester lease continues for a 32-month term from the date of our acquisition with total lease payments of $0.3 million over that term. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases, excluding executory costs, are as follows (in thousands):

Year ended December 31,
2008	$34,904
2009	33,752
2010	33,413
2011	32,970
2012	32,644
Thereafter	421,671

Total	$589,354

     Pursuant to the terms of the Arlington, Virginia lease, the Company had the option to accelerate the date at which it could obtain control of a portion of the leased property. This option was exercised for the month of January 2008 in which the Company elected early access to certain floors of the building.
     Rent expense was $21.9 million, $15.1 million and $13.3 million in 2007, 2006 and 2005, respectively. The Company has entered into letter of credit agreements totaling $3.8 million to provide security deposits for certain office space leases. The letters of credit expire in the period from March 2008 through January 2009, but will automatically extend for another year from their expiration dates, unless we terminate them. We expect to terminate approximately $1.4 million of the letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expire in 2008. To date, no amounts have been drawn on these agreements. Under the terms of the Arlington, Virginia lease agreement, the Company has committed to providing the landlord security deposits totaling $50 million. The Company has pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation.
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and the Company’s property is not subject to, any material legal proceedings.
     The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income, and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company paid $3.3 million in January 2007 to resolve sales and use tax obligations in various states. The Company accrued a liability of approximately $2.0 million and $4.1 million at December 31, 2007 and 2006, respectively relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
     The Company expects the total costs of the tenant build-out for the Waterview office location in Arlington, Virginia (“Waterview”) to be approximately $100 million, of which approximately $40 million will be paid by the landlord. In March 2007, the Company entered into a contract for approximately $57 million for the general construction of the build-out which is expected to be paid within 12 months. At December 31, 2007, approximately $31.2 million of Waterview tenant build-out costs were funded, and paid by the landlord, directly through lease incentives and therefore, excluded from the cash flow statement as a non-cash investing activity. The lease incentive will be amortized over the term of the lease as a reduction of rent expense.

16. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter in 2007 and 2006 is as follows (in thousands, except per-share amounts):

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$124,525	$129,697	$136,288	$142,206
Gross profit	79,849	82,433	90,688	96,658
Income before provision for income taxes	31,495	28,167	34,784	33,642
Net income	$19,370	$17,323	$21,392	$22,502
Earnings per share:
Basic	$0.50	$0.47	$0.60	$0.64
Diluted	$0.50	$0.46	$0.59	$0.63

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$105,069	$111,662	$118,390	$125,502
Gross profit	67,609	72,603	75,633	80,756
Income before provision for income taxes	27,835	28,883	34,328	37,686
Net income	$17,119	$17,763	$21,112	$23,177
Earnings per share:
Basic	$0.43	$0.44	$0.53	$0.59
Diluted	$0.42	$0.43	$0.52	$0.58
17. Subsequent events
Dividends
     In February 2008, the Board of Directors declared a quarterly cash dividend of $0.44 per share. The dividend is payable on March 31, 2008 to stockholders of record at the close of business on March 14, 2008. The Company will fund its dividend payments with cash on hand and cash generated from operations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2007. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.
     No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     See ‘‘Item 8. Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control over Financial Reporting.

Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item is incorporated by reference to the information provided under the headings ‘‘Election of Directors’’ and ‘‘Executive Officers’’ of our Proxy Statement.
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference from the information provided under the headings ‘‘Compensation Discussion and Analysis’’ and ‘‘ Executive Compensation’’ of our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required by this Item is incorporated herein by reference from the information provided under the headings, ‘‘Security Ownership of Certain Beneficial Owners and Management’’ and ‘‘Equity Compensation Plan Information’’ of our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     None.
Item 14. Principal Accounting Fees and Services.
     The information required by this Item is incorporated by reference from the information provided under the heading ‘‘Independent Registered Accounting Firm’s Fees and Services’’ of our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 hereof:

Report of Management’s Assessment of Internal Control over Financial Reporting,

Reports of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2007 and 2006,

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005,

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005,

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005, and

Notes to Consolidated Financial Statements.

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit
No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Common Stock Certificate.*

10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.4	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

10.5	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*** †

10.6	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.*** †

10.7	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*** †

10.8	Employee Stock Purchase Plan dated June 23, 2000.**

10.9	2001 Stock Option Plan. ## †

10.10	2002 Non-Executive Stock Incentive Plan. ì †

10.11	2004 Stock Incentive Plan, as amended June 14, 2007. †

10.12	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley.* #

10.13	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

10.14	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.15	Form of term sheet for director non-qualified stock options. ### †

10.16	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer. ±†

10.17	The Corporate Executive Board Deferred Compensation Plan, as amended January 1, 2006.****†

10.18	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. ####†

10.19	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 1999 Stock Option Plan, 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. #####†

Exhibit
No.	Description of Exhibit

10.20	Employment Agreement, dated May 19, 2006, between The Corporate Executive Board Company and Thomas L. Monahan III. +†

10.21	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. ++

10.22	Employment Agreement, dated July 25, 2006, between The Corporate Executive Board Company and James J. McGonigle relating to employment, board service, non-competition and related matters. +++†

10.23	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. ++++†

10.24	2007 Chief Executive Officer Incentive Plan Summary. +++++†

10.25	Executive Committee Incentive Plan Summary. ‡†

10.26	Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company (Confidential treatment has been requested for portions of this agreement.) ‡‡

10.27	Severance Agreement, dated July 30, 2004, between The Corporate Executive Board and Glenn Tobin. ‡‡‡†

10.28	Form of Employer Protection Agreement. ‡‡‡‡

10.29	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. ‡‡‡‡‡†

10.30	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors and officers.

14.1	Code of Ethics For Directors, Executives and Employees.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

****	Incorporated by reference to Exhibit 10.3 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

####	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

#####	Incorporated by reference to Exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

+	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

++	Incorporated by reference to Exhibit 10.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

+++	Incorporated by reference to Exhibit 10.3 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

++++	Incorporated by reference to Exhibit 10.23 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2006.

+++++	Incorporated by reference to Exhibit 10.24 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡	Incorporated by reference to Exhibit 10.25 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡	Incorporated by reference to Exhibit 10.26 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡	Incorporated by reference to Exhibit 10.27 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡‡	Incorporated by reference to Exhibit 10.28 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡‡‡	Incorporated by reference to Exhibit 10.29 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

ì	Incorporated by reference to Exhibit 10.21.3 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.

†	Compensation arrangement.

Report of Independent Registered Public Accounting Firm
We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2006 and 2007, and for each of the three years in the period ended December 31, 2007 and have issued our report thereon dated February 28, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2008

THE CORPORATE EXECUTIVE BOARD COMPANY
Schedule II—Valuation and Qualifying Accounts
(In thousands)

			Additions
			Charged to
	Balance at	Additions	Provision	Deductions
	Beginning	Charged to	for Income	from	Balance at
	of Year	Revenue	Taxes	Reserve	End of Year
Year ended December 31, 2005
Reserve for uncollectible revenue	$1,965	$2,960	$—	$3,890	$1,035
Valuation allowance on deferred tax assets	—	—	3,144	—	3,144

	$1,965	$2,960	$3,144	$3,890	$4,179

Year ended December 31, 2006
Reserve for uncollectible revenue	$1,035	$5,695	$—	$5,575	$1,155
Valuation allowance on deferred tax assets	3,144	—	2,677	—	5,821

	$4,179	$5,695	$2,677	$5,575	$6,976

Year ended December 31, 2007
Reserve for uncollectible revenue	$1,155	$8,560	$—	$7,967	$1,748
Valuation allowance on deferred tax assets	5,821	—	2,057	—	7,878

	$6,976	$8,560	$2,057	$7,967	$9,626

Signatures
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 29, 2008.

The Corporate Executive Board Company

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2008 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title

/s/ Thomas L. Monahan III Thomas L. Monahan III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy R. Yost Timothy R. Yost	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gregor S. Bailar Gregor S. Bailar	Director

/s/ Stephen M. Carter	Director
Stephen M. Carter

/s/ Gordon J. Coburn	Director
Gordon J. Coburn

/s/ Robert C. Hall	Director
Robert C. Hall

/s/ Nancy J. Karch	Director
Nancy J. Karch

/s/ David W. Kenny	Director
David W. Kenny

/s/ Daniel O. Leemon	Director
Daniel O. Leemon

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.11	2004 Stock Incentive Plan, as amended June 14, 2007.

10.30	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors and officers.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.