Form 10-K/A
period 2007-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2008-04-30
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 000-24799
THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	52-2056410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1919 North Lynn Street
Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)
(571) 303-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
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

DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: The information provided under the heading, “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated by reference into Part III Item 12 of this Report.
EXPLANATORY NOTE
The Corporate Executive Board Company hereby amends its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008 to provide equity compensation plan information.
PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
     The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2007.

Equity Compensation Plan Information
	(A)	(B)	(C)
Number Of
	Securities To Be		Number of Securities
	Issued Upon		Remaining Available
	Exercise Of	Weighted-Average	For Future Issuances under
	Outstanding	Exercise Price Of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	And Rights	Warrants And Rights	Reflected In Column (A))

Equity compensation plans approved by stockholders	3,131,905	$66.05	3,805,631

Equity compensation plans not approved by stockholders(1)	461,635	40.53	—

Total	3,593,540	$64.59	3,805,631

     In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan”), which was not approved by stockholders. In December 2006, the Company further amended the 2002 Plan to address new guidance regarding equity restructurings under FAS 123(R). The 2002 Plan provided for the issuance of up to 7,300,000 shares of common stock under stock options or restricted stock grants. Any person who is an employee or prospective employee of the Company were eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. The common stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2011 and September 2013. With stockholder approval of the Company’s 2004 Stock Incentive Plan in July 2004, the 2002 Plan was suspended and no new grants will be made under the 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue awards for 4,497,625 shares that at that time remained available under the 2002 Plan.
Other information required by this Item is incorporated herein by reference from the information provided under the heading, “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated as of April 30, 2008.

The Corporate Executive Board Company
By:	/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)