Form 10-Q
period 2008-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2008-05-09
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Not applicable.
(Former name, former address or former fiscal year, if changed since last report)
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
The Company had outstanding 34,096,670 shares of common stock, par value $0.01 per share at May 6, 2008.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,470	$47,585
Marketable securities	36,075	24,153
Membership fees receivable, net	111,849	161,336
Deferred income taxes, net	12,752	12,710
Deferred incentive compensation	13,831	15,544
Prepaid expenses and other current assets	9,369	10,638

Total current assets	239,346	271,966

Deferred income taxes, net	24,393	24,307
Marketable securities	60,800	72,618
Property and equipment, net	106,091	91,904
Goodwill	42,626	42,626
Intangible assets, net	20,691	22,143
Other non-current assets	18,377	19,208

Total assets	$512,324	$544,772

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$48,131	$62,681
Accrued incentive compensation	32,106	31,355
Deferred revenues	335,522	323,395

Total current liabilities	415,759	417,431

Other liabilities	61,963	59,794

Total liabilities	477,722	477,225

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,141,391 and 43,119,512 shares issued, and 34,075,460 and 34,993,581 shares outstanding at March 31, 2008 and December 31, 2007, respectively	431	431
Additional paid-in capital	386,721	383,636
Retained earnings	270,269	269,429
Accumulated elements of other comprehensive income (loss)	550	(194)
Treasury stock, at cost, 9,065,931 and 8,125,931 shares at March 31, 2008 and December 31, 2007, respectively	(623,369)	(585,755)

Total stockholders’ equity	34,602	67,547

Total liabilities and stockholders’ equity	$512,324	$544,772

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues	$138,023	$124,525
Cost of services	45,055	44,676

Gross profit	92,968	79,849

Costs and expenses:
Member relations and marketing	41,900	34,246
General and administrative	19,727	17,117
Depreciation and amortization	5,562	2,906

Total costs and expenses	67,189	54,269

Income from operations	25,779	25,580
Other income, net	698	5,915

Income before provision for income taxes	26,477	31,495
Provision for income taxes	10,591	12,125

Net income	$15,886	$19,370

Earnings per share:
Basic	$0.46	$0.50
Diluted	$0.45	$0.50

Dividends per share	$0.44	$0.40

Weighted average shares used in the calculation of earnings per share:
Basic	34,728	38,412
Diluted	34,962	39,117
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$15,886	$19,370
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,562	2,906
Deferred income taxes	(491)	(1,097)
Share-based compensation	2,583	6,578
Excess tax benefits from share-based compensation arrangements	—	(733)
Amortization of marketable securities premiums (discounts), net	188	(431)
Changes in operating assets and liabilities:
Membership fees receivable, net	49,487	69,013
Deferred incentive compensation	1,713	1,112
Prepaid expenses and other current assets	1,269	(377)
Other non-current assets	831	(1,283)
Accounts payable and accrued liabilities	(8,146)	(21,970)
Accrued incentive compensation	751	2,542
Deferred revenues	12,127	6,504
Other liabilities	2,169	2,033

Net cash flows provided by operating activities	83,929	84,167

Cash flows from investing activities:
Purchases of property and equipment, net	(24,702)	(3,726)
Maturities (purchases) of marketable securities, net	815	(201)

Net cash flows used in investing activities	(23,887)	(3,927)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	100	158
Proceeds from the issuance of common stock under the employee stock purchase plan	403	559
Excess tax benefits from share-based compensation arrangements	—	733
Purchase of treasury shares	(37,614)	(126,401)
Payment of dividends	(15,046)	(15,043)

Net cash flows used in financing activities	(52,157)	(139,994)

Net increase (decrease) in cash and cash equivalents	7,885	(59,754)
Cash and cash equivalents, beginning of period	47,585	171,367

Cash and cash equivalents, end of period	$55,470	$111,613

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
     Additionally, the Company maintains an online community of professionals who share practical, job related information through a wholly-owned subsidiary, CEB Toolbox, Inc. This community provides free access to a worldwide audience of experienced, knowledgeable professionals.
Note 2. Condensed consolidated financial statements
     The accompanying condensed consolidated financial statements included herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete consolidated financial statements are not included herein. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes as reported in the Company’s 2007 Annual Report on Form 10-K.
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2007 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008, or any other period within calendar year 2008.
Note 3. Accounting pronouncements
Recently adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (‘‘FAS 157’’). FAS 157 clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB agreed to delay the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted the provisions of FAS 157 for financial assets and financial liabilities on January 1, 2008 and it did not have a material impact on the consolidated financial statements. The Company will adopt the application of FAS  157 for all non-financial assets and liabilities in the first quarter of 2009. The Company is currently evaluating the impact of this portion of the pronouncement and has not yet determined the effect it will have on the Company’s financial position or results of operations.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘FAS 159’’). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”) that are not currently required to be measured at fair value. The Company adopted the provisions of FAS 159 on January 1, 2008 and did not elect the fair value option to measure certain financial instruments.

Not yet adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141(R)’’). This statement broadens the scope of acquisition accounting as prescribed in FAS 141, which applied only to business combinations in which control was obtained by transferring consideration, to all transactions and other events in which an entity obtains control of a business. FAS 141(R) establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree by requiring recognition at the acquisition date, and measurement at their fair values as of that date, with limited exceptions specified in the Statement. FAS 141(R) also establishes requirements for how the acquirer recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase as defined in the statement. In addition, FAS 141(R) establishes guidance for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to adopt FAS 141(R) for acquisitions completed after January 1, 2009. The Company is currently evaluating the impact of FAS 141(R); however, the implementation may have a material impact on our consolidated financial statements for businesses we acquire post adoption.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, ‘‘Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (‘‘FAS 160’’). This statement amends Accounting Research Bulletin 51, “Consolidated Financial Statements” (ARB 51) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company will be required to adopt FAS 160 as of January 1, 2009. The Company does not have non-controlling interests in its consolidated financial statements and thus, FAS 160 is not expected to have a material impact.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). This statement is intended to improve the current disclosure framework in Statement 133 by requiring entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and hedged items affect the entity’s financial position, financial performance, and cash flows. The Company will be required to adopt FAS 161 as of January 1, 2009. The Company is currently evaluating the impact of FAS 161 and has not yet determined the effect the adoption of FAS 161 will have on the Company’s financial position or results of operations.
Note 4. Fair value measurement
     FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
• Level 1 — Quoted prices in active markets for identical assets or liabilities.
• Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
• Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

     The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value
	as of
	March 31,
	2008	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$55,470	$55,470	$—	$—
Available-for-sale marketable securities	96,875	96,875	—	—
Variable insurance products held in a Rabbi Trust	14,104	—	14,104	—

Financial liabilities
Forward exchange contracts	$1,114	$—	$1,114	$—
Deferred compensation obligations	12,750	—	12,750	—
Note 5. Other liabilities
     Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Deferred compensation	$11,532	$12,242
Lease incentives	30,709	31,201
Deferred rent benefit – long term	11,523	8,081
Accrued lease restructuring charges	5,099	5,165
Deferred revenues – long term	3,100	3,105

Total other liabilities	$61,963	$59,794

Note 6. Stockholders’ equity and share-based compensation
Share-based compensation
     The Company allocated share-based compensation expense under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) in the condensed consolidated statements of income as follows (in thousands):

	Three months ended March 31,
	2008	2007
Cost of services	$914	$3,276
Member relations and marketing	(309)	1,331
General and administrative	1,978	1,971

	2,583	6,578
Income tax benefit	(1,033)	(2,533)

Total share-based compensation, net of tax benefit	$1,550	$4,045

     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. The Company increased its estimated forfeiture rate from 3% to 6% during the three months ended March 31, 2008, resulting in a reduction of previously recorded compensation expense of approximately $1.1 million.
     For the three months ended March 31, 2008 and 2007, the Company granted a total of 731,507 and 645,986 stock appreciation rights at a weighted average fair value of $7.23 and $18.59, respectively.
     For the three months ended March 31, 2008 and 2007, the Company granted a total of 67,235 and 73,529 restricted stock units at a weighted average fair value of $36.59 and $74.11, respectively.
     At March 31, 2008, $35.4 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

Share Repurchases
     In July 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $125 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorizations, provided the Company the opportunity to repurchase up to approximately $149.2 million of the Company’s shares as of the date of the additional share repurchase authorization in July 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations. For the three months ended March 31, 2008 and 2007, the Company repurchased 0.9 million and 1.6 million shares at a total cost of $37.6 million and $126.4 million, respectively. The remaining share repurchase authorization was $26.6 million at March 31, 2008.
Dividends
     In February 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.44 per share, which was paid on March 31, 2008 to stockholders of record at the close of business on March 14, 2008. The dividends paid by the Company on March 31, 2008 totaled approximately $15.0 million. The Company funds its dividend payments with cash on hand and cash generated from operations.
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

	Three months ended March 31,
	2008	2007
Basic weighted average common shares outstanding	34,728	38,412
Effect of dilutive common shares outstanding	234	705

Diluted weighted average common shares outstanding	34,962	39,117

     Approximately 2.6 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above because their impact would be anti-dilutive.
Note 8. Comprehensive income
The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three months ended March 31,
	2008	2007
Net income	$15,886	$19,370
Net change in unrealized gains	664	264
Net unrealized gains on derivatives	46	396

Total comprehensive income	$16,596	$20,030

Note 9. Commitments and contingencies
     The Company leases office facilities in the United States, United Kingdom, India, and Australia expiring on various dates through 2028. The expiration of the Washington, D.C. office leases coincided with the Company’s move to the new Arlington, Virginia headquarters in early 2008. Pursuant to the terms of the Arlington, Virginia lease, in January 2008, the Company exercised the option to accelerate the date at which it could obtain control of a portion of the leased property. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $582.0 million at March 31, 2008 and are scheduled to be paid out as follows: $25.3 million for the nine months ended December 31, 2008, $33.8 million for the year ended December 31, 2009, $33.4 million for the year ended December 31, 2010, $33.0 million for the year ended December 31, 2011, $32.6 million for the year ended December 31, 2012 and $423.9 million thereafter.

     The Company expects the total costs of the tenant build-out for the Waterview office location in Arlington, Virginia to be approximately $100 million, of which approximately $40 million will be paid by the landlord. At March 31, 2008, approximately $31.2 million of Waterview tenant build-out costs were funded, and paid by the landlord, directly through lease incentives, and therefore, excluded from the cash flow statement as a non-cash investing activity. The lease incentive is being amortized over the term of the lease as a reduction of rent expense.
     The Company has entered into letter of credit agreements totaling $3.6 million to provide security deposits for certain office space leases. The letters of credit expire in the period from May 2008 through January 2009, but will automatically extend for another year from their expiration dates unless the Company terminates them. The Company expects to terminate approximately $1.2 million of the letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expire in 2008. To date, no amounts have been drawn on these agreements. Under the terms of the Arlington, Virginia lease agreement, the Company has committed to providing the landlord security deposits totaling $50 million. The Company has pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. The Company expects the securities required to be pledged will be replaced by a letter of credit in the amount of approximately $5.0 million in the third quarter of 2008.
     The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company paid $3.3 million in January 2007 to resolve sales and use tax obligations in various states. The Company has an accrued liability of approximately $2.2 million and $0.6 million at March 31, 2008 and 2007, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
Note 10. Subsequent events
     In May 2008, the Board of Directors declared a quarterly cash dividend of $ 0.44 per share. The dividend is payable on June 30, 2008 to stockholders of record at the close of business on June 13, 2008. The Company will fund its dividend payments with cash on hand and cash generated from operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the SEC, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, the potential that our new products will not be successful or are delayed, our potential failure to adapt to member needs and demands and to anticipate or adapt to market trends, our potential inability to attract and retain a significant number of highly skilled employees, continued consolidation in the financial services industry or sustained economic distress, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our unconditional service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), the potential effects of changes in foreign currency and marketplace conditions and possible volatility of our stock price. These factors are discussed more fully in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections of our filings with the SEC, including, but not limited to, our 2007 Annual Report on Form 10-K.

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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. One measure of our business is Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Contract Value increased 8.8% to $535.9 million at March 31, 2008 from $492.5 million at March 31, 2007.
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
Critical Accounting Policies
     Our accounting policies, which are in compliance with GAAP, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2007 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of services	32.6	35.9

Gross profit	67.4	64.1

Costs and expenses:
Member relations and marketing	30.4	27.5
General and administrative	14.3	13.7
Depreciation and amortization	4.0	2.3

Total costs and expenses	48.7	43.6

Income from operations	18.7	20.5
Other income, net	0.5	4.8

Income before provision for income taxes	19.2	25.3
Provision for income taxes	7.7	9.7

Net income	11.5%	15.6%

      We increased our estimated forfeiture rate, relating to share-based compensation grants, from 3% to 6% in the three months ended March 31, 2008, resulting in a reduction of previously recorded compensation expense of approximately $1.1 million. During the quarter ended March 31, 2008, we recorded approximately $6.0 million in moving related costs, including expenses associated with overlapping office leases, associated with our move to our new Arlington, Virginia headquarters.
Three Months Ended March 31, 2008 and 2007
     Revenues. Revenues increased 10.8% to $138.0 million for the three months ended March 31, 2008 from $124.5 million for the three months ended March 31, 2007. The largest driver of the increase in revenues was the addition of new members. Other drivers contributing to the increase in revenues included the cross-selling of additional subscriptions to existing members and the introduction of new research programs.
     Cost of services. Cost of services increased 0.8% to $45.1 million for the three months ended March 31, 2008 from $44.7 million for the three months ended March 31, 2007. The increase of approximately $0.4 million was principally due to increased facilities costs relating to our move to our new Arlington, Virginia office location and overlapping lease obligations with our former Washington, D.C. office locations. To a lesser extent, the increase was due to the inclusion of costs for our CEB Toolbox, Inc. subsidiary, which was acquired in August 2007. Offsetting the increases were decreases in share-based compensation expense of approximately $2.4 million and compensation and related costs including salaries and payroll taxes. The decrease in share-based compensation expense is principally due to the change in forfeiture rate and a true-up of expense to reflect the cumulative compensation cost for the number of shares that actually vested and to a lesser extent, the impact of a reduction in the total equity awards granted on an annual basis. We also recorded a true-up of approximately $1.0 million during the three months ended March 31, 2008 for incentives recorded in the prior year that are now not expected to be paid. Cost of services as a percentage of revenues decreased to 32.6% for the three months ended March 31, 2008 from 35.9% for the three months ended March 31, 2007. The percentage decrease of approximately 3.3% is primarily due to the percentage decreases of share-based compensation and compensation and related costs and incentives as discussed above. Each of these accounted for a decrease of approximately 2% as a percentage of revenue. These decreases were offset by a percentage increase in the facilities costs noted above. Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, Cost of services as a percentage of revenues may not be indicative of future quarterly or annual results.

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
     Member relations and marketing. Member relations and marketing expense increased 22.4% to $41.9 million for the three months ended March 31, 2008 from $34.2 million for the three months ended March 31, 2007. The increase of approximately $7.7 million is principally due to the increase in member relations and marketing personnel and related costs including salaries, payroll taxes and sales incentives. To a lesser extent, the increase is due to the overlapping facilities costs noted in Cost of services above and expenses related to the inclusion of our CEB Toolbox, Inc. subsidiary. These increases were offset, in part, by a decrease of approximately $1.6 million in share-based compensation. The decrease in share-based compensation expense is principally due to the change in forfeiture rate and a true-up of expense to reflect the cumulative compensation cost for the number of shares that actually vested and to a lesser extent, the impact of a reduction in the total equity awards granted on an annual basis. We also recorded a true-up of approximately $1.4 million during the three months ended March 31, 2008 for sales incentives recorded in the prior year that are now not expected to be paid. Member relations and marketing expense as a percentage of revenues increased to 30.4% for the three months ended March 31, 2008 from 27.5% for the three months ended March 31, 2007. This 2.9% increase was due primarily to an increase in personnel and related costs and, to a lesser extent, facilities costs and the inclusion of CEB Toolbox, Inc. expenses as noted above. These percentage increases are offset by a percentage decrease in share-based compensation expense of approximately 1.2%. Member relations and marketing expense as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires, travel, and consulting expenses incurred relative to the amount of revenue recognized in a period.
     General and administrative. General and administrative expense increased 15.2% to $19.7 million for the three months ended March 31, 2008 from $17.1 million for the three months ended March 31, 2007. The increase of approximately $2.6 million is driven primarily by an increase in facilities costs relating to the move to our new Arlington, Virginia headquarters, including moving and construction related expenses, as well as an increase in rent expense for overlapping lease periods with our former Washington, D.C. office locations. These increases were offset by a decrease in compensation and related costs including salaries, payroll taxes and a true-up of approximately $0.5 million during the three months ended March 31, 2008 for incentives recorded in the prior year that are now not expected to be paid. General and administrative expense as a percentage of revenues increased to 14.3% for the three months ended March 31, 2008 from 13.7% for the three months ended March 31, 2007. The increase in General and administrative expense as a percentage of revenue is due to the facility costs and moving related expenses noted above, offset by the percentage decrease in compensation and related costs discussed. General and administrative expense as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires and consulting expenses incurred relative to the amount of revenue recognized in a period.
     Depreciation and amortization. Depreciation and amortization expense increased 91.4% to $5.6 million for the three months ended March 31, 2008 from $2.9 million for the three months ended March 31, 2007. The increase in Depreciation and amortization expense was principally due to amortization of intangible assets relating to the purchase of Information Technology Toolbox, Inc. in the third quarter of 2007, depreciation related to tenant improvements primarily from the construction of our new Arlington, Virginia office location and the purchase of computer equipment and management information systems software to support organizational growth. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the lease term, which ranges from 3 to 20 years.
     Other income, net. Other income, net decreased 88.2% to $0.7 million for the three months ended March 31, 2008 from $5.9 million for the three months ended March 31, 2007. The decrease in Other income, net was primarily the result of the decrease in interest income associated with decreased levels of cash, cash equivalents and marketable securities, along with decreased investment returns in a lower interest rate environment in the first quarter of 2008 relative to the first quarter in 2007. See further discussion in the Liquidity and Capital Resources section below.
     Provision for income taxes. We recorded a Provision for income taxes of $10.6 million and $12.1 million for the three months ended March 31, 2008 and 2007, respectively. Our effective income tax rate increased to 40.0% for the three months ended March 31, 2008, from 38.5% for the three months ended March 31, 2007, principally reflecting the impact of losing Washington, D.C. tax incentives as a result of our move from Washington, D.C. to Virginia.

Liquidity and Capital Resources
     Cash generated by operations is our primary source of liquidity and we believe that existing cash and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $152.3 million and $428.6 million at March 31, 2008 and 2007, respectively, which included $50 million pledged as a security deposit for our Waterview facility. We made income tax payments of $6.4 million in the three months ended March 31, 2008 and expect to continue making tax payments in future periods. We estimate paying approximately $60 million through 2008 to build out the office space for our new headquarters in Arlington, Virginia. Of this amount, approximately $58 million has been paid through March 31, 2008, and the remaining balance is expected to be paid in 2008. In addition, we estimate that we will spend approximately $8 million to $10 million during 2008 to support growth of our headcount and infrastructure.
     Cash flows from operating activities. Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions has historically resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $83.9 million and $84.2 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, operating cash flows were generated principally by the collection of membership fees receivable, net income and the increase in deferred revenues, and were partially offset by the decrease in accounts payable and accrued liabilities. For the three months ended March 31, 2007, operating cash flows were generated primarily by the collection of membership fees receivable and net income, and were partially offset by the decrease in accounts payable and accrued liabilities.
     Cash flows from investing activities. We used net cash flows in investing activities of $23.9 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net cash flows from investing activities were used to purchase property and equipment of $24.7 million, consisting of furniture, fixtures and equipment, leasehold improvements and computer equipment, and were partially offset by maturities of available-for-sale marketable securities of $0.8 million. For the three months ended March 31, 2007, net cash flows from investing activities were primarily used to purchase property and equipment consisting of leasehold improvements and computer equipment and software.
     Cash flows from financing activities. We used net cash flows in financing activities of $52.2 million and $140.0 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net cash flows from financing activities were used principally for the repurchase of our common stock, which totaled $37.6 million, and the payment of dividends, which totaled $15.0 million, partially offset by proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $0.4 million, and the receipt of proceeds of $0.1 million from the exercise of common stock options. For the three months ended March 31, 2007, net cash flows from financing activities were used primarily for the repurchase of our common stock, which totaled $126.4 million, and the payment of dividends, which totaled $15.0 million, partially offset by the recognition of excess tax benefits of $0.7 million resulting from share-based compensation arrangements, proceeds of $0.6 million from the issuance of common stock under the employee stock purchase plan, and proceeds of $0.2 million from the exercise of common stock options.
     The Company has entered into letter of credit agreements totaling $3.6 million to provide security deposits for certain office space leases. The letters of credit expire in the period from May 2008 through January 2009, but will automatically extend for another year from their expiration dates unless we terminate them. We expect to terminate approximately $1.2 million of the letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expire in 2008. To date, no amounts have been drawn on these agreements. Under the terms of the Arlington, Virginia lease agreement, we have committed to providing the landlord security deposits totaling $50 million. We have pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. We expect the securities required to be pledged will be replaced by a letter of credit in the amount of approximately $5.0 million in the third quarter of 2008.
     The Board of Directors declared a quarterly cash dividend of $0.44 per share in May 2008 which will be payable in June 2008.
Contractual obligations
     We expect the total costs of the tenant build-out for the Waterview office space for our new headquarters in Arlington, Virginia to be approximately $100 million inclusive of costs that will be capitalized and costs that will be expensed. Of the total costs, approximately $40 million will be paid by the landlord. In March 2007, we entered into a contract for approximately $60.2 million, including change orders, for the general construction of the build-out, of which approximately $31.2 million was paid for by the landlord as a lease incentive as of March 31, 2008, and approximately $23.6 million was paid by us as of March 31, 2008. We anticipate that the remaining portion of the expected total costs will be paid out in 2008.

Off-Balance Sheet Arrangements
     At March 31, 2008 and December 31, 2007, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
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
Item 1A. Risk Factors.
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
January 1, 2008 to January 31, 2008	—	$—	—	$64,245,659
February 1, 2008 to February 29, 2008	300,000	$40.20	300,000	$52,187,015
March 1, 2008 to March 31, 2008	640,000	$39.93	640,000	$26,630,871

Total	940,000	$40.02	940,000

     In July 2007, our Board of Directors authorized a share repurchase of up to an additional $125 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations, provided us the opportunity to repurchase up to approximately $149.2 million of our shares as of the date of the additional share repurchase authorization in July 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. At March 31, 2008 and December 31, 2007, we had repurchased 9,065,931 and 8,125,931 shares of our common stock at a total cost of $623.4 million and $585.8 million, respectively.
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

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: May 9, 2008	By:	/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350