Form 10-Q
period 2008-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2008-08-08
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The Company had outstanding 34,021,148 shares of common stock, par value $0.01 per share at August 1, 2008.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,068	$47,585
Marketable securities	28,861	24,153
Membership fees receivable, net	93,213	161,336
Deferred income taxes, net	13,024	12,710
Deferred incentive compensation	13,434	15,544
Prepaid expenses and other current assets	10,441	10,638

Total current assets	183,041	271,966

Deferred income taxes, net	24,915	24,307
Marketable securities	59,821	72,618
Property and equipment, net	109,229	91,904
Goodwill	42,626	42,626
Intangible assets, net	19,239	22,143
Other non-current assets	19,021	19,208

Total assets	$457,892	$544,772

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$40,776	$62,681
Accrued incentive compensation	23,657	31,355
Deferred revenues	295,594	323,395

Total current liabilities	360,027	417,431

Other liabilities	61,748	59,794

Total liabilities	421,775	477,225

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,181,666 and 43,119,512 shares issued, and 34,021,148 and 34,993,581 shares outstanding at June 30, 2008 and December 31, 2007, respectively	432	431
Additional paid-in capital	390,654	383,636
Retained earnings	271,913	269,429
Accumulated elements of other comprehensive income (loss)	677	(194)
Treasury stock, at cost, 9,160,518 and 8,125,931 shares at June 30, 2008 and December 31, 2007, respectively	(627,559)	(585,755)

Total stockholders’ equity	36,117	67,547

Total liabilities and stockholders’ equity	$457,892	$544,772

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$141,173	$129,697	$279,196	$254,222
Cost of services	45,612	47,264	90,667	91,940

Gross profit	95,561	82,433	188,529	162,282

Costs and expenses:
Member relations and marketing	40,776	37,482	82,676	71,728
General and administrative	22,872	18,908	42,599	36,025
Depreciation and amortization	5,183	3,165	10,745	6,071

Total costs and expenses	68,831	59,555	136,020	113,824

Income from operations	26,730	22,878	52,509	48,458
Other income, net	941	5,289	1,639	11,204

Income before provision for income taxes	27,671	28,167	54,148	59,662
Provision for income taxes	11,068	10,844	21,659	22,969

Net income	$16,603	$17,323	$32,489	$36,693

Earnings per share:
Basic	$0.49	$0.47	$0.94	$0.97
Diluted	$0.49	$0.46	$0.94	$0.96

Dividends per share	$0.44	$0.40	$0.88	$0.80

Weighted average shares used in the calculation of earnings per share:
Basic	34,046	37,051	34,383	37,732
Diluted	34,170	37,517	34,516	38,311
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$32,489	$36,693
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,745	6,071
Deferred income taxes	(134)	709
Share-based compensation	6,141	12,102
Excess tax benefits from share-based compensation arrangements	—	(1,966)
Amortization of marketable securities premiums (discounts), net	363	(657)
Changes in operating assets and liabilities:
Membership fees receivable, net	68,123	64,074
Deferred incentive compensation	2,110	(10)
Prepaid expenses and other current assets	197	152
Other non-current assets	185	(4,895)
Accounts payable and accrued liabilities	(15,572)	(34,130)
Accrued incentive compensation	(7,698)	(4,557)
Deferred revenues	(27,801)	(13,395)
Other liabilities	1,953	3,449

Net cash flows provided by operating activities	71,101	63,640

Cash flows from investing activities:
Purchases of property and equipment, net	(31,498)	(9,183)
Cost method investment	—	(3,829)
Sales and maturities of marketable securities, net	7,810	108,141

Net cash flows (used in) provided by investing activities	(23,688)	95,129

Cash flows from financing activities:
Proceeds from the exercise of common stock options	100	529
Proceeds from the issuance of common stock under the employee stock purchase plan	778	1,125
Excess tax benefits from share-based compensation arrangements	—	1,966
Purchase of treasury shares	(41,804)	(218,009)
Payment of dividends	(30,004)	(29,623)

Net cash flows used in financing activities	(70,930)	(244,012)

Net decrease in cash and cash equivalents	(23,517)	(85,243)
Cash and cash equivalents, beginning of period	47,585	171,367

Cash and cash equivalents, end of period	$24,068	$86,124

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
     Additionally, the Company maintains an online community of professionals who share practical, job-related information through a wholly-owned subsidiary, CEB Toolbox, Inc. This community provides free access to a worldwide audience of experienced, knowledgeable professionals and generates advertising and content related revenues which are recognizable as the services are provided.
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
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2007 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008, or any other period within calendar year 2008.
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

Not yet adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). This statement broadens the scope of acquisition accounting as prescribed in FAS 141, which applied only to business combinations in which control was obtained by transferring consideration, to all transactions and other events in which an entity obtains control of a business. FAS 141(R) establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree by requiring recognition at the acquisition date, and measurement at their fair values as of that date, with limited exceptions specified in the statement. FAS 141(R) also establishes requirements for how the acquirer recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase as defined in the statement. In addition, FAS 141(R) establishes guidance for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to adopt FAS 141(R) for acquisitions completed after December 31, 2008. The Company is currently evaluating the impact of FAS 141(R); however, the implementation may have a material impact on our consolidated financial statements for businesses we acquire post adoption.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). This statement amends Accounting Research Bulletin 51, “Consolidated Financial Statements” (ARB 51) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company will be required to adopt FAS 160 as of January 1, 2009. The Company does not have any non-controlling interest entities in its consolidated financial statements and thus, FAS 160 is not expected to have a material impact.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). This statement is intended to improve the current disclosure framework in Statement 133 by requiring entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and hedged items affect the entity’s financial position, financial performance, and cash flows. The Company will be required to adopt FAS 161 as of January 1, 2009. The Company is currently evaluating the impact of FAS 161 and does not expect a material impact.
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

		Fair Value Measurements at Reporting Date Using
	Fair Value
	as of
	June 30,
	2008	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,068	$24,068	$—	$—
Available-for-sale marketable securities	88,682	88,682	—	—
Variable insurance products held in a Rabbi Trust	14,758	—	14,758	—

Financial liabilities
Forward exchange contracts	$321	$—	$321	$—
Note 5. Other liabilities
     Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Deferred compensation	$11,752	$12,242
Lease incentives	30,217	31,201
Deferred rent benefit — long term	11,553	8,081
Accrued lease restructuring charges	5,031	5,165
Deferred revenues — long term	3,195	3,105

Total other liabilities	$61,748	$59,794

Note 6. Stockholders’ equity and share-based compensation
Share-based compensation
     The Company allocated share-based compensation expense under FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) in the condensed consolidated statements of income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of services	$1,763	$2,587	$2,677	$5,863
Member relations and marketing	475	1,194	166	2,525
General and administrative	1,320	1,738	3,298	3,714

	3,558	5,519	6,141	12,102
Income tax benefit	(1,423)	(2,125)	(2,456)	(4,657)

Total share-based compensation, net of tax benefit	$2,135	$3,394	$3,685	$7,445

     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. The Company increased its estimated forfeiture rate from 3% to 6% in the first quarter of 2008 and from 6% to 10% in the second quarter of 2008. The change in estimate resulted in a total reduction of previously recorded compensation expense of approximately $0.7 million and $1.8 million for the three and six months ended June 30, 2008, respectively.
     For the six months ended June 30, 2008 and 2007, the Company granted a total of 801,007 and 673,486 stock appreciation rights at a weighted average fair value of $7.37 and $18.64, respectively.

     For the six months ended June 30, 2008 and 2007, the Company granted a total of 67,235 and 73,529 restricted stock units at a weighted average fair value of $36.59 and $74.07, respectively.
     At June 30, 2008, $29.1 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Share Repurchases
     In July 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $125 million of the Company’s common stock, which when combined with the remaining balance of the existing share repurchase authorizations, provided the Company the opportunity to repurchase up to approximately $149.2 million of the Company’s shares as of the date of the additional share repurchase authorization in July 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations. For the six months ended June 30, 2008 and 2007, the Company repurchased approximately 1.0 million and 3.0 million shares at a total cost of $41.8 million and $218.0 million, respectively. The remaining share repurchase authorization was approximately $22.4 million at June 30, 2008.
Dividends
     During the six months ended June 30, 2008, the Company’s Board of Directors declared quarterly cash dividends of $0.44 per share. The Company funds its dividend payments with cash on hand and cash generated from operations.
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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	34,046	37,051	34,383	37,732
Effect of dilutive common shares outstanding	124	466	133	579

Diluted weighted average common shares outstanding	34,170	37,517	34,516	38,311

     Approximately 3.7 million shares and 1.7 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above for the three month period ended June 30, 2008 and 2007, respectively, because their impact would be anti-dilutive. Approximately 3.4 million shares and 1.2 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above for the six month period ended June 30, 2008 and 2007, respectively, because their impact would be anti-dilutive.
Note 8. Comprehensive income
     The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$16,603	$17,323	$32,489	$36,693
Unrealized gains and (losses) of marketable securities, net of tax	(614)	(307)	50	(43)
Unrealized gains on forward contracts, net of tax	446	167	492	563

Total comprehensive income	$16,435	$17,183	$33,031	$37,213

Note 9. Commitments and contingencies
     The Company leases office facilities in the United States, United Kingdom, India, and Australia expiring on various dates through 2028. The expiration of the Washington, D.C. office leases coincided with the Company’s move to the new Arlington, Virginia headquarters in early 2008. Pursuant to the terms of the Arlington, Virginia lease, in January 2008, the Company exercised the option to accelerate the date at which it could obtain control of a portion of the leased property. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs, total $574.7 million at June 30, 2008 and are scheduled to be paid out as follows: $16.5 million for the six months ended December 31, 2008, $34.0 million for the year ended December 31, 2009, $33.7 million for the year ended December 31, 2010, $33.3 million for the year ended December 31, 2011, $33.0 million for the year ended December 31, 2012 and $424.2 million thereafter.
     The Company expects the total costs of the tenant build-out for the Waterview office location in Arlington, Virginia to be approximately $100 million, of which approximately $40 million will be paid by the landlord. At June 30, 2008, approximately $31.2 million of Waterview tenant build-out costs were funded, and paid by the landlord, directly through lease incentives, and therefore excluded from the cash flow statement as a non-cash investing activity. Of the remaining $60 million costs, the Company has paid approximately $55 million, net of the remaining lease incentive expected to be received in Q3 2008, through June 30, 2008. The lease incentive is being amortized over the term of the lease as a reduction of rent expense.
     The Company has outstanding letter of credit agreements totaling $3.1 million to provide security deposits for certain office space leases. The letters of credit expire in the period from August 2008 through March 2009, but will automatically extend for another year from their expiration dates unless the Company terminates them. The Company expects to terminate approximately $0.6 million of the remaining letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expire in 2008. To date, no amounts have been drawn on these agreements. Under the terms of the Arlington, Virginia lease agreement, the Company has committed to providing the landlord security deposits totaling $50 million. The Company has pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. The Company expects the securities required to be pledged will be replaced by a letter of credit in the amount of approximately $5.0 million in the third quarter of 2008.
     The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company paid $3.3 million in January 2007 to resolve sales and use tax obligations in various states. The Company had an accrued liability of approximately $3.2 million and $2.0 million at June 30, 2008 and December 31, 2007, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
Note 10. Subsequent events
     In August 2008, the Board of Directors declared a quarterly cash dividend of $0.44 per share. The dividend is payable on September 30, 2008 to stockholders of record at the close of business on September 15, 2008. The Company will fund its dividend payments with cash on hand and cash generated from operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in our filings with the SEC, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, the potential that our new products will not be successful or are delayed, our potential failure to adapt to member needs and demands and to anticipate or adapt to market trends, our potential inability to attract and retain a significant number of highly skilled employees, continued consolidation in the financial services industry or sustained economic distress, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), the potential effects of changes in foreign currency and marketplace conditions and possible volatility of our stock price.

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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. One measure of our business is Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Contract Value increased 4.8% to $529.0 million at June 30, 2008 from $504.8 million at June 30, 2007.
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
     Memberships, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. Billings attributable to memberships in our research programs initially are recorded as deferred revenues and then are generally recognized on a pro-rata basis over the membership contract term, which is typically 12 months. At any time, a member may request a refund of its membership fee for a research program. Refunds are generally provided on a pro-rata basis relative to the remaining term of the membership.
     Our operating costs and expenses consist of Cost of services, Member relations and marketing, General and administrative expenses, and Depreciation and amortization. Cost of services represents the costs associated with the production and delivery of our products and services, which are composed of compensation, including share-based compensation, of research personnel and in-house faculty, the production of published materials, the organization of executive education seminars and all associated support services. Cost of services is exclusive of Depreciation and amortization, which is shown separately on the condensed consolidated statements of income. Member relations and marketing expenses include the costs of acquiring new members, the costs of maintaining and renewing existing members, compensation expense (including sales commissions and share-based compensation), travel and all associated support services. General and administrative expenses consist of compensation, including share-based compensation, and other costs associated with human resources and recruiting, finance and accounting, legal, management information systems, facilities management, new product development and other administrative functions. Depreciation and amortization expense includes the cost of depreciation of our property and equipment, which consists of furniture, fixtures and equipment, capitalized software and Web site development costs and leasehold improvements, and the amortization of our intangible assets.

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
Results of Operations
The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	32.3	36.4	32.5	36.2

Gross profit	67.7	63.6	67.5	63.8

Costs and expenses:
Member relations and marketing	28.9	28.9	29.6	28.2
General and administrative	16.2	14.6	15.3	14.2
Depreciation and amortization	3.7	2.4	3.8	2.4

Total costs and expenses	48.8	45.9	48.7	44.8

Income from operations	18.9	17.6	18.8	19.1
Other income, net	0.7	4.1	0.6	4.4

Income before provision for income taxes	19.6	21.7	19.4	23.5
Provision for income taxes	7.8	8.4	7.8	9.0

Net income	11.8%	13.4%	11.6%	14.4%

     We increased our estimated forfeiture rate relating to share-based compensation grants from 3% to 6% in the first quarter of 2008 and from 6% to 10% in the second quarter of 2008. The change in estimate resulted in a total reduction of previously recorded compensation expense of approximately $0.7 million and $1.8 million for the three and six months ended June 30, 2008, respectively. During the three months ended March 31, 2008, we recorded approximately $6.0 million in moving related costs, including expenses associated with overlapping office leases, associated with our move to our new Arlington, Virginia headquarters.
Three and Six Months Ended June 30, 2008 and 2007
Revenues.
     Revenues increased $11.5 million, 8.8%, to $141.2 million for the three months ended June 30, 2008 from $129.7 million for the three months ended June 30, 2007. Revenues increased $25.0 million, 9.8%, to $279.2 million for the six months ended June 30, 2008 from $254.2 million for the six months ended June 30, 2007. The largest driver of the increase in revenues for the three and six months ended June 30, 2008 was the addition of new members. Other drivers contributing to the increase in revenues included the cross-selling of additional subscriptions to existing members and the introduction of new research programs.
Cost of services.
     Cost of services decreased $1.7 million to $45.6 million for the three months ended June 30, 2008 from $47.3 million for the three months ended June 30, 2007. This decrease principally relates to a reduction in compensation and related costs including salaries, payroll taxes and incentives and a decrease in share-based compensation expense of $0.8 million. These decreases are offset by increases in executive education seminar costs and the inclusion of our subsidiary, CEB Toolbox, Inc., in 2008. The decrease as a percentage of revenue was 4.1% and is due to the factors noted above.
     Cost of services decreased $1.2 million to $90.7 million for the six months ended June 30, 2008 from $91.9 million for the six months ended June 30, 2007. This decrease is principally due to a reduction in compensation and related costs, including salaries and payroll taxes, and a decrease in share-based compensation expense of approximately $3.2 million. Offsetting the decreases was an increase in facilities expense due to overlapping lease periods related to our move from Washington, D.C. to our new Arlington, Virginia headquarters. Additional increases included external consulting, executive education seminar costs and the inclusion of our subsidiary, CEB Toolbox, Inc., in 2008. We also recorded a reduction of approximately $1.0 million during the first quarter of 2008 for incentives recorded in 2007 that are not expected to be paid. The decrease as a percentage of revenue was 3.7% and is due to the factors noted above.
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
Member relations and marketing.
     Member relations and marketing expense increased $3.3 million to $40.8 million for the three months ended June 30, 2008 from $37.5 million for the three months ended June 30, 2007. This increase is principally due to personnel and related costs including salaries and sales incentives. To a lesser extent, the increase is due to the overlapping facilities costs and expenses related to the inclusion of our subsidiary, CEB Toolbox, Inc., in 2008. These increases were offset, in part, by decreases in share-based compensation of approximately $0.7 million and travel and related expenses. Member relations and marketing expense was unchanged as a percentage of revenue.
     Member relations and marketing expense increased $11.0 million to $82.7 million for the six months ended June 30, 2008 from $71.7 million for the six months ended June 30, 2007. The increase was principally due to compensation and related costs including salaries, payroll taxes and incentives, and facilities costs noted above. To a lesser extent, the increase was due to the inclusion of CEB Toolbox, Inc. expenses in 2008. These increases were offset by a decrease in stock compensation expense of approximately $2.3 million. The increase as a percentage of revenue, 1.4%, is primarily attributable to the inclusion of CEB Toolbox, Inc. and the increase in facilities costs. We also recorded a reduction of approximately $1.4 million during the first quarter of 2008 for sales incentives recorded in 2007 that are not expected to be paid.
General and administrative.
     General and administrative expense increased $4.0 million to $22.9 million for the three months ended June 30, 2008 from $18.9 million for the three months ended June 30, 2007. The increase is principally due to an increase in external consulting fees and to a lesser extent, facilities costs relating to the move to our new Arlington, Virginia headquarters, including moving and construction related expenses, as well as an increase in rent expense for overlapping lease periods with some of our former Washington, D.C. office locations. Also included in the variance is the recognition of approximately $1.0 million relating to the probable exposure of sales and use tax regulations for states in which we sell or support our goods and services. These increases were offset by a decrease in severance expense of approximately $1.4 million. The increase as a percentage of revenue was 1.6% and is due to the factors noted above.
     General and administrative expense increased $6.6 million to $42.6 million for the six months ended June 30, 2008, from $36.0 million for the six months ended June 30, 2007. The increase is principally due to an increase in external consulting fees and, to a lesser extent, facilities costs, compensation and related costs including salaries, payroll taxes and incentives and the sales tax noted above. These increases were offset by a decrease of approximately $1.5 million in severance expense. We also recorded a reduction of approximately $0.5 million during the first quarter of 2008 for incentives recorded in 2007 that are not expected to be paid. The increase as a percentage of revenue of 1.1 % was primarily driven by the increases in external consulting costs, facilities expenses and sales tax offset by the decrease in severance expense noted above.

     General and administrative expense as a percentage of revenue may fluctuate due to the components noted above, including the timing of new hires and consulting expenses incurred relative to the amount of revenue recognized in a period.
Depreciation and amortization.
     Depreciation and amortization expense increased $2.0 million to $5.2 million for the three months ended June 30, 2008 from $3.2 million for the three months ended June 30, 2007. Depreciation and amortization expense increased $4.6 million to $10.7 million for the six months ended June 30, 2008, from $6.1 million for the six months ended June 30, 2007. The increase in Depreciation and amortization expense was principally due to amortization of intangible assets relating to the purchase of Information Technology Toolbox, Inc. in the third quarter of 2007, depreciation related to tenant improvements primarily from the construction of our new Arlington, Virginia office location and the purchase of computer equipment and management information systems software to support organizational growth. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the lease term, which ranges from 3 to 20 years. As a percentage of revenue, Depreciation and amortization increased 1.3% and 1.4% for the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007. The percentage increases are due to the factors discussed above.
Other income, net.
     Other income, net decreased $4.4 million to $0.9 million for the three months ended June 30, 2008 from $5.3 million for the three months ended June 30, 2007. Other income, net decreased $9.6 million to $1.6 million for the six months ended June 30, 2008, from $11.2 million for the six months ended June 30, 2007. The decrease in Other income, net was principally the result of the decrease in interest income associated with decreased levels of cash, cash equivalents and marketable securities, along with decreased investment returns in a lower interest rate environment during the three and six months ended June 30, 2008 relative to the three and six months ended June 30, 2007 and the impact of the change in fair value of participant accounts relating to our deferred compensation plan of approximately $0.8 million. As a percentage of revenue, Other income, net decreased 3.4% and 3.8% for the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007. The percentage decreases are due to the factors discussed above. See further discussion in the Liquidity and Capital Resources section below.
Provision for income taxes.
     Our effective income tax rate increased to 40.0% for the three and six months ended June 30, 2008, from 38.5% for the three and six months ended June 30, 2007, principally reflecting the impact of lost Washington, D.C. tax incentives as a result of our move from Washington, D.C. to Virginia in the first quarter of 2008.
Liquidity and Capital Resources
     Cash generated by operations is our primary source of liquidity and we believe that existing cash and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $112.8 million and $294.5 million at June 30, 2008 and 2007, respectively, which included $50 million pledged as a security deposit for our Waterview facility. We made income tax payments of $28.0 million in the six months ended June 30, 2008 and expect to continue making tax payments in future periods. We estimate paying approximately $60 million through 2008 to build out the office space for our new headquarters in Arlington, Virginia. Of this amount, approximately $55 million has been paid through June 30, 2008, net of the remaining unpaid lease incentive expected to be received in Q3 2008. The remaining balance is expected to be paid in 2008. In addition, we estimate that we will spend approximately $12 million to $14 million during 2008 to support growth of our headcount and infrastructure.
Cash flows from operating activities.
     Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions has historically resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $71.1 million and $63.6 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, operating cash flows were generated principally by the collection of membership fees receivable and net income, partially offset by the decrease in deferred revenues, the decrease in accounts payable and accrued liabilities, and the decrease in accrued incentive compensation.

For the six months ended June 30, 2007, operating cash flows were generated primarily by the collection of membership fees receivable and net income, partially offset by the decrease in accounts payable and accrued liabilities, relating to income tax payments of approximately $38.0 million, $13.2 million of which related to 2006, and incentive payments, and the decrease in deferred revenues.
Cash flows from investing activities.
     We used net cash flows in investing activities of $23.7 million for the six months ended June 30, 2008, and we generated net cash flows from investing activities of $95.1 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash flows from investing activities were used to purchase property and equipment of $31.5 million, consisting of furniture, fixtures and equipment, leasehold improvements and computer equipment, and were partially offset by maturities of available-for-sale marketable securities of $7.8 million. For the six months ended June 30, 2007, net cash flows from investing activities were generated primarily by sales and maturities of available-for-sale marketable securities, net of purchases, of $108.1 million, partially offset by the purchase of property and equipment of $9.2 million, consisting of leasehold improvements and computer equipment and software, and a cost method investment of $3.8 million.
Cash flows from financing activities.
     We used net cash flows in financing activities of $70.9 million and $244.0 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, net cash flows from financing activities were used principally for the repurchase of our common stock, which totaled $41.8 million, and the payment of dividends, which totaled $30.0 million, partially offset by proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $0.8 million, and the receipt of proceeds of $0.1 million from the exercise of common stock options. For the six months ended June 30, 2007, net cash flows from financing activities were used primarily for the repurchase of our common stock, which totaled $218.0 million, and the payment of dividends, which totaled $29.6 million, partially offset by the recognition of excess tax benefits of $2.0 million resulting from share-based compensation arrangements, proceeds of $1.1 million from the issuance of common stock under the employee stock purchase plan, and proceeds of $0.5 million from the exercise of common stock options.
     The Company has outstanding letter of credit agreements totaling $3.1 million to provide security deposits for certain office space leases. The letters of credit expire in the period from August 2008 through March 2009, but will automatically extend for another year from their expiration dates unless we terminate them. We expect to terminate approximately $0.6 million of the remaining letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expire in 2008. To date, no amounts have been drawn on these agreements. Under the terms of the Arlington, Virginia lease agreement, we have committed to providing the landlord security deposits totaling $50 million. We have pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. We expect the securities required to be pledged will be replaced by a letter of credit in the amount of approximately $5.0 million in the third quarter of 2008.
     The Board of Directors declared a quarterly cash dividend of $0.44 per share in August 2008 which will be payable in September 2008.
Contractual obligations
     We expect the total costs of the tenant build-out for the Waterview office space for our new headquarters in Arlington, Virginia to be approximately $100 million inclusive of both costs that will be capitalized and costs that will be expensed. Of the total costs, approximately $40 million will be paid by the landlord. In March 2007, we entered into a contract for approximately $60 million, including change orders, for the general construction of the build-out, of which approximately $31 million was paid for by the landlord as a lease incentive as of June 30, 2008, and approximately $55 million was paid by us as of June 30, 2008, net of the remaining lease incentive expected to be received in Q3 2008. We anticipate that the remaining portion of the expected total costs will be paid out in 2008.
Off-Balance Sheet Arrangements
     At June 30, 2008 and December 31, 2007, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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
Foreign currency exchange rate risk
     Our international operations subject us to risks related to currency exchange fluctuations. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. We use forward contracts to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our UK and India subsidiaries. A forward contract obligates us to exchange a predetermined amount of U.S. dollars to make equivalent Pound Sterling (“GBP”) and Indian Rupee (“INR”) payments equal to the value of such exchanges. A hypothetical 10% adverse movement in foreign currency exchange rates would not have a material adverse impact to our results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
April 1, 2008 to April 30, 2008 (1)	2,344	$39.92	2,344	$26,537,299
May 1, 2008 to May 31, 2008 (1)	91,019	$44.39	91,019	$22,496,834
June 1, 2008 to June 30, 2008 (1)	1,224	$45.55	1,224	$22,441,080

Total	94,587	$44.30	94,587

(1)	Amounts include the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards. The Company repurchased approximately 4,587 shares for $0.2 million.
     In July 2007, our Board of Directors authorized a share repurchase of up to an additional $125 million of our common stock, which when combined with the remaining balance of the existing share repurchase authorizations, provided us the opportunity to repurchase up to approximately $149.2 million of our shares as of the date of the additional share repurchase authorization in July 2007. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. At June 30, 2008 and December 31, 2007, we had repurchased 9,160,518 and 8,125,931 shares of our common stock at a total cost of $627.6 million and $585.8 million, respectively.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s annual meeting of stockholders of The Corporate Executive Board Company was held on June 12, 2008. The following is a tabulation of the voting on the proposals presented at the annual meeting:
     Proposal Number 1 — Election of directors. The following nominees were elected as directors, each to serve until the next annual meeting or until a successor is named and qualified:

	SHARES	SHARES
	VOTED FOR	WITHHELD
Thomas L. Monahan III	33,040,407	209,176
Gregor S. Bailar	33,042,318	207,265
Stephen M. Carter	33,039,147	210,436
Gordon J. Coburn	33,042,347	207,236
Robert C. Hall	33,042,347	207,236
Nancy J. Karch	33,042,247	207,336
David W. Kenny	33,042,347	207,236
Daniel O. Leemon	33,042,247	207,336

Proposal Number 2 — Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ended December 31, 2008.
     The appointment of Ernst & Young LLP was ratified.

SHARES VOTED FOR	33,106,150
SHARES VOTED AGAINST	125,469
SHARES VOTED TO ABSTAIN	17,964
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

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: August 8, 2008	By:	/s/ Timothy R. Yost
Timothy R. Yost
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350