Form 10-Q
period 2008-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2008-11-10
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Not applicable
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
The Company had outstanding 34,033,117 shares of common stock, par value $0.01 per share at November 3, 2008.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,432	$47,585
Marketable securities	28,491	24,153
Membership fees receivable, net	86,220	161,336
Deferred income taxes, net	14,541	12,710
Deferred incentive compensation	11,491	15,544
Prepaid expenses and other current assets	8,253	10,638

Total current assets	160,428	271,966

Deferred income taxes, net	24,945	24,307
Marketable securities	47,005	72,618
Property and equipment, net	107,546	91,904
Goodwill	42,626	42,626
Intangible assets, net	17,787	22,143
Other non-current assets	15,549	19,208

Total assets	$415,886	$544,772

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$37,833	$62,681
Accrued incentive compensation	21,738	31,355
Deferred revenues	246,277	323,395

Total current liabilities	305,848	417,431

Other liabilities	65,407	59,794

Total liabilities	371,255	477,225

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,194,645 and 43,119,512 shares issued, and 34,033,117 and 34,993,581 shares outstanding at September 30, 2008 and December 31, 2007, respectively	432	431
Additional paid-in capital	394,549	383,636
Retained earnings	277,779	269,429
Accumulated elements of other comprehensive loss	(534)	(194)
Treasury stock, at cost, 9,161,528 and 8,125,931 shares at September 30, 2008 and December 31, 2007, respectively	(627,595)	(585,755)

Total stockholders’ equity	44,631	67,547

Total liabilities and stockholders’ equity	$415,886	$544,772

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$142,409	$136,288	$421,605	$390,510
Cost of services	44,051	45,600	134,718	137,540

Gross profit	98,358	90,688	286,887	252,970

Costs and expenses:
Member relations and marketing	39,642	38,063	122,318	109,791
General and administrative	16,584	16,898	59,183	52,923
Depreciation and amortization	5,021	4,176	15,766	10,247

Total costs and expenses	61,247	59,137	197,267	172,961

Income from operations	37,111	31,551	89,620	80,009
Other (expense) income, net	(3,889)	3,233	(2,250)	14,437

Income before provision for income taxes	33,222	34,784	87,370	94,446
Provision for income taxes	12,389	13,392	34,048	36,361

Net income	$20,833	$21,392	$53,322	$58,085

Earnings per share:
Basic	$0.61	$0.60	$1.56	$1.57
Diluted	$0.61	$0.59	$1.55	$1.54

Dividends per share	$0.44	$0.40	$1.32	$1.20

Weighted average shares used in the calculation of earnings per share:
Basic	34,022	35,932	34,253	37,106
Diluted	34,117	36,346	34,374	37,626
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$53,322	$58,085
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	15,766	10,247
Deferred income taxes	(877)	(2,759)
Share-based compensation	9,681	18,103
Excess tax benefits from share-based compensation arrangements	—	(2,409)
Amortization of marketable securities premiums (discounts), net	533	(633)
Changes in operating assets and liabilities:
Membership fees receivable, net	75,116	70,159
Deferred incentive compensation	4,053	2,100
Prepaid expenses and other current assets	2,385	734
Other non-current assets	4,659	(5,291)
Accounts payable and accrued liabilities	(16,760)	(20,244)
Accrued incentive compensation	(9,617)	(2,229)
Deferred revenues	(77,118)	(56,356)
Other liabilities	5,614	2,400

Net cash flows provided by operating activities	66,757	71,907

Cash flows from investing activities:
Purchases of property and equipment, net	(38,141)	(16,482)
Cost method investment	—	(3,829)
Acquisition of business, net of cash acquired	—	(58,288)
Sales and maturities of marketable securities, net	20,810	219,098

Net cash flows (used in) provided by investing activities	(17,331)	140,499

Cash flows from financing activities:
Proceeds from the exercise of common stock options	100	691
Proceeds from the issuance of common stock under the employee stock purchase plan	1,133	1,630
Excess tax benefits from share-based compensation arrangements	—	2,409
Purchase of treasury shares	(41,840)	(270,764)
Payment of dividends	(44,972)	(43,833)

Net cash flows used in financing activities	(85,579)	(309,867)

Net decrease in cash and cash equivalents	(36,153)	(97,461)
Cash and cash equivalents, beginning of period	47,585	171,367

Cash and cash equivalents, end of period	$11,432	$73,906

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
     Additionally, the Company maintains an online community of professionals who share practical, job-related information through a wholly-owned subsidiary, Toolbox, Inc. This community provides free access to a worldwide audience of experienced, knowledgeable professionals and generates advertising and content related revenues that are recognizable as the services are provided.
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
     In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2007 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ended December 31, 2008, or any other period within calendar year 2008.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). This statement is intended to improve the current disclosure framework in Statement 133 by requiring entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and hedged items affect the entity’s financial position, financial performance, and cash flows. The Company will be required to adopt FAS 161 as of January 1, 2009. The Company is currently evaluating the impact of FAS 161 but does not expect it to have a material impact.
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

		Fair Value Measurements at Reporting Date Using
	Fair Value
	as of
	September 30,
	2008	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$11,432	$11,432	$—	$—
Available-for-sale marketable securities	75,496	75,496	—	—
Variable insurance products held in a Rabbi Trust	13,166	—	13,166	—

Financial liabilities
Forward currency exchange contracts	$2,931	$—	$2,931	$—

Note 5. Other liabilities
     Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Deferred compensation	$10,285	$12,242
Lease incentives	36,050	31,201
Deferred rent benefit — long term	11,307	8,081
Accrued lease restructuring charges	4,963	5,165
Deferred revenues — long term	2,802	3,105

Total other liabilities	$65,407	$59,794

Note 6. Stockholders’ equity and share-based compensation
Share-based compensation
     The Company allocated share-based compensation expense under FAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”) in the condensed consolidated statements of income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of services	$1,724	$2,760	$4,402	$8,624
Member relations and marketing	632	1,248	798	3,772
General and administrative	1,183	1,997	4,481	5,707

	3,539	6,005	9,681	18,103
Income tax benefit	(1,416)	(2,312)	(3,872)	(6,970)

Total share-based compensation, net of tax benefit	$2,123	$3,693	$5,809	$11,133

     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. The Company increased its estimated forfeiture rate from 3% to 6% in the first quarter of 2008, to 10% in the second quarter of 2008 and to 12% in the third quarter of 2008. The cumulative effect on the current periods relating to the change in estimate is a reduction in compensation expense of approximately $0.5 million and $2.3 million for the three and nine months ended September 30, 2008, respectively.
     For the nine months ended September 30, 2008 and 2007, the Company granted a total of 807,507 and 807,986 stock appreciation rights at a weighted average fair value of $7.37 and $18.03, respectively.
     For the nine months ended September 30, 2008 and 2007, the Company granted a total of 70,235 and 73,529 restricted stock units at a weighted average fair value of $36.37 and $74.07, respectively.
     At September 30, 2008, $24.1 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
Share Repurchases
     In July 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $125 million of the Company’s common stock. When combined with the remaining balance of the then-existing share repurchase authorizations, this provided the Company the opportunity to repurchase up to approximately $149.2 million of the Company’s shares as of the July 2007 date of the additional share repurchase authorization. Repurchases may continue to be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company is funding its share repurchases with cash on hand and cash generated from operations. For the nine months ended September 30, 2008 and 2007, the Company repurchased approximately 1.0 million and 3.8 million shares at a total cost of $41.8 million and $270.8 million, respectively. The remaining share repurchase authorization was approximately $22.4 million at September 30, 2008.

Dividends
     During the nine months ended September 30, 2008, the Company’s Board of Directors declared quarterly cash dividends of $0.44 per share. The Company funds its dividend payments with cash on hand and cash generated from operations.
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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	34,022	35,932	34,253	37,106
Effect of dilutive common shares outstanding	95	414	121	520

Diluted weighted average common shares outstanding	34,117	36,346	34,374	37,626

     Approximately 3.5 million shares and 1.7 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above for the three month period ended September 30, 2008 and 2007, respectively, because their impact would be anti-dilutive. Approximately 3.5 million shares and 1.3 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above for the nine month period ended September 30, 2008 and 2007, respectively, because their impact would be anti-dilutive.
Note 8. Comprehensive income
     The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$20,833	$21,392	$53,322	$58,085
Unrealized gains and (losses) of marketable securities, net of tax	(9)	861	41	818
Unrealized gains and (losses) on forward currency contracts, net of tax	(1,295)	(67)	(803)	496

Total comprehensive income	$19,529	$22,186	$52,560	$59,399

     Accumulated other comprehensive income at September 30, 2008 consists of a $1.4 million unrealized loss, net of tax, on forward currency contracts and $0.9 million unrealized gain on marketable securities.
Note 9. Commitments and contingencies
     The Company leases office facilities in the United States, United Kingdom, India, and Australia that expire on various dates through 2028. The expiration dates of the Washington, D.C. office leases approximated the Company’s move to the Arlington, Virginia headquarters in early 2008. Certain lease agreements include provisions for rental escalations and require the Company to pay for executory costs such as taxes and insurance. During the third quarter of 2008, the Company entered into a sublease agreement with a third party for one floor of the Arlington, Virginia headquarters. The sublessor had access to the space beginning on November 1, 2008 and will begin making rent payments on January 1, 2009. The total of the subrental payments is approximately $7.5 million over a term of five years. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs and net of sublease payments, total $554.8 million at September 30, 2008 and are scheduled to be paid out as follows: $8.3 million for the three months ended December 31, 2008, $32.1 million for the year ended December 31, 2009, $31.8 million for the year ended December 31, 2010, $31.3 million for the year ended December 31, 2011, $31.0 million for the year ended December 31, 2012 and $420.3 million thereafter.

     The Company has substantially completed the tenant build-out of the Arlington, Virginia headquarters. The total cost of the build-out was approximately $100 million, of which approximately $40 million was paid by the landlord through lease incentives. Approximately $32 million of the lease incentives was paid directly to vendors and has been excluded from the statement of cash flows as a non-cash investing activity. The remaining $8 million of lease incentives was received by the Company from the landlord in September 2008 and is included in cash flows from operations. The lease incentives are being amortized over the term of the lease as a reduction of rent expense.
     At September 30, 2008, the Company had outstanding letter of credit agreements totaling $6.7 million to provide security deposits for certain office space leases. The letters of credit expire in the period from January 2009 through September 2009, but will automatically extend for another year from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements.
     Under the terms of the Arlington, Virginia lease agreement, the Company committed to providing the landlord a security deposit totaling $50 million and pledged $50 million of long-term marketable securities as collateral for this obligation. During the three months ended September 30, 2008, the Company replaced the $50 million pledge of long-term marketable securities with a letter of credit for approximately $4.5 million.
     The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company paid $3.3 million in January 2007 to resolve sales and use tax obligations in various states. The Company had an accrued liability of approximately $3.3 million and $2.0 million at September 30, 2008 and December 31, 2007, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
Note 10. Subsequent events
     In November 2008, the Board of Directors declared a quarterly cash dividend of $0.44 per share. The dividend is payable on December 29, 2008 to stockholders of record at the close of business on December 15, 2008. The Company will fund its dividend payments with cash on hand and cash generated from operations.
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
     Our growth strategy is to cross-sell additional research programs to existing members, to add new members and to develop new research programs and decision support tools. One measure of our business is Contract Value, which we calculate as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. Contract Value increased 2.8% to $538.0 million at September 30, 2008 from $523.1 million at September 30, 2007. Contract Value growth was driven primarily by new products and growth from new members with strength from the middle market portions of our membership base offset by signs of hesitancy relating to challenging budgetary situations. The Cross-Sell ratio in our large company market was an average of 3.81 member programs per membership institution.
     Additionally, beginning on August 1, 2007, we began generating advertising and content related revenues through our wholly-owned subsidiary, Toolbox, Inc. (formerly known as Information Technology Toolbox, Inc.), an online community of professionals who share practical, job-related information. Advertising and content related revenues are recognized as the services are provided.

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
Recent Accounting Pronouncements
     During the nine months ended September 30, 2008, there were no recent accounting pronouncements that had a material effect on our condensed consolidated financial statements. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of other recent accounting pronouncements.

Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	30.9	33.5	32.0	35.2

Gross profit	69.1	66.5	68.0	64.8

Costs and expenses:
Member relations and marketing	27.8	27.9	29.0	28.1
General and administrative	11.6	12.4	14.0	13.6
Depreciation and amortization	3.5	3.1	3.7	2.6

Total costs and expenses	43.0	43.4	46.8	44.3

Income from operations	26.1	23.2	21.3	20.5
Other (expense) income, net	(2.7)	2.4	(0.5)	3.7

Income before provision for income taxes	23.3	25.5	20.7	24.2
Provision for income taxes	8.7	9.8	8.1	9.3

Net income	14.6%	15.7%	12.6%	14.9%

Three and Nine Months Ended September 30, 2008 and 2007
     Included in the results of operations and the discussion and analysis of changes below are amounts related to decreases in share-based compensation expense. The decreases in share-based expense for the three and nine months ended September 30, 2008 relate to a change to our estimated forfeiture rate and a decrease in the intrinsic value and number of new share-based awards granted. Please refer to Note 6 for the effect of the change in the forfeiture rate. During the three months ended March 31, 2008, we recorded approximately $6.0 million in moving-related costs, including expenses associated with overlapping office leases associated with our move to our Arlington, Virginia headquarters. The moving-related expenses are allocated to Cost of services, Member relations and marketing and General and administrative expenses.
Revenues.
     Revenues increased $6.1 million, 4.5%, to $142.4 million for the three months ended September 30, 2008 from $136.3 million for the three months ended September 30, 2007. Revenues increased $31.1 million, 8.0%, to $421.6 million for the nine months ended September 30, 2008 from $390.5 million for the nine months ended September 30, 2007. The largest driver of the increase in revenues for the three and nine months ended September 30, 2008 was the addition of new members, and to a lesser extent, the introduction of new research programs, and the inclusion of our subsidiary, Toolbox, Inc., for the entire year-to-date period in 2008, compared to only a portion of the third quarter in 2007.
Cost of services.
     Cost of services decreased $1.5 million to $44.1 million for the three months ended September 30, 2008 from $45.6 million for the three months ended September 30, 2007. This decrease principally relates to a reduction in compensation and related costs including salaries, payroll taxes, deferred compensation and incentives and a decrease in share-based compensation expense of $1.1 million. These decreases were partially offset by an increase in facilities and related expense.
     Cost of services decreased $2.8 million to $134.7 million for the nine months ended September 30, 2008 from $137.5 million for the nine months ended September 30, 2007. This decrease is principally due to a reduction in compensation and related costs, including salaries, payroll taxes, deferred compensation and incentives, and a decrease in share-based compensation expense of approximately $4.2 million. Offsetting the decreases, in part, was an increase in facilities expense due to overlapping lease periods related to our move from Washington, D.C. to our Arlington, Virginia headquarters. Additional increases included external consulting, executive education seminar costs and expenses related to the inclusion of our subsidiary, Toolbox, Inc., for the entire year-to-date period in 2008. We also recorded a reduction of approximately $1.0 million during the first quarter of 2008 for incentives recorded in 2007 that were not paid.

     Cost of services as a percentage of revenues may also fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, Cost of services as a percentage of revenues may not be indicative of future quarterly or annual results. However, because Cost of services includes both fixed and variable components, in terms of both amount and timing of expenses incurred, we have some flexibility to manage a portion of these expenses in light of changing market conditions.
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
Member relations and marketing.
     Member relations and marketing expense increased $1.5 million to $39.6 million for the three months ended September 30, 2008 from $38.1 million for the three months ended September 30, 2007. This increase is primarily due to an increase in facilities costs and expenses related to the inclusion of our subsidiary, Toolbox, Inc., for the full quarter in 2008. To a lesser extent, the increase is due to compensation and related costs including salaries, incentives and training related to the acceleration of our sales efforts. These increases were offset, in part, by a decrease in share-based compensation of approximately $0.6 million and a decrease in deferred compensation. As a percentage of revenues, Member relations and marketing expense was essentially flat on a year-over-year basis.
     Member relations and marketing expense increased $12.5 million to $122.3 million for the nine months ended September 30, 2008 from $109.8 million for the nine months ended September 30, 2007. The increase was principally due to compensation and related costs including salaries, payroll taxes and incentives, and facilities costs noted above. To a lesser extent, the increase was due to the inclusion of Toolbox, Inc. expenses for the entire year-to-date period in 2008. These increases were offset by a decrease in stock compensation expense of approximately $3.0 million and a decrease in deferred compensation. The 0.9% increase as a percentage of revenue is primarily attributable to the inclusion of Toolbox, Inc. and the increase in facilities costs. We also recorded a reduction of approximately $1.4 million during the first quarter of 2008 for sales incentives recorded in 2007 that were not paid.
General and administrative.
     General and administrative expense decreased $0.3 million to $16.6 million for the three months ended September 30, 2008 from $16.9 million for the three months ended September 30, 2007. The decrease is principally due to a decrease in incentives, a $0.8 million decrease in share-based compensation, and a decrease in deferred compensation. These decreases were partially offset by the inclusion of Toolbox, Inc., facilities costs as noted above and an increase in compensation and related expenses.
     General and administrative expense increased $6.3 million to $59.2 million for the nine months ended September 30, 2008, from $52.9 million for the nine months ended September 30, 2007. The increase is principally due to an increase in external consulting fees relating to infrastructure investments and, to a lesser extent, facilities costs, compensation and related costs, including salaries and payroll taxes, and an increase of $1.6 million relating to the probable exposure of sales and use tax regulations for states in which we sell or support our goods and services. These increases were partially offset by a decrease in incentives and severance expense and a $1.2 million decrease in share-based compensation expense. We also recorded a reduction of approximately $0.5 million during the first quarter of 2008 for incentives recorded in 2007 that were not paid.

Depreciation and amortization.
     Depreciation and amortization expense increased $0.8 million to $5.0 million for the three months ended September 30, 2008 from $4.2 million for the three months ended September 30, 2007. Depreciation and amortization expense increased $5.6 million to $15.8 million for the nine months ended September 30, 2008, from $10.2 million for the nine months ended September 30, 2007. The increase in Depreciation and amortization expense was principally due to amortization of intangible assets relating to the purchase of Information Technology Toolbox, Inc. in the third quarter of 2007, depreciation related to tenant improvements primarily from the construction of our Arlington, Virginia office location and the purchase of computer equipment and management information systems software to support organizational growth. Leasehold improvements are depreciated using the straight-line method over the shorter of the expected useful life or the lease term, which ranges from 3 to 20 years. As a percentage of revenue, Depreciation and amortization increased 0.4% and 1.1% for the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007. The percentage increases are due to the factors discussed above.
Other (expense) income, net.
     Other (expense) income, net decreased $7.1 million to $(3.9) million for the three months ended September 30, 2008 from $3.2 million for the three months ended September 30, 2007. Other (expense) income, net for the three months ended September 30, 2008 was comprised of a $1.8 million other than temporary impairment charge for a cost method investment, a $1.6 million foreign currency loss, and the impact of the change in fair value of participant accounts relating to our deferred compensation plan of approximately $1.4 million partially offset by interest income of $0.9 million. Other (expense) income, net for the three months ended September 30, 2007 was comprised solely of interest income. The period-over-period decrease in interest income was the result of the decreased levels of cash, cash equivalents and marketable securities and lower investment returns in a lower interest rate environment.
     Other (expense) income, net decreased $16.7 million to $(2.3) million for the nine months ended September 30, 2008, from $14.4 million for the nine months ended September 30, 2007. Other (expense) income, net for the nine months ended September 30, 2008 was comprised of interest income of $3.6 million offset by a $1.8 million other than temporary impairment charge for a cost method investment, a $1.6 million foreign currency loss, and the impact of the change in fair value of participant accounts relating to our deferred compensation plan of approximately $2.5 million. Other (expense) income, net for the nine months ended September 30, 2007 was comprised primarily of interest income. The period-over-period decrease in interest income was the result of the decreased levels of cash, cash equivalents and marketable securities and lower investment returns in a lower interest rate environment.
     As a percentage of revenue, Other (expense) income, net decreased 5.1% and 4.2% for the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007. The percentage decreases are due to the factors discussed above. See further discussion in the Liquidity and Capital Resources section below.
Provision for income taxes.
     Our effective income tax rate increased to 40.0% for the three and nine months ended September 30, 2008, from 38.5% for the three and nine months ended September 30, 2007, principally reflecting the impact of lost Washington, D.C. tax incentives as a result of our move from Washington, D.C. to Arlington, Virginia in the first quarter of 2008. During the three months ended September 30, 2008, we recorded a $0.9 million reduction of income tax expense upon the finalization of our 2007 tax returns.
Liquidity and Capital Resources
     Cash generated by operations is our primary source of liquidity and we believe that existing cash and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $86.9 million and $172.8 million at September 30, 2008 and 2007, respectively. We made income tax payments of $40.6 million during the nine months ended September 30, 2008 and expect to continue making tax payments in future periods. We have substantially completed the build-out of the office space for our headquarters in Arlington, Virginia with payments, net of lease incentives received, of approximately $59.7 million. In addition, we estimate that we will spend approximately $12 million to $14 million during 2008 to support growth of our headcount and infrastructure.
Cash flows from operating activities.
     Membership subscriptions, which are principally annually renewable agreements, are generally payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions has historically resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $66.8 million and $71.9 million for the nine months ended September 30, 2008 and 2007, respectively.

     For the nine months ended September 30, 2008, operating cash flows were generated principally by the collection of membership fees receivable and net income, partially offset by the decrease in deferred revenues as some new and existing customers deferred decisions on new memberships and renewals at the end of the third quarter, the decrease in accounts payable and accrued liabilities, and the decrease in accrued incentive compensation.
     For the nine months ended September 30, 2007, operating cash flows were generated primarily by the collection of membership fees receivable and net income, partially offset by the decrease in deferred revenues, the decrease in accounts payable and accrued liabilities, mostly related to income tax payments of approximately $47.1 million, $13.2 million of which related to 2006, and incentive payments, and the increase in other non-current assets and deferred income taxes.
Cash flows from investing activities.
     We used net cash flows in investing activities of $17.3 million for the nine months ended September 30, 2008, and we generated net cash flows from investing activities of $140.5 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash flows from investing activities were used to purchase property and equipment of $38.1 million, consisting of furniture, fixtures and equipment, leasehold improvements and computer equipment, and were partially offset by maturities of available-for-sale marketable securities, net of purchases, of $20.8 million. The purchases of property and equipment relate primarily to the build-out of our Arlington, Virginia headquarters which was substantially completed at September 30, 2008.
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
Cash flows from financing activities.
     We used net cash flows in financing activities of $85.6 million and $309.9 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, net cash flows from financing activities were used principally for the payment of dividends, which totaled $45.0 million, the repurchase of our common stock, which totaled $41.8 million, partially offset by proceeds from the issuance of common stock under the employee stock purchase plan, which totaled $1.1 million, and the receipt of proceeds of $0.1 million from the exercise of common stock options.
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
     The Company has outstanding letter of credit agreements totaling $6.7 million to provide security deposits for certain office space leases. The letters of credit expire in the period from January 2009 through September 2009, but will automatically extend for another year from their expiration dates unless we terminate them. To date, no amounts have been drawn on these agreements.
     The Board of Directors declared a quarterly cash dividend of $0.44 per share in November 2008 which will be payable in December 2008.
Contractual obligations
     We have substantially completed the tenant build-out of the Arlington, Virginia headquarters. The total cost of the build-out was approximately $100 million, of which approximately $40 million was paid by the landlord through lease incentives. Approximately $32 million of the lease incentive was paid directly to vendors and has been excluded from the cash flow statement as a non-cash investing activity. The remaining $8 million of lease incentives were received by us from the landlord in September 2008 and is included in cash flows from operations. The lease incentives are being amortized over the term of the lease as a reduction of rent expense.

Off-Balance Sheet Arrangements
     At September 30, 2008 and December 31, 2007, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Forward looking statements
     This Quarterly Report on Form 10-Q contains “ forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are based on management’s current expectations and are subject to risks and uncertainties which may cause actual results to differ materially from those set forth in the statements. Forward-looking statements frequently contain words such as “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, financial results or financial condition. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, the potential that our new products will not be successful or are delayed, our potential failure to adapt to member needs and demands and to anticipate or adapt to market trends, our potential inability to attract and retain a significant number of highly skilled employees, continued consolidation in the financial services industry or sustained economic distress, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), the potential effects of changes in foreign currency and marketplace conditions and possible volatility of our stock price.
     The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed on February 29, 2008, the Company discusses in detail various important factors that could cause actual results to differ from expected or historic results. Please also see the discussion below in Item 1A of Part II for an additional risk consideration. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Foreign currency exchange rate risk
     Our international operations subject us to risks related to currency exchange fluctuations. Prices for our products are denominated predominately in U.S. dollars, even when sold to customers that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. We use forward contracts to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our UK and India subsidiaries. A forward contract obligates us to exchange a predetermined amount of U.S. dollars to make equivalent Pound Sterling (“GBP”) and Indian Rupee (“INR”) payments equal to the value of such exchanges. A hypothetical 10% adverse movement in foreign currency exchange rates would not have a material adverse impact to our results of operations.

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
Recent turmoil in the credit markets, the financial services industry, and the related economic downturn may negatively impact our business, results of operations, financial condition or liquidity.
     Current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our members, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our members may cause them to terminate existing agreements or to reduce the volume of memberships they purchase from us in the future. Adverse economic and financial markets conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.
     Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our members to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil of the worldwide economy. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
July 1, 2008 to July 31, 2008	—	$—	—	$22,441,080
August 1, 2008 to August 31, 2008	—	$—	—	$22,441,080
September 1, 2008 to September 30, 2008 (1)	1,010	$35.81	1,010	$22,404,907

Total	1,010	$35.81	1,010

(1)	Amounts include the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards. The Company repurchased 1,010 shares for approximately $36,200.
     In July 2007, our Board of Directors authorized a share repurchase of up to an additional $125 million of our common stock, which, when combined with the remaining balance of the then-existing share repurchase authorizations, provided us the opportunity to repurchase up to approximately $149.2 million of our shares as of the date of the additional share repurchase authorization in July 2007. Repurchases may continue to be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We have funded, and expect to continue to fund, our share repurchases with cash on hand and cash generated from operations. At September 30, 2008 and December 31, 2007, we had repurchased 9,161,528 and 8,125,931 shares of our common stock at a total cost of $627.6 million and $585.8 million, respectively.
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

THE CORPORATE EXECUTIVE BOARD COMPANY
(Registrant)
Date: November 10, 2008	By:	/s/ Chao Liu
Chao Liu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350