Form 10-K
period 2008-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2009-03-02
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing price of the registrant’s common stock as of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,430,589,273*.
There were 34,043,752 shares of the registrant’s common stock outstanding at February 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
     Portions of the registrant’s Proxy Statement relating to its 2009 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

*	Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

THE CORPORATE EXECUTIVE BOARD COMPANY
TABLE OF CONTENTS

PART I
Forward-looking Statements
     This Annual Report on Form 10-K, including information incorporated into this document by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All such forward-looking statements are based on management’s beliefs, current expectations and information currently available to management. These statements are contained throughout this Annual Report on Form 10-K, including under the sections entitled “Business” and ''Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ Forward-looking statements frequently contain words such as “believes,” “expects,” “anticipates,” “intends,” “plans, “will,” “estimates,” “ forecasts,” “projects” and other words of similar meaning. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, financial results or financial condition. Forward-looking statements include information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.
     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those set forth in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, those discussed in this Annual Report on Form 10-K under “Risk Factors,” “Critical Accounting Policies” and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional uncertainties that could affect future results include general economic conditions and future financial performance of members and industries. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date this Annual Report on Form 10-K is filed. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 1. Business.
Our Company
     The Corporate Executive Board (“CEB”) provides companies with products and services designed to enable executives and professionals to deliver positive business outcomes. We generally deliver our products and services to a global network through annual, fixed-fee memberships. At December 31, 2008, our member network included executives and professionals from more than 50 countries and 5,100 institutions, and represented more than 80% of the Fortune 500.
     The CEB member network is essential to our business. Our close relationship with the member network enables us to deliver business insights, best practices, and performance data that are informed by, and respond to, the critical needs of executives and professionals during their careers. In addition, as our membership grows, our data expands, strengthening the power of our network.
Our Products and Services
     Executives face a growing number of urgent issues in their business. We focus our products and services on five corporate decision centers. These corporate decision centers, which we consider our core domains, are:
•	Human Resources

•	Information Technology

•	Finance

•	Legal and Compliance

•	Sales and Marketing
     We serve the core domains across a wide range of industries and at companies around the world. In the current economic environment, we believe our products and services are an attractive and lower cost alternative to other resources, such as traditional professional and information services, available to executives as they solve key business issues. The products and services we provide typically include:
•	Corporate Best Practices. We analyze and document corporate best practices for significant and pressing issues that members confront. Through our proprietary research, we identify key economic leverage points and isolate high return-on-investment practices for members to implement. We deliver best practices to members through various channels, including published studies, interactive workshops, web-based resources, and in-person meetings.

•	Peer Information Sharing. We connect members to a network of peer executives and professionals across industries and geographies. These networks operate in person and through our web- and email-based platforms. In 2008, our network supported approximately 200 executive discussion groups, and we held more than 800 in-person meetings for attendees worldwide. We also held approximately 1,400 virtual events for close to 100,000 participants.

•	Performance Benchmarking. We provide executives with quantitative benchmarks, based on member data, to manage performance and inform decisions. In 2008, we provided 150 new benchmarking datasets for functional headcount, budget, and staff compensation, and other metrics that members used to cut costs and right-size their departments.

•	Diagnostics and Other Workflow-Enhancement Tools. We give members access to tools that support decision making and streamline workflow. For example, our “World Class Performance” diagnostic tool allows a member executive to understand how peer executives assess the performance of the member executive’s function. We provided more than 100 new analytical tools in 2008 that helped functional executives save time in their daily workflows.

•	Decision Support on Urgent Issues. Increasingly during 2008, we delivered decision support and advice to members on time-sensitive issues, as well as on best practices. For example, in the fourth quarter of 2008, we conducted two global teleconferences, one on the impact of the financial crisis, and the other on executive response to recessionary conditions in 2009. These were attended by more than 3,000 and 5,500 executives and professionals, respectively, from around the world.

•	Executive Education. We deliver a proprietary executive education curriculum, on site and through e-learning platforms, to executives and their teams. In certain functions, such as Legal, the curriculum is accredited to meet continuing education requirements.
     We identified a significant shift in the product and service preferences of our members as the full effects of economic turbulence took hold in 2008. As a result, we are refocusing our products and services to address urgent issues, cost-savings best practices, and benchmarking data for restructuring requirements within our core domains. We believe these adjustments to our product portfolio will provide better support to our members as they take steps in 2009 to realign their operations and strategy to address current market conditions.
Our Business Strategy
     We provide resources, analytics, and data assets to business executives and professionals across their careers. The following are key elements of our business strategy:
•	Add New Members and Version Products For Key New Markets. We will continue to expand our footprint within our core domains, to new institutions, and across geographies. Less than 25% of the 22,000 companies we target on a global basis have initiated their first relationship with us. We continue to have substantial opportunities in the North American large corporate market, as well as in international markets and the global middle market; we plan to continue our investments in those platforms. This network expansion strengthens the power of our network and, we believe, the desirability of our products and services.
•	Launch Products That Target New Decisions and Decision Makers. We will continue to launch renewable and scalable products and services to support unmet needs within the functions we target. Our current data assets of more than 300,000 corporate practices position us to identify, evaluate, and communicate emerging insights and solutions to the more than 5,100 member institutions of our more than 40 programs. We believe that additional products and services will increase the value we provide to members.

•	Continue To Forge and Leverage Strong Executive Relationships. We continue to invest in relationship management to deepen our relationships with executives and professionals. Executives and professionals need solutions to common business issues and to the problems they face during unusual market conditions. In addition to our more than 40 programs, we provide data and education-based offerings. We will increase our efforts to match network generated insights to executives’ professional outcomes by more fully integrating our sales and service operations, and by upgrading technology-driven solutions that better connect our resources to our members’ needs. We believe these efforts will grow member relationships while increasing the value of the member network.
     Execution of our business strategy may include making targeted acquisitions to gain capabilities and intellectual property assets that address additional member needs. Historically, acquisitions have been small in scale and focused, and have not resulted in immediate material changes to our revenues and or earnings.
     We completed two small acquisitions in 2008, both of which provide access to a proprietary data asset that supports one of our core domains. Warrillow & Co. (“Warrillow”), based in Toronto, Ontario, is a research and advisory firm serving marketing and sales executives responsible for targeting the small and medium-sized business markets. Warrillow supplements our existing products and services in Sales and Marketing by providing members with customer insight based on market research. Second, Genesee Survey Services, Inc. (“Genesee”), is an employee survey and analytics firm based in Rochester, New York, which works to design surveys, collects data and provides reports to managers in a timely and accurate manner. The Genesee acquisition enables us to build a market-leading employee survey and analytics business.
     In 2007, we purchased Information Technology Toolbox, Inc. (now operating as Toolbox.com), an on-line community of IT professionals who share job-related information. In 2008, the number of registered Toolbox.com users increased by 15% to approximately 1.4 million. Toolbox.com launched two new communities in the fourth quarter of 2008, Toolbox for Human Resources and Toolbox for Finance, to supplement our existing products and services for those core domains.
Our Pricing
     We believe that we offer a lower-priced alternative to traditional professional and information services models. For the majority of our products and services, membership principally is for one year, typically is payable at the beginning of the contract term, and may include a service guarantee. The average price for membership was approximately $30,700 at December 31, 2008. The actual price of any single member’s subscription varies by program and the revenue or staff size of the member institution. We offer discounted pricing schedules and modified terms for member institutions that purchase a large number of memberships. No single member accounted for more than 0.5% of consolidated revenues in 2008.
     We generally offer a service guarantee, which allows a member institution to terminate its membership and request a refund of the membership fee. Under the service guarantee, refunds are provided on a pro-rata basis relative to the remaining term of the membership. In 2008, members requested refunds for 356 memberships out of more than 15,700 sold, or 2.3% of all memberships sold or renewed, as compared to a 1% refund rate in 2007.
     The products we offer through Performance Solutions, Leadership Academies, and Toolbox.com have pricing models that are different from our core products and services. Performance Solutions provides members with individual data, analytics, and support to help them improve the performance of their people and partners on a fee basis.
     Leadership Academies are training and skills development programs for mid-level executives. Leadership Academies charge an annual fee per participant for access to 12 months of training and development services including: skills diagnostic reports, learning portal access, classroom-based development sessions, webinars, and virtual office hours with faculty.
     Toolbox.com (formerly Information Technology Toolbox, Inc.), an online professional networking community, provides knowledge on information technology, human resources, and finance topics free of charge to users. Toolbox.com revenues principally are generated through advertisements posted to the online community portals.
Our Competition
     Our business is highly competitive. We believe that the differentiators in our sector include quality and size of the network, quality of research and analysis, effectiveness of advice, price, breadth of data assets, and service levels. We believe that we provide members with significant value at a lower cost than either an internal research effort or an external consulting contract.
     We compete with firms that offer customized information services products, such as traditional consulting firms, benchmarking firms, and training and development firms. These companies offer a variety of products and services, including market research, performance data, implementation services, and educational programs. We believe these competitors, in general, charge more for their products and services than we do. We also compete against entities such as trade associations, nonprofit organizations, and research and database companies. We believe that these competitors offer less detailed and lower-priced research, networking opportunities, and educational services. Our direct competitors generally compete with us in a single decision support center and/or in a specific industry.
     The Advisory Board Company serves the health-care industry with products and services that are similar to what we provide on a cross-industry basis. In February 2007, we entered into a collaboration agreement with The Advisory Board Company to license research content, enhance services to members, and explore new product development opportunities. To advance these efforts, which require the firms to share proprietary information, the agreement includes a limited non-competition provision.
Our Employees
     We employ individuals from top undergraduate and graduate programs who often have functional, industry, academic, or consulting expertise. Our success depends on our ability to attract, retain, and develop outstanding talent. We offer compelling career paths, opportunities for professional development, and competitive compensation. We compete for employees with numerous information and professional services providers, many of which are significantly larger than we are and, we believe, have greater resources than CEB.
     At December 31, 2008, we employed 2,430 staff members, a reduction of 0.4% versus year-end 2007. Of this employee base, 1,886 were located in the United States (primarily in Arlington, VA), 354 were located in England, 168 were located in India, and 22 were located in Australia. Headcount reductions of approximately 15% are expected during the first quarter of 2009. We intend to selectively add to the staff and skill base during 2009 while managing costs. We believe that our relations with our employees remain favorable, and none of our employees is represented by a collective bargaining arrangement.
Our Sales & Marketing Efforts
     We focus our sales of products and services on five corporate decision centers across industries in more than 50 countries. We generally sell our products and services as a package that enables members to obtain the greatest value from our products and services, as well as from our global member network. Generally, we experience higher sales in the fourth quarter, with approximately 35% of our sales and renewals historically taking place in that quarter.
     During 2008, we began moving to a closer integration of sales and service operations in certain areas to increase individual member impact, with completion targeted in 2009. Through this model, we can better deliver to executives, the optimal selection of products and services and support their needs across their professional careers. We are supporting this commercial and service effort with the implementation of Salesforce.com, our new customer relationship management system, which we believe will provide our teams with visibility and tools they need to create even greater value for members.
     We also began efforts in the third quarter of 2008 to increase awareness of the CEB brand and the value that our products and services deliver. Through these efforts, which we will continue in 2009, we are sharing advice and insights through real-time, electronic, and print media, as well as through public relations programs.
Financial Information on Geographic Areas
     For information regarding revenues related to our operations in the U.S. and foreign countries see Note 17 in the Notes to our Consolidated Financial Statements included in Item 8 below.
Corporate Information
     The Corporate Executive Board Company is a Delaware corporation, incorporated in 1997. We are a publicly traded company with common stock listed on the NASDAQ Global Stock Market under the symbol “EXBD.”

     Our executive offices are located at 1919 North Lynn Street, Arlington, VA, 22209. Our telephone number is (571) 303-3000. Our website is www.executiveboard.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.
Available Information.
     We make available, free of charge, through our website (follow the “Investors” link to the “Shareholder Information” link, then “SEC Filings”) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
Item 1A. Risk Factors.
     All of the following risks could materially and adversely affect our business, financial condition, and results of operations. In addition to the risks discussed below and elsewhere in this Annual Report on Form 10-K, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition, and financial results.
The recent turmoil in the global economy and the financial markets, and the related economic downturn, could adversely impact our business, results of operations, financial condition, and liquidity.

     Current global economic and financial market conditions, and the potential for a significant and prolonged global economic recession, could materially and adversely affect our business, results of operations, financial condition, and liquidity. These conditions also could materially impact our members, including our large accounts, causing them to go out of business entirely; defer purchasing their first product; defer, reduce, or not increase the volume of memberships they purchase from us in the future; or terminate existing memberships during the membership term under our service guarantee. These conditions also could materially impact our vendors, causing them to go out of business entirely or be unable or unwilling to meet their commitments to us. Changes of this type could significantly affect our business and liquidity or could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected. In addition, the current global economic conditions could reduce the overall demand for professional information services as global companies consolidate purchasing, downsize departmental budgets, and reduce company-wide discretionary spending. While we market and sell our products throughout the year, approximately 35% of our sales and renewals historically have taken place in the fourth quarter of the year. Significant volatility or weakness in economic conditions during the fourth quarter could adversely affect our financial results and future growth.
We may fail to attract new members to our programs, obtain renewals from existing members, and sell additional programs to existing members.
     We derive most of our revenues from annual memberships for our products and services. Our revenue growth depends on our ability to attract prospects to their first membership; sustain high renewal rate of existing memberships and sell additional products and services to existing members. Failure to achieve new member and member renewal rate levels or to cross-sell additional memberships to existing members at the level we forecast could materially and adversely affect our operating results.
We may experience difficulty collecting membership fees as a result of deteriorating operating conditions at our member institutions, resulting from current market conditions.
     While we believe we have a stable member base and have experienced strong collections in the past, if current market conditions continue to deteriorate, we may experience increased turnover in our member base, including reductions in their commitments to us, which could have a material adverse effect on our results of operations and financial condition. We maintain allowances for estimated losses resulting from the inability of our members, including our large accounts, to make required payments. Such losses historically have been within our expectations and the provisions established. In light of the current turmoil in the worldwide economy, we have increased these provisions; however, we cannot predict the timing, strength, or duration of the current economic slowdown or subsequent economic recovery, and the negative impact of such events on our members’ ability to pay us on a timely basis or at all may be more severe than we have anticipated. Payment delinquencies at higher rates than we have estimated would adversely affect our operating results.
If we do not retain members for the duration of their membership terms we could suffer a loss of revenue due to our service guarantee.
     We offer a service guarantee to members under which a member may request a refund of the membership fee for a research program during the membership term. Refunds are provided on a pro-rata basis relative to the remaining term of the membership. Requests for refunds by a significant number of our members could adversely affect our financial results and future growth. We maintain allowances for estimated losses resulting from members’ refund requests. In light of the current market conditions, we have increased these provisions, however, we cannot predict the timing, strength, or duration of the current economic slowdown or subsequent economic recovery, and the negative impact of such events on our members’ decisions to request refunds may be more severe than we have anticipated. Failure to retain members for the duration of their membership term at the level we forecast could materially and adversely affect our operating results.
The current conditions in the global economy and the financial market could make it more difficult for us to anticipate member needs and demands and provide relevant support.
     Our products and services provide insights and information to business executives and professionals. Particularly in light of rapidly changing global economic conditions, our continuing and future success depends upon our ability to anticipate rapidly changing market trends and adapt our research, analysis, new product development, and sales and service model to the changing information needs of our members. The industry and business sectors that we analyze are undergoing frequent and often dramatic changes, including the introduction of new products and the obsolescence of old products, shifting strategies and market positions of major industry participants, and changing objectives and expectations of users of members’ products and services. This environment of rapid and continuous change presents significant challenges to our ability to provide our members with current and timely research and analysis on issues of importance. If we fail to continue to provide helpful and timely research and analysis of developments and trends, to introduce relevant new products, or to serve members in a manner that meets their evolving needs, we may experience increased member turnover, lower new member and renewal rates, and decreased cross-selling of additional products to existing members, which would adversely affect our financial results and future growth.
Our announced business restructuring plan may be unsuccessful or may have unanticipated negative results.
     In January 2009, we announced adoption of a plan to restructure our business. This restructuring includes a reduction in our workforce; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of a new, integrated approach to prospect and member account management. Because our restructuring plan involves significant changes to our business and operations, it creates risk and uncertainty. While the restructuring plan is intended to enhance our product and service offerings, strengthen our relations with existing and prospective members, revise our sales and service model, and improve our efficiency as an organization, we may not realize some or any of these intended benefits. The plan may not have identified the appropriate products to consolidate or retire, and additional consolidation and/or retirement may be required. The plan may not have sufficiently reduced our workforce, and additional reductions may be required. The plan may adversely affect our relationships with existing and prospective members, causing them to defer joining their first program, reduce the number of programs they join, cancel or choose not to renew existing memberships, or terminate their memberships before the end of the term under our service guarantee. The plan also could have a negative effect on our relationships with current and former employees, harm their morale and productivity, increase employee attrition, and damage our ability to recruit new employees. If we do not realize the intended benefits of the restructuring, or if the restructuring has these or other negative effects, our business, financial results, and reputation may be harmed.
We may not compete successfully and, as a result, may experience reduced demand for our products and services.
     The information and professional services industry is a highly competitive industry with numerous differentiators, including quality of the network, pricing, quality of research and analysis, breadth of databases, and service. We compete against traditional consulting firms, training and development firms, trade associations, nonprofit organizations, and research and database companies. We also compete against providers of free content over the Internet and through other delivery channels. Our failure to compete effectively, both in terms of product quality and in terms of price, with our competition could adversely affect our financial results and future growth.
Continued turmoil, consolidation, and business failures in the global financial services industry may cause us to lose additional members.
     A number of our products and services provide insights and information to executives and professionals in the global financial services sector. The global financial services sector has been experiencing turmoil, consolidation, and business failures since the second half of 2007. The turmoil, consolidation, and business failures have resulted, and are expected to continue to result, in a reduction in the number of members and prospective members from the global financial services sector. In 2008, we experienced material declines in our total Contract Value resulting from large companies who experienced disruptive economic distress themselves, or from other companies that disappeared entirely. At December 31, 2008, approximately 22% of our Contract Value was attributable to members in the global financial services sector, which includes commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies. Additional turmoil, consolidation, and business failures in the global financial services sector could adversely affect our financial results and future growth.
Our international operations involve financial, regulatory, and business risks that differ from or are in addition to those faced by our U.S. operations.
     We are scaling our infrastructure to support our businesses outside the U.S. We sell our membership programs in approximately fifty countries outside of the U.S., and those international sales account for approximately 30% of our total revenues. Our international operations involve financial, regulatory, and business risks that differ from or are in addition to those faced by our U.S. operations, including: cultural and language differences, limited brand recognition for The Corporate Executive Board outside of the U.S., less favorable employment laws that could affect our relations with our employees, fluctuations in foreign exchange rates, different regulatory requirements and compliance obligations, reliance on technology, difficulties in managing overseas operations, higher operating costs, restrictions on the repatriation of earnings, differing accounting principles and standards, potentially adverse tax consequences, different and potentially less stable political environments for our employees and our members, and catastrophic events that could interrupt or adversely effect operations. Our failure to manage our international operations effectively could adversely affect our operating results, limit growth, and damage our reputation.
Our transition to an integrated account management model may be unsuccessful or may have unanticipated negative results.
     In 2008, we began moving to a closer integration of our sales and service operations to increase individual member impact, with completion targeted in 2009. While the integrated sales and service model is intended to strengthen our relations with existing and prospective members and deliver greater value to them from our products and services, we may not realize some or any of these intended benefits. The integrated sales and service model may adversely affect our relationships with existing and prospective members, causing them to defer joining their first program, reduce the number of programs they join, cancel or choose not to renew existing memberships, or terminate their memberships before the end of the term under our service guarantee. Our transition to an integrated account management model will require our sales and service staff to learn new skills, roles, and responsibilities. Our failure to adequately train employees for new account management roles could result in a failure to achieve our sales goals, which could adversely affect our financial results. It also could reduce employee morale and productivity, increase employee attrition, and damage our ability to recruit new employees.
Our acquisitions involve financial and business risks that differ from or are in addition to those faced by our existing operations.
     We make acquisitions that bring us capabilities and intellectual properties that address gaps in member needs and workflows. The acquisitions generally do not represent immediate material changes to our revenues and earnings. These acquisitions could require significant capital infusions. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities or by securing a bank credit facility. Any issuance of equity or convertible debt securities may be dilutive to our existing shareholders.
     Our acquisitions could involve financial and business risks that differ from or are in additional to those faced by our U.S. operations, including: difficulties integrating the operations, personnel, technologies, products, vendors, and information systems of the companies we acquire; failure to retain key personnel; the acquisition of products with lower gross margins than our customary product; and exposure under arrangements such as earn-outs. These risks could adversely affect our operating results and limit future growth. Acquisitions may involve additional costs and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could adversely impact our results of operations.
We may be subject to additional impairment losses due to potential declines in the fair value of our assets.
     As a result of our acquisitions, particularly that of Information Technology Toolbox, Inc. (now doing business as Toolbox.com), we have goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment loss of $23.2 million. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets, and if we determine in the future that there is a potential further impairment, we may be required to record additional losses, which could materially and adversely affect our financial results.
     The potential for goodwill impairment is increased during a period of substantial economic volatility (as we are now experiencing), to the extent we acquire a company at a negotiated price, based on anticipated future performance, and subsequent declining market conditions result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these charges would reduce our reported results and could cause the price of our common stock to decline. A prolonged downturn in the U.S. or global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment. See Note 9 to our Consolidated Financial Statements for additional information related to impairment of goodwill.

We may be unable to attract and retain highly skilled management and employees.
     Our continued and future success depends upon our ability to hire, train, and retain highly skilled management and employees, particularly senior leaders, research analysts, and sales and marketing staff. As a result of the global economic conditions, we have implemented management and staff reductions that will reduce our workforce by approximately 15% through current reductions and unfilled positions. For our continuing management and employees, we may adjust compensation packages to remain competitive in light of the decline in the value of our stock price, and because we expect to continue to experience intense competition for our professional personnel from management consulting firms and other producers of professional information services. If we fail to attract, train, and retain a sufficient number of highly skilled management and employees in the future, our financial results and future growth will be adversely affected.
We may fail to implement, maintain, and upgrade the technology and information infrastructure that supports our products and services.
     We serve our global membership through a technology and information management infrastructure. Among other functions, we use our technology and information management infrastructure, as well as the technology and information management infrastructure of vendors, to promote, sell, service, develop, store, and deliver our products and services to members; as well as to bill, collect, and make payments related to our products and services. Our failure to make capital expenditures in this infrastructure and to update the infrastructure in order to meet our members’ demands for products and services; and to address information security, privacy, data management, and other concerns with our infrastructure and the infrastructure of our vendors, both in the U.S. and internationally, could adversely affect our operating results, future performance, and reputation. In many countries and in individual states within the U.S., the rules governing information security, privacy, and related concerns are evolving and may be stricter than the equivalent rules in the U.S. Our failure to optimize the use of the technology and information infrastructure, to properly anticipate or meet member demands and expectations, or to address the evolving regulatory environment governing our use of technology and information could adversely affect our operating results, limit our future growth, and harm our reputation. Our failure to protect our technology and information infrastructure from natural disasters, power loss, malicious and negligent actions by employees or third parties, and other failures, could result in interruptions to our business and operations, which could adversely affect our financial results, future growth, and reputation.
We may be unable to protect our intellectual property rights.
     We rely on nondisclosure and confidentiality arrangements with employees, members, and third-parties, as well as copyright and other laws, to protect our proprietary rights in our products, services, and other proprietary information. We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter negligent or intentional misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If substantial and material unauthorized uses of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our products and services would be adversely affected.
We may be exposed to litigation related to the content we publish.
     As a publisher and distributor of original research and analysis, a user of third-party content, and an on-line content provider through Toolbox.com and other services, we face potential liability for trademark and copyright infringement and other claims based on the material we publish. Any such litigation, whether or not resulting in a judgment against us, could have a material adverse effect on our financial condition and results of operations.
We could be subject to additional income and other tax liabilities.
     We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income and other taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, there could be changes in the valuation of our deferred tax assets and liabilities; or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. We are subject to audits in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.
We are exposed to interest rate fluctuations that could have a negative impact on our financial results or condition.
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents, and marketable securities, which is intended to protect principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations with maturities of less than three months. Marketable securities consist primarily of U.S. Treasury notes and Washington, D.C. tax exempt bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. Our portfolio is subject to interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. In an environment of generally low interests rates, as currently exists, we will likely realize lower interest income on our investments, which will reduce our overall earnings. In a volatile interest rate environment, we may have investments that pay interest at rates below then-current market rates, and we may not be able to reinvest quickly enough to take advantage of short-term rate increases.
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     Our headquarters is located in Arlington, Virginia. The terms of the lease contain provisions for rental and operating expense escalations. Our facilities accommodate research, marketing and sales, information technology, administration, graphic and editorial services and operations personnel. Our leases for office space consist of:

Location	Square feet	Lease Expiration

Arlington, Virginia	625,000	2028
London, England	78,000	2018
Gurgaon, India	68,000	2013
Chicago, Illinois	52,000	2013
San Francisco, California	28,000	2012
Rochester, New York	13,000	2011
Scottsdale, Arizona	9,000	2009
West Chester, Pennsylvania	6,000	2010
Sydney, Australia	7,600	2013
Toronto, Canada	4,000	2011
     We believe that our existing and planned facilities will be adequate for our current needs and that additional facilities are available for lease to meet any future needs.
Item 3. Legal Proceedings.
     From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our properties are not subject to, any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted for a vote of our stockholders during the fourth quarter of 2008.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders and Dividends
     Our common stock has been quoted on the Nasdaq Stock Market under the symbol “EXBD” since our initial public offering on February 23, 1999. At February 4, 2009, there were 47 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Stock Market and cash dividends declared per common share.

	High	Low	Dividends
2008:
First quarter	$60.37	$37.50	$0.44
Second quarter	47.50	38.15	0.44
Third quarter	42.79	30.06	0.44
Fourth quarter	31.68	18.79	0.44

2007:
First quarter	$96.33	$73.15	$0.40
Second quarter	77.39	58.54	0.40
Third quarter	74.37	62.94	0.40
Fourth quarter	76.99	58.63	0.40
     In February 2009, our Board of Directors declared a quarterly cash dividend of $0.44 per share. The dividend is payable on March 31, 2009 to stockholders of record at the close of business on March 13, 2009. We fund our dividend payments with cash on hand and cash generated from operations.
Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities during 2008.
Issuer Purchases of Equity Securities
     A summary of the share repurchase activity for the fourth quarter of 2008 is as follows:

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
October 1, 2008 to October 31, 2008	—	$—	—	$22,404,907
November 1, 2008 to November 30, 2008	—	$—	—	$22,404,907
December 1, 2008 to December 31, 2008 (1)	87	$21.89	87	$22,403,003

Total	87	$21.89	87

(1)	Amounts include the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards.

     In July 2007, our Board of Directors authorized a share repurchase of up to an additional $125 million of our common stock. When combined with the remaining balance of the then-existing share repurchase authorizations, this provided us the opportunity to repurchase up to $149.2 million of our shares as of the July 2007 date of the additional share repurchase authorization. Repurchases may continue to be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations. At December 31, 2008 and 2007, we had repurchased 9,161,615 and 8,125,931 shares of our common stock at a total cost of $627.6 million and $585.8 million, respectively.
Item 6. Selected Financial Data.
     The following table sets forth selected financial and operating data. The selected financial data presented below has been derived from our consolidated financial statements which have been audited by our independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per-share amounts)
Consolidated Statements of Income Data
Revenues	$558,352	$532,716	$460,623	$362,226	$280,724
Costs and expenses:
Cost of services	176,552	183,088	164,022	120,944	91,469
Member relations and marketing	160,259	150,032	122,177	93,657	75,560
General and administrative	75,208	71,984	59,629	40,295	31,254
Depreciation and amortization	21,895	15,573	10,381	7,308	6,782
Impairment loss	23,246	—	—	—	—
Restructuring costs	8,006	—	—	—	—
Non-cash lease restructuring costs	—	—	—	—	5,210

Total costs and expenses	465,166	420,677	356,209	262,204	210,275

Income from operations	93,186	112,039	104,414	100,022	70,449
Other (expense) income, net	(5,438)	16,049	24,318	13,588	9,936

Income before provision for income taxes	87,748	128,088	128,732	113,610	80,385
Provision for income taxes	36,957	47,501	49,561	38,550	26,729

Net income	$50,791	$80,587	$79,171	$75,060	$53,656

Earnings per share—basic	$1.48	$2.20	$1.99	$1.90	$1.40
Weighted average shares outstanding—basic	34,205	36,666	39,712	39,572	38,344
Earnings per share—diluted	$1.48	$2.17	$1.94	$1.83	$1.34
Weighted average shares outstanding—diluted	34,329	37,159	40,721	41,092	39,925
Cash dividends declared per common share	$1.76	$1.60	$1.20	$0.40	$0.30

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$76,103	$144,356	$487,287	$544,636	$416,977
Deferred income taxes	50,220	37,017	28,005	14,838	29,587
Total assets	446,465	544,772	736,055	726,995	578,451
Deferred revenues	264,253	323,395	308,671	261,300	205,494
Total stockholders’ equity	28,603	67,547	317,865	385,414	327,461

	December 31,
	2008	2007	2006	2005	2004
Other Operating Data (Unaudited)
Membership programs	52	48	42	37	31
Member institutions	5,114	4,711	3,739	2,831	2,368
Total membership subscriptions	15,747	16,349	14,190	10,825	8,202
Average subscriptions per member institution (cross-sell ratio)(1)	3.08	3.47	3.80	3.82	3.46
Client renewal rate (2)	84%	90%	92%	92%	91%
Contract value (in thousands) (3)	$487,107	$526,386	$475,653	$381,366	$294,949

(1)	Excluding the impact of the middle market cross-sell ratio of 1.58, 1.44, 1.1 and 1.0 in 2008, 2007, 2006 and 2005, respectively, the traditional large company market cross-sell ratio was 3.63, 4.03, 4.15 and 3.91 in 2008, 2007, 2006 and 2005, respectively.

(2)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members.

(3)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Selected Financial Data and our annual audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward looking statements and risk factors, see Forward-Looking Statements and Item 1A. Risk Factors.
Executive Overview
     The ongoing turmoil in the global economy contributed to a decline in Contract Value at December 31, 2008. We define Contract Value as the aggregate annualized revenue attributed to all agreements in effect at a given point in time, without regard to the remaining duration of any such agreement. The majority of the Contract Value decrease was from a discrete number of large member companies that experienced disruptive economic distress themselves and from companies that have ceased operations or have been acquired.
     Our growth strategy is to leverage an integrated sales and service model to grow and retain our installed membership base, version our products and services for new markets, launch new products and services in five corporate decision centers, and protect the core economics of our business through effective cost management. Our plan to launch new products and services may include the acquisition of target companies that bring us capabilities and intellectual property assets that target additional member needs.
     In January 2009, we announced adoption of a plan to restructure our business to align expenses more closely with our revenue outlook, in light of continued economic turmoil in the U.S. and global economy, and to redirect resources to areas that we believe have a greater potential for future growth. This restructuring includes a reduction of approximately 15% of the Company’s workforce; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of an integrated approach to prospect and member account management.
General
     We generate the majority of our revenue through memberships that provide access to our products and services, which are delivered through several channels as discussed in “Our Products and Services.” Memberships, which principally are annually renewable agreements, primarily are payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. A member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.

     Our operating costs and expenses consist of:
•	Cost of services, which represents the costs associated with the production and delivery of our products and services, consisting of compensation, including share-based compensation, for research personnel and in-house faculty; the production of published materials; the organization of executive education seminars; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new members and the costs of maintaining and renewing existing members, consisting of compensation (including sales commissions and share-based compensation), travel and associated support services.

•	General and administrative, consisting of compensation, including share-based compensation, and other costs associated with human resources and recruiting, finance and accounting, legal, management information systems, facilities management, new product development and other administrative functions.

•	Depreciation and amortization, consisting of depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and Web site development costs and the amortization of intangible assets.
     In 2008, we also recognized an Impairment loss primarily from the write-down of goodwill for Toolbox.com and Restructuring costs, consisting primarily of severance and related termination benefits, pursuant to a plan of workforce reductions.
Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. This is not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members and information available from other outside sources, as appropriate. For a more detailed discussion of the application of these and other accounting policies, see Note 2 to our consolidated financial statements. Our critical accounting policies include:
Revenue recognition
     In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Revenue from membership subscriptions is recognized ratably over the term of the related subscription, which generally is 12 months. Membership fees generally are billable, and revenue recognition begins, when a member agrees to the terms of the membership and fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain membership fees are billed on an installment basis. Members generally may request a refund of their membership fees, which is provided on a pro-rata basis relative to the length of the remaining membership term, under our service guarantee. Revenue from membership subscriptions was greater than 95% of total revenue in 2008, 2007 and 2006.
     Advertising and content related revenue from Toolbox.com is recognized as the services are provided.
Allowance for uncollectible revenue
     We record an allowance for uncollectible revenue as a reduction in revenue based upon management’s analyses and estimates as to the collectability of our accounts receivable. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific member collection issues that we have identified, general market conditions, member concentrations and current economic and industry trends. Membership fees receivable balances are not collateralized.
Income taxes
     Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. We have provided a valuation allowance of $8.1 million at December 31, 2008 for the estimated loss of Washington, D.C. tax credits, which was caused by our move to Virginia in 2008 and state deferred tax assets, consisting primarily of state net operating loss carryforwards for one of our subsidiaries.

     In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local and foreign income taxes, and our ability to use tax incentives. We file income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods prior to 2005.
Goodwill
     As a result of acquisitions, any excess purchase price over the net tangible and identifiable intangible assets acquired is recorded as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a valuation and our estimates and assumptions may be subject to change. Intangible assets consist primarily of purchased software and customer relationships. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 20 years.
     We review goodwill and other intangible assets for impairment annually on October 1 or whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). If we determine that an impairment has occurred, we are required to record a write-down of the carrying value as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
     Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any. We estimate the fair value of our reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about sales, operating margins and growth rates are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period.
     The second step compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.
     The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the fair value of the reporting unit is allocated to all the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).
Long-lived assets, including intangibles
     Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable.
Deferred incentive compensation
     Direct incentive compensation paid to our employees related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.

Share-based compensation
     Under the provisions of FAS 123(R), we calculate the grant date fair value of share-based awards using a lattice valuation model. For grants prior to the adoption of FAS 123(R) on January 1, 2006, we used the Black-Scholes valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our stock and estimated forfeiture rates of the awards. Prior to adopting FAS 123(R), we recognized forfeitures only as they occurred. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Year ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of services	31.6	34.4	35.6
Member relations and marketing	28.7	28.2	26.5
General and administrative	13.5	13.5	12.9
Depreciation and amortization	3.9	2.9	2.3
Impairment loss	4.2	—	—
Restructuring costs	1.4	—	—

Total costs and expenses	83.3	79.0	77.3

Income from operations	16.7	21.0	22.7
Other (expense) income, net	(1.0)	3.0	5.3

Income before provision for income taxes	15.7	24.0	27.9
Provision for income taxes	6.6	8.9	10.8

Net income	9.1%	15.1%	17.2%

Years ended December 31, 2008, 2007 and 2006
Contract Value
     Contract value decreased 7.5% to $487.1 million at December 31, 2008 and increased 10.7% to $526.4 million at December 31, 2007 from $475.7 million at December 31, 2006.
     In 2008, the largest driver of the decrease resulted from large member companies who experienced disruptive economic distress themselves, or from other member companies that disappeared entirely, primarily in the financial services, transportation, and building materials industries. This decrease, which we experienced both in North America and Europe, accounted for approximately $32 million, or 80%, of the Contract Value decrease. The remaining Contract Value decrease is driven by a reduction in spending by the general membership base, partially offset by sales to new members and sales of new products. The total number of membership subscriptions decreased 3.7% to 15,747, the total number of member institutions increased 8.6% to 5,114 and the average subscription price decreased 4.6% to $30,714 at December 31, 2008.
     In 2007, the largest drivers of the increase were the addition of new members and cross sales of memberships to existing members. The total number of membership subscriptions increased 15.2% to 16,349, the total of member institutions increased 26% to 4,711 and the average subscription price decreased 3.9% to $32,196 at December 31, 2007.
Revenues
     Revenues increased 4.8% from $532.7 million in 2007 to $558.4 million in 2008 and increased 15.7% from $460.6 million in 2006 to $532.7 million in 2007.

     In 2008, the largest drivers of the increase related to the recognition of the year end 2007 deferred revenue balance, which had increased from year end 2006, and new members joining their first program, and to a lesser extent, the introduction of new research programs, and the inclusion of revenues from Toolbox.com for the entire year compared to only five months in 2007. These increases were partially offset by the impact of the provision for uncollectible revenues. The provision for uncollectible revenues increased $3.2 million from 2007 to 2008.
     In 2007, the largest drivers of the increase in revenues were the addition of new members, the introduction of new research programs and the addition of Toolbox.com for the last five months of 2007.
     We introduced four new programs in 2008 and six new programs in each of 2006 and 2007.
Costs and expenses
     Included in the results of operations and the discussion and analysis of changes below are amounts related to a decrease in share-based compensation expense and moving-related costs in 2008. The decrease in share-based compensation expense relates to an increase in our anticipated forfeiture rate and a decrease in the fair value of new share-based awards granted. In 2008, we increased our estimated forfeiture rate from 3% to 14% and the cumulative effect of the change in estimate was a reduction in compensation expense of $2.9 million. In 2008, we also recorded $6.0 million in moving-related costs, including expenses associated with overlapping office leases associated with our move to our Arlington, Virginia headquarters. These expenses are allocated to Cost of services, Member relations and marketing and General and administrative expenses.
Cost of services.
     Cost of services decreased 3.5% to $176.6 million in 2008 from $183.1 million in 2007, and increased 11.6% in 2007 from $164.0 million in 2006.
     The decrease from 2007 to 2008 of $6.5 million was primarily due to a reduction in compensation and related costs including salaries, payroll taxes, and incentives, a decrease in the fair value of deferred compensation and a decrease in share-based compensation expense of $4.8 million relative to 2007. Offsetting the decreases, in part, was an increase in facilities expense due to overlapping lease periods related to our move from Washington, D.C. to our Arlington, Virginia headquarters. Additional increases included external consulting, executive education seminar costs and expenses related to the inclusion of Toolbox.com for the entire year in 2008.
     The increase from 2006 to 2007 of $19.1 million was primarily due to an increase in compensation and related costs, including incentives and payroll taxes and to a lesser extent facilities costs relating mostly to our Arlington, Virginia headquarters and additional office space taken in London, England and executive education seminar expenses. These increases were partially offset by decreases in printing expenses, external consulting costs and a decrease in share-based compensation expense relative to 2006 of $1.3 million.
     Cost of services as a percentage of revenues was 31.6% in 2008, 34.4% in 2007 and 35.6% in 2006.
     The decrease as a percentage of revenues from 2007 to 2008 of 2.8% was primarily due to decreases in compensation and related costs including salaries, payroll taxes, deferred compensation, incentives and a decrease in share-based compensation expense offset by a slight percentage increase in facilities and related costs.
     The decrease as a percentage of revenues from 2006 to 2007 of 1.2% was primarily due to lower share-based compensation expense, and to a lesser extent, printing costs and external consulting fees, and was partially offset by percentage increases in overhead including facilities costs.
     Cost of services as a percentage of revenues may fluctuate from year to year due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, Cost of services as a percentage of revenues may not be indicative of future annual results. However, because Cost of services includes both fixed and variable components in terms of both amount and timing of expenses incurred, we have some flexibility to manage a portion of these expenses in light of changing market conditions.

Member relations and marketing.
     Member relations and marketing increased 6.9% to $160.3 million in 2008 from $150.0 million in 2007, and increased 22.7% in 2007 from $122.2 million in 2006.
     The increase from 2007 to 2008 of $10.3 million was primarily due to compensation and related costs including salaries, payroll taxes and incentives, and facilities costs as noted above. The increased compensation costs were part of our initiative to strengthen our North American sales force and resulted from incremental investments in staffing, incentives and training. To a lesser extent, the increase was due to the inclusion of Toolbox.com for the entire year in 2008. These increases were partially offset by a decrease in share-based compensation expense of $3.2 million and a decrease in the fair value of deferred compensation.
     The increase from 2006 to 2007 of $27.8 million was primarily due to an increase in personnel related costs including salaries relating to an increase in member relations and marketing headcount and incentives relating to higher revenue. Other factors contributing to the increase, but to a lesser extent, include facilities costs associated with the office spaces discussed in Cost of services above and external consulting fees. These increases were partially offset by a decrease in travel and travel related expenses and a decrease in share-based compensation of $0.9 million.
     Member relations and marketing expense as a percentage of revenues were 28.7% in 2008, 28.2% in 2007 and 26.5% in 2006.
     The increase as a percentage of revenues from 2007 to 2008 of 0.5% was primarily due to the inclusion of Toolbox.com and an increase in facilities costs.
     The increase as a percentage of revenues from 2006 to 2007 of 1.7% was primarily due to the percentage increase in overhead, including facilities costs, and, to a lesser extent, compensation, including salaries and incentives, and external consulting costs and was partially offset by decreases in travel and travel related expenses and, to a lesser extent, a decrease in share-based compensation expense.
General and administrative.
     General and administrative expense increased 4.4% to $75.2 million in 2008 from $72.0 million in 2007, and increased 20.8% in 2007 from $59.6 million in 2006.
     The increase from 2007 to 2008 of $3.2 million was primarily due to an increase in external consulting fees relating to infrastructure investments related to the build out of our Arlington, Virginia headquarters and to a lesser extent, facilities costs, compensation and related costs, including salaries and payroll taxes and the inclusion of Toolbox.com in the results for the full year of 2008 compared with five months in 2007. These increases were partially offset by decreases in severance expense not related to restructuring costs and a decrease in share-based compensation expense of $2.0 million. To a lesser extent, the following also decreased during the period: non-revenue related incentives, the fair value of deferred compensation and employment placement fees.
     The increase from 2006 to 2007 of $12.4 million was primarily due to an increase in compensation and related costs, including salaries and payroll taxes, including $2.3 million relating to severance expense, and to a lesser extent, an increase in facilities costs and external consulting costs. These increases were partially offset by a decrease in payroll taxes associated with the exercise of employee stock options and a decrease in share-based compensation expense of $0.3 million.
     General and administrative expense as a percentage of revenues was 13.5% in 2008, 13.5% in 2007 and 12.9% in 2006.
     General and administrative expense as a percentage of revenues remained flat from 2007 to 2008 primarily as a result of the net changes from items discussed above.
     The increase as a percentage of revenue from 2006 to 2007 of 0.6% was primarily due to the percentage increase in personnel related costs, including the severance expense noted above, and facilities costs. The increases were partially offset by decreases in payroll taxes, external consulting fees and share-based compensation expense as noted above.
Depreciation and amortization.
     Depreciation and amortization expense increased 40.4% to $21.9 million in 2008 from $15.6 million in 2007 and 50.0% in 2007 from $10.4 million in 2006.

     The increase from 2007 to 2008 of $6.3 million was primarily due to the amortization relating to the full year’s effect of purchase price allocated to identifiable intangible assets as part the acquisitions of Toolbox.com and other smaller acquisitions. The total increase in amortization expense year-over-year was $3.5 million. The increase was also due to depreciation related to tenant improvements and computer hardware placed into service in 2008 related our Arlington, Virginia office.
     The increase from 2006 to 2007 of $5.2 million was primarily due to amortization of intangible assets relating to the purchase of Toolbox.com, which accounted for $1.7 million in 2007. To a lesser extent, the percentage increase was also due to depreciation related to the purchase of equipment and software for the build-out of our Arlington, Virginia infrastructure, investments in leasehold improvements for additional office space for the London office, and the purchase of computer equipment and management information systems software to support organizational growth.
     Depreciation and amortization expense as a percentage of revenues was 3.9% in 2008, 2.9% in 2007 and 2.3% in 2006. The percentage increases are due to the factors discussed above.
Impairment loss
     In the fourth quarter of 2008, based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue), we concluded that goodwill amounts previously recorded for the 2007 acquisition of Toolbox.com were impaired. We utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value of Toolbox.com. The total impairment loss recognized in the fourth quarter of 2008 was $23.2 million. This non-cash charge did not impact our liquidity position or cash flows.
Restructuring Costs
     In the fourth quarter of 2008, we committed to a plan of workforce reductions to restructure our business to align expenses more closely with our revenue outlook, in light of continued economic turmoil in the U.S. and global economy, and to redirect resources to areas that we believe have a greater potential for future growth. This restructuring includes a reduction of approximately 15% of the Company’s workforce; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of a new, integrated approach to prospect and member account management.
     Pre-tax restructuring charges for these actions are estimated to be approximately $9.3 million, most of which is associated with severance and related termination benefits. We recorded a pre-tax restructuring charge of $8.0 million for these actions in the fourth quarter of 2008. We expect to recognize a majority of the remaining charges in the first quarter of 2009, with the remaining costs being recognized over the remainder of 2009. Substantially all of these charges will result in cash expenditures in 2009. We expect that the annualized pre-tax savings associated with the restructuring will be approximately $31 million.
Other (expense) income, net.
     Other (expense) income, net decreased in 2008 to expense of $5.4 million from income of $16.0 million in 2007 and income of $24.3 million in 2006.
     Other (expense) income, net, for 2008 was comprised of interest income of $4.3 million earned on cash and cash equivalents and marketable securities and the realized gain on the sale of marketable securities, offset by a $1.8 million write-down of a cost method investment, a $3.4 million foreign currency remeasurement loss, and the impact of the change in fair value of participant accounts relating to our deferred compensation plan of $4.5 million. In 2008, the decrease in interest income, net was primarily due to decreased levels of cash and cash equivalents and marketable securities relative to 2007 and lower investment returns in a lower interest rate environment.
     Other (expense) income, net, for 2007 was comprised primarily of $14.9 million of interest income earned on cash and cash equivalents and marketable securities, the realized gains and losses on the sale of marketable securities and the increase in fair value of participant accounts in our deferred compensation plan of $1.1 million. In 2007, the decrease in Other (expense) income, net was primarily due to decreased levels of cash and cash equivalents and marketable securities relative to 2006 and lower investment returns in a lower interest rate environment and the decrease in the fair value of participant accounts relating to our deferred compensation plan.

Provision for income taxes.
     We recorded a Provision for income taxes of $37.0 million, $47.5 million and $49.6 million in 2008, 2007 and 2006, respectively.
     In 2008, our effective income tax rate increased to 42.1% primarily due to the effects of unrealized currency translation loss recognized for book purposes, an increase in the state effective rate due to the move to Virginia, as well as an increase to the valuation allowance related to certain state deferred tax assets.
     In 2007, our effective income tax rate decreased from 38.5% to 37.1% primarily due to an increase in the estimated amount of Washington, D.C. income tax incentives that we were able to utilize prior to moving to our new Virginia office location and an increase in our deferred tax assets from higher state tax rates.
Liquidity and Capital Resources
     Cash flows generated from operating activities are our primary source of liquidity and we believe that existing cash, cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $76.1 million and $144.4 million at December 31, 2008 and 2007, respectively. We have completed the build-out of the office space for our headquarters in Arlington, Virginia which included total cash payments of $59.7 million, net of lease incentives received. Of this amount, $25.5 million was paid in 2007 and the remaining $34.2 was paid in 2008.
Cash flows from operating activities.
     Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations and advance payments of membership subscriptions historically has resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $85.2 million, $110.0 million, and $136.3 million in 2008, 2007 and 2006, respectively.
     We made income tax payments of $55.2 million, $60.8 million and $9.0 million in 2008, 2007 and 2006, respectively, and expect to continue making tax payments in future periods. In 2008, we received $9.0 million of incentives associated with our lease and move to Arlington, Virginia.
Cash flows from investing activities.
     Our cash management, acquisition and capital expenditure strategies affect cash flows from investing activities. In 2008, net cash flows used in investing activities were $16.3 million. In 2007, net cash flows provided by investing activities were $121.8 million. In 2006, net cash flows used in investing activities were $212.0 million.
     In 2008, we used $42.5 million in investing activities for capital expenditures, including furniture, fixtures and equipment and leasehold improvements primarily related to the build-out of our Arlington, Virginia headquarters. The build-out is complete at December 31, 2008. We estimate that capital expenditures to support our infrastructure will be approximately 2% to 3% of annual revenue during 2009. In addition, we acquired two companies totaling $10.0 million, net of cash acquired. These activities were offset by $36.5 million of net proceeds from maturities and sales of marketable securities.
     In October and December 2008, we acquired 100% of the equity interests of two companies that supplement our existing product offerings in two corporate decision centers by providing access to proprietary data assets. The total purchase price for both acquisitions was $10.0 million, net of cash acquired, which was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. We allocated $5.6 million to intangible assets with a weighted average amortization period of 8 years and $6.7 million was allocated to goodwill. The purchase price for one of the acquisitions may be increased if certain performance targets are met in each of the three annual periods ending December 31, 2009, 2010 and 2011.
     In 2007, we used $34.5 million in investing activities for capital expenditures, including furniture, fixtures and equipment and leasehold improvements primarily related to the build-out of our Arlington, Virginia headquarters. We used $61.6 million, net of cash acquired, for acquisitions, which primarily related to the acquisition of Toolbox.com and $3.8 million for a cost method investment. These activities were offset by $221.7 million of net proceeds from maturities and sales of marketable securities.

     In July 2007, we acquired 100% of the equity interests of Information Technology Toolbox, Inc., which operates an online community of approximately 1.4 million information technology professionals who share job-related information. The purchase price was $58.9 million, reduced by the assumption of $1.0 million in transition bonuses that were paid by us. Under the terms of the acquisition agreement, the purchase price may be increased if certain financial thresholds are achieved during the 12-month period ending on or before December 31, 2010. Pro forma information disclosing the operating results in 2006 and 2007 is not presented.
     In 2006, we used $194.3 million in investing activities to purchase marketable securities, net of maturities and $17.7 million for capital expenditures, including leasehold improvements for additional office space in Washington, D.C. and London, England, Web site development costs and computer equipment and software.
Cash flows from financing activities.
     Net cash flows used in financing activities were $100.3 million, $355.6 million and $177.2 million in 2008, 2007 and 2006, respectively.
     In 2008, dividend payments were $59.9 million and we repurchased 1.0 million shares of our common stock at a total cost of $41.8 million. Proceeds from the issuance of common stock under the employee stock purchase plan totaled $1.4 million. In addition, we received $0.1 million from the exercise of common stock options.
     In 2007, dividend payments were $57.8 million and we repurchased 4.3 million shares of our common stock at a total cost of $303.0 million. Proceeds from the issuance of common stock under the employee stock purchase plan totaled $2.1 million. In addition, we received $0.7 million from the exercise of common stock options and recognized excess tax benefits of $2.4 million from the exercise of share-based compensation.
     In 2006, dividend payments were $47.4 million and we repurchased 1.9 million shares of our common stock at a total cost of $176.0 million. Proceeds from the issuance of common stock under the employee stock purchase plan totaled $2.0 million. In addition, we received $3.0 million from the exercise of common stock options and recognized excess tax benefits of $41.2 million from the exercise of share-based compensation.
     At December 31, 2008, we had outstanding letter of credit agreements totaling $6.4 million for security deposits related to certain office leases. The letters of credit expire at various times from January 2009 through September 2009, but will automatically extend for another year from their expiration dates. To date, no amounts have been drawn on these agreements. In 2008, we terminated letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expired. Under the terms of the Arlington, Virginia lease agreement, we committed to providing the landlord security deposits totaling $50 million and pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. In August 2008, we replaced the $50 million pledge of long-term marketable securities with a letter of credit for $4.5 million.
Contractual obligations
     The following summarizes our known contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
	Total	<1 Year	1 - 3 Years	4 - 5 Years	>5 Years
Operating lease obligations	$545,406	$32,393	$64,323	$62,792	$385,898
Other liabilities	$12,141	$1,292	$1,438	$1,161	$8,250
     The operating lease obligations relate primarily to our office leases, excluding expected rental income under noncancelable subleases, which are more fully described in Note 16 to our consolidated financial statements. Other liabilities include elective deferrals and earnings under the deferred compensation plan. Not included in the table above are unrecognized tax benefits of $427,000.

Off-Balance Sheet Arrangements
     At December 31, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Recent Accounting Pronouncements
     See Note 3 to our consolidated financial statements for a description of recent accounting pronouncements, including the expected dates of adoption.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and results of operations.
Interest rate risk
     We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents include highly liquid U.S. Treasury obligations with maturities of less than three months from purchase. Marketable securities consist primarily of U.S. Treasury notes and insured Washington, D.C. tax exempt bonds. We perform periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile.
     The following table provides the principal (notional) amount by expected maturity of our available-for-sale marketable securities at December 31, 2008 (dollars in thousands):

								Fair
								Value
	2009	2010	2011	2012	2013	Thereafter	Total	12/31/08
Marketable securities	$13,500	$18,545	$9,845	$3,700	$7,655	$3,500	$56,745	$59,889
Average effective interest rate	3.60%	3.94%	4.24%	4.25%	4.63%	4.85%
Foreign currency risk
     Our international operations subject us to risks related to currency exchange fluctuations. Prices for our products are denominated primarily in U.S. dollars, even when sold to members that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. We use forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreements with our UK and India subsidiaries. A forward contract obligates us to exchange a predetermined amount of U.S. dollars to make equivalent Pound Sterling (“GBP”) and Indian Rupee (“INR”) payments equal to the value of such exchanges. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months.
     The functional currency of substantially all of our wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are remeasured at the current exchange rate with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units are remeasured at their historical exchange rates. In 2008 and 2007, we recorded foreign currency translation (losses) gains totaling ($3.4) million and $0.9 million, respectively, which is included in Other (expense) income, net in the consolidated statements of income. A hypothetical 10% adverse movement in GBP would result in expense of approximately $1 million.

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
Management also is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal control that is designed to provide reasonable assurance as to the reliable preparation and presentation of the consolidated financial statements in accordance with generally accepted accounting principles, as well as to safeguard assets from unauthorized use or disposition.
Our control environment is the foundation for our system of internal control over financial reporting and is reflected in our Code of Conduct for Officers, Directors and Employees. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures that are reviewed, modified and improved as changes occur in business conditions and operations.
The Audit Committee of the Board of Directors, which is comprised solely of outside directors, meets periodically with members of management and the independent auditors to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm reports to the Audit Committee and accordingly has full and free access to the Audit Committee at any time.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of internal control over financial reporting and, based on that audit, issued an attestation report, which is included herein.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
March 2, 2009

/s/ Chao Liu
Chao Liu
Chief Financial Officer
March 2, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Corporate Executive Board Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of The Corporate Executive Board Company and Subsidiaries, and our report dated March 2, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 2, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 2, 2009

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,214	$47,585
Marketable securities	13,545	24,153
Membership fees receivable, net	127,007	161,336
Deferred income taxes, net	12,459	12,710
Deferred incentive compensation	12,621	15,544
Prepaid expenses and other current assets	9,140	10,638

Total current assets	190,986	271,966

Deferred income taxes, net	37,761	24,307
Marketable securities	46,344	72,618
Property and equipment, net	109,133	91,904
Goodwill	26,392	42,626
Intangible assets, net	21,205	22,143
Other non-current assets	14,644	19,208

Total assets	$446,465	$544,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,367	$62,681
Accrued incentive compensation	25,145	31,355
Deferred revenues	264,253	323,395

Total current liabilities	355,765	417,431

Other liabilities	62,097	59,794

Total liabilities	417,862	477,225

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 43,205,367 and 43,119,512 shares issued and 34,043,752 and 34,993,581 shares outstanding at December 31, 2008 and 2007, respectively	432	431
Additional paid-in-capital	395,434	383,636
Retained earnings	260,279	269,429
Accumulated elements of other comprehensive income (loss)	55	(194)
Treasury stock, at cost, 9,161,615 and 8,125,931 shares at December 31, 2008 and 2007, respectively	(627,597)	(585,755)

Total stockholders’ equity	28,603	67,547

Total liabilities and stockholders’ equity	$446,465	$544,772

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues	$558,352	$532,716	$460,623

Costs and expenses:
Cost of services	176,552	183,088	164,022
Member relations and marketing	160,259	150,032	122,177
General and administrative	75,208	71,984	59,629
Depreciation and amortization	21,895	15,573	10,381
Impairment loss	23,246	—	—
Restructuring costs	8,006	—	—

Total costs and expenses	465,166	420,677	356,209

Income from operations	93,186	112,039	104,414
Other (expense) income, net	(5,438)	16,049	24,318

Income before provision for income taxes	87,748	128,088	128,732
Provision for income taxes	36,957	47,501	49,561

Net income	$50,791	$80,587	$79,171

Earnings per share:
Basic	$1.48	$2.20	$1.99

Diluted	$1.48	$2.17	$1.94

Dividends per share	$1.76	$1.60	$1.20

Weighted average shares outstanding:
Basic	34,205	36,666	39,712
Diluted	34,329	37,159	40,721
See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$50,791	$80,587	$79,171
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(18,399)	(10,923)	34,139
Amortization of marketable securities premiums (discounts), net	695	(449)	(2,389)
Share-based compensation	12,525	22,764	25,306
Excess tax benefits from share-based compensation arrangements	—	(2,398)	(41,225)
Depreciation and amortization	21,895	15,573	10,381
Impairment loss	23,246	—	—
Changes in operating assets and liabilities:
Membership fees receivable, net	36,112	(6,688)	(32,865)
Deferred incentive compensation	2,923	(2,384)	(1,671)
Prepaid expenses and other current assets	2,283	(645)	(2,210)
Other non-current assets	6,375	(5,578)	(8,564)
Accounts payable and accrued liabilities	11,244	(11,739)	23,933
Accrued incentive compensation	(6,210)	6,293	(1,983)
Deferred revenues	(60,548)	14,724	47,371
Other liabilities	2,300	10,904	6,877

Net cash flows provided by operating activities	85,232	110,041	136,271

Cash flows from investing activities:
Purchases of property and equipment, net	(42,483)	(34,532)	(17,743)
Cost method investment	(386)	(3,829)	—
Acquisition of businesses, net of cash acquired	(10,005)	(61,593)	—
Purchases of marketable securities	(12,489)	(108,801)	(196,920)
Sales and maturities of marketable securities	49,024	330,556	2,635

Net cash flows (used in) provided by investing activities	(16,339)	121,801	(212,028)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	100	691	2,979
Proceeds from issuance of common stock under the employee stock purchase plan	1,419	2,087	2,024
Excess tax benefits from share-based compensation arrangements	—	2,398	41,225
Purchase of treasury shares	(41,842)	(302,974)	(175,985)
Payment of dividends	(59,941)	(57,826)	(47,395)

Net cash flows used in financing activities	(100,264)	(355,624)	(177,152)

Net decrease in cash and cash equivalents	(31,371)	(123,782)	(252,909)
Cash and cash equivalents, beginning of year	47,585	171,367	424,276

Cash and cash equivalents, end of year	$16,214	$47,585	$171,367

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2006, 2007, and 2008
(In thousands, except share amounts)

					Accumulated
					elements of other			Annual
	Common stock		Additional	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	earnings	income (loss)	stock	Total	income
Balance at December 31, 2005	39,482,727	$414	$277,028	$214,892	$(124)	$(106,796)	$385,414	$—
Issuance of common stock upon the exercise of common stock options	1,378,917	14	2,965	—	—	—	2,979	—
Issuance of common stock under the employee stock purchase plan	26,875	—	2,024	—	—	—	2,024	—
Share-based compensation	—	—	25,465	—	—	—	25,465	—
Tax effect of share-based compensation	—	—	46,508	—	—	—	46,508	—
Purchase of treasury shares	(1,940,611)	—	—	—	—	(175,985)	(175,985)	—
Unrealized losses on available-for-sale marketable securities, net of tax	—	—	—	—	(316)	—	(316)	(316)
Payment of dividends	—	—	—	(47,395)	—	—	(47,395)	—
Net income	—	—	—	79,171	—	—	79,171	79,171

Balance at December 31, 2006	38,947,908	$428	$353,990	$246,668	$(440)	$(282,781)	$317,865	$78,855

Issuance of common stock upon the exercise of common stock options and release of restricted stock units	280,510	3	685	—	—	—	688	—
Issuance of common stock under the employee stock purchase plan	33,677	—	2,087	—	—	—	2,087	—
Share-based compensation	—	—	22,764	—	—	—	22,764	—
Tax effect of share-based compensation	—	—	4,110	—	—	—	4,110	—
Purchase of treasury shares	(4,268,514)	—	—	—	—	(302,974)	(302,974)	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	1,312	—	1,312	1,312
Foreign currency hedge	—	—	—	—	(1,066)	—	(1,066)	(1,066)
Payment of dividends	—	—	—	(57,826)	—	—	(57,826)	—
Net income	—	—	—	80,587	—	—	80,587	80,587

Balance at December 31, 2007	34,993,581	$431	$383,636	$269,429	$(194)	$(585,755)	$67,547	$80,833

Issuance of common stock upon the exercise of common stock options and release of restricted stock units	46,125	1	100	—	—	—	101	—
Issuance of common stock under the employee stock purchase plan	39,730	—	1,419	—	—	—	1,419	—
Share-based compensation	—	—	12,525	—	—	—	12,525	—
Tax effect of share-based compensation	—	—	(2,246)	—	—	—	(2,246)
Purchase of treasury shares	(1,035,684)	—	—	—	—	(41,842)	(41,842)	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	208	—	208	208
Foreign currency hedge	—	—	—	—	(333)	—	(333)	(333)
Cumulative translation adjustment	—	—	—	—	374	—	374	374
Payment of dividends	—	—	—	(59,941)	—	—	(59,941)	—
Net income	—	—	—	50,791	—	—	50,791	50,791

Balance at December 31, 2008	34,043,752	$432	$395,434	$260,279	$55	$(627,597)	$28,603	$51,040

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of operations
     The Corporate Executive Board Company (the “Company”) helps improve decision making among a global network of executives and business professionals. The Company provides its members with authoritative and timely guidance they need to elevate company performance and excel in their careers. For a fixed annual fee, members of each program have access to an integrated set of services, including best practices studies, executive education programs, customized analysis and Web-based access to the program’s content database and decision support tools. Beginning on August 1, 2007, the Company began generating advertising and content related revenues through the Company’s wholly-owned subsidiary, Toolbox.com, Inc. (“Toolbox.com”).
Note 2. Summary of significant accounting policies
Basis of presentation
     The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Foreign currency
     The functional currency of substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are remeasured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units are remeasured at their historical exchange rates. In 2008 and 2007, the Company recorded foreign currency translation (losses) gains totaling ($3.4) million and $0.9 million, respectively, which is included in Other (expense) income, net in the consolidated statements of income.
     For one of our wholly owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in other (expense) income, net on the consolidated statements of income.
Cash equivalents and marketable securities
     Short-term investments and marketable securities that mature within three months of purchase are classified as cash equivalents. Short-term investments and marketable securities with maturities of more than three months of purchase are classified as marketable securities. At December 31, 2008 and 2007, the Company’s marketable securities consisted primarily of United States Treasury notes and Washington, D.C. tax exempt bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.

Allowance for uncollectible revenue
     The Company records an allowance for uncollectible revenue, as a reduction in revenue, based upon management’s analysis and estimates as to the collectability of its accounts receivable. As part of its analysis, the Company examines the collections history, the age of the receivables in question, any specific member collection issues that it has identified, general market conditions, customer concentrations and current economic trends. Membership fees receivable balances are not collateralized.
Property and equipment
     Property and equipment consists of furniture, fixtures, equipment, leasehold improvements and capitalized computer software and Web site development costs. Property and equipment are stated at cost, less accumulated depreciation expense. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Capitalized software and Web site development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment annually, or between annual test dates whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company’s annual test date for goodwill impairment is October 1st.
     Goodwill is tested for impairment using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered to not be impaired and the second step of the impairment test is not performed. If the fair value of a reporting unit is less than its carrying amount, the second step is performed to measure the amount of any goodwill impairment. The second step compares the implied fair value of goodwill with its carrying amount. If the carrying amount of goodwill value is greater than its fair value, an impairment loss is recognized for the excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.
     The Company has concluded that its reporting units used to assess goodwill for impairment are the same as its business segments. The fair value of a reporting unit is estimated by using generally accepted valuation methodologies that consider both an income approach and market approaches. These models require the Company to make various judgmental estimates and assumptions about sales, operating margins, growth rates, discount factors and valuation multiples.
     During the fourth quarter of 2008, the Company recorded an Impairment loss of $23.2 million related to its Toolbox.com business segment ($22.9 million related to goodwill). See Note 9.
Intangible assets, net
     Intangible assets, net consists primarily of technology and customer relationships. These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 20 years. The gross carrying amount of intangible assets was $30.5 million and $25.4 million and accumulated amortization was $9.3 million and $3.3 million at December 31, 2008 and 2007, respectively. Amortization expense was $6.0 million, $2.5 million and $0.7 million in 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for each of the succeeding five years ended 2009 through 2013 is $6.4 million, $5.6 million, $3.4 million, $2.2 million and $0.6 million, respectively.
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
Fair value of financial instruments
     The fair value of the Company’s financial instruments approximates their carrying value. In 2008, the Company recorded $1.8 million other than temporary impairment charge for a cost method investment.

Revenue recognition
     In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Revenue from membership subscriptions is recognized ratably over the term of the related subscription, which generally is 12 months. Membership fees generally are billable, and revenue recognition begins, when a member agrees to the terms of the membership and fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain membership fees are billed on an installment basis. Members generally may request a refund of their membership fees, which is provided on a pro-rata basis relative to the length of the remaining membership term. Revenue from membership subscriptions was greater than 95% of total revenue in 2008, 2007 and 2006.
     Advertising and content related revenues from Toolbox.com is recognized as the services are provided.
Deferred incentive compensation
     Direct incentive compensation paid to the Company’s employees related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.
Share-based compensation
     The Company has several share-based compensation plans. These plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses to employees and non-employee members of the Company’s Board of Directors. Under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate.
     Under FAS 123(R), the Company calculates the grant date fair value of stock options and stock appreciation rights awards using a lattice valuation model for grants subsequent to the adoption of FAS 123(R). For grants prior to the adoption of FAS 123(R), the Company used a Black-Scholes valuation model. For restricted stock units, the grant date fair value of the award is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and estimated forfeiture rates of the awards. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
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
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2007. The impact of adoption was not material. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). FIN 48 prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters as a component of the Provision for income taxes.
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

     The Company’s international operations subject the Company to risks related to currency exchange fluctuations. Prices for the Company’s products and services are denominated in U.S. dollars, even when sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with the Company’s cost reimbursement agreements with its UK and India subsidiaries. A forward contract obligates the Company to exchange a predetermined amount of U.S. dollars to make equivalent Pound Sterling (“GBP”) and Indian Rupee (“INR”) payments equal to the value of such exchanges. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months.
     The Company maintains a portfolio of cash, cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents consist of highly liquid U.S. Treasury obligations that mature within three months of purchase. Marketable securities consist primarily of U.S. Treasury notes and Washington, D.C. tax exempt bonds. The Company performs periodic evaluations of the relative credit ratings related to the cash, cash equivalents and marketable securities.
Accumulated elements of comprehensive income (loss)
     Accumulated elements of other comprehensive income (loss) included within stockholders’ equity consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Unrealized gains, net of tax, for available-for-sale marketable securities	$1,071	$877
Unrealized losses, net of tax, for forward currency exchange contracts	(1,390)	(1,071)
Cumulative translation adjustment	374	—

Accumulated elements of other comprehensive income (loss)	$55	$(194)

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

	Year ended December 31,
	2008	2007	2006
Basic weighted average shares outstanding	34,205	36,666	39,712
Effect of dilutive shares outstanding	124	493	1,009

Diluted weighted average shares outstanding	34,329	37,159	40,721

     In 2008, 2007 and 2006, 3.46 million, 1.35 million and 0.60 million shares, respectively, related to share-based compensation awards have been excluded from the dilutive effect shown above because their impact would be anti-dilutive.
Note 3. Recent accounting pronouncements
Recently adopted
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB agreed to delay the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted the provisions of FAS 157 for financial assets and financial liabilities on January 1, 2008 and it did not have a material impact on the consolidated financial statements. The Company will adopt the application of FAS 157 for all non-financial assets and liabilities in the first quarter of 2009. The Company is currently evaluating the impact of this portion of the pronouncement and has not yet determined the effect it will have on the Company’s financial position or results of operations.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value (the “fair value option”) that are not currently required to be measured at fair value. The Company adopted the provisions of FAS 159 on January 1, 2008 and did not elect the fair value option to measure certain financial instruments.
Not yet adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) broadens the scope of acquisition accounting as prescribed in FAS 141, which applied only to business combinations in which control was obtained by transferring consideration, to all transactions and other events in which an entity obtains control of a business. FAS 141(R) establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree by requiring recognition at the acquisition date, and measurement at their fair values as of that date, with limited exceptions specified in the statement. FAS 141(R) also establishes requirements for how the acquirer recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase as defined in the statement. In addition, FAS 141(R) establishes guidance for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will be required to adopt FAS 141(R) for acquisitions completed after December 31, 2008. The Company is currently evaluating the impact of FAS 141(R); however, the implementation may have a material impact on our consolidated financial statements for businesses we acquire post adoption.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 is intended to improve the current disclosure framework in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) by requiring entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and how derivative instruments and hedged items affect the entity’s financial position, financial performance, and cash flows. The Company will be required to adopt FAS 161 as of January 1, 2009. The Company is currently evaluating the impact of FAS 161 but does not expect it to have a material impact.
Note 4. Acquisitions
2008 Acquisitions
     In October and December 2008, the Company acquired 100% of the equity interests of two companies that supplement its existing product offerings. The total purchase price for both acquisitions was $10.0 million, net of cash acquired, which was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $5.6 million to intangible assets with a weighted average amortization period of 8 years and $6.7 million was allocated to goodwill. The purchase price for one of the acquisitions may be increased if certain performance targets are met in each of the three annual periods ending December 31, 2009, 2010 and 2011.
2007 Acquisitions
     On July 31, 2007, the Company acquired 100% of the equity interests of Information Technology Toolbox, Inc, now operating as Toolbox.com. Toolbox.com operates an online platform that connects a community of IT and other professionals who share practical, job-related information. This community provides free access to a worldwide audience of experienced, knowledgeable professionals and generates advertising and content related revenues that are recognized as the services are provided.

     The purchase price of Toolbox.com was $58.4 million, net of $0.5 million of transaction costs. The purchase price may be increased if certain financial thresholds are achieved during a 12-month period on or before December 31, 2010. The operating results after July 31, 2007 are included in the Company’s consolidated statements of income. Pro forma information disclosing the results of operations for the period from January 1, 2007 to July 31, 2007 and year ended December 31, 2006 are not presented as the effects were not material. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price was assigned as follows (in thousands):

Net working capital	$1,547
Property and equipment	600
Intangible assets	20,294
Goodwill (deductible for tax purposes)	35,916

Allocated purchase price	$58,357

     Intangible assets of Toolbox.com that were acquired primarily include advertising customer relationships, user database, and technology integral to content management and connection with users and are being amortized over assigned lives ranging from 3 to 20 years with a weighted average amortization period of 6 years.
     In 2008, the Company recorded an impairment loss relating primarily to the goodwill of Toolbox.com. See Note 9.
Note 5. Fair value measurements
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

	Fair Value
	as of
	December 31,	Fair Value Measurements Using Fair Value Hierarchy
	2008	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$16,214	$16,214	$—	$—
Available-for-sale marketable securities	59,889	59,889	—	—
Variable insurance products held in a Rabbi Trust	10,948	—	10,948	—

Financial liabilities
Forward currency exchange contracts	$4,057	$—	$4,057	$—

Note 6. Marketable securities
     The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	December 31, 2008
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$25,845	$25,365	$480	$—
Washington D.C. tax exempt bonds	34,044	32,739	1,383	78

Total marketable securities	$59,889	$58,104	$1,863	$78

	December 31, 2007
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$57,033	$56,641	$392	$—
Washington D.C. tax exempt bonds	39,738	38,694	1,044	—

Total marketable securities	$96,771	$95,335	$1,436	$—

     The following table summarizes marketable securities maturities (in thousands):

	December 31, 2008
	Fair Market	Amortized
	Value	Cost
Less than one year	$13,545	$13,502
Matures in 1 to 5 years	42,804	41,081
Matures in 6 to 10 years	3,540	3,521

Total marketable securities	$59,889	$58,104

     In 2008 and 2007, the sale of marketable securities resulted in net realized investment gains of $73,000 and $142,000, respectively which are included in Other (expense) income, net in the consolidated statements of income. The Company did not sell any marketable securities in 2006.
Note 7. Membership fees receivable
     Membership fees receivable consists of the following (in thousands):

	December 31,
	2008	2007
Billed	$103,478	$117,738
Unbilled	28,460	45,346

	131,938	163,084
Allowance for uncollectible revenue	(4,931)	(1,748)

Membership fees receivable, net	$127,007	$161,336

Note 8. Property and equipment
     Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Furniture, fixtures, and equipment	$41,651	$31,815
Leasehold improvements	83,250	72,741
Computer software and Web site development costs	17,185	14,752

	142,086	119,308

Accumulated depreciation	(32,953)	(27,404)

Property and equipment, net	$109,133	$91,904

     Depreciation expense was $15.8 million, $13.1 million and $9.7 million in 2008, 2007 and 2006, respectively.

Note 9. Goodwill
     The changes in the carrying amount of goodwill in 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Beginning of year	$42,626	$6,364
Goodwill acquired	6,712	36,262
Impairment loss	(22,946)	—

Goodwill	$26,392	$42,626

     In the fourth quarter of 2008, based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue), the Company concluded that goodwill amounts previously recorded for the 2007 acquisition of Information Technology Toolbox, Inc. were impaired. The Company utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value of Toolbox.com. The total impairment loss recognized in the fourth quarter of 2008 was $23.2 million ($22.9 million related to goodwill). This non-cash charge did not impact the Company’s liquidity position or cash flows.
Note 10. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consists of the following (in thousands):

	December 31,
	2008	2007
Accounts payable	$6,658	$11,319
Advanced membership payments received	15,402	14,197
Other accrued liabilities	44,307	37,165

Accounts payable and accrued liabilities	$66,367	$62,681

Note 11. Other liabilities
     Other liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred compensation	$7,256	$12,242
Lease incentives	35,558	31,201
Deferred rent benefit — long term	11,238	8,081
Other	8,045	8,270

Total other liabilities	$62,097	$59,794

Note 12. Stockholders’ equity and share-based compensation
Share-based compensation
     Effective January 1, 2006, the Company adopted FAS 123(R) using the modified prospective transition method. Under this transition method, share-based compensation expense includes compensation expense for all share-based compensation awards granted prior to, but not vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123. Share-based compensation expense for all share-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). The Company previously recorded share-based compensation expense in accordance with the provisions of APB 25, which allowed the Company to record share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.

     Under share-based compensation plans, the Company may grant certain employees, directors and consultants options to purchase common stock, stock appreciation rights and restricted stock units. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares of the Company’s common stock that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options and stock appreciation rights do not participate in dividends until after the exercise of the award. Restricted stock unit holders do not participate in dividends nor do they have voting rights until the restrictions lapse.
     FAS 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. In 2008, the Company increased its estimated forfeiture rate from 3% to 14% and the cumulative effect of the change in estimate was a reduction in compensation expense of $2.9 million.
     The Company recognized total share-based compensation costs of $12.5 million, $22.8 million and $25.3 million in 2008, 2007 and 2006, respectively. These amounts are allocated to Cost of Services, Member relations and marketing, and General and administrative expenses in the consolidated statements of income. The total income tax benefit for share-based compensation arrangements was $5.0 million, $8.5 million and $9.7 million in 2008, 2007 and 2006, respectively. At December 31, 2008, $20.8 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Equity incentive plans
     The Company issues awards under the 2004 Stock Incentive Plan, as amended, (the ''2004 Plan’’) and the Directors’ Stock Option Plan, adopted in 1998 (the ''Directors’ Plan’’) (together ''the Plans’’). All regular employees, directors and consultants are eligible to receive equity awards. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. The 2004 Plan provides for the issuance of up to 6.3 million shares of common stock, plus any shares subject to outstanding awards under prior equity compensation plans up to an aggregate maximum of 9.4 million shares. The terms of the awards granted under the Plans, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions. The contractual term of equity awards ranges from 4 to 10 years. The Company had 3.4 million shares available for issuance under the Plans at December 31, 2008.
Valuation assumptions
     The following assumptions were used to value grants of common stock options and stock appreciation rights for each respective period:

	Year ended December 31,
	2008	2007	2006
Risk-free interest rate	4.31%	4.47%	4.80%
Dividend yield	3.86%	2.01%	1.29%
Expected life of option (in years)	5.1	4.8	4.5
Expected volatility	35%	30%	30%
Weighted-average fair value of share-based compensation awards granted	$7.37	$17.85	$26.14

Common stock options
     The following table summarizes the changes in common stock options in 2008, 2007 and 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price	of Options	Exercise Price
Outstanding, beginning of year	2,198,953	$53.28	2,942,132	$50.63	5,271,183	$44.96
Granted	—	—	—	—	—	—
Forfeited	(326,869)	61.14	(149,250)	56.92	(152,262)	54.62
Exercised	(69,057)	29.74	(593,929)	39.20	(2,176,789)	36.71

Outstanding, end of year	1,803,027	$52.75	2,198,953	$53.28	2,942,132	$50.63

Vested or expected to vest, end of year	1,701,917	$51.97	2,151,328	$53.13	2,849.979	$50.39

Exercisable, end of year	1,580,902	$50.89	1,338,954	$48.66	881,508	$44.15

     At December 31, 2008, the aggregate intrinsic value (the difference between the market price and the exercise price) of common stock options outstanding and exercisable was $0. The total intrinsic value of common stock options exercised in 2008, 2007 and 2006 was $0.9 million, $17.4 million and $130.9 million respectively.
     The following table summarizes the characteristics of options at December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Shares	Price	Life-Years	Shares	Price	Life-Years
$21.19 — $45.10	849,786	$39.78	2.86	848,536	$39.79	2.86
46.45 — 64.30	142,740	52.95	3.72	142,115	52.90	3.72
64.88 — 89.70	810,501	66.31	3.24	590,251	66.36	3.24

$21.19 — $89.70	1,803,027	$52.75	3.10	1,580,902	$50.89	3.08

Stock appreciation rights
     The following table summarizes the changes in stock appreciation rights in 2008, 2007 and 2006:

	2008		2007		2006
	Number of		Number of		Number of
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price
Outstanding, beginning of year	1,293,319	$83.82	614,145	$97.36	—	$ —
Granted	816,507	40.95	840,486	74.48	628,150	97.36
Forfeited	(261,563)	74.80	(161,312)	86.67	(14,005)	97.56
Exercised	—	—	—	—	—	—

Outstanding, end of year	1,848,263	$66.16	1,293,319	$83.82	614,145	$97.36

Vested or expected to vest, end of year	1,270,404	$69.22	1,171,169	$84.13	579,386	$97.36

Exercisable, end of year	383,237	$87.38	134,292	$97.52	—	—

     The per share weighted average grant date fair value of stock appreciation rights granted was $40.95, $74.48 and $97.36 in 2008, 2007 and 2006, respectively. At December 31, 2008, the aggregate intrinsic value of stock appreciation rights outstanding and exercisable was $0.
     The following table summarizes the characteristics of stock appreciation rights at December 31, 2008:

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Shares	Price	Life-Years	Shares	Price	Life-Years
$25.99 — $40.36	29,000	$35.31	6.47	—	$—	—
40.78 — 40.78	654,007	40.78	6.18	—	—	—
45.74 — 97.56	1,165,256	81.17	4.93	383,237	87.38	4.68

$25.99 — $97.56	1,848,263	$66.16	5.40	383,237	$87.38	4.68

Restricted stock units
     The following table summarizes the changes in restricted stock units in 2008, 2007 and 2006:

	2008		2007		2006
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Restricted	Grant Date Fair	of Restricted	Grant Date Fair	of Restricted	Grant Date Fair
	Stock Units	Value	Stock Units	Value	Stock Units	Value
Outstanding, beginning of year	101,268	84.03	60,123	94.78	—	—
Granted	70,235	36.37	73,529	74.07	60,661	94.78
Forfeited	(13,045)	68.56	(17,499)	83.21	(538)	94.78
Vested	(25,262)	85.26	(14,885)	94.78	—	—

Outstanding, end of year	133,196	60.18	101,268	84.03	60,123	94.78

Share Repurchases
     In July 2007, the Company’s Board of Directors authorized a share repurchase of up to an additional $125 million of the Company’s common stock. When combined with the remaining balance of the then-existing share repurchase authorizations, this provided the Company the opportunity to repurchase up to $149.2 million of the Company’s shares as of the July 2007 date of the additional share repurchase authorization. Repurchases may continue to be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company is funding its share repurchases with cash on hand and cash generated from operations. In 2008, 2007 and 2006, the Company repurchased 1.0 million, 4.3 million and 1.9 million shares, respectively, of its common stock at a total cost of $41.8 million, $303.0 million and $176.0 million, respectively. The remaining share repurchase authorization was $22.4 million at December 31, 2008.
Dividends
     In 2008, the Company’s Board of Directors declared quarterly cash dividends of $0.44 per share. The Company funds its dividend payments with cash on hand and cash generated from operations.
Preferred stock
     At December 31, 2008 and 2007, the Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share. No shares were issued and outstanding at December 31, 2008 and 2007.
Note 13. Restructuring Costs
     In the fourth quarter of 2008, the Company committed to a plan of workforce reductions to restructure its business. This restructuring includes a reduction of approximately 15% of the Company’s workforce; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of a new, integrated approach to prospect and member account management.
     Pre-tax restructuring charges for these actions are estimated to be approximately $9.3 million, most of which is associated with severance and related termination benefits. Based on Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, the Company recorded a pre-tax restructuring charge of $8.0 million for these actions in the fourth quarter of 2008. The Company expects to recognize a majority of the remaining charges in the first quarter of 2009, with the remaining costs being recognized over the remainder of 2009. Substantially all of these charges will result in cash expenditures in 2009.
Note 14. Income taxes
     The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Current tax expense
Federal	$42,607	$54,328	$61,584
State and local	9,639	1,547	—
Foreign	1,865	1,476	1,144

	54,111	57,351	62,728

Deferred tax (benefit) expense
Federal	(16,163)	(10,552)	(12,493)
State and local	(547)	919	(484)
Foreign	(444)	(217)	(190)

	(17,154)	(9,850)	(13,167)

Provision for income taxes	$36,957	$47,501	$49,561

     In 2008, 2007 and 2006, the Company made cash payments for income taxes of $55.2 million, $60.8 million and $9.0 million, respectively.

     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. federal income tax statutory rate to income before provision for income taxes as follows:

	Year ended December 31,
	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.3	3.3	3.9
Foreign income tax	(0.4)	(0.1)	—
Foreign currency loss	1.6	—	—
Permanent differences and credits, net	0.6	(1.1)	(0.4)

Effective tax rate	42.1%	37.1%	38.5%

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (certain prior year amounts have been reclassified to conform with the current year presentation, in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Share-based compensation	$16,551	$14,492
Goodwill and intangibles	9,819	946
Accrued incentive compensation	9,250	9,196
Accruals and reserves	5,273	958
Net operating loss and tax credit carry forwards	7,612	8,529
Depreciation	2,480	5,086
Deferred compensation plan	4,244	4,739
Deferred revenue	2,411	3,906
Operating leases and lease incentives	7,375	4,505
Other	2,256	230

Total deferred tax assets	67,271	52,587
Valuation allowance	(8,127)	(7,878)

Total deferred tax assets, net of valuation allowance	59,144	44,709

Deferred tax liabilities:
Deferred incentive compensation	5,016	6,177
Other	3,908	1,515

Total deferred tax liabilities	8,924	7,692

Deferred tax assets, net	$50,220	$37,017

     In estimating future tax consequences, FAS 109 generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The valuation allowance at December 31, 2008 and 2007 was primarily related to state tax credit carryfowards from the District of Columbia described below and state net operating loss carryforwards. The net change in the valuation allowance was an increase of $0.2 million and $2.1 million in 2008 and 2007, respectively.
     The Company has net operating loss carryforwards for state income tax purposes of $0.2 million which are available to offset future state taxable income through 2028.
     The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). In 2003, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through 2005 and 6.0% thereafter. The Company was also eligible for certain Washington, D.C. income tax credits and other benefits. The Company has Washington D.C. tax credit carry forwards resulting in deferred tax assets of $7.4 million, $8.5 million and $9.3 million at December 31, 2008, 2007 and 2006, respectively. These credits expire in years 2011 through 2017. The Company recorded a $7.4 million, $7.9 million and $5.8 million valuation allowance related to these credit carryforwards at December 31, 2008, 2007 and 2006, respectively.

     Undistributed earnings of the Company’s foreign subsidiaries amounted to $15.1 million, $10.3 million and $6.1 million at December 31, 2008, 2007 and 2006, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. liability.
     The Company adopted the provisions of FIN 48 on January 1, 2007 and there was no difference between the amounts of unrecognized tax benefits recognized in the balance sheet prior to the adoption of FIN 48. A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	December 31,
	2008	2007
Balance at beginning of the year	$900	$900
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(288)	—
Reductions for lapse of statute of limitations	(185)	—
Settlements	—	—

Balance at end of the year	$427	$900

     The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2005. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. Interest and penalty expense recognized related to uncertain tax positions amounted to $0.1 million in 2008 and 2007, respectively. Total accrued interest and penalties at December 31, 2008 and December 31, 2007 was $0.3 million and $0.2 million respectively, and was included in accrued expenses.
Note 15. Employee benefit plans
Defined contribution 401(k) plan
     The Company sponsors a defined contribution 401(k) plan (the ''Plan’’) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. Prior to 2007, the Company provided a discretionary contribution equal to 25% of an employee’s contribution up to a maximum of 4% of base salary. Effective January 1, 2007, the Company adopted amendments to the Plan in which the Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The amendments to the Plan additionally provide that effective January 1, 2007, the Company’s matching contribution on behalf of an employee is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire, and that an employee must be employed by the Company on the last day of a Plan year in order to vest in the Company’s contribution for that year. Company contributions to the Plan were $4.0 million, $3.1 million and $1.1 million in 2008, 2007 and 2006, respectively.
Employee stock purchase plan
     The Company sponsors an employee stock purchase plan (the ''ESPP’’) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the three month purchase period. In 2008, 2007 and 2006, the Company issued 39,730 shares, 33,677 shares and 26,875 shares of common stock, respectively, under the ESPP. At December 31, 2008, 0.8 million shares were available for issuance.

Deferred compensation plan
     Effective July 1, 2005, the Company implemented a Deferred Compensation Plan (the ''Plan’’) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. Investment earnings associated with the Plan’s assets are included in Other income, net while changes in individual participant account balances are recorded as compensation expense in the consolidated statements of income. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a rabbi trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any discretionary contributions to the Plan in 2008, 2007 and 2006.
Note 16. Commitments and contingencies
Operating leases
     The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. In 2008, the Company entered into a sublease agreement with a third party for one floor of its Arlington, Virginia headquarters. Total sublease payments are $7.5 million over a five-year term. Rent expense was $29.4 million (net of $0.2 million in sublease income), $21.9 million and $15.1 million in 2008, 2007 and 2006, respectively.
     Future minimum rental payments under non-cancelable operating leases, excluding executory costs and sublease payments, are as follows (in thousands):

Year ended December 31,
2009	$32,393
2010	32,323
2011	32,000
2012	31,593
2013	31,199
Thereafter	385,898

Total	$545,406

     The Company has completed the tenant build-out of the Arlington, Virginia headquarters. The total cost of the build-out was approximately $100 million, of which approximately $40 million was paid by the landlord through lease incentives. In 2007, approximately $32 million of the lease incentives were paid directly to vendors and was excluded from the statement of cash flows as a non-cash investing activity. The remaining $8 million of lease incentives was received by the Company in September 2008 and was included in cash flows from operations. The lease incentives are being amortized over the term of the lease (through 2028) as a reduction of rent expense.
Other
     At December 31, 2008, the Company had outstanding letters of credit totaling $6.4 million to provide security deposits for certain office space leases. The letters of credit expire in the period from January 2009 through September 2009, but will automatically extend for another year from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements. In 2008, the Company terminated letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expired. Under the terms of the Arlington, Virginia lease agreement, the Company committed to providing the landlord a security deposit totaling $50 million and pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. In August 2008, the Company replaced the $50 million pledge of long-term marketable securities with a letter of credit for $4.5 million.
     From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and the Company’s property is not subject to, any material legal proceedings.

     The Company continues to evaluate potential tax exposures relating to sales and use, payroll, and property tax laws and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.7 million, $2.0 million and $4.1 million at December 31, 2008, 2007 and 2006, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
Note 17. Segments and Geographic Areas
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The operating results for the Toolbox.com subsidiary do not meet the quantitative thresholds for separate disclosure.
     The Company has net sales and long-lived assets, consisting of property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States	Europe	Other countries	Total

2008
Revenues	$382,705	$98,828	$76,819	$558,352
Long-lived assets	140,219	14,730	1,781	156,730

2007
Revenues	380,544	86,595	65,577	532,716
Long-lived assets	149,969	6,272	432	156,673

2006
Revenues	341,740	66,798	52,085	460,623
Long-lived assets	27,755	6,765	294	34,814
Note 18. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter in 2008 and 2007 is as follows (in thousands, except per-share amounts):

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$138,023	$141,173	$142,409	$136,747
Impairment loss	—	—	—	23,246
Restructuring costs	—	—	—	8,006
Income from operations	25,779	26,730	37,111	3,566
Income before provision for income taxes	26,477	27,671	33,222	378
Net income (loss)	$15,886	$16,603	$20,833	$(2,531)
Earnings (loss) per share:
Basic	$0.46	$0.49	$0.61	$(0.07)
Diluted	$0.45	$0.49	$0.61	$(0.07)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$124,525	$129,697	$136,288	$142,206
Income from operations	25,580	22,878	31,551	32,030
Income before provision for income taxes	31,495	28,167	34,784	33,642
Net income	$19,370	$17,323	$21,392	$22,502
Earnings per share:
Basic	$0.50	$0.47	$0.60	$0.64
Diluted	$0.50	$0.46	$0.59	$0.63

Note 19. Subsequent events
Dividends
     In February 2009, the Board of Directors declared a quarterly cash dividend of $0.44 per share. The dividend is payable on March 31, 2009 to stockholders of record at the close of business on March 13, 2009. The Company funds its dividend payments with cash on hand and cash generated from operations.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2008. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the date of such evaluation, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in timely alerting them to material information relating to the Company required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation.
     No changes in our internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the Report of Management’s Assessment of Internal Control over Financial Reporting. Ernst & Young, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal controls over financial reporting as of December 31, 2008, is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required by this Item with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

     Equity Compensation Plan Information
     The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2008.

	(A)	(B)	(C)
Number Of
	Securities To Be		Number of Securities
	Issued Upon		Remaining Available
	Exercise Of	Weighted-Average	For Future Issuances under
	Outstanding	Exercise Price Of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	And Rights	Warrants And Rights	Reflected In Column (A))

Equity compensation plans approved by stockholders	3,413,261	$59.30	3,434,581
Equity compensation plans not approved by stockholders (1)	371,225	40.37	—

Total	3,784,486	$57.44	3,434,581

(1)	In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the ''2002 Plan’’), which was not approved by stockholders. In December 2006, the Company further amended the 2002 Plan to address new guidance regarding equity restructurings under FAS 123(R). The 2002 Plan provided for the issuance of up to 7,300,000 shares of common stock under stock options or restricted stock grants. Any person who is an employee or prospective employee of the Company was eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. The common stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2011 and March 2013. With stockholder approval of the Company’s 2004 Stock Incentive Plan in July 2004, the 2002 Plan was suspended and no new grants will be made under the 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue awards for 4,497,625 shares that at that time remained available under the 2002 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     None.
Item 14. Principal Accounting Fees and Services.
     The information required by this Item is incorporated by reference from the information provided under the heading ''Independent Registered Accounting Firm’s Fees and Services’’ of our Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 hereof:

Report of Management’s Assessment of Internal Control over Financial Reporting,

Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets at December 31, 2008 and 2007,

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006,

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006,

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006, and

Notes to Consolidated Financial Statements.

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II—Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit
No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Specimen Common Stock Certificate.*

10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.4	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

10.5	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*** †

10.6	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.*** †

10.7	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*** †

10.8	Employee Stock Purchase Plan dated June 23, 2000.**

10.9	2001 Stock Option Plan. ## †

10.10	2002 Non-Executive Stock Incentive Plan. Þ †

10.11	2004 Stock Incentive Plan, as amended June 14, 2007. **** †

10.12	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley.* #

10.13	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

10.14	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.15	Form of term sheet for director non-qualified stock options. ### †

10.16	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer. ±†

10.17	The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008.†

10.18	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. ####†

10.19	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 1999 Stock Option Plan, 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. #####†

Exhibit
No.	Description of Exhibit
10.20	Employment Agreement, dated May 19, 2006, between The Corporate Executive Board Company and Thomas L. Monahan III. +†

10.21	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. ++

10.22	Employment Agreement, dated July 25, 2006, between The Corporate Executive Board Company and James J. McGonigle relating to employment, board service, non-competition and related matters. +++†

10.23	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. ++++†

10.24	2007 Chief Executive Officer Incentive Plan Summary. +++++†

10.25	Executive Committee Incentive Plan Summary. ‡†

10.26	Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company (Confidential treatment has been requested for portions of this agreement.) ‡‡

10.27	Severance Agreement, dated July 30, 2004, between The Corporate Executive Board and Glenn Tobin. ‡‡‡†

10.28	Form of Employer Protection Agreement. ‡‡‡‡

10.29	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. ‡‡‡‡‡†

10.30	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors and officers. ±±

10.31	Form of Change in Control Agreement between The Corporate Executive Board Company and Melody Jones and Chao Liu. ±±± †

14.1	Code of Ethics For Directors, Executives and Employees.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

****	Incorporated by reference to Exhibit 10.11 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2007.

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

####	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

#####	Incorporated by reference to Exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

+	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

++	Incorporated by reference to Exhibit 10.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

+++	Incorporated by reference to Exhibit 10.3 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

++++	Incorporated by reference to Exhibit 10.23 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2006.

+++++	Incorporated by reference to Exhibit 10.24 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡	Incorporated by reference to Exhibit 10.25 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡	Incorporated by reference to Exhibit 10.26 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡	Incorporated by reference to Exhibit 10.27 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡‡	Incorporated by reference to Exhibit 10.28 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡‡‡	Incorporated by reference to Exhibit 10.29 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

±±	Incorporated by reference to Exhibit 10.30 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2007.

±±±	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on October 23, 2008.

à	Incorporated by reference to Exhibit 10.21.3 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.

†	Compensation arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008 and have issued our report thereon dated March 2, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 2, 2009

THE CORPORATE EXECUTIVE BOARD COMPANY
Schedule II—Valuation and Qualifying Accounts
(In thousands)

			Additions
			Charged to
	Balance at	Additions	Provision	Deductions
	Beginning	Charged to	for Income	from	Balance at
	of Year	Revenue	Taxes	Reserve	End of Year
Year ended December 31, 2008
Allowance for uncollectible revenue	$1,748	$15,629	$—	$12,446	$4,931
Valuation allowance on deferred tax assets	7,878	—	716	467	8,127

Year ended December 31, 2007
Allowance for uncollectible revenue	$1,155	$8,560	$—	$7,967	$1,748
Valuation allowance on deferred tax assets	5,821	—	2,057	—	7,878

Year ended December 31, 2006
Allowance for uncollectible revenue	$1,035	$5,695	$—	$5,575	$1,155
Valuation allowance on deferred tax assets	3,144	—	2,677	—	5,821

Signatures
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of March 2, 2009.
The Corporate Executive Board Company

By: /s/ Thomas L. Monahan III Thomas L. Monahan III Chairman of the Board of Directors and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2009 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title
/s/ Thomas L. Monahan III Thomas L. Monahan III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Chao Liu Chao Liu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gregor S. Bailar Gregor S. Bailar	Director

/s/ Stephen M. Carter Stephen M. Carter	Director

/s/ Gordon J. Coburn Gordon J. Coburn	Director

/s/ Robert C. Hall Robert C. Hall	Director

/s/ Nancy J. Karch Nancy J. Karch	Director

/s/ David W. Kenny David W. Kenny	Director

/s/ Daniel O. Leemon Daniel O. Leemon	Director

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
10.17	The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.