Form 10-K/A
period 2008-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2009-04-23
CIK 1066104

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
There were 34,083,214 shares of the registrant’s common stock outstanding at April 17, 2009.
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

THE CORPORATE EXECUTIVE BOARD COMPANY
TABLE OF CONTENTS

Explanatory Note
     The Corporate Executive Board (the “Company”) is filing this amendment on Form 10-K/A (“Amendment No. 1”) to its 2008 Annual Report on Form 10-K to amend and restate financial statements and other financial information for the year ended December 31, 2008, including the unaudited interim periods contained therein. As previously disclosed in the Company’s Current Report on Form 8-K filed on March 13, 2009, management of the Company and the Audit Committee of the Company’s Board of Directors concluded that the Company’s 2008 financial statements and the related reports of the Company’s independent registered public accounting firm, Ernst & Young LLP, on (i) the consolidated financial statements as of and for the year ended December 31, 2008 and (ii) internal control over financial reporting at December 31, 2008, should no longer be relied upon. This conclusion was reached because the Company determined that it had incorrectly accounted for rent expense for its Arlington, Virginia headquarters in its 2008 consolidated financial statements, including the unaudited interim periods contained therein. We do not anticipate filing any amended Form 10-Qs for 2008.
     The adjustment to rent expense, which did not require the payment of any additional rent in 2008 or affect 2008 operating cash flows, results from scheduled rent increases in our headquarters lease that took effect beginning in 2009. The scheduled rent increases, which are calculated pursuant to a formula not to exceed 1.85% per year through 2017, and 2% per year thereafter, previously had been evaluated as contingent increases that would not be required to be reflected in the Company’s financial statements until actually incurred. In connection with the March 2009 rent payment, management re-evaluated the lease terms and concluded that the rent increases should have been accounted for as fixed increases, which are required to be accrued on a straight-line basis over the twenty-year life of the lease. The adjustment resulted in the accrual of additional rent expense of $5.7 million in 2008.
     As part of the restatement, we also have recorded an adjustment to increase the 2008 fourth quarter impairment loss related to intangible assets. During the fourth quarter of 2008, we completed an impairment test of goodwill and intangible assets and identified and recorded an impairment loss of $23.2 million related to the Information Technology Toolbox, Inc. (now doing business as Toolbox.com) acquisition. An adjustment that would increase the impairment loss associated with amortizable intangible assets by $4.2 million was evaluated by the Company, and subsequently assessed by our independent registered public accounting firm, to be immaterial to the 2008 financial statements when those financial statements were originally prepared. In conjunction with the lease expense restatement, we have recorded this additional adjustment, increasing the impairment loss to $27.4 million.
     The restatement and this Amendment No. 1 do not affect any of our previously reported financial information for years prior to 2008. The following tables set forth the effects of the restatement on the line items within our previously reported 2008 financial statements that were materially affected (in thousands, except per share data):

	December 31, 2008
	Originally
	Reported	Restated
Consolidated Balance Sheet
Deferred income taxes, net — long term	$37,761	$41,427
Intangible assets, net	21,205	17,266
Other liabilities	62,097	68,007
Total stockholder’s equity	$28,603	$22,609

	Year ended December 31, 2008
	Originally
	Reported	Restated
Consolidated Statements of Income
Cost of services	$176,552	$179,950
Member relations and marketing	160,259	161,670
General and administrative	75,208	76,120
Depreciation and amortization	21,895	21,631
Impairment loss	23,246	27,449
Provision for income taxes	36,957	33,291
Net income	$50,791	$44,797

Earnings per share:
Basic	$1.48	$1.31
Diluted	$1.48	$1.30
     The reasons for the changes to these line items are discussed in Note 2 to our consolidated financial statements included in Item 8 below.
     This Amendment No. 1 amends and restates the following:
•	Part I — Item 1A. Risk Factors (to reflect restated financial information).

•	Part II — Item 6. Selected Financial Data (2008 only).

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II — Item 8. Financial Statements and Supplementary Data
o	Management’s Report on Internal Control Over Financial Reporting

o	Reports of Independent Registered Public Accounting Firm

o	Consolidated Balance Sheets

o	Consolidated Statements of Income

o	Consolidated Statements of Stockholders’ Equity

o	Notes to Consolidated Financial Statements (Notes 2, 9, 10, 11, 14, 16, 17 and 18 only)
•	Part II — Item 9A. Controls and Procedures.
     We are also updating the signature pages and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1. We have also revised Schedule II to take account of the restatement.
     This Amendment No. 1 does not reflect events occurring after the initial filing of our 2008 Annual Report on Form 10-K on March 2, 2009, other than the restatement for the matters discussed above and the other items referenced above. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission. References herein to our 2008 Annual Report on Form 10-K shall be deemed to refer to the Annual Report as amended and restated in this Form 10-K/A.
PART I
Forward-looking Statements
     This Annual Report on Form 10-K, including information incorporated into this document by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All such forward-looking statements are based on management’s beliefs, current expectations and information currently available to management. These statements are contained throughout this Annual Report on Form 10-K, including under the sections entitled “Business” and ''Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ Forward-looking statements frequently contain words such as “believes,” “expects,” “anticipates,” “intends,” “plans, “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, financial results or financial condition. Forward-looking statements include information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.

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
Item 1. Business.
Our Company
     The Corporate Executive Board Company (“CEB”) provides companies with products and services designed to enable executives and professionals to deliver positive business outcomes. We generally deliver our products and services to a global network through annual, fixed-fee memberships. At December 31, 2008, our member network included executives and professionals from more than 50 countries and 5,100 institutions, and represented more than 80% of the Fortune 500.
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

Available Information
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
     As a result of our acquisitions, particularly that of Information Technology Toolbox, Inc. (now doing business as Toolbox.com), we have goodwill and intangible assets on our balance sheet. We test goodwill and intangible assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, we recorded an impairment loss of $27.4 million. We will continue to evaluate the carrying value of our remaining goodwill and intangible assets and if we determine in the future that there is a potential further impairment, we may be required to record additional losses, which could materially and adversely affect our financial results.

     The potential for goodwill impairment is increased during a period of substantial economic volatility (as we are now experiencing), to the extent we acquire a company at a negotiated price, based on anticipated future performance, and subsequent declining market conditions result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these charges would reduce our reported results and could cause the price of our common stock to decline. A prolonged downturn in the U.S. or global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment. See Note 9 to our consolidated financial statements for additional information related to impairment of goodwill and intangible assets.
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
2008
First quarter	$60.37	$37.50	$0.44
Second quarter	47.50	38.15	0.44
Third quarter	42.79	30.06	0.44
Fourth quarter	31.68	18.79	0.44

2007
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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per-share amounts)
	(Restated)
Consolidated Statements of Income Data
Revenues	$558,352	$532,716	$460,623	$362,226	$280,724
Costs and expenses:
Cost of services	179,950	183,088	164,022	120,944	91,469
Member relations and marketing	161,670	150,032	122,177	93,657	75,560
General and administrative	76,120	71,984	59,629	40,295	31,254
Depreciation and amortization	21,631	15,573	10,381	7,308	6,782
Impairment loss	27,449	—	—	—	—
Restructuring costs	8,006	—	—	—	—
Non-cash lease restructuring costs	—	—	—	—	5,210

Total costs and expenses	474,826	420,677	356,209	262,204	210,275
Income from operations	83,526	112,039	104,414	100,022	70,449
Other (expense) income, net	(5,438)	16,049	24,318	13,588	9,936

Income before provision for income taxes	78,088	128,088	128,732	113,610	80,385
Provision for income taxes	33,291	47,501	49,561	38,550	26,729

Net income	$44,797	$80,587	$79,171	$75,060	$53,656

Earnings per share-basic	$1.31	$2.20	$1.99	$1.90	$1.40
Weighted average shares outstanding-basic	34,205	36,666	39,712	39,572	38,344
Earnings per share-diluted	$1.30	$2.17	$1.94	$1.83	$1.34
Weighted average shares outstanding-diluted	34,329	37,159	40,721	41,092	39,925
Cash dividends declared per common share	$1.76	$1.60	$1.20	$0.40	$0.30

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
	(Restated)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$76,103	$144,356	$487,287	$544,636	$416,977
Deferred income taxes	53,886	37,017	28,005	14,838	29,587
Total assets	446,192	544,772	736,055	726,995	578,451
Deferred revenues	264,253	323,395	308,671	261,300	205,494
Total stockholders’ equity	22,609	67,547	317,865	385,414	327,461

	December 31,
	2008	2007	2006	2005	2004
Other Operating Data (Unaudited)
Membership programs	52	48	42	37	31
Member institutions	5,114	4,711	3,739	2,831	2,368
Total membership subscriptions	15,747	16,349	14,190	10,825	8,202
Average subscriptions per member institution (cross-sell ratio)(1)	3.08	3.47	3.80	3.82	3.46
Client renewal rate (2)	84%	90%	92%	92%	91%
Contract value (in thousands) (3)	$487,107	$526,386	$475,653	$381,366	$294,949

(1)	Excluding the impact of the middle market cross-sell ratio of 1.58, 1.44, 1.1 and 1.0 in 2008, 2007, 2006 and 2005, respectively, the traditional large company market cross-sell ratio was 3.63, 4.03, 4.15 and 3.91 in 2008, 2007, 2006 and 2005, respectively.

(2)	For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members. Our client renewal rate for 2008 and 2007 was comprised of renewal rates of 88% and 92%, respectively, for our large company market and 71% and 80%, respectively, for our middle market.

(3)	For the year then ended. Contract value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Selected Financial Data and our annual audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see Forward-Looking Statements and Item 1A. Risk Factors.
     As discussed in the “Explanatory Note” on page 4 of this Amendment No. 1, we are restating our financial statements and other financial information for the year ended December 31, 2008, including the unaudited interim periods contained therein. The restatement adjusts our accounting for rent expense at our Arlington, Virginia headquarters and increases our 2008 fourth quarter Impairment loss related to the Information Technology Toolbox, Inc. acquisition. The adjustment to rent expense did not require the payment of additional rent in 2008 or affect 2008 operating cash flows.
     The adjustment to rent expense results from a change in the accounting treatment of scheduled rent increases in the Company’s headquarters lease. The scheduled rent increases, which are calculated pursuant to a formula and are not to exceed 1.85% per year through 2017, and 2% per year thereafter, previously had been evaluated as contingent increases that would not be required to be reflected in the Company’s financial statements until actually incurred. In connection with the March 2009 rent payment, management re-evaluated the lease terms and concluded that the rent increases should have been accounted for as fixed increases, which are required to be accrued on a straight-line basis over the twenty-year life of the lease. The adjustment resulted in the accrual of additional rent expense of $5.7 million in 2008.
     As part of the restatement, we have also recorded an adjustment to increase the 2008 fourth quarter impairment loss related to intangible assets. During the fourth quarter of 2008, we completed an impairment test of goodwill and intangible assets and identified and recorded an impairment loss of $23.2 million related to the Toolbox.com acquisition. An adjustment that would increase the impairment loss associated with amortizable intangible assets by $4.2 million was evaluated to be immaterial to the 2008 financial statements when those financial statements were originally prepared. In conjunction with the lease expense restatement, we have recorded this additional adjustment, increasing the impairment loss to $27.4 million.
     The restatement and this Amendment No. 1 do not affect any of our previously reported financial information for years prior to 2008.

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
General
     We generate the majority of our revenue through memberships that provide access to our products and services, which are delivered through several channels. Memberships, which principally are annually renewable agreements, primarily are payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. A member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.
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
     Advertising and content related revenue from Toolbox.com are recognized as the services are provided.
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
Income taxes
     Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. We have provided a valuation allowance of $8.2 million at December 31, 2008 for the estimated loss of Washington, D.C. tax credits, which was caused by our move to Virginia in 2008 and state deferred tax assets, consisting primarily of state net operating loss carryforwards for one of our subsidiaries.
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
     We review goodwill and intangible assets for impairment annually on October 1 or whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“FAS 142”). If we determine that an impairment has occurred, we are required to record a write-down of the carrying value as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
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
Results of Operations
     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Year ended December 31,
	2008	2007	2006
	(Restated)
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services	32.2	34.4	35.6
Member relations and marketing	29.0	28.2	26.5
General and administrative	13.6	13.5	12.9
Depreciation and amortization	3.9	2.9	2.3
Impairment loss	4.9	—	—
Restructuring costs	1.4	—	—

Total costs and expenses	85.0	79.0	77.3
Income from operations	15.0	21.0	22.7
Other (expense) income, net	(1.0)	3.0	5.3

Income before provision for income taxes	14.0	24.0	27.9
Provision for income taxes	6.0	8.9	10.8

Net income	8.0%	15.1%	17.2%

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

Cost of services.
     Cost of services decreased 1.7% to $180.0 million in 2008 from $183.1 million in 2007, and increased 11.6% in 2007 from $164.0 million in 2006.
     The decrease from 2007 to 2008 of $3.1 million was primarily due to a reduction in compensation and related costs including salaries, payroll taxes, and incentives, a decrease in the fair value of deferred compensation and a decrease in share-based compensation expense of $4.8 million relative to 2007. Offsetting the decreases, in part, was an increase in facilities expense due to overlapping lease periods related to our move from Washington, D.C. to our Arlington, Virginia headquarters. Additional increases included external consulting, executive education seminar costs and expenses related to the inclusion of Toolbox.com for the entire year in 2008.
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
     Cost of services as a percentage of revenues was 32.2% in 2008, 34.4% in 2007 and 35.6% in 2006.
     The decrease as a percentage of revenues from 2007 to 2008 of 2.2% was primarily due to decreases in compensation and related costs including salaries, payroll taxes, deferred compensation, incentives and a decrease in share-based compensation expense offset by an increase in facilities and related costs.
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
Member relations and marketing.
     Member relations and marketing increased 7.8% to $161.7 million in 2008 from $150.0 million in 2007, and increased 22.7% in 2007 from $122.2 million in 2006.
     The increase from 2007 to 2008 of $11.7 million was primarily due to compensation and related costs including salaries, payroll taxes and incentives, and facilities costs as noted above. The increased compensation costs were part of our initiative to strengthen our North American sales force and resulted from incremental investments in staffing, incentives and training. To a lesser extent, the increase was due to an increase in facilities and related costs and the inclusion of Toolbox.com for the entire year in 2008. These increases were partially offset by a decrease in share-based compensation expense of $3.2 million and a decrease in the fair value of deferred compensation.
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
     Member relations and marketing expense as a percentage of revenues were 29.0% in 2008, 28.2% in 2007 and 26.5% in 2006.
     The increase as a percentage of revenues from 2007 to 2008 of 0.8% was primarily due to the inclusion of Toolbox.com and an increase in facilities costs.

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
General and administrative.
     General and administrative expense increased 5.7% to $76.1 million in 2008 from $72.0 million in 2007, and increased 20.8% in 2007 from $59.6 million in 2006.
     The increase from 2007 to 2008 of $4.1 million was primarily due to an increase in external consulting fees relating to infrastructure investments related to the build out of our Arlington, Virginia headquarters and to a lesser extent, facilities costs, compensation and related costs, including salaries and payroll taxes and the inclusion of Toolbox.com in the results for the full year of 2008 compared with five months in 2007. These increases were partially offset by decreases in severance expense not related to restructuring costs and a decrease in share-based compensation expense of $2.0 million. To a lesser extent, the following also decreased during the period: non-revenue related incentives, the fair value of deferred compensation and employment placement fees.
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
     General and administrative expense as a percentage of revenues was 13.6% in 2008, 13.5% in 2007 and 12.9% in 2006.
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
Depreciation and amortization.
     Depreciation and amortization expense increased 38.5% to $21.6 million in 2008 from $15.6 million in 2007 and 50.0% in 2007 from $10.4 million in 2006.
     The increase from 2007 to 2008 of $6.0 million was primarily due to the amortization relating to the full year’s effect of purchase price allocated to identifiable intangible assets as part of the acquisitions of Toolbox.com and other smaller acquisitions. The total increase in amortization expense year-over-year was $3.3 million. The increase was also due to depreciation related to tenant improvements and computer hardware placed into service in 2008 related our Arlington, Virginia office.
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
Impairment loss.
     In the fourth quarter of 2008, based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue), we concluded that goodwill and intangible asset amounts previously recorded for the 2007 acquisition of Toolbox.com were impaired. We utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value of Toolbox.com. The total impairment loss recognized in the fourth quarter of 2008 was $27.4 million. This non-cash charge did not impact our liquidity position or cash flows.

Restructuring Costs.
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
     Other (expense) income, net, for 2008 was comprised of interest income of $4.3 million earned on cash and cash equivalents and marketable securities and the realized gain on the sale of marketable securities, offset by a $1.8 million write-down of a cost method investment, a $3.4 million foreign currency re-measurement loss, and the impact of the change in fair value of participant accounts relating to our deferred compensation plan of $4.5 million. In 2008, the decrease in interest income, net was primarily due to decreased levels of cash and cash equivalents and marketable securities relative to 2007 and lower investment returns in a lower interest rate environment.
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
Provision for income taxes.
     We recorded a Provision for income taxes of $33.3 million, $47.5 million and $49.6 million in 2008, 2007 and 2006, respectively.
     In 2008, our effective income tax rate increased to 42.6% primarily due to the effects of unrealized currency translation loss recognized for book purposes, an increase in the state effective rate due to the move to Virginia, as well as an increase to the valuation allowance related to certain state deferred tax assets.
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
     In October and December 2008, we acquired 100% of the equity interests of two companies that supplement our existing product offerings in two corporate decision centers by providing access to proprietary data assets. The total purchase price for both acquisitions was $10.0 million, net of cash acquired, which was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. We allocated $5.6 million to intangible assets with a weighted average amortization period of eight years and $6.7 million was allocated to goodwill. The purchase price for one of the acquisitions may be increased if certain performance targets are met in each of the three annual periods ending December 31, 2009, 2010 and 2011.
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
Contractual obligations
     The following summarizes our known contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
	Total	<1 Year	1 - 3 Years	3 - 5 Years	>5 Years
Operating lease obligations	$651,862	$32,838	$66,708	$67,232	$485,084
Other liabilities	$12,141	$1,292	$1,438	$1,161	$8,250
     The operating lease obligations relate primarily to our office leases, excluding expected rental income under non-cancelable subleases, which are more fully described in Note 16 to our consolidated financial statements. The operating lease obligations include scheduled rent increases for our Arlington, Virginia headquarters of 1.85% per year through 2017, and 2% per year thereafter. Other liabilities include elective deferrals and earnings under the deferred compensation plan. Not included in the table above are unrecognized tax benefits of $427,000.
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

Cost of services.
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
     The functional currency of substantially all of our wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are remeasured at the current exchange rate with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are remeasured at their historical exchange rates. In 2008 and 2007, we recorded foreign currency translation (losses) gains totaling ($3.4) million and $0.9 million, respectively, which is included in Other (expense) income, net in the consolidated statements of income. A hypothetical 10% adverse movement in GBP would result in expense of approximately $1 million.

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
Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Subsequently, a material weakness was identified in the Company’s controls over the process of reviewing operating leases, in that we did not have effective procedures to determine the appropriate accounting for rental escalations. This resulted in an error in the accounting for a lease agreement containing rental escalations which should have been accounted for on a straight-line basis. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated statements will not be prevented or detected on a timely basis. As a result of this material weakness, the Company restated its consolidated financial statements for the year ended December 31, 2008, including the unaudited interim periods contained therein.
Based on the material weakness described above, management has revised its earlier assessment and has now concluded that our internal control over financial reporting was ineffective as of December 31, 2008, based on the COSO criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2008.

/s/ Thomas L. Monahan III Thomas L. Monahan III
Chief Executive Officer
April 22, 2009

/s/ Chao Liu Chao Liu
Chief Financial Officer
April 22, 2009

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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operating effectiveness of internal controls over the process of reviewing leases for appropriate accounting. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated April 22, 2009 on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Corporate Executive Board Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
/s/ Ernst & Young LLP
Baltimore, Maryland
April 22, 2009

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
As discussed in Note 2, the Company has restated the accompanying consolidated financial statements as of and for the year ended December 31, 2008 to correct errors in the accounting for a lease and asset impairment charges.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 22, 2009 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
April 22, 2009

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2008	2007
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,214	$47,585
Marketable securities	13,545	24,153
Membership fees receivable, net	127,007	161,336
Deferred income taxes, net	12,459	12,710
Deferred incentive compensation	12,621	15,544
Prepaid expenses and other current assets	9,140	10,638

Total current assets	190,986	271,966
Deferred income taxes, net	41,427	24,307
Marketable securities	46,344	72,618
Property and equipment, net	109,133	91,904
Goodwill	26,392	42,626
Intangible assets, net	17,266	22,143
Other non-current assets	14,644	19,208

Total assets	$446,192	$544,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,178	$62,681
Accrued incentive compensation	25,145	31,355
Deferred revenues	264,253	323,395

Total current liabilities	355,576	417,431
Other liabilities	68,007	59,794

Total liabilities	423,583	477,225
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 43,205,367 and 43,119,512 shares issued and 34,043,752 and 34,993,581 shares outstanding at December 31, 2008 and 2007, respectively	432	431
Additional paid-in-capital	395,434	383,636
Retained earnings	254,285	269,429
Accumulated elements of other comprehensive income (loss)	55	(194)
Treasury stock, at cost, 9,161,615 and 8,125,931 shares at December 31, 2008 and 2007, respectively	(627,597)	(585,755)

Total stockholders’ equity	22,609	67,547

Total liabilities and stockholders’ equity	$446,192	$544,772

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
	(Restated)
Revenues	$558,352	$532,716	$460,623
Costs and expenses:
Cost of services	179,950	183,088	164,022
Member relations and marketing	161,670	150,032	122,177
General and administrative	76,120	71,984	59,629
Depreciation and amortization	21,631	15,573	10,381
Impairment loss	27,449	—	—
Restructuring costs	8,006	—	—

Total costs and expenses	474,826	420,677	356,209

Income from operations	83,526	112,039	104,414
Other (expense) income, net	(5,438)	16,049	24,318

Income before provision for income taxes	78,088	128,088	128,732
Provision for income taxes	33,291	47,501	49,561

Net income	$44,797	$80,587	$79,171

Earnings per share:
Basic	$1.31	$2.20	$1.99

Diluted	$1.30	$2.17	$1.94

Dividends per share	$1.76	$1.60	$1.20

Weighted average shares outstanding:
Basic	34,205	36,666	39,712
Diluted	34,329	37,159	40,721
See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2008	2007	2006
	(Restated)
Cash flows from operating activities:
Net income	$44,797	$80,587	$79,171
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(22,064)	(10,923)	34,139
Amortization of marketable securities premiums (discounts), net	695	(449)	(2,389)
Share-based compensation	12,525	22,764	25,306
Excess tax benefits from share-based compensation arrangements	—	(2,398)	(41,225)
Depreciation and amortization	21,631	15,573	10,381
Impairment loss	27,449	—	—
Changes in operating assets and liabilities:
Membership fees receivable, net	36,112	(6,688)	(32,865)
Deferred incentive compensation	2,923	(2,384)	(1,671)
Prepaid expenses and other current assets	2,283	(645)	(2,210)
Other non-current assets	6,375	(5,578)	(8,564)
Accounts payable and accrued liabilities	11,053	(11,739)	23,933
Accrued incentive compensation	(6,210)	6,293	(1,983)
Deferred revenues	(60,548)	14,724	47,371
Other liabilities	8,211	10,904	6,877

Net cash flows provided by operating activities	85,232	110,041	136,271
Cash flows from investing activities:
Purchases of property and equipment, net	(42,483)	(34,532)	(17,743)
Cost method investment	(386)	(3,829)	—
Acquisition of businesses, net of cash acquired	(10,005)	(61,593)	—
Purchases of marketable securities	(12,489)	(108,801)	(196,920)
Sales and maturities of marketable securities	49,024	330,556	2,635

Net cash flows (used in) provided by investing activities	(16,339)	121,801	(212,028)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	100	691	2,979
Proceeds from issuance of common stock under the employee stock purchase plan	1,419	2,087	2,024
Excess tax benefits from share-based compensation arrangements	—	2,398	41,225
Purchase of treasury shares	(41,842)	(302,974)	(175,985)
Payment of dividends	(59,941)	(57,826)	(47,395)

Net cash flows used in financing activities	(100,264)	(355,624)	(177,152)

Net decrease in cash and cash equivalents	(31,371)	(123,782)	(252,909)
Cash and cash equivalents, beginning of year	47,585	171,367	424,276

Cash and cash equivalents, end of year	$16,214	$47,585	$171,367

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2006, 2007, and 2008
(In thousands, except share amounts)

					Accumulated
					elements of other			Annual
	Common stock		Additional	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	earnings	income (loss)	stock	Total	income
Balance at December 31, 2005	39,482,727	$414	$277,028	$214,892	$(124)	$(106,796)	$385,414	$—
Issuance of common stock upon the exercise of common stock options	1,378,917	14	2,965	—	—	—	2,979	—
Issuance of common stock under the employee stock purchase plan	26,875	—	2,024	—	—	—	2,024	—
Share-based compensation	—	—	25,465	—	—	—	25,465	—
Tax effect of share-based compensation	—	—	46,508	—	—	—	46,508	—
Purchase of treasury shares	(1,940,611)	—	—	—	—	(175,985)	(175,985)	—
Unrealized losses on available-for-sale marketable securities, net of tax	—	—	—	—	(316)	—	(316)	(316)
Payment of dividends	—	—	—	(47,395)	—	—	(47,395)	—
Net income	—	—	—	79,171	—	—	79,171	79,171

Balance at December 31, 2006	38,947,908	$428	$353,990	$246,668	$(440)	$(282,781)	$317,865	$78,855

Issuance of common stock upon the exercise of common stock options and release of restricted stock units	280,510	3	685	—	—	—	688	—
Issuance of common stock under the employee stock purchase plan	33,677	—	2,087	—	—	—	2,087	—
Share-based compensation	—	—	22,764	—	—	—	22,764	—
Tax effect of share-based compensation	—	—	4,110	—	—	—	4,110	—
Purchase of treasury shares	(4,268,514)	—	—	—	—	(302,974)	(302,974)	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	1,312	—	1,312	1,312
Foreign currency hedge	—	—	—	—	(1,066)	—	(1,066)	(1,066)
Payment of dividends	—	—	—	(57,826)	—	—	(57,826)	—
Net income	—	—	—	80,587	—	—	80,587	80,587

Balance at December 31, 2007	34,993,581	$431	$383,636	$269,429	$(194)	$(585,755)	$67,547	$80,833

Issuance of common stock upon the exercise of common stock options and release of restricted stock units	46,125	1	100	—	—	—	101	—
Issuance of common stock under the employee stock purchase plan	39,730	—	1,419	—	—	—	1,419	—
Share-based compensation	—	—	12,525	—	—	—	12,525	—
Tax effect of share-based compensation	—	—	(2,246)	—	—	—	(2,246)
Purchase of treasury shares	(1,035,684)	—	—	—	—	(41,842)	(41,842)	—
Unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	208	—	208	208
Foreign currency hedge	—	—	—	—	(333)	—	(333)	(333)
Cumulative translation adjustment	—	—	—	—	374	—	374	374
Payment of dividends	—	—	—	(59,941)	—	—	(59,941)	—
Net income (Restated)	—	—	—	44,797	—	—	44,797	44,797

Balance at December 31, 2008 (Restated)	34,043,752	$432	$395,434	$254,285	$55	$(627,597)	$22,609	$45,046

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
Note 2. Restatement and Summary of significant accounting policies
Restatement
     The Company has restated its 2008 consolidated financial statements, including the unaudited interim periods contained therein, for the items discussed below. These financial statements have been restated because the Company determined that it had incorrectly accounted for rent expense for its Arlington, Virginia headquarters. As part of the restatement, the Company also has recorded an adjustment to increase the 2008 fourth quarter impairment loss related to intangible assets.
     The adjustment to rent expense, which did not require the payment of any additional rent in 2008 or affect 2008 operating cash flows, results from scheduled rent increases in the Company’s headquarters lease that took effect beginning in 2009. The scheduled rent increases, which are calculated pursuant to a formula, not to exceed 1.85% per year through 2017, and 2% per year thereafter, previously had been evaluated as contingent increases that would not be reflected in the Company’s financial statements until actually incurred. In connection with the March 2009 rent payment, management re-evaluated the lease terms and concluded that the rent increases should have been accounted for as fixed increases, which are required to be accrued on a straight-line basis over the twenty-year life of the lease. The adjustment resulted in the accrual of additional rent expense of $5.7 million in 2008.
     During the fourth quarter of 2008, the Company completed an impairment test of goodwill and intangible assets and identified and recorded an impairment loss of $23.2 million related to the Information Technology Toolbox, Inc. (now doing business as Toolbox.com) acquisition. At that time, the Company had also identified a $4.2 million impairment of intangible assets relating to Toolbox.com, but did not record this impairment loss. In restating the 2008 financial statements, the Company recorded this adjustment, increasing the impairment loss to $27.4 million.

     The following tables set forth the effects of the restatement within our previously reported 2008 consolidated financial statements:
RESTATED CONSOLIDATED BALANCE SHEET
December 31, 2008
(In thousands, except share amounts)

	Originally
	reported	Adjustments	Restated	Notes
ASSETS
Current assets:
Cash and cash equivalents	$16,214	$—	$16,214
Marketable securities	13,545	—	13,545
Membership fees receivable, net	127,007	—	127,007
Deferred income taxes, net	12,459	—	12,459
Deferred incentive compensation	12,621	—	12,621
Prepaid expenses and other current assets	9,140	—	9,140

Total current assets	190,986		190,986
Deferred income taxes, net	37,761	3,666	41,427	C
Marketable securities	46,344	—	46,344
Property and equipment, net	109,133	—	109,133
Goodwill	26,392	—	26,392
Intangible assets, net	21,205	(3,939)	17,266	B
Other non-current assets	14,644	—	14,644

Total assets	$446,465	$(273)	$446,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,367	$(189)	$66,178	A
Accrued incentive compensation	25,145	—	25,145
Deferred revenues	264,253	—	264,253

Total current liabilities	355,765	(189)	355,576
Other liabilities	62,097	5,910	68,007	A

Total liabilities	417,862	5,721	423,583
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 43,205,367 and 43,119,512 shares issued and 34,043,752 and 34,993,581 shares outstanding at December 31, 2008 and 2007, respectively	432	—	432
Additional paid-in-capital	395,434	—	395,434
Retained earnings	260,279	(5,994)	254,285
Accumulated elements of other comprehensive income (loss)	55	—	55
Treasury stock, at cost, 9,161,615 and 8,125,931 shares at December 31, 2008 and 2007, respectively	(627,597)	—	(627,597)

Total stockholders’ equity	28,603	(5,994)	22,609

Total liabilities and stockholders’ equity	$446,465	$(273)	$446,192

RESTATED CONSOLIDATED STATEMENT OF INCOME
Year ended December 31, 2008
(In thousands, except per share amounts)

	Originally
	Reported	Adjustments	Restated	Notes
Revenues	$558,352	$—	$558,352
Costs and expenses:
Cost of services	176,552	3,398	179,950	A
Member relations and marketing	160,259	1,411	161,670	A
General and administrative	75,208	912	76,120	A
Depreciation and amortization	21,895	(264)	21,631	B
Impairment loss	23,246	4,203	27,449	B
Restructuring costs	8,006	—	8,006

Total costs and expenses	465,166	9,660	474,826
Income from operations	93,186	(9,660)	83,526
Other (expense) income, net	(5,438)	—	(5,438)

Income before provision for income taxes	87,748	(9,660)	78,088
Provision for income taxes	36,957	(3,666)	33,291	C

Net income	$50,791	$(5,994)	$44,797

Earnings per share:
Basic	$1.48	$(0.17)	$1.31

Diluted	$1.48	$(0.18)	$1.30

Weighted average shares outstanding:
Basic	34,205	—	34,205
Diluted	34,329	—	34,329
     The restatement and its effect on the consolidated financial statements are discussed below.
(A)	Rent expense — The adjustment to rent expense results from scheduled rent increases in the Company’s headquarters lease. The scheduled rent increases, which are calculated pursuant to a formula, not to exceed 1.85% per year through 2017, and 2% per year thereafter, previously had been evaluated as contingent increases that would not be reflected in the Company’s financial statements until actually incurred. In connection with the March 2009 rent payment, management re-evaluated the lease terms and concluded that the rent increases should have been accounted for as fixed increases, which are required to be accrued on a straight-line basis over the twenty-year life of the lease. The adjustment resulted in the accrual of additional rent expense of $5.7 million in 2008.

(B)	Impairment loss — As of October 1, 2008, the Company completed impairment tests of goodwill, intangible assets, and other long-lived assets and identified and recorded an impairment loss of $23.2 million related to the goodwill and intangible assets recorded upon the acquisition of Information Technology Toolbox, Inc. (now doing business as Toolbox.com). The impairment charge recorded for certain amortizable intangible assets, consisting principally of customer relationships and trade name, was understated by $4.2 million. In conjunction with the lease expense restatement, the Company recorded this additional adjustment, thereby increasing the impairment loss to $27.4 million, and decreased amortization expense recorded in the fourth quarter by $0.3 million based upon the restated cost basis of the previous gross intangible asset balances.

(C)	Provision for income taxes — The entry in the income tax accounts reflect the appropriate income tax impact of the restatement adjustments in (A) and (B) above.
     The adjustments described above did not impact total operating, investing, or financing cash flows.

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
Foreign currency
     The functional currency of substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are remeasured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units are remeasured at their historical exchange rates. In 2008 and 2007, the Company recorded foreign currency translation (losses) gains totaling ($3.4) million and $0.9 million, respectively, which are included in Other (expense) income, net in the consolidated statements of income.
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
     During the fourth quarter of 2008, the Company recorded an impairment loss of $27.4 million related to its Toolbox.com business segment ($22.9 million related to goodwill and $4.5 million relates to intangible assets). See Note 9.
Intangible assets, net
     Intangible assets, net consists primarily of technology and customer relationships. These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 20 years. The gross carrying amount of intangible assets was $26.3 million and $25.4 million and accumulated amortization was $9.0 million and $3.3 million at December 31, 2008 and 2007, respectively. Amortization expense was $5.8 million, $2.5 million and $0.7 million in 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for each of the succeeding five years ended 2009 through 2013 is $5.5 million, $4.8 million, $2.4 million, $1.7 million and $0.6 million, respectively.
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
Fair value of financial instruments
     The fair value of the Company’s financial instruments approximates their carrying value. In 2008, the Company recorded a $1.8 million other than temporary impairment loss for a cost method investment.
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
     Advertising and content related revenues from Toolbox.com are recognized as the services are provided.

Deferred incentive compensation
     Direct incentive compensation paid to the Company’s employees related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.
Share-based compensation
     The Company has several share-based compensation plans. These plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses to employees and non-employee members of the Company’s Board of Directors. Under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123®”), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate.
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
Accumulated elements of other comprehensive income (loss)
     Accumulated elements of other comprehensive income (loss) included within stockholders’ equity consist of the following (in thousands):

	December 31,
	2008	2007
Unrealized gains, net of tax, for available-for-sale marketable securities	$1,071	$877
Unrealized losses, net of tax, for forward currency exchange contracts	(1,390)	(1,071)
Cumulative translation adjustment	374	—

Accumulated elements of other comprehensive income (loss)	$55	$(194)

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
     In 2008, the Company recorded an impairment loss relating to the goodwill and intangible assets of Toolbox.com. See Note 9.
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

     In 2008 and 2007, the sale of marketable securities resulted in net realized investment gains of $73,000 and $142,000, respectively, which are included in Other (expense) income, net in the consolidated statements of income. The Company did not sell any marketable securities in 2006.
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

Note 9. Goodwill and intangible assets
     The changes in the carrying amount of goodwill in 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Beginning of year	$42,626	$6,364
Goodwill acquired	6,712	36,262
Impairment loss	(22,946)	—

Goodwill	$26,392	$42,626

     In the fourth quarter of 2008, based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue), the Company concluded that goodwill and intangible asset amounts previously recorded for the 2007 acquisition of Information Technology Toolbox, Inc. were impaired. The Company utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value of Toolbox.com. The total impairment loss recognized in the fourth quarter of 2008 was $27.4 million ($22.9 million related to goodwill and $4.5 million related to intangible assets). This non-cash charge did not impact the Company’s liquidity position or cash flows.
Note 10. Accounts payable and accrued liabilities
     Accounts payable and accrued liabilities consists of the following (in thousands):

	December 31,
	2008	2007
	(Restated)
Accounts payable	$6,658	$11,319
Advanced membership payments received	15,402	14,197
Other accrued liabilities	44,118	37,165

Accounts payable and accrued liabilities	$66,178	$62,681

Note 11. Other liabilities
     Other liabilities consist of the following (in thousands):

	December 31,
	2008	2007
	(Restated)
Deferred compensation	$7,256	$12,242
Lease incentives	35,558	31,201
Deferred rent benefit — long term	17,148	8,081
Other	8,045	8,270

Total other liabilities	$68,007	$59,794

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
     The following table summarizes the characteristics of options at December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Shares	Price	Life-Years	Shares	Price	Life-Years
$21.19 - $45.10	849,786	$39.78	2.86	848,536	$39.79	2.86
46.45 - 64.30	142,740	52.95	3.72	142,115	52.90	3.72
64.88 - 89.70	810,501	66.31	3.24	590,251	66.36	3.24

$21.19 - $89.70	1,803,027	$52.75	3.10	1,580,902	$50.89	3.08

Stock appreciation rights
     The following table summarizes the changes in stock appreciation rights in 2008, 2007 and 2006:

	2008		2007		2006
	Number of		Number of		Number of
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price
Outstanding, beginning of year	1,293,319	$83.82	614,145	$97.36	—	$—
Granted	816,507	40.95	840,486	74.48	628,150	97.36
Forfeited	(261,563)	74.80	(161,312)	86.67	(14,005)	97.56
Exercised	—	—	—	—	—	—

Outstanding, end of year	1,848,263	$66.16	1,293,319	$83.82	614,145	$97.36

Vested or expected to vest, end of year	1,270,404	$69.22	1,171,169	$84.13	579,386	$97.36

Exercisable, end of year	383,237	$87.38	134,292	$97.52	—	—

     The per share weighted average grant date fair value of stock appreciation rights granted was $40.95, $74.48 and $97.36 in 2008, 2007 and 2006, respectively. At December 31, 2008, the aggregate intrinsic value of stock appreciation rights outstanding and exercisable was $0.

     The following table summarizes the characteristics of stock appreciation rights at December 31, 2008:

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Shares	Price	Life-Years	Shares	Price	Life-Years
$25.99 - $40.36	29,000	$35.31	6.47	—	$—	—
40.78 - 40.78	654,007	40.78	6.18	—	—	—
45.74 - 97.56	1,165,256	81.17	4.93	383,237	87.38	4.68

$25.99 - $97.56	1,848,263	$66.16	5.40	383,237	$87.38	4.68

Restricted stock units
     The following table summarizes the changes in restricted stock units in 2008, 2007 and 2006:

	2008		2007		2006
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Restricted	Grant Date Fair	of Restricted	Grant Date Fair	of Restricted	Grant Date Fair
	Stock Units	Value	Stock Units	Value	Stock Units	Value
Outstanding, beginning of year	101,268	$84.03	60,123	$94.78	—	$—
Granted	70,235	36.37	73,529	74.07	60,661	94.78
Forfeited	(13,045)	68.56	(17,499)	83.21	(538)	94.78
Vested	(25,262)	85.26	(14,885)	94.78	—	—

Outstanding, end of year	133,196	$60.18	101,268	$84.03	60,123	$94.78

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

Note 14. Income taxes
     The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
	(Restated)
Current tax expense
Federal	$42,607	$54,328	$61,584
State and local	9,639	1,547	—
Foreign	1,865	1,476	1,144

	54,111	57,351	62,728
Deferred tax (benefit) expense
Federal	(19,535)	(10,552)	(12,493)
State and local	(841)	919	(484)
Foreign	(444)	(217)	(190)

	(20,820)	(9,850)	(13,167)

Provision for income taxes	$33,291	$47,501	$49,561

     In 2008, 2007 and 2006, the Company made cash payments for income taxes of $55.2 million, $60.8 million and $9.0 million, respectively.
     The provision for income taxes differs from the amount of income taxes determined by applying the U.S. federal income tax statutory rate to income before provision for income taxes as follows:

	Year ended December 31,
	2008	2007	2006
	(Restated)
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.3	3.3	3.9
Foreign income tax	(0.4)	(0.1)	—
Foreign currency loss	1.7	—	—

Permanent differences and credits, net	1.0	(1.1)	(0.4)

Effective tax rate	42.6%	37.1%	38.5%

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (certain prior year amounts have been reclassified to conform with the current year presentation, in thousands):

	December 31,
	2008	2007
	(Restated)
Deferred tax assets
Share-based compensation	$16,551	$14,492
Goodwill and intangibles	11,305	946
Accrued incentive compensation	9,250	9,196
Accruals and reserves	5,273	958
Net operating loss and tax credit carry forwards	7,612	8,529
Depreciation	2,480	5,086
Deferred compensation plan	4,244	4,739
Deferred revenue	2,411	3,906
Operating leases and lease incentives	9,639	4,505
Other	2,256	230

Total deferred tax assets	71,021	52,587
Valuation allowance	(8,211)	(7,878)

Total deferred tax assets, net of valuation allowance	62,810	44,709
Deferred tax liabilities
Deferred incentive compensation	5,016	6,177
Other	3,908	1,515

Total deferred tax liabilities	8,924	7,692

Deferred tax assets, net	$53,886	$37,017

     In estimating future tax consequences, FAS 109 generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The valuation allowance at December 31, 2008 and 2007 was primarily related to state tax credit carryfowards from the District of Columbia described below and state net operating loss carryforwards. The net change in the valuation allowance was an increase of $0.3 million and $2.1 million in 2008 and 2007, respectively.
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
     The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance. The annual rental escalations associated with our Arlington, Virginia headquarters are not to exceed 1.85% per year through 2017, and 2% per year thereafter. These annual escalations have been included in the future minimum rental payments below. Rental payments may also be adjusted for increases in taxes and operating expenses above specified amounts. In 2008, the Company entered into a sublease agreement with a third party for one floor of its Arlington, Virginia headquarters. Total sublease payments are $7.5 million over a five-year term. Rent expense was $35.2 million (net of $0.2 million in sublease income), $21.9 million and $15.1 million in 2008, 2007 and 2006, respectively.
     Future minimum rental payments under non-cancelable operating leases, excluding executory costs and sublease payments, are as follows (in thousands):

Year ended December 31,	(Restated)
2009	$32,838
2010	33,263
2011	33,445
2012	33,552
2013	33,680
Thereafter	485,084

Total	$651,862

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
     The Company has net sales and long-lived assets, consisting of property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States	Europe	Other countries	Total
2008
Revenues	$382,705	$98,828	$76,819	$558,352
Long-lived assets (restated)	136,280	14,730	1,781	152,791

2007
Revenues	380,544	86,595	65,577	532,716
Long-lived assets	149,969	6,272	432	156,673

2006
Revenues	341,740	66,798	52,085	460,623
Long-lived assets	27,755	6,765	294	34,814
Note 18. Quarterly financial data (unaudited)
     Unaudited summarized financial data by quarter in 2008, after giving effect to the Restatement is as follows (in thousands, except per-share amounts):

	Quarter Ended March 31, 2008			Quarter Ended June 30, 2008
	Originally			Originally
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenues	$138,023	$—	$138,023	$141,173	$—	$141,173
Costs and expenses:
Cost of services	45,055	1,038	46,093	45,612	779	46,391
Member relations and marketing	41,900	440	42,340	40,776	330	41,106
General and administrative	19,727	282	20,009	22,872	211	23,083
Depreciation and amortization	5,562	—	5,562	5,183	—	5,183
Impairment loss	—	—	—	—	—	—
Restructuring costs	—	—	—	—	—	—

Total costs and expenses	112,244	1,760	114,004	114,443	1,320	115,763

Income from operations	25,779	(1,760)	24,019	26,730	(1,320)	25,410
Other (expense) income, net	698	—	698	941	—	941

Income before provision for income taxes	26,477	(1,760)	24,717	27,671	(1,320)	26,351
Provision for income taxes	10,591	(704)	9,887	11,068	(528)	10,540

Net income	$15,886	$(1,056)	$14,830	$16,603	$(792)	$15,811

Earnings per share:
Basic	$0.46	$(0.03)	$0.43	$0.49	$(0.03)	$0.46

Diluted	$0.45	$(0.03)	$0.42	$0.49	$(0.03)	$0.46

Weighted average shares outstanding:
Basic	34,728	—	34,728	34,046	—	34,046
Diluted	34,962	—	34,962	34,170	—	34,170

	Quarter Ended September 30, 2008			Quarter Ended December 31, 2008
	Originally			Originally
	reported	Adjustments	Restated	reported	Adjustments	Restated
Revenues	$142,409	$—	$142,409	$136,747	$—	$136,747
Costs and expenses:
Cost of services	44,051	779	44,830	41,834	802	42,636
Member relations and marketing	39,642	330	39,972	37,941	311	38,252
General and administrative	16,584	211	16,795	16,025	208	16,233
Depreciation and amortization	5,021	—	5,021	6,129	(264)	5,865
Impairment loss	—	—	—	23,246	4,203	27,449
Restructuring costs	—	—	—	8,006	—	8,006

Total costs and expenses	105,298	1,320	106,618	133,181	5,260	138,441

Income (loss) from operations	37,111	(1,320)	35,791	3,566	(5,260)	(1,694)
Other (expense) income, net	(3,889)	—	(3,889)	(3,188)	—	(3,188)

Income (loss) before provision for income taxes	33,222	(1,320)	31,902	378	(5,260)	(4,882)
Provision for income taxes	12,389	(489)	11,900	2,909	(1,945)	964

Net income (loss)	$20,833	$(831)	$20,002	$(2,531)	$(3,315)	$(5,846)

Earnings (loss) per share:
Basic	$0.61	$(0.02)	$0.59	$(0.07)	$(0.10)	$(0.17)

Diluted	$0.61	$(0.02)	$0.59	$(0.07)	$(0.10)	$(0.17)

Weighted average shares outstanding:
Basic	34,022	—	34,022	34,037	—	34,037
Diluted	34,117	—	34,117	34,037	—	34,037
     The consolidated balance sheets were not materially misstated at March 31, June 30 and September 30, 2008.
     Unaudited summarized financial data by quarter in 2007 is as follows (in thousands, except per-share amounts):

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$124,525	$129,697	$136,288	$142,206
Income from operations	25,580	22,878	31,551	32,030
Income before provision for income taxes	31,495	28,167	34,784	33,642
Net income	$19,370	$17,323	$21,392	$22,502
Earnings per share:
Basic	$0.50	$0.47	$0.60	$0.64
Diluted	$0.50	$0.46	$0.59	$0.63
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures

     In connection with the restatement discussed in the “Explanatory Note” section of this Amendment No. 1 and in Note 2 to our consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we performed an additional evaluation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a 15(b) as of December 31, 2008. We identified a material weakness in our internal control over financial reporting with respect to our process of reviewing operating leases, in that we did not have effective internal controls to determine the appropriate accounting for rental escalations. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008.
     As of March 31, 2009, we modified our control procedures with respect to the review and documentation for leases entered into and remediated the related internal control weakness. In connection with the preparation of the amendment to our Annual Report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.
See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A for the Report of Management’s Assessment of Internal Control over Financial Reporting.
(b) Attestation Report of Registered Public Accountant
     Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2008. This attestation expressed an adverse opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2008.
(c) Changes in Internal Control of Financial Reporting
     The identification of the material weakness discussed above occurred during the quarter ended March 31, 2009 but it impacted our financial statements for the year ended December 31, 2008. As a result of this material weakness, we modified our control procedures with respect to the review and documentation for leases entered into and remediated the related internal control weakness. This change materially affected our internal control over financial reporting with respect to our process for reviewing operating leases.
     We made no changes to our internal control over financial reporting in the quarter ended December 31, 2008. However, the material weakness described above was identified during 2009 and will impact our future internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item is incorporated by reference to the information provided under the headings “Election of Directors” and “Executive Officers” of our Proxy Statement.
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference from the information provided under the headings “Compensation Discussion and Analysis” and “Executive Compensation” of our Proxy Statement.
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

Report of Management’s Assessment of Internal Control over Financial Reporting,

Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets at December 31, 2008 and 2007,

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006,

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006,

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006, and

Notes to Consolidated Financial Statements.

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II-Valuation and Qualifying Accounts.
(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit
No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*****

4.1	Specimen Common Stock Certificate.*

10.1	Employment Agreement, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*†

10.2	Stock Option Agreement Pursuant to The Corporate Advisory Board Company Stock-Based Incentive Compensation Plan, effective as of October 31, 1997, between The Corporate Executive Board Company and James J. McGonigle, as amended on January 21, 1999.*†

10.3	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated January 21, 1999, between The Corporate Executive Board Company and James J. McGonigle.*

10.4	Form of Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product.*

10.5	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999.*** †

10.6	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options.*** †

10.7	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options.*** †

10.8	Employee Stock Purchase Plan dated June 23, 2000.**

10.9	2001 Stock Option Plan. ## †

10.10	2002 Non-Executive Stock Incentive Plan. Þ †

10.11	2004 Stock Incentive Plan, as amended June 14, 2007. **** †

10.12	Non-Competition Agreement, effective as of January 1, 1999, as amended effective October 25, 2001, among The Advisory Board Company, The Corporate Executive Board Company and David G. Bradley.* #

10.13	Agreement of Lease, dated June 25, 1998, between The Corporate Executive Board Company and The George Washington University.*

10.14	License Agreement, effective as of October 31, 1997, between The Corporate Executive Board Company and The Advisory Board Company.*

10.15	Form of term sheet for director non-qualified stock options. ### †

10.16	Employment Agreement, dated March 20, 2002, between The Corporate Executive Board Company and Michael A. Archer. ±†

10.17	The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008.†

10.18	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. ####†

10.19	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 1999 Stock Option Plan, 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. #####†

Exhibit
No.	Description of Exhibit
10.20	Employment Agreement, dated May 19, 2006, between The Corporate Executive Board Company and Thomas L. Monahan III. +†

10.21	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. ++

10.22	Employment Agreement, dated July 25, 2006, between The Corporate Executive Board Company and James J. McGonigle relating to employment, board service, non-competition and related matters. +++†

10.23	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. ++++†

10.24	2007 Chief Executive Officer Incentive Plan Summary. +++++†

10.25	Executive Committee Incentive Plan Summary. ‡†

10.26	Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company (Confidential treatment has been requested for portions of this agreement.) ‡‡

10.27	Severance Agreement, dated July 30, 2004, between The Corporate Executive Board and Glenn Tobin. ‡‡‡†

10.28	Form of Employer Protection Agreement. ‡‡‡‡

10.29	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. ‡‡‡‡‡†

10.30	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors and officers. ±±

10.31	Form of Change in Control Agreement between The Corporate Executive Board Company and Melody Jones and Chao Liu. ±±± †

14.1	Code of Ethics For Directors, Executives and Employees.

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

*	Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).

**	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

***	Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).

****	Incorporated by reference to Exhibit 10.11 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the year ended December 31, 2007.

*****	Incorporated by reference to Exhibit 3.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on March 10, 2009.

#	Amendments incorporated by reference to Exhibit 10.1 and 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

##	Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).

###	Incorporated by reference to Exhibit 10.43 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

####	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

#####	Incorporated by reference to Exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

+	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

++	Incorporated by reference to Exhibit 10.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

+++	Incorporated by reference to Exhibit 10.3 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.

++++	Incorporated by reference to Exhibit 10.23 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2006.

+++++	Incorporated by reference to Exhibit 10.24 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡	Incorporated by reference to Exhibit 10.25 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡	Incorporated by reference to Exhibit 10.26 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡	Incorporated by reference to Exhibit 10.27 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡‡	Incorporated by reference to Exhibit 10.28 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

‡‡‡‡‡	Incorporated by reference to Exhibit 10.29 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

±	Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

±±	Incorporated by reference to Exhibit 10.30 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2007.

±±±	Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on October 23, 2008.

à	Incorporated by reference to Exhibit 10.21.3 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.

†	Compensation arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008 and have issued our report thereon dated April 22, 2009 (included elsewhere in this Form 10-K/A). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K/A. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Baltimore, Maryland
April 22, 2009

THE CORPORATE EXECUTIVE BOARD COMPANY
Schedule II-Valuation and Qualifying Accounts
(In thousands)

			Additions
			Charged to
	Balance at	Additions	Provision	Deductions
	Beginning	Charged to	for Income	from	Balance at
	of Year	Revenue	Taxes	Reserve	End of Year
Year ended December 31, 2008
Allowance for uncollectible revenue	$1,748	$15,629	$—	$12,446	$4,931
Valuation allowance on deferred tax assets (Restated)	7,878	—	800	467	8,211
Year ended December 31, 2007
Allowance for uncollectible revenue	$1,155	$8,560	$—	$7,967	$1,748
Valuation allowance on deferred tax assets	5,821	—	2,057	—	7,878
Year ended December 31, 2006
Allowance for uncollectible revenue	$1,035	$5,695	$—	$5,575	$1,155
Valuation allowance on deferred tax assets	3,144	—	2,677	—	5,821

Signatures
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of April 22, 2009.
The Corporate Executive Board Company

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 22, 2009 by the following persons on behalf of the registrant and in the capacity indicated.

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