Form 10-Q
period 2009-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2009-05-11
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The Company had outstanding 34,083,214 shares of common stock, par value $0.01 per share, at May 5, 2009.

THE CORPORATE EXECUTIVE BOARD COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,241	$16,214
Marketable securities	14,163	13,545
Membership fees receivable, net	76,639	127,007
Deferred income taxes, net	12,816	12,459
Deferred incentive compensation	11,782	12,621
Prepaid expenses and other current assets	9,595	9,140

Total current assets	181,236	190,986

Deferred income taxes, net	41,427	41,427
Marketable securities	32,941	46,344
Property and equipment, net	106,065	109,133
Goodwill	26,511	26,392
Intangible assets, net	15,906	17,266
Other non-current assets	14,305	14,644

Total assets	$418,391	$446,192

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$42,951	$66,178
Accrued incentive compensation	27,677	25,145
Deferred revenues	257,082	264,253

Total current liabilities	327,710	355,576

Other liabilities	65,003	68,007

Total liabilities	392,713	423,583

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,247,094 and 43,205,367 shares issued, and 34,083,214 and 34,043,752 shares outstanding at March 31, 2009 and December 31, 2008, respectively	432	432
Additional paid-in capital	399,570	395,434
Retained earnings	252,390	254,285
Accumulated elements of other comprehensive income	924	55
Treasury stock, at cost, 9,163,880 and 9,161,615 shares at March 31, 2009 and December 31, 2008, respectively	(627,638)	(627,597)

Total stockholders’ equity	25,678	22,609

Total liabilities and stockholders’ equity	$418,391	$446,192

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues	$117,440	$138,023

Costs and expenses:
Cost of services	38,277	46,093
Member relations and marketing	34,810	42,340
General and administrative	15,736	20,009
Depreciation and amortization	5,973	5,562
Restructuring costs	944	—

Total costs and expenses	95,740	114,004

Income from operations	21,700	24,019
Other income, net	90	698

Income before provision for income taxes	21,790	24,717
Provision for income taxes	8,718	9,887

Net income	$13,072	$14,830

Earnings per share:
Basic	$0.38	$0.43

Diluted	$0.38	$0.42

Dividends per share	$0.44	$0.44

Weighted average shares used in the calculation of earnings per share:
Basic	34,050	34,728
Diluted	34,088	34,962
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$13,072	$14,830
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,973	5,562
Deferred income taxes	(965)	(491)
Share-based compensation	3,868	2,583
Amortization of marketable securities premiums, net	164	188
Changes in operating assets and liabilities:
Membership fees receivable, net	50,368	49,487
Deferred incentive compensation	839	1,713
Prepaid expenses and other current assets	(455)	1,269
Other non-current assets	339	831
Accounts payable and accrued liabilities	(21,930)	(8,850)
Accrued incentive compensation	2,532	751
Deferred revenues	(7,171)	12,127
Other liabilities	(3,004)	3,929

Net cash flows provided by operating activities	43,630	83,929

Cash flows from investing activities:
Purchases of property and equipment, net	(1,545)	(24,702)
Acquisition of businesses	(119)	—
Maturities of marketable securities	12,805	815

Net cash flows provided by (used in) investing activities	11,141	(23,887)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	100
Proceeds from the issuance of common stock under the employee stock purchase plan	266	403
Purchase of treasury shares	(41)	(37,614)
Payment of dividends	(14,969)	(15,046)

Net cash flows used in financing activities	(14,744)	(52,157)

Net increase in cash and cash equivalents	40,027	7,885
Cash and cash equivalents, beginning of period	16,214	47,585

Cash and cash equivalents, end of period	$56,241	$55,470

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of operations
The Corporate Executive Board Company (the “Company”) helps improve decision making among a global network of executives and business professionals. The Company provides its members with authoritative and timely guidance they need to elevate company performance and excel in their careers. For a fixed annual fee, members of each program have access to an integrated set of products and services, including best practices studies, executive education, customized analysis, a proprietary database and decision support tools. The Company also generates advertising and content related revenues through its wholly-owned subsidiary, Toolbox.com, Inc. (“Toolbox.com”).
Note 2. Condensed consolidated financial statements
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in the Company’s 2008 Annual Report on Form 10-K/A.
In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2008 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ended December 31, 2009 or any other period within 2009.
Note 3. Recent accounting pronouncements
Recently adopted
In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB agreed to delay the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted the provisions of FAS 157 for financial assets and financial liabilities on January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities on January 1, 2009. The adoption of this standard did not have a material impact on the condensed consolidated financial statements in either period. See Note 4.
In 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from pre-acquisition contingencies, and requires the expensing of acquisition-related costs as incurred. The Company adopted the provisions of FAS 141(R) on January 1, 2009. The adoption of FAS 141(R) did not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 2009.
In 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 is intended to improve the current disclosure framework in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) by requiring entities to provide enhanced disclosures about how and why the entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of FAS 161 in the first quarter of 2009. The adoption of FAS 161 did not have an impact on the Company’s net income, financial position, or cash flows. See Note 7 for additional disclosures.

Note 4. Fair value measurements
FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	Fair Value
	as of
	March 31,	Fair Value Measurements at Reporting Date Using
	2009	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$56,241	$56,241	$—	$—
Available-for-sale marketable securities	47,104	47,104	—	—
Variable insurance products held in a Rabbi Trust	10,501	—	10,501	—

Financial liabilities
Forward currency contracts	$1,631	$—	$1,631	$—
Non-financial assets and liabilities
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At March 31, 2009, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Other liabilities
Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Deferred compensation	$4,998	$7,256
Lease incentives	35,065	35,558
Deferred rent benefit — long term	16,982	17,148
Other	7,958	8,045

Total other liabilities	$65,003	$68,007

Note 6. Stockholders’ equity and share-based compensation
Share-based compensation
The Company recognized total share-based compensation costs of $3.9 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively. The Company granted 643,555 and 67,235 restricted stock units at a weighted-average fair value of $10.41 and $36.59 for the three months ended March 31, 2009 and 2008, respectively. The Company granted 0 and 731,507 stock appreciation rights at a weighted average fair value of $0 and $7.23 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, $22.4 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. In the first quarter of 2008, the Company increased its estimated forfeiture rate from 3% to 6%. The cumulative effect on the period relating to the change in estimate was a reduction in compensation expense of $1.1 million for the three months ended March 31, 2008.
Share repurchases
Repurchases of the Company’s common stock may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company funds its share repurchases with cash on hand and cash generated from operations. For the three months ended March 31, 2009 and 2008, the Company repurchased 2 thousand and 0.9 million shares at a total cost of $41 thousand and $37.6 million, respectively. The remaining share repurchase authorization was $22.4 million at March 31, 2009.
Dividends
In February 2009, the Company’s Board of Directors declared a cash dividend of $0.44 per share for the first quarter of 2009 for stockholders of record on March 13, 2009. The dividend, totaling $15.0 million, was paid on March 31, 2009.
In May 2009, the Board of Directors declared a second quarter cash dividend of $0.10 per share. The dividend is payable on June 30, 2009 to stockholders of record at the close of business on June 15, 2009. The Company funds its dividend payments with cash on hand and cash generated from operations.
Note 7. Derivative instruments and hedging activities
The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the Company’s products are denominated primarily in U.S. dollars, including when sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the U.S. dollar in countries where it has foreign operations would result in higher effective operating costs and, potentially, reduced earnings. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its UK and India subsidiaries. A forward contract obligates us to exchange a predetermined amount of U.S. dollars to make equivalent Pound Sterling (“GBP”) and Indian Rupee (“INR”) payments equal to the value of such exchanges.
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The notional amount of outstanding forward contracts was $5.9 million and $11.5 million at March 31, 2009 and December 31, 2008, respectively.

The fair values of all derivative instruments, which are designated as hedging instruments under Statement 133, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

	Liability
Balance Sheet Location	March 31, 2009	December 31, 2008
Accounts payable and accrued liabilities	$1,631	$4,057

The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of income for the three months ended March 31, 2009 is shown in the table below (in thousands):

		Location of Loss	Amount of Loss
	Amount of Gain	Reclassified from	Reclassified from	Amount of Gain or (Loss)
	Recognized in OCI	Accumulated OCI into	Accumulated OCI	Recognized in Income on
Derivatives in FAS No. 133 cash flow	on Derivative	Income (Effective	into Income (Effective	Derivative
hedging relationships	(Effective portion)	portion)	portion)	(Ineffective portion)

Forward currency contracts:	$68	Cost of services	$(593)	$—

		Member relations and marketing	(537)	—
		General & Administrative	(248)	—

			$(1,378)	$—

Note 8. Restructuring costs
In the fourth quarter of 2008, the Company committed to a plan of workforce reductions to restructure its business. The restructuring includes a reduction of approximately 15% of the Company’s workforce at that time; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of a new, integrated approach to prospect and member account management.
Pre-tax restructuring charges for these actions are estimated to be approximately $9.3 million, most of which is associated with severance and related termination benefits. Based on Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits, the Company recorded a pre-tax restructuring charge of $8.0 million for these actions in the fourth quarter of 2008. The Company also recorded a pre-tax restructuring charge of $0.9 million associated with these actions in the three months ended March 31, 2009. The Company expects to recognize the remaining costs over the remainder of 2009. Changes to the restructuring liability during the quarter were as follows (in thousands):

Balance at December 31, 2008	$7,607
Costs incurred	944
Cash payments	(3,062)

Balance at March 31, 2009	$5,489

The restructuring liability at March 31, 2009 is expected to be substantially paid out in 2009.
Note 9. Income taxes
The Company made income tax payments of $8.1 million and $6.4 million for the three months ended March 31, 2009 and 2008, respectively, and expects to continue making tax payments in future periods.
Note 10. Earnings per share
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

The number of potential common shares outstanding has been determined in accordance with the treasury-stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Basic weighted average common shares outstanding	34,050	34,728
Effect of dilutive common shares outstanding	38	234

Diluted weighted average common shares outstanding	34,088	34,962

For the three month period ended March 31, 2009 and 2008, 3.6 million shares and 2.6 million shares, respectively, related to share-based compensation awards have been excluded from the dilutive effect shown above, because their impact would be anti-dilutive.
Note 11. Comprehensive income
The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three months ended March 31,
	2009	2008
Net income	$13,072	$14,830
Change in unrealized gains, net of tax, for available-for-sale marketable securities	110	664
Change in unrealized loss, net of tax, for forward currency exchange contracts	762	46

Total comprehensive income	$13,944	$15,540

Accumulated elements of other comprehensive income at March 31, 2009 consists of a $0.6 million unrealized loss, net of tax, on forward currency contracts; a $1.2 million unrealized gain, net of tax, on marketable securities; and a cumulative translation adjustment of $0.3 million.
Note 12. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay for executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs and sublease payments, total $643.3 million at March 31, 2009 and are scheduled to be paid out as follows: $24.7 million for the nine months ended December 31, 2009; $33.2 million for the year ended December 31, 2010; $33.4 million for the year ended December 31, 2011; $33.6 million for the year ended December 31, 2012; $33.6 million for the year ended December 31, 2013; and $484.8 million thereafter.
Other
From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and the Company’s property is not subject to, any material legal proceedings.
The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.9 million and $3.7 million at March 31, 2009 and December 31, 2008, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on 10-Q. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-looking statements.”
Executive Overview
Our first quarter 2009 results were affected by the depth of the current world-wide economic downturn and uncertainty about its duration. As is evident in our Contract Value, we faced a difficult selling and renewing environment in which the renewal and purchase decision-making cycle of many existing and potential members was extended in light of the current macroeconomic environment. Contract Value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.
Our growth strategy is to leverage an integrated sales and service model to grow and retain our installed membership base, version our products and services for new markets, launch new products and services in five corporate decision centers (Human Resources, Information Technology, Finance, Legal and Compliance, and Sales and Marketing), and protect the core economics of our business through effective cost management. Our plan to launch new products and services may include the acquisition of target companies that bring us capabilities and intellectual property assets that target additional member needs.
In January 2009, we announced adoption of a plan to restructure our business to align expenses more closely with our revenue outlook, in light of continued economic turmoil in the U.S. and global economy, and to redirect resources to areas consistent with our growth strategy. This restructuring includes a reduction of approximately 15% of the Company’s workforce at the date of announcement; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of an integrated approach to prospect and member account management.
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
General
We generate the majority of our revenue through memberships that provide access to our products and services, which are delivered through several channels. Memberships, which principally are annually renewable agreements, are generally payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. A member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.
Our operating costs and expenses consist of:
•	Cost of services, which represents the costs associated with the production and delivery of our products and services, consisting of compensation, including share-based compensation, for research personnel and in-house faculty; the production of published materials; the organization of executive education seminars; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new members and the costs of maintaining and renewing existing members, consisting of compensation, including sales commissions and share-based compensation, travel and associated support services.

•	General and administrative, consisting of compensation, including share-based compensation, and other costs associated with human resources and recruiting, finance and accounting, legal, management information systems, facilities management, new product development and other administrative functions.

•	Depreciation and amortization, consisting of depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and Web site development costs and the amortization of intangible assets.
We also recognized Restructuring costs in the three months ended March 31, 2009, consisting primarily of severance and related termination benefits, pursuant to a plan of workforce reductions. See Note 8 to the condensed consolidated financial statements.
Critical Accounting Policies
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2008 Annual Report on Form 10-K/A, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.
Recent Accounting Pronouncements
There were no recent accounting pronouncements that had a material effect on our condensed consolidated financial statements for the three months ended March 31, 2009. See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2009	2008
Revenues	100.0%	100.0%

Costs and expenses:
Cost of services	32.6	33.4
Member relations and marketing	29.6	30.7
General and administrative	13.4	14.5
Depreciation and amortization	5.1	4.0
Restructuring costs	0.8	—

Total costs and expenses	81.5	82.6

Income from operations	18.5	17.4
Other income, net	0.1	0.5

Income before provision for income taxes	18.6	17.9
Provision for income taxes	7.4	7.2

Net income	11.1%	10.7%

Three Months Ended March 31, 2009 and 2008
Contract Value
Contract Value decreased 19.6% to $431.1 million at March 31, 2009 from $535.9 million at March 31, 2008. The decrease is due to reduced program memberships from some of our large corporate members, concentrated mostly in the financial services sector; planned contract value losses from programs that we are consolidating across 2009; and lower renewal rates and new sales due to economic conditions.

Revenues
Revenues decreased 14.9% to $117.4 million for the three months ended March 31, 2009 from $138.0 million for the three months ended March 31, 2008. The decrease of $20.6 million was largely due to the lower deferred revenue balance at December 31, 2008 compared to December 31, 2007. The year-over-year decrease in deferred revenue balances was $59 million, or 18%. The decrease in deferred revenue was due to lower renewal rates and lower new member subscriptions.
Costs and expenses
Included in the results of operations and the discussion and analysis of changes below are amounts related to an increase in share-based compensation expense for the three months ended March 31, 2009 relative to the three months ended March 31, 2008. The increase of $1.3 million is due mostly to an adjustment to increase our forfeiture rate in the first quarter of 2008 from 3% to 6%. The net effect of this adjustment was $1.1 million.
Also included is a decrease in facilities expense for comparative periods of $1.8 million. This decrease is due to the consolidation of our Washington D.C. office locations into our new headquarters in the first quarter of 2008. During that period, we incurred additional rent for overlapping lease periods.
We also benefited from the strength of the U.S. dollar compared to the British Pound in the first quarter of 2009 versus the first quarter of 2008. The costs and expenses of our UK subsidiary remained consistent when comparing the periods in the local currency but decreased when translated to U.S. dollars due to a reduction in the value of the British Pound versus the U.S. dollar of approximately $0.50. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors.
In the first quarter of 2009, we recognized expense of $0.9 million and paid $3.1 million of restructuring costs. The accrual at March 31, 2009 of $5.5 million is expected to be substantially paid out in 2009. We expect personnel costs to continue to decrease as our 2008 restructuring plan progresses across 2009.
These costs and expenses are allocated to Cost of services, Member relations and marketing and General and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2009 and 2008.
Cost of services
Cost of services decreased 16.9% to $38.3 million for the three months ended March 31, 2009 from $46.1 million for the three months ended March 31, 2008. The decrease of $7.8 million was primarily due to a reduction in fixed and variable compensation not related to share-based compensation. Costs of services further benefited from decreases in facilities and allocated overhead expenses, decreases in third-party consulting fees and costs to deliver member meetings. These decreases were partially offset by a $0.6 million increase in share-based compensation expense.
Cost of services as a percentage of revenues was 32.6% and 33.4% for the three months ended March 31, 2009 and 2008, respectively. This decrease was mostly due to the percentage decrease in facilities and allocated overhead expense and third-party consulting fees partially offset by the percentage increase in share-based compensation expense.
Cost of services as a percentage of revenues may fluctuate from quarter to quarter due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth or reduction in the number of membership subscriptions. Accordingly, Cost of services as a percentage of revenues may not be indicative of future quarterly or annual results. However, because Cost of services includes both fixed and variable components in terms of both amount and timing of expenses incurred, we have some flexibility to manage a portion of these expenses in light of changing market conditions.

Member relations and marketing
Member relations and marketing expense decreased 17.7% to $34.8 million for the three months ended March 31, 2009 from $42.3 million for the three months ended March 31, 2008. The decrease of $7.5 million was primarily due to a decrease in fixed compensation, and to a lesser extent, decreases in facilities and allocated overhead and travel and related costs. These decreases were offset, in part, by variable compensation and fees associated with the implementation of our new customer relationship management software (“CRM”).
Member relations and marketing expense as a percentage of revenues was 29.6% and 30.7% for the three months ended March 31, 2009 and 2008, respectively. The decrease as a percentage of revenues was a result of the percentage changes of the factors discussed above.
General and administrative
General and administrative expense decreased 21.5% to $15.7 million for the three months ended March 31, 2009 from $20.0 million for the three months ended March 31, 2008. The decrease of $4.3 million is principally due to decreases in external consulting fees, travel and related costs, facilities and allocated overhead expenses and search and referral fees.
General and administrative expense as a percentage of revenues was 13.4% and 14.5% for the three months ended March 31, 2009 and 2008, respectively. The decrease as a percentage of revenues was due to the relative change in the expense versus the change in revenues.
Depreciation and amortization
Depreciation and amortization expense increased 7.1% to $6.0 million for the three months ended March 31, 2009 from $5.6 million for the three months ended March 31, 2008. The increase in Depreciation and amortization expense of $0.4 million was principally due to additional depreciation expense relating to the leasehold improvements of our Arlington, Virginia headquarters for the full three months compared to two months of service in the first quarter of 2008. This increase was offset by a decrease in amortization expense relating to lower intangible asset values after the impairment charge recorded in the fourth quarter of 2008.
Depreciation and amortization expense as a percentage of revenues was 5.1% and 4.0% for the three months ended March 31, 2009 and 2008, respectively. The percentage increase was primarily due to the relative change in the expense versus the change in revenues.
Restructuring costs
In the first quarter of 2009, we recorded $0.9 million of expense related to restructuring costs. These costs related to headcount reductions and consulting fees associated with the restructuring plan we announced in the fourth quarter of 2008. See Note 8 to the condensed consolidated financial statements.
Other income, net
Other income, net decreased 85.7% to $0.1 million for the three months ended March 31, 2009 from $0.7 million for the three months ended March 31, 2008. Other income, net for the three months ended March 31, 2009 was comprised of $0.6 million of interest income and $0.4 million of other income, partially offset by a $0.3 million foreign currency loss, and the impact of the change in fair value of participant accounts in our deferred compensation plan of $0.6 million. Other income, net for the three months ended March 31, 2008 was comprised of interest income of $1.6 million partially offset by a $0.9 million decrease in the fair value of participant accounts in our deferred compensation plan. The period-over-period decrease in Other income, net of $0.6 million was primarily the result of the decreased amount of marketable securities and lower investment returns in a lower interest rate environment.
Other income, net as a percentage of revenues was 0.1% and 0.5% for the three months ended March 31, 2009 and 2008, respectively. The percentage decrease is due to the relative change in the expense versus the change in revenues. See further discussion in the Liquidity and Capital Resources section below.
Provision for income taxes
We recorded a Provision for income taxes of $8.7 million and $9.9 million for the three months ended March 31, 2009 and 2008, respectively.

Our effective income tax rate remained steady at 40.0% for the three months ended March 31, 2009 and 2008, respectively.
Liquidity and Capital Resources
Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $103.3 million at March 31, 2009.
Cash flows from operating activities
We generated net cash flows from operating activities of $43.6 million and $83.9 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash flow from operations is primarily due to a $19 million decrease in deferred revenues resulting from lower renewal and new member sales rates in the first quarter of 2009 versus the first quarter of 2008. Accounts payable and accrued expenses decreased $13.1 million in comparison. This decrease is due mostly to the payment of the restructuring costs and higher tax payments.
Membership subscriptions, which principally are annually renewable agreements, are generally payable by members at the beginning of the contract term.
We made income tax payments of $8.1 million and $6.4 million in the three months ended March 31, 2009 and 2008, respectively and expect to continue making tax payments in future periods.
Cash flows from investing activities
Our cash management, acquisition and capital expenditure strategies affect cash flows from investing activities. For the three months ended March 31, 2009, net cash flows provided by investing activities were $11.1 million. For the three months ended March 31, 2008, net cash flows used in investing activities were $23.9 million.
For the three months ended March 31, 2009, maturities and sales of marketable securities generated $12.8 million compared with $0.8 million for the same period in the prior year. We invested $1.5 million in the first quarter of 2009 compared to $24.7 million for capital expenditures, including furniture, fixtures and equipment, leasehold improvements and computer equipment in the first quarter of 2008.
We estimate that capital expenditures to support our infrastructure will be approximately $10.0 million in 2009.
Cash flows from financing activities
Net cash flows used in financing activities were $14.7 million and $52.2 million for the three months ended March 31, 2009 and 2008, respectively.
The $37.5 million decrease in cash flows used in financing activities is primarily the result of the decrease in the amount spent on the purchase of treasury shares of $37.6 million.
Commitments and contingencies
At March 31, 2009, we had outstanding letter of credit agreements totaling $6.2 million to provide security deposits for certain office space leases. The letters of credit expire in the period from September 2009 through March 2010 but will automatically extend for another year from their expiration dates unless we terminate them. To date, no amounts have been drawn on these agreements.
In May 2009, the Board of Directors declared a second quarter cash dividend of $0.10 per share for stockholders of record on June 15, 2009, which will be payable on June 30, 2009.

Contractual obligations
There have been no material changes to the contractual obligations tables as disclosed in Amendment No. 1 to our 2008 Annual Report on Form 10-K/A. We have operating lease obligations that relate primarily to our office leases that expire on various dates through 2028. The operating lease obligations generally include scheduled rent increases.
Off-Balance Sheet Arrangements
At March 31, 2009 and December 31, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are based on management’s beliefs, current expectations and information currently available to management. These statements are contained throughout this Quarterly Report on Form 10-Q, including under the section entitled ''Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ Forward-looking statements frequently contain words such as “believes,” “expects,” “anticipates,” “intends,” “plans, “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, financial results or financial condition. Forward-looking statements include information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those set forth in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, the potential that our new products will not be successful or are delayed, our potential failure to adapt to member needs and demands and to anticipate or adapt to market trends, our potential inability to attract and retain a significant number of highly skilled employees, continued consolidation in the financial services industry or sustained economic distress, which may limit our business with such companies, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), the potential effects of changes in foreign currency and marketplace conditions, possible volatility of our stock price, general economic conditions and future financial performance of members and industries. One should carefully evaluate such forward-looking statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on April 23, 2009, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K/A for the year ended December 31, 2008.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of the amendment to our Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), including the remedial actions discussed below, and have concluded that as of March 31, 2009, our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2009, we identified a material weakness in our internal control over financial reporting as of December 31, 2008 with respect to our process of reviewing operating leases, in that we did not have effective internal controls to determine the appropriate accounting for rental escalations. As previously disclosed in Amendment No. 1 to our 2008 Annual Report on Form 10-K, as a result of this material weakness, we modified our control procedures with respect to the review and documentation for leases entered into, which remediated the related internal control weakness. This change materially affected our internal control over financial reporting with respect to our process for reviewing operating leases.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are currently not a party to, and our properties are not subject to, any material legal proceedings.
Item 1A. Risk Factors.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K/A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
January 1, 2009 to January 31, 2009	—	$—	—	$22,403,003
February 1, 2009 to February 28, 2009	—	$—	—	$22,403,003
March 1, 2009 to March 31, 2009 (1)	2,265	$17.95	2,265	$22,362,341

Total	2,265	$17.95	2,265

(1)	Amounts include the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards.
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

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: May 11, 2009	By:	/s/ Chao Liu
Chao Liu
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350