Form 10-Q
period 2009-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2009-08-10
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
The Company had 34,128,851 shares of common stock outstanding, par value $0.01 per share, at August 5, 2009.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,696	$16,214
Marketable securities	19,060	13,545
Membership fees receivable, net	67,519	127,007
Deferred income taxes, net	10,460	12,459
Deferred incentive compensation	9,831	12,621
Prepaid expenses and other current assets	9,407	9,140

Total current assets	142,973	190,986
Deferred income taxes, net	43,315	41,427
Marketable securities	27,611	46,344
Property and equipment, net	94,680	109,133
Goodwill	27,005	26,392
Intangible assets, net	14,732	17,266
Other non-current assets	15,518	14,644

Total assets	$365,834	$446,192

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$37,694	$66,178
Accrued incentive compensation	13,538	25,145
Deferred revenues	215,909	264,253

Total current liabilities	267,141	355,576
Other liabilities	68,596	68,007

Total liabilities	335,737	423,583
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,295,204 and 43,205,367 shares issued, and 34,128,851 and 34,043,752 shares outstanding at June 30, 2009 and December 31, 2008, respectively	433	432
Additional paid-in capital	402,203	395,434
Retained earnings	253,927	254,285
Accumulated elements of other comprehensive income	1,212	55
Treasury stock, at cost, 9,166,353 and 9,161,615 shares at June 30, 2009 and December 31, 2008, respectively	(627,678)	(627,597)

Total stockholders’ equity	30,097	22,609

Total liabilities and stockholders’ equity	$365,834	$446,192

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$110,695	$141,173	$228,135	$279,196

Costs and expenses:
Cost of services	37,951	46,391	76,228	92,484
Member relations and marketing	31,729	41,106	66,539	83,446
General and administrative	14,891	23,083	30,627	43,092
Depreciation and amortization	6,263	5,183	12,236	10,745
Costs associated with exit activities	11,518	—	11,518	—
Restructuring costs	4,244	—	5,188	—

Total costs and expenses	106,596	115,763	202,336	229,767

Income from operations	4,099	25,410	25,799	49,429
Other income, net	4,144	941	4,234	1,639

Income before provision for income taxes	8,243	26,351	30,033	51,068
Provision for income taxes	3,297	10,540	12,015	20,427

Net income	$4,946	$15,811	$18,018	$30,641

Earnings per share:
Basic	$0.15	$0.46	$0.53	$0.89
Diluted	$0.14	$0.46	$0.53	$0.89

Dividends per share	$0.10	$0.44	$0.54	$0.88

Weighted average shares outstanding:
Basic	34,105	34,046	34,081	34,383
Diluted	34,276	34,170	34,190	34,516
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$18,018	$30,641
Adjustments to reconcile net income to net cash flows provided by operating activities:
Costs associated with exit activities	11,518	—
Depreciation and amortization	12,236	10,745
Share-based compensation	6,320	6,141
Deferred income taxes	(2,486)	(134)
Amortization of marketable securities premiums, net	342	363
Changes in operating assets and liabilities:
Membership fees receivable, net	59,488	68,123
Deferred incentive compensation	2,790	2,110
Prepaid expenses and other current assets	(267)	197
Other non-current assets	(874)	185
Accounts payable and accrued liabilities	(27,954)	(13,724)
Accrued incentive compensation	(11,607)	(7,698)
Deferred revenues	(48,344)	(27,801)
Other liabilities	587	1,953

Net cash flows provided by operating activities	19,767	71,101

Cash flows from investing activities:
Purchases of property and equipment, net	(3,914)	(31,498)
Acquisition of business	(168)	—
Sales and maturities of marketable securities, net	12,805	7,810

Net cash flows provided by (used in) investing activities	8,723	(23,688)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	100
Proceeds from the issuance of common stock under the employee stock purchase plan	450	778
Purchase of treasury shares	(81)	(41,804)
Payment of dividends	(18,377)	(30,004)

Net cash flows used in financing activities	(18,008)	(70,930)

Net increase (decrease) in cash and cash equivalents	10,482	(23,517)
Cash and cash equivalents, beginning of period	16,214	47,585

Cash and cash equivalents, end of period	$26,696	$24,068

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of operations
The Corporate Executive Board Company (the “Company”) drives better decision making and superior outcomes among a global network of executives and business professionals. The Company provides its members with the authoritative and timely decision support they need to elevate company performance and excel in their careers. For an annual fee, members of each program and service have access to an integrated set of products and services, including best practices studies, executive education, customized analysis, proprietary databases and decision support tools. The Company also generates advertising and content-related revenues through its wholly-owned subsidiary, Toolbox.com, Inc. (“Toolbox.com”).
Note 2. Basis of presentation
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
In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. We have evaluated subsequent events for recognition or disclosure through August 10, 2009, which was the date we filed this Form 10-Q with the SEC. The condensed consolidated balance sheet presented at December 31, 2008 has been derived from the financial statements that have been audited by the Company’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ended December 31, 2009 or any other period within 2009.
Note 3. Recent accounting pronouncements
Recently adopted
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated and whether the date corresponds with the release of their financial statements. FAS 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FAS 165 during the second quarter of 2009. See Note 2.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company adopted the standard in the second quarter of 2009 and it did not impact the Company’s financial condition or results of operations.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 during the second quarter of 2009 and it did not impact the Company’s financial condition or results of operations. See Note 4.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and it did not impact the Company’s financial condition or results of operations.

In 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 is intended to improve the current disclosure framework in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), by requiring entities to provide enhanced disclosures about how and why the entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of FAS 161 in the first quarter of 2009 and it did not impact the Company’s financial position or results of operations. See Note 8.
In 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from pre-acquisition contingencies, and requires the expensing of acquisition-related costs as incurred. The Company adopted the provisions of FAS 141(R) on January 1, 2009 and it did not have a material impact on the Company’s financial position or results of operations.
In 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB agreed to delay the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted the provisions of FAS 157 for financial assets and financial liabilities on January 1, 2008 and adopted the remaining required provisions for non-financial assets and liabilities on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations in either period. See Note 4.
Not yet adopted
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP and the framework for selecting the principles to be used in the preparation of financial statements. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification is effective for the Company on July 1, 2009, and accordingly, the Quarterly Report on Form 10-Q for the period ended September 30, 2009 and subsequent public filings will reference the Codification as the sole source of authoritative literature.
Note 4. Fair value
Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, investments in variable insurance products for the Company’s deferred compensation plan, and forward currency contracts. The carrying value of the Company’s financial instruments approximates their fair value. The carrying values for other current financial assets and liabilities, such as membership fees receivable and accounts payable, approximate fair value due to the short maturity of such instruments.
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
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	Fair Value
	as of	Fair Value Measurements at
	June 30,	Reporting Date Using
	2009	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$26,696	$26,696	$—	$—
Available-for-sale marketable securities	46,671	46,671	—	—
Variable insurance products held in a Rabbi Trust	11,838	—	11,838	—
Forward currency contracts	101	—	101	—
Non-financial assets and liabilities
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the three and six months ended June 30, 2009, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Marketable securities
The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	June 30, 2009
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$12,972	$12,706	$266	$—
Washington D.C. tax exempt bonds	33,699	32,251	1,448	—

Total marketable securities	$46,671	$44,957	$1,714	$—

	December 31, 2008
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$25,845	$25,365	$480	$—
Washington D.C. tax exempt bonds	34,044	32,739	1,383	78

Total marketable securities	$59,889	$58,104	$1,863	$78

The following table summarizes marketable securities maturities (in thousands):

	June 30, 2009
	Fair Market	Amortized
	Value	Cost
Less than one year	$19,060	$18,621
Matures in 1 to 5 years	24,594	23,323
Matures in 6 to 10 years	3,017	3,013

Total marketable securities	$46,671	$44,957

Note 6. Other liabilities
Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Deferred compensation	$6,901	$7,256
Lease incentives	34,573	35,558
Deferred rent benefit — long term	18,182	17,148
Other	8,940	8,045

Total other liabilities	$68,596	$68,007

Note 7. Stockholders’ equity and share-based compensation
Share-based compensation
The Company recognized total share-based compensation costs of $2.5 million and $3.6 million for the three months ended June 30, 2009 and 2008, respectively. The Company recognized total share-based compensation costs of $6.3 million and $6.1 million for the six months ended June 30, 2009 and 2008, respectively. The Company granted 662,059 and 67,235 restricted stock units at a weighted-average fair value of $10.76 and $36.59 for the six months ended June 30, 2009 and 2008, respectively. The Company granted zero and 801,007 stock appreciation rights at a weighted average fair value of $0 and $7.37 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, $19.1 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.
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

When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. In the first and second quarters of 2008, the Company increased its estimated forfeiture rate from 3% to 6% and 6% to 10% respectively. The cumulative effect on the periods relating to the change in estimate was a reduction in compensation expense of $0.7 million and $1.8 million for the three and six months ended June 30, 2008, respectively. The anticipated forfeiture rate for the three and six months ended June 30, 2009 was 14%.
Share repurchases
Repurchases of the Company’s common stock may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares for repurchase has been fixed. The Company funds its share repurchases with cash on hand and cash generated from operations. For the six months ended June 30, 2009 and 2008, the Company repurchased approximately 5,000 and 1.0 million shares at a total cost of $0.1 million and $41.8 million, respectively. The remaining share repurchase authorization was $22.3 million at June 30, 2009.
Dividends
In May 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share for the second quarter of 2009 for stockholders of record on June 15, 2009. The dividend, totaling $3.4 million, was paid on June 30, 2009.
In August 2009, the Board of Directors declared a cash dividend of $0.10 per share for the third quarter of 2009 for stockholders of record on September 15, 2009. The dividend, which will be funded with cash on hand and cash generated from operations, is payable on September 30, 2009.
Note 8. Derivative instruments and hedging activities
The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the Company’s products and services are denominated primarily in U.S. dollars, including products and services sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the U.S. dollar in countries where the Company has foreign operations would result in higher effective operating costs and, potentially, reduced earnings. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its United Kingdom and India subsidiaries. A forward contract obligates the Company to exchange a predetermined amount of U.S. dollars to make equivalent Pound Sterling (“GBP”) and Indian Rupee (“INR”) payments equal to the value of such exchanges.
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The notional amount of outstanding forward contracts was $3.8 million and $21.3 million at June 30, 2009 and December 31, 2008, respectively. In July 2009, the Company entered into additional forward contracts totaling $11.5 million.
The fair values of all derivative instruments, which are designated as hedging instruments under Statement 133, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	June 30, 2009	December 31, 2008
Asset
Prepaid expenses and other current assets	$101	—
Liability
Accounts payable and accrued liabilities	—	$4,057
The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2009 is shown in the table below (in thousands):

				Amount of Loss
	Amount of Gain			Reclassified from
	Recognized in OCI			Accumulated OCI
	on Derivative			into Income (Effective
	(Effective portion)			portion)
			Location of Loss
	Three		Reclassified from
	months	Six months	Accumulated OCI into	Three months	Six months
Derivatives in FAS No. 133 cash flow	ended June	ended June	Income (Effective	ended June 30,	ended June 30,
hedging relationships	30, 2009	30, 2009	portion)	2009	2009
Forward currency contracts:	$291	$359	Cost of services	$(439)	$(1,032)

			Member relations and marketing	(379)	(916)
			General & Administrative	(180)	(428)

				$(998)	$(2,376)

The ineffective portion of the cash flow hedges for the three and six months ended June 30, 2009 was immaterial.
Note 9. Costs associated with exit activities
In June 2009, the Company ceased using and entered into a sublease agreement for a portion of its headquarters facility in Arlington, Virginia (see Note 15). Also in the three months ended June 30, 2009, the Company ceased using a portion of two other facilities. The Company has sublet approximately 14,000 square feet of one and is attempting to sublease approximately 10,000 square feet of the other. The Company incurred a total pre-tax charge of $11.5 million in the three months ended June 30, 2009, substantially all of which is non-cash, primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment at the Company’s headquarters. The Company expects that these actions will reduce rent expense by approximately $4 million for the six months ended December 31, 2009 and approximately $9 million in 2010.
Note 10. Restructuring costs
In the fourth quarter of 2008, the Company committed to a plan (the “2008 Plan”) of workforce reductions to restructure its business. The restructuring included a reduction of approximately 15% of the Company’s workforce at that time; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of a new, integrated approach to prospect and member account management.
Pre-tax restructuring charges for the 2008 Plan were estimated to be approximately $9.3 million, most of which was associated with severance and related termination benefits. Based on Statement of Financial Accounting Standards No. 112, Employers’ Accounting for Postemployment Benefits (“FAS 112”), the Company recorded a pre-tax restructuring charge of $8.0 million for the 2008 Plan in the fourth quarter of 2008. The Company expects to recognize the remaining $0.3 million over the remainder of 2009.
In the second quarter of 2009, the Company committed to a separation plan (the “2009 Plan”), initially offering additional benefits for employees electing to voluntarily separate, for which approximately 155 employees submitted resignations effective beginning July 24, 2009. The 2009 Plan, which has concluded, is part of the Company’s continuing efforts (as previously reported) to align its expenses more closely with its outlook and to accelerate the placement of resources in areas that management believes have a greater potential for future growth. The 2009 Plan was not offered to executive officers, critical staff, and most sales staff of the Company. The Company recorded a pre-tax restructuring charge of $4.2 million for these actions in the three months ended June 30, 2009. Additional charges of $1.8 million are expected to be recorded in the third quarter of 2009 for the 2009 Plan. Substantially all of the costs will be cash charges for severance and related benefits.
Changes to the restructuring liability are as follows (in thousands):

	2008	2009
	Plan	Plan

Balance at December 31, 2008	$7,607	$—
Costs incurred	944	—
Cash payments	(3,062)	—

Balance at March 31, 2009	5,489	—
Costs incurred	113	4,922
Cash payments	(2,272)	(100)
Reversal of costs incurred	(791)	—

Balance at June 30, 2009	$2,539	$4,822

The restructuring liability at June 30, 2009 is expected to be substantially paid out in 2009.

Note 11. Other income, net
Other income, net consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income	$475	$1,082	$1,073	$2,649
Foreign currency gain	2,249	—	1,949	—
Increase (decrease) in fair value of deferred compensation plan assets	1,420	(141)	812	(1,010)
Other	—	—	400	—

	$4,144	$941	$4,234	$1,639

Note 12. Income taxes
The Company made income tax payments of $12.9 million and $21.6 million in the three months ended June 30, 2009 and 2008, respectively. The Company made income tax payments of $21.0 million and $28.0 million in the six months ended June 30, 2009 and 2008, respectively, and expects to continue making tax payments in future periods.
Note 13. Earnings per share
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
The number of potential common shares outstanding has been determined in accordance with the treasury-stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	34,105	34,046	34,081	34,383
Effect of dilutive common shares outstanding	171	124	109	133

Diluted weighted average common shares outstanding	34,276	34,170	34,190	34,516

Approximately 3.6 million shares and 3.7 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above for the three month period ended June 30, 2009 and 2008, respectively, because their impact would be anti-dilutive. Approximately 3.6 million shares and 3.4 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above for the six month period ended June 30, 2009 and 2008, respectively, because their impact would be anti-dilutive.

Note 14. Comprehensive income
The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$4,946	$15,811	$18,018	$30,641
Unrealized (losses) gains of marketable securities, net of tax	(151)	(614)	(41)	50
Unrealized gains on forward contracts, net of tax	769	446	1,531	492
Change in cumulative translation adjustment	(234)	—	(333)	—

Total comprehensive income	$5,330	$15,643	$19,175	$31,183

Accumulated elements of other comprehensive income at June 30, 2009 consists of a $0.1 million unrealized gain, net of tax, on forward currency contracts and a $1.0 million unrealized gain, net of tax, on marketable securities.
Note 15. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay for executory costs such as taxes and insurance. The Company’s future minimum rental payments under non-cancelable operating leases, excluding executory costs and sublease payments, total $640.1 million at June 30, 2009 and are scheduled to be paid out as follows: $16.7 million for the six months ended December 31, 2009; $33.7 million for the year ended December 31, 2010; $34.0 million for the year ended December 31, 2011; $34.2 million for the year ended December 31, 2012; $34.2 million for the year ended December 31, 2013; and $487.3 million thereafter.
In June 2009, the Company entered into a sublease with a third party for approximately 172,000 square feet of the Company’s headquarters in Arlington, Virginia. The term of the sublease is from October 2009 through September 2021 with a one-time expansion right for an additional floor in the fifth year and a renewal option to extend the sublease for the remainder of the Company’s existing lease through January 2028. The Company’s future minimum receipts under this sublease, excluding executory costs, total $99.4 million at June 30, 2009 and are scheduled to be received as follows: $1.8 million for the six months ended December 31, 2009; $7.3 million for the year ended December 31, 2010; $7.4 million for the year ended December 31, 2011; $7.6 million for the year ended December 31, 2012; $7.8 million for the year ended December 31, 2013; and $67.5 million thereafter.
Other
From time to time, the Company is subject to ordinary routine litigation incidental to its normal business operations. The Company is not currently a party to, and the Company’s property is not subject to, any material legal proceedings.
The Company continues to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.9 million and $3.7 million at June 30, 2009 and December 31, 2008, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-looking statements.”

Executive Overview
Our second quarter and year to date 2009 results were affected by the depth of the current world-wide economic downturn and uncertainty about its duration. As is evident in our Contract Value, we continue to face difficulty with new business sales and renewals in light of the current macroeconomic environment. Contract Value is defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.
Our strategy is to leverage an integrated sales and service model to grow and retain our installed membership base, version our products and services for new markets, launch new products and services in five corporate decision centers (Human Resources, Legal, Finance, Information Technology, and Sales and Marketing), and protect the core economics of our business through effective cost management. Our plan to launch new products and services may include the acquisition of certain companies that bring us capabilities and intellectual property assets that target additional member needs.
In January 2009, we announced adoption of a plan (“2008 Plan”) to restructure our business to align expenses more closely with our revenue outlook, in light of continued economic turmoil in the U.S. and global economy, and to redirect resources to areas consistent with our growth strategy. This restructuring included a reduction of approximately 15% of the Company’s workforce at the date of announcement; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of an integrated approach to prospect and member account management. In addition to the 2008 Plan, we committed to a separation plan in June 2009 (the “2009 Plan”), initially offering additional benefits for employees selecting to voluntarily separate. We accepted the resignations of approximately 155 employees as part of the 2009 Plan.
In June 2009, we ceased using and entered into a sublease with a third party for approximately 172,000 square feet of our headquarters in Arlington, Virginia. We have also ceased using a portion of two other facilities, whereby we have sublet approximately 14,000 square feet of one and are attempting to sublease approximately 10,000 square feet of the other. These actions advance our ongoing transition to an integrated account management model, which has reduced the future need for space in the headquarters and other existing facilities as we move sales and service staff closer to members. The term of the headquarters sublease is from October 2009 through September 2021 with a one-time expansion right for an additional floor in the fifth year and a renewal option to extend the sublease for the remainder of the Company’s existing lease through January 2028. The total receipts from this sublease will be approximately $99.4 million over the lease term, including $1.8 million in 2009. Exit activities are expected to reduce our rent expense by approximately $4 million in 2009 and $9 million in 2010.
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
General
We generate the majority of our revenue through memberships that provide access to our proprietary products and services, which we deliver through several channels. Memberships, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. A member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.
Our operating costs and expenses consist of:
•	Cost of services, which represents the costs associated with the production and delivery of our products and services, consisting of compensation, including share-based compensation, for research personnel and in-house faculty; the organization and delivery of membership meetings, seminars, and other events; production of published materials; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new members and the costs of servicing and renewing existing members, consisting of compensation, including sales commissions and share-based compensation; travel; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our customer relationship management software (“CRM”).

•	General and administrative, which represents the costs associated with the corporate and administrative functions, including human resources and recruiting, finance and accounting, legal, management information systems, facilities management, business development and other. Costs include compensation, including share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Depreciation and amortization, consisting of depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and web site development costs and the amortization of intangible assets.
We recognized Costs associated with exit activities in the three months ended June 30, 2009 consisting primarily of the impairment of leasehold improvements and furniture, fixtures and equipment at our headquarters. Additionally, costs were recognized for the other two facilities discussed above that will continue to be incurred under operating leases for their remaining term without economic benefit. See Note 9 to the condensed consolidated financial statements.
We also recognized Restructuring costs in the three and six months ended June 30, 2009, consisting primarily of severance and related termination benefits, pursuant to a plan of workforce reductions. See Note 10 to the condensed consolidated financial statements.
Critical Accounting Policies
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2008 Annual Report on Form 10-K/A, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.
Recent Accounting Pronouncements
There were no recent accounting pronouncements that had a material effect on our condensed consolidated financial statements for the three and six months ended June 30, 2009. See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Results of Operations
Three and Six Months Ended June 30, 2009 and 2008
Contract Value
Contract Value decreased 24.1% to $401.6 million at June 30, 2009 from $529.0 million at June 30, 2008. The decrease is due to reduced memberships from some large corporate members, decreased new sales due to macro-economic conditions and planned contract value losses from programs that we are consolidating across 2009.
Revenues
Revenues decreased 21.6% to $110.7 million for the three months ended June 30, 2009 from $141.2 million for the three months ended June 30, 2008. Revenues decreased 18.3% to $228.1 million for the six months ended June 30, 2009 from $279.2 million for the six months ended June 30, 2008. The decreases of $30.5 and $51.1 million for the three and six months ended June 30, 2009 as compared to the same periods in the prior year were primarily due to lower overall rates of both subscription renewals and new membership sales since the third quarter of 2008.

Costs and expenses
We have significantly reduced our costs in light of macroeconomic conditions and the decline in revenues from the forth quarter of 2008 through the second quarter of 2009. Certain categories of our costs and expenses represent a greater percentage of our revenues than they did in the comparable period of 2008. Excluding costs associated with exit activities and restructuring costs, the aggregate costs and expenses as a percentage of revenues is unchanged on a year-over-year comparison for the three months ended June 30, 2009 and is slightly down for the six months ended June 30, 2009. We continue to manage our costs and expenses aggressively, at the same time as we focus on increasing revenues.
The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Costs and expenses:
Cost of services	34.3	32.9	33.4	33.1
Member relations and marketing	28.7	29.1	29.2	29.9
General and administrative	13.5	16.4	13.4	15.4
Depreciation and amortization	5.7	3.7	5.4	3.8
Costs associated with exit activities	10.4	—	5.0	—
Restructuring costs	3.8	—	2.3	—

Total costs and expenses	96.3	82.0	88.7	82.3
Included in the results of operations and the discussion and analysis of changes below are amounts related to a $1.1 million decrease in share-based compensation expense for the three months ended June 30, 2009 compared to 2008. This decrease results from a decrease in the fair value of awards granted in 2009 compared to the fair value of awards granted in 2005 (which completed vesting during the first quarter of 2009), due to the significant decrease in the fair value of the Company’s stock price; as well as a higher anticipated forfeiture rate of 14% at June 30, 2009, as compared to 10% at June 30, 2008.
Facilities expense for the three months ended June 30, 2009 compared to the same period in the prior year decreased $1.0 million. For the six months ended June 30, 2009 compared to the same period in the prior year, facilities expense decreased $4.2 million. This decrease is due to the consolidation of our Washington D.C. office locations into our new headquarters in the first quarter of 2008. During the first six months of 2008, we incurred additional rent for overlapping lease periods of approximately $3.2 million.
The above costs and expenses are allocated to Cost of services, Member relations and marketing and General and administrative expenses in the condensed consolidated statements of income.
Cost of services
Cost of services decreased 18.1% to $38.0 million for the three months ended June 30, 2009 from $46.4 million for the three months ended June 30, 2008. The decrease of $8.4 million was primarily due to a $5.0 million reduction in fixed and variable compensation due to fewer employees and lower share-based compensation as discussed above. Other costs associated with the production and delivery of meetings and other services decreased by $4.2 million as a result of fewer memberships. In addition, third-party consulting fees decreased by $0.7 million. These decreases were partially offset by the inclusion of $1.7 million of expenses from the businesses we acquired in the fourth quarter of 2008.
Cost of services decreased 17.6% to $76.2 million for the six months ended June 30, 2009 from $92.5 million for the six months ended June 30, 2008. The decrease of $16.3 million was primarily due to a $9.3 million reduction in fixed and variable compensation due to fewer employees. Costs associated with the production and delivery of meetings and other services decreased by $5.5 million as a result of fewer memberships. Additionally, the decrease was due to reductions in facilities expense of $2.2 million and third-party consulting fees of $1.2 million. These decreases were partially offset by the inclusion of $3.1 million of expense from the businesses we acquired in the fourth quarter of 2008.
Member relations and marketing
Member relations and marketing expense decreased 22.9% to $31.7 million for the three months ended June 30, 2009 from $41.1 million for the three months ended June 30, 2008. The decrease of $9.4 million was primarily due to a $7.3 million decrease in fixed and variable compensation, which includes a $1.5 million decrease in sales incentives due to lower booking volume. Additionally, the decrease was due to a reduction in travel and related expenses of $2.4 million primarily from the relocation of sales and service staff closer to our members in the integrated account management model. These decreases were partially offset by $1.0 million in fees associated with the implementation of our new CRM.
Member relations and marketing expense decreased 20.3% to $66.5 million for the six months ended June 30, 2009 from $83.4 million for the six months ended June 30, 2008. The decrease of $16.9 million was primarily due to a $10.7 million decrease in fixed and variable compensation, which includes a $1.0 million decrease in sales incentives due to lower booking volume. Additionally, the decrease was due to reductions in travel and related expenses of $4.2 million and facilities expense of $2.2 million. These decreases were partially offset by $1.5 million in fees associated with the implementation of our new CRM.
General and administrative
General and administrative expense decreased 35.5% to $14.9 million for the three months ended June 30, 2009 from $23.1 million for the three months ended June 30, 2008. The decrease of $8.2 million is primarily due to decreases in third-party consulting fees of $3.0 million and a $2.7 million decrease in fixed and variable compensation due to fewer employees. Further contributions to the decrease were the reductions in the expense associated with probable sales tax exposures of $1.2 million and travel and related expenses of $0.5 million.
General and administrative expense decreased 29.0% to $30.6 million for the six months ended June 30, 2009 from $43.1 million for the six months ended June 30, 2008. The decrease of $12.5 million is primarily due to a decrease of $4.0 million in third-party consulting fees and a $2.5 million decrease in fixed and variable compensation due to fewer employees. Further contributing to the decrease were reductions in travel and related expenses of $1.3 million, the expense associated with probable sales tax exposures of $1.2 million and recruiting fees of $0.9 million.
Depreciation and amortization
Depreciation and amortization expense increased 21.2% to $6.3 million for the three months ended June 30, 2009 from $5.2 million for the three months ended June 30, 2008. The increase in Depreciation and amortization expense of $1.1 million primarily was due to the depreciation of leasehold improvements and furniture and fixtures associates with the build-out of our headquarters for the full quarter as compared to the year earlier period.
Depreciation and amortization expense increased 14.0% to $12.2 million for the six months ended June 30, 2009 from $10.7 million for the six months ended June 30, 2008. The increase in Depreciation and amortization expense of $1.5 million primarily was due to the depreciation of leasehold improvements and furniture and fixtures associates with the build-out of our headquarters for the full six-month period of 2009 as compared to the year earlier period.
Costs associated with exit activities
In June 2009, we ceased using and entered into a sublease agreement for a portion of our headquarters facility in Arlington, Virginia. In addition, we ceased using a portion of two other facilities whereby we have sublet approximately 14,000 square feet of one facility and are attempting to sublease approximately 10,000 square feet of the other facility. We incurred a total pre-tax charge of $11.5 million in the three months ended June 30, 2009, substantially all of which is non-cash, primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment at our headquarters. We expect that these actions will reduce rent expense by approximately $4 million for the six months ended December 31, 2009 and approximately $9 million in 2010.
These actions advance our ongoing transition to an integrated account management model, which has reduced the future need for space in the headquarters and other existing facilities as we relocate sales and service staff closer to members. In addition, these actions represent another step in our efforts to align operating expenses more closely with our outlook, in light of economic conditions, and to redirect resources to areas with a greater potential for future growth. We believe existing facilities will be adequate for our current needs and additional facilities are available for lease at advantageous terms to meet any future needs.

Restructuring costs
In the three months ended June 30, 2009, we recognized net expense of $4.2 million and paid $2.4 million of restructuring costs. In the six months ended June 30, 2009, we recognized net expense of $5.2 million and paid $5.4 million of restructuring costs. The restructuring accrual at June 30, 2009 of $7.4 million is expected to be substantially paid out in 2009. We expect personnel costs to continue to decrease as our 2008 and 2009 restructuring plans progress across the current year.
In the second quarter of 2009, we committed to a separation plan, initially offering additional benefits for employees electing to voluntarily separate, for which approximately 155 employees submitted resignations effective beginning July 24, 2009. The program was not offered to executive officers, critical staff, and most sales staff. We recorded a pre-tax restructuring charge for this program of approximately $4.2 million in the second quarter of 2009. This amount represents the portion of costs associated with our standard severance policy. Additional charges of approximately $1.8 million are expected to be incurred in the third quarter of 2009 for this program representing separation incentives offered to participants. Substantially all of the costs will be cash charges for severance and related benefits.
Other income, net
Other income, net increased to $4.1 million for the three months ended June 30, 2009 from $0.9 million for the three months ended June 30, 2008. Other income, net for the three months ended June 30, 2009 was comprised of $0.5 million of interest income, $2.2 million of foreign currency translation gains and $1.4 million increase in the fair value of the deferred compensation plan assets. Other income, net for the three months ended June 30, 2008 was comprised of $1.0 million of interest income offset by a $0.1 million decrease in the fair value of the deferred compensation plan assets.
Other income, net increased to $4.2 million for the six months ended June 30, 2009 from $1.6 million for the six months ended June 30, 2008. Other income, net for the six months ended June 30, 2009 was comprised of $1.1 million of interest income, $1.9 million of foreign currency translation gains, $0.8 million increase in the fair value of the deferred compensation plan assets and $0.4 million in other income. Other income, net for the six months ended June 30, 2008 was comprised of $2.6 million of interest income offset by a $1.0 million decrease in the fair value of the deferred compensation plan assets.
Provision for income taxes
We recorded a Provision for income taxes of $3.3 million and $10.5 million for the three months ended June 30, 2009 and 2008, respectively. We recorded a Provision for income taxes of $12.0 million and $20.4 million for the six months ended June 30, 2009 and 2008, respectively.
Our effective income tax rate was 40.0% for the three and six months ended June 30, 2009 and 2008.
Liquidity and Capital Resources
Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $73.4 million at June 30, 2009.
Cash flows from operating activities
We generated net cash flows from operating activities of $19.8 million and $71.1 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in cash flows from operations is primarily due to decreases in deferred revenues and cash received from collections of membership receivables that are a result of lower renewal and new member sales rates since the third quarter of 2008.

Membership subscriptions, which principally are annually renewable agreements, are generally payable by members at the beginning of the contract term.
We made income tax payments of $21.0 million and $28.0 million in the six months ended June 30, 2009 and 2008, respectively, and we expect to continue making tax payments in future periods.
Cash flows from investing activities
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. For the six months ended June 30, 2009, net cash flows provided by investing activities were $8.7 million. For the six months ended June 30, 2008, net cash flows used in investing activities were $23.7 million.
For the six months ended June 30, 2009, maturities and sales of marketable securities generated $12.8 million compared with $7.8 million for the same period in the prior year. We invested $3.9 million in the first six months of 2009 compared to $31.5 million in the first six months of 2008 for capital expenditures, including furniture, fixtures and equipment, leasehold improvements and computer equipment due to the consolidation of our Washington D.C. office locations into our new headquarters.
We estimate that capital expenditures to support our infrastructure will be approximately $10.0 million in 2009.
Cash flows from financing activities
Net cash flows used in financing activities were $18.0 million and $70.9 million for the six months ended June 30, 2009 and 2008, respectively.
The $52.9 million decrease in cash flows used in financing activities is primarily the result of the decrease in the amount spent on the purchase of treasury shares of $41.7 million and a decrease in the amount paid for dividends of $11.6 million.
Commitments and contingencies
At June 30, 2009, we had $6.5 million of outstanding letter of credit agreements to provide security deposits for certain office space leases. The letters of credit expire in the period from September 2009 through March 2010, but they will automatically extend for another year from their expiration dates unless we terminate them. To date, no amounts have been drawn on these agreements.
In August 2009, the Board of Directors declared a third quarter cash dividend of $0.10 per share for stockholders of record on September 15, 2009, which will be payable on September 30, 2009.
Contractual obligations
There have been no material changes to the contractual obligations tables as disclosed in Amendment No. 1 to our 2008 Annual Report on Form 10-K/A. We have operating lease obligations that relate primarily to our office leases that expire on various dates through 2028. The operating lease obligations generally include scheduled rent increases.
Off-Balance Sheet Arrangements
At June 30, 2009 and December 31, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Toolbox.com
We review the carrying value of goodwill and conduct impairment tests at least on an annual basis. In the second quarter of 2009, we had an indicator of possible impairment relating to the $21.5 million carrying value of the Toolbox.com subsidiary. The valuation of this goodwill is based on a business plan that includes increases in revenues and operating profits. Given continued weakness in the online advertising market, the revenue and operating profits of this business have fallen below the estimates established as part of the October 1, 2008 annual impairment test. We considered this an indicator of possible impairment, and accordingly, we tested the goodwill for impairment and determined that the asset was not impaired. If the test had indicated impairment, then the value of the goodwill would have been written down to its fair value. We have a focused business plan to support Toolbox.com and increase future sales and operating profits. We will continue to monitor against this plan and review our goodwill for impairment on at least an annual basis.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2009, we implemented a new CRM system and we adjusted certain of our internal controls to take account of the implementation. While we are carefully monitoring these changes, we do not expect the internal control adjustments or the implementation of the CRM to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
April 1, 2009 to April 30, 2009	—	$—	—	$22,362,341
May 1, 2009 to May 31, 2009 (1)	2,473	$16.22	2,473	$22,322,238
June 1, 2009 to June 30, 2009	—	—	—	$22,322,238

Total	2,473	$16.22	2,473

(1)	Amounts include the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards.
Repurchases may continue to be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company’s annual meeting of stockholders of The Corporate Executive Board Company was held on June 11, 2009. The following is a tabulation of the voting on the proposals presented at the annual meeting:

     Proposal Number 1 — Election of directors. The following nominees were elected as directors, each to serve until the next annual meeting or until a successor is named and qualified:

	SHARES	SHARES
	VOTED FOR	WITHHELD
Thomas L. Monahan III	30,533,942	738,766
Gregor S. Bailar	30,817,696	455,012
Stephen M. Carter	30,251,661	1,021,047
Gordon J. Coburn	30,250,122	1,022,586
Nancy J. Karch	30,817,970	454,738
David W. Kenny	30,250,614	1,022,094
Daniel O. Leemon	30,818,602	454,106
     Proposal Number 2 — Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ended December 31, 2009.
     The appointment of Ernst & Young LLP was ratified.

Shares voted for	30,991,858
Shares voted against	268,775
Shares voted to abstain	12,075
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) Exhibits:

Exhibit No.	Description
10.1	Separation Agreement, dated April 28, 2009, between Richard Lindahl and the Company*†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Exhibit 10.1 to the May 1, 2009 Current Report on Form 8-K

†	Management or Director contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: August 10, 2009	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	Separation Agreement, dated April 28, 2009, between Richard Lindahl and the Company*†

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Exhibit 10.1 to the May 1, 2009 Current Report on Form 8-K

†	Management or Director contract or compensatory plan