Form 10-Q
period 2009-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2009-11-09
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
The Company had 34,140,307 shares of common stock outstanding, par value $0.01 per share, at November 6, 2009.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,713	$16,214
Marketable securities	19,955	13,545
Membership fees receivable, net	68,774	127,007
Deferred income taxes, net	10,259	12,459
Deferred incentive compensation	8,665	12,621
Prepaid expenses and other current assets	10,361	9,140

Total current assets	132,727	190,986
Deferred income taxes, net	39,342	41,427
Marketable securities	26,080	46,344
Property and equipment, net	91,884	109,133
Goodwill	26,536	26,392
Intangible assets, net	13,545	17,266
Other non-current assets	21,484	14,644

Total assets	$351,598	$446,192

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$38,907	$66,178
Accrued incentive compensation	19,983	25,145
Deferred revenues	180,424	264,253

Total current liabilities	239,314	355,576
Other liabilities	69,256	68,007

Total liabilities	308,570	423,583
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,306,660 and 43,205,367 shares issued, and 34,140,307 and 34,043,752 shares outstanding at September 30, 2009 and December 31, 2008, respectively	433	432
Additional paid-in capital	404,444	395,434
Retained earnings	264,697	254,285
Accumulated elements of other comprehensive income	1,132	55
Treasury stock, at cost, 9,166,353 and 9,161,615 shares at September 30, 2009 and December 31, 2008, respectively	(627,678)	(627,597)

Total stockholders’ equity	43,028	22,609

Total liabilities and stockholders’ equity	$351,598	$446,192

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$106,819	$142,409	$334,954	$421,605
Costs and expenses:
Cost of services	34,384	44,830	110,612	137,314
Member relations and marketing	29,389	39,972	95,928	123,418
General and administrative	13,687	16,795	44,314	59,887
Depreciation and amortization	5,113	5,021	17,349	15,766
Costs associated with exit activities	—	—	11,518	—
Restructuring costs	2,327	—	7,515	—

Total costs and expenses	84,900	106,618	287,236	336,385
Income from operations	21,919	35,791	47,718	85,220
Other income, net	827	(3,889)	5,061	(2,250)

Income before provision for income taxes	22,746	31,902	52,779	82,970
Provision for income taxes	8,569	11,900	20,584	32,327

Net income	$14,177	$20,002	$32,195	$50,643

Earnings per share:
Basic	$0.42	$0.59	$0.94	$1.48
Diluted	$0.41	$0.59	$0.94	$1.47

Dividends per share	$0.10	$0.44	$0.64	$1.32

Weighted average shares outstanding:
Basic	34,133	34,022	34,099	34,253
Diluted	34,356	34,117	34,248	34,374
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$32,195	$50,643
Adjustments to reconcile net income to net cash flows provided by operating activities:
Costs associated with exit activities	11,518	—
Depreciation and amortization	17,349	15,766
Share-based compensation	8,406	9,681
Deferred income taxes	1,583	(2,598)
Amortization of marketable securities premiums, net	518	533
Changes in operating assets and liabilities:
Membership fees receivable, net	58,233	75,116
Deferred incentive compensation	3,956	4,053
Prepaid expenses and other current assets	(1,221)	2,385
Other non-current assets	(6,840)	4,659
Accounts payable and accrued liabilities	(27,235)	(16,760)
Accrued incentive compensation	(5,162)	(9,617)
Deferred revenues	(83,829)	(77,118)
Other liabilities	2,022	10,014

Net cash flows provided by operating activities	11,493	66,757
Cash flows from investing activities:
Purchases of property and equipment, net	(4,864)	(38,141)
Acquisition of business	(168)	—
Sales and maturities of marketable securities, net	13,303	20,810

Net cash flows provided by (used in) investing activities	8,271	(17,331)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	100
Proceeds from the issuance of common stock under the employee stock purchase plan	602	1,133
Purchase of treasury shares	(81)	(41,840)
Payment of dividends	(21,786)	(44,972)

Net cash flows used in financing activities	(21,265)	(85,579)

Net decrease in cash and cash equivalents	(1,501)	(36,153)
Cash and cash equivalents, beginning of period	16,214	47,585

Cash and cash equivalents, end of period	$14,713	$11,432

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
In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. We have evaluated subsequent events for recognition or disclosure through November 9, 2009, which is the date this Form 10-Q was filed with the SEC. The condensed consolidated balance sheet presented at December 31, 2008 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ended December 31, 2009 or any other period within 2009.
Note 3. Recent accounting pronouncements
Recently adopted
On April 1, 2009, the Company adopted new guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance also requires entities to disclose the date through which subsequent events were evaluated and whether the date corresponds with the release of their financial statements. See Note 2.
On April 1, 2009, the Company adopted new guidance that provides additional guidelines for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, the new guidance includes guidelines for identifying circumstances that indicate a transaction for the asset or liability is not orderly, in which case the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The adoption of the new guidance did not impact the Company’s financial position or results of operations.
On April 1, 2009, the Company adopted new guidance that requires disclosures about fair values of financial instruments not measured on the balance sheet at fair value in interim and annual financial statements. Prior to the issuance of this guidance, disclosures about fair values of financial instruments were only required to be disclosed annually. Since this guidance requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption did not impact the Company’s financial position or results of operations. See Note 4.
On April 1, 2009, the Company adopted new guidance that changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not be required to sell the security before recovery of its cost basis. Assuming these two criteria are met, the new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income. The adoption of the new guidance did not impact the Company’s financial position or results of operations.

On January 1, 2009, the Company adopted new guidance requiring enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, the new guidance requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format (see Note 8). Since this guidance requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption did not impact the Company’s financial position or results of operations.
On January 1, 2009, the Company adopted new guidance on business combinations that expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This guidance requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, the guidance requires that contingent consideration be recorded at fair value on the acquisition date and also requires transaction costs and costs to restructure the acquired company be expensed. On April 1, 2009, additional guidance was issued further amending the accounting for business combinations to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability would be recognized. The adoption of the new guidance did not have a material impact on the Company’s financial position or results of operations.
Not yet adopted
In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables that is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.
Note 4. Fair value
Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. There is a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	Fair Value
	as of	Fair Value Measurements at
	September 30,	Reporting Date Using
	2009	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$14,713	$14,713	$—	$—
Available-for-sale marketable securities	46,035	46,035	—	—
Variable insurance products held in a Rabbi Trust	13,205	—	13,205	—

Liabilities
Forward currency contracts	$16	$—	$16	$—
The carrying values for other financial instruments, such as membership fees receivable and accounts payable, approximate fair value due to their short-term nature.
Certain assets, such as Goodwill and Intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). During the three and nine months ended September 30, 2009, no fair value adjustments or material fair value measurements were required for non-financial assets or liabilities.
Note 5. Marketable securities
The aggregate market value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	September 30, 2009
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$12,794	$12,624	$170	$—
Washington D.C. tax exempt bonds	33,241	31,659	1,582	—

Total marketable securities	$46,035	$44,283	$1,752	$—

	December 31, 2008
			Gross	Gross
	Market	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$25,845	$25,365	$480	$—
Washington D.C. tax exempt bonds	34,044	32,739	1,383	78

Total marketable securities	$59,889	$58,104	$1,863	$78

The following table summarizes marketable securities maturities (in thousands):

	September 30, 2009
	Fair Market	Amortized
	Value	Cost
Less than one year	$19,955	$19,636
Matures in 1 to 5 years	24,075	22,647
Matures in 6 to 10 years	2,005	2,000

Total marketable securities	$46,035	$44,283

Note 6. Other liabilities
Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Deferred compensation	$7,981	$7,256
Lease incentives	34,081	35,558
Deferred rent benefit — long term	18,414	17,148
Other	8,780	8,045

Total other liabilities	$69,256	$68,007

Note 7. Stockholders’ equity and share-based compensation
Share-based compensation
The Company recognized total share-based compensation costs of $2.1 million and $3.5 million for the three months ended September 30, 2009 and 2008, respectively. The Company recognized total share-based compensation costs of $8.4 million and $9.7 million for the nine months ended September 30, 2009 and 2008, respectively. The Company granted 662,059 and 70,235 restricted stock units at a weighted-average fair value of $10.76 and $36.37 for the nine months ended September 30, 2009 and 2008, respectively. The Company granted zero and 807,507 stock appreciation rights at a weighted average fair value of $0 and $7.37 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, $15.0 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Accounting guidance requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years.
When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. In the third quarter of 2009, the Company increased its estimated forfeiture rate from 14% to 16%. The cumulative effect on the period relating to the change in estimate was a reduction in compensation expense of approximately $0.3 million for the three months ended September 30, 2009. The estimated forfeiture rates in the first, second and third quarters of 2008 were 6%, 10%, and 12%, respectively. The cumulative effect on the periods relating to the change in estimate was a reduction in compensation expense of $0.5 million and $2.3 million for the three and nine months ended September 30, 2008, respectively.
Share repurchases
Repurchases of the Company’s common stock may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares for repurchase has been fixed. The Company funds its share repurchases with cash on hand and cash generated from operations. For the nine months ended September 30, 2009 and 2008, the Company repurchased approximately 5,000 and 1.0 million shares at a total cost of $0.1 million and $41.8 million, respectively. The remaining share repurchase authorization was $22.3 million at September 30, 2009.
Dividends
In August 2009, the Company’s Board of Directors declared a cash dividend of $0.10 per share for the third quarter of 2009 for stockholders of record on September 15, 2009. The dividend, totaling $3.4 million, was paid on September 30, 2009.
In November 2009, the Board of Directors declared a cash dividend of $0.10 per share for the fourth quarter of 2009 for stockholders of record on December 15, 2009. The dividend, which will be funded with cash on hand and cash generated from operations, is payable on December 30, 2009.

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
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The notional amount of outstanding forward contracts was $8.2 million and $21.3 million at September 30, 2009 and December 31, 2008, respectively.
The fair values of all derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	September 30, 2009	December 31, 2008
Liability
Accounts payable and accrued liabilities	$16	$4,057
The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2009 is shown in the table below (in thousands):

	Amount of (Loss) Gain			Amount of Gain (Loss)
	Recognized in OCI			Reclassified from
	on Derivative			Accumulated OCI
	(Effective portion)			into Income (Effective
				portion)
			Location of Loss
	Three months		Reclassified from	Three months	Nine months
	ended	Nine months	Accumulated OCI into	ended	ended
Derivatives in FAS No. 133 cash flow	September 30,	ended September	Income (Effective	September 30,	September 30,
hedging relationships	2009	30, 2009	portion)	2009	2009
Forward currency contracts:	$(74)	$285	Cost of services	$63	$(969)

			Member relations and marketing	136	(780)
			General & Administrative	27	(401)

				$226	$(2,150)

The ineffective portion of the cash flow hedges for the three and nine months ended September 30, 2009 was immaterial.
Note 9. Costs associated with exit activities
In June 2009, the Company ceased using and entered into a sublease agreement for a portion of its headquarters facility in Arlington, Virginia (see Note 15). Also in the three months ended June 30, 2009, the Company ceased using a portion of two other facilities. The Company has sublet a portion of one facility and is attempting to sublease a portion of the other facility. The Company incurred a total pre-tax charge of $11.5 million for the three months ended June 30, 2009, substantially all of which is non-cash, primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment at the Company’s headquarters.
Note 10. Restructuring costs
In the fourth quarter of 2008, the Company committed to a plan (the “2008 Plan”) of workforce reductions to restructure its business. The restructuring included a reduction of approximately 15% of the Company’s workforce at that time; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers; and the implementation of a new, integrated approach to prospect and member account management. Pre-tax restructuring charges for the 2008 Plan were originally estimated to be approximately $9.3 million, most of which was associated with severance and related termination benefits. The Company recorded a pre-tax restructuring charge of $8.0 million in the fourth quarter of 2008.
In the second quarter of 2009, the Company committed to a separation plan (the “2009 Plan”), initially offering additional benefits for employees electing to voluntarily separate, for which approximately 155 employees submitted resignations effective beginning July 24, 2009. The 2009 Plan, which has concluded, is part of the Company’s continuing efforts (as previously reported) to align its expenses more closely with its outlook and to accelerate the placement of resources in areas that management believes have a greater potential for future growth. The 2009 Plan was not offered to executive officers, critical staff, and most sales staff of the Company. Pre-tax restructuring charges for the 2009 Plan were originally estimated to be approximately $6.8 million, most of which was associated with severance and related termination benefits.
The Company does not expect to incur any significant additional costs under the 2008 Plan or 2009 Plan.
Changes to the restructuring liability are as follows (in thousands):

	2008	2009
	Plan	Plan
Balance at December 31, 2008	$7,607	$—
Costs incurred	944	—
Cash payments	(3,062)	—

Balance at March 31, 2009	5,489	—
Costs incurred	113	4,922
Cash payments	(2,272)	(100)
Change in estimate	(791)	—

Balance at June 30, 2009	2,539	4,822
Costs incurred	93	2,623
Cash payments	(1,254)	(2,993)
Change in estimate	(345)	(44)

Balance at September 30, 2009	$1,033	$4,408

Approximately half of the restructuring liability at September 30, 2009 is expected to be paid in 2009.
Note 11. Other income, net
Other income, net consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income	$325	$896	$1,398	$3,594
Foreign currency (loss) gain	(916)	(1,558)	1,065	(1,558)
Increase (decrease) in fair value of deferred compensation plan assets	1,418	(1,427)	2,221	(2,486)
Write-down of cost method investment	—	(1,800)	—	(1,800)
Other	—	—	377	—

	$827	$(3,889)	$5,061	$(2,250)

Note 12. Income taxes
The Company changed its estimate of the annual effective tax rate from 40% to 39% in the three months ended September 30, 2009. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent items and state taxes. Permanent items primarily include tax exempt interest income, meals and entertainment, and foreign currency translation gains or losses.
The Company made income tax payments of $1.8 million and $12.6 million in the three months ended September 30, 2009 and 2008, respectively. The Company made income tax payments of $22.8 million and $40.6 million in the nine months ended September 30, 2009 and 2008, respectively, and expects to continue making tax payments in future periods.

Note 13. Earnings per share
Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period.
The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	34,133	34,022	34,099	34,253
Effect of dilutive common shares outstanding	223	95	149	121

Diluted weighted average common shares outstanding	34,356	34,117	34,248	34,374

Approximately 3.0 million and 3.5 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above for the three month period ended September 30, 2009 and 2008, respectively, because their impact would be anti-dilutive. Approximately 3.4 million and 3.5 million shares related to share-based compensation awards have been excluded from the dilutive effect shown above for the nine month period ended September 30, 2009 and 2008, respectively, because their impact would be anti-dilutive.
Note 14. Comprehensive income
The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$14,177	$20,002	$32,195	$50,643
Unrealized gains (losses) of marketable securities, net of tax	26	(9)	(15)	41
Unrealized (losses) gains on forward contracts, net of tax	(211)	(1,295)	1,320	(803)
Change in cumulative translation adjustment	105	—	(228)	—

Total comprehensive income	$14,097	$18,698	$33,272	$49,881

Accumulated elements of other comprehensive income at September 30, 2009 consist primarily of a $0.1 million unrealized loss, net of tax, on forward currency contracts and a $1.2 million unrealized gain, net of tax, on marketable securities. Accumulated elements of other comprehensive income at December 31, 2008 consist of a $1.4 million unrealized loss, net of tax, on forward currency contracts, a $1.1 million unrealized gain on marketable securities, and a $0.4 million cumulative translation gain.
Note 15. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay for executory costs such as taxes and insurance. In June 2009, the Company entered into a sublease with a third party for approximately 172,000 square feet of the Company’s headquarters in Arlington, Virginia. The term of the sublease is from October 2009 through September 2021 with a one-time expansion right for an additional floor in the fifth year and a renewal option to extend the sublease for the remainder of the Company’s existing lease through January 2028. The Company’s future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are scheduled as follows:

	Payments due and sublease receipts (in thousands) at September 30, 2009
	Total	YE 2009	YE 2010	YE 2011	YE 2012	YE 2013	Thereafter
Operating lease obligations	$636,342	$8,519	$34,438	$34,448	$34,639	$34,695	$489,603
Subleases receipts	106,408	2,229	9,009	9,112	9,157	9,394	67,507

Total net lease obligations	$529,934	$6,290	$25,429	$25,336	$25,482	$25,301	$422,096

Other
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.
The Company continues to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.9 million and $3.7 million at September 30, 2009 and December 31, 2008, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
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
Executive Overview
Our third quarter and year to date 2009 results continue to be affected by the depth of the current world-wide economic downturn and uncertainty about its duration. As is evident in the decline in our Contract Value (defined as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement), we continue to face difficulty with new business sales and renewals in light of the current macroeconomic environment. Lower overall sales during the year continue to apply pressure to quarterly revenues; however, on a sequential basis, the rate of decline has slowed for the second consecutive quarter. We believe that our future results of operations may reflect additional quarterly revenue declines into 2010. We also expect to make selective investments to return to Contract Value and revenue growth, which may cause our operating expenses as a percentage of revenue to increase.
Our strategy is to leverage an integrated sales and service model to grow and retain our installed membership base, version our products and services for new markets, launch new products and services in five corporate decision centers (Human Resources, Legal and compliance, Finance, Information Technology, and Sales and Marketing), and protect the core economics of our business through effective cost management. Our plan to launch new products and services may include the acquisition of certain companies that bring us capabilities and intellectual property assets that target additional member needs.
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
General
We generate the majority of our revenue through memberships that provide access to our proprietary products and services, which we deliver through several channels. Memberships, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. A member may generally request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.
Our operating costs and expenses consist of:
•	Cost of services, which represents the costs associated with the production and delivery of our products and services, consisting of compensation, including share-based compensation, for research personnel and in-house faculty; the organization and delivery of membership meetings, seminars, and other events; production of published materials, costs of developing and supporting our membership web platform and digital delivery of products and services; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new members and the costs of servicing and renewing existing members, consisting of compensation, including sales commissions and share-based compensation; travel; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our customer relationship management software (“CRM”).

•	General and administrative, which represents the costs associated with the corporate and administrative functions, including human resources and recruiting, finance and accounting, legal, management information systems, facilities management, business development and other. Costs include compensation, including share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Depreciation and amortization, consisting of depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and web site development costs and the amortization of intangible assets.
We recognized Costs associated with exit activities in the three months ended June 30, 2009, consisting primarily of the impairment of leasehold improvements and furniture, fixtures and equipment at our headquarters. Additionally, costs were recognized for the other two facilities discussed above that will continue to be incurred under operating leases for their remaining term without economic benefit. See Note 9 to the condensed consolidated financial statements.
We also recognized Restructuring costs in the three and nine months ended September 30, 2009, consisting primarily of severance and related termination benefits, pursuant to a plan of workforce reductions. See Note 10 to the condensed consolidated financial statements.
Critical Accounting Policies
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our 2008 Annual Report on Form 10-K/A, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.
Recent Accounting Pronouncements
There were no recent accounting pronouncements that had a material effect on our condensed consolidated financial statements for the three and nine months ended September 30, 2009. See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Results of Operations
Three and Nine Months Ended September 30, 2009 and 2008
Contract Value
Contract Value decreased 28.0% to $387.2 million at September 30, 2009 from $538.0 million at September 30, 2008. The decrease is due to reduced memberships from some large corporate members, decreased new sales due to macro-economic conditions and planned contract value losses from programs that we are consolidating across 2009. We anticipate that these factors may continue and cause additional declines in Contract Value into 2010.
Revenues
Revenues decreased 25.0% to $106.8 million for the three months ended September 30, 2009 from $142.4 million for the three months ended September 30, 2008. Revenues decreased 20.6% to $335.0 million for the nine months ended September 30, 2009 from $421.6 million for the nine months ended September 30, 2008. The decreases of $35.6 and $86.6 million for the three and nine months ended September 30, 2009 as compared to the same periods in the prior year were primarily due to lower overall rates of both subscription renewals and new membership sales since the third quarter of 2008. We believe these lower overall renewal and sales rates may continue and that quarterly revenues may continue to decline sequentially into 2010.
Costs and expenses
We have significantly reduced our costs in light of macroeconomic conditions and the decline in revenues from the fourth quarter of 2008 through the third quarter of 2009. Certain categories of our costs and expenses represent a greater percentage of our revenues than they did in the comparable period of 2008. While expenses as a whole have decreased from the prior year, as a percentage of revenue, they are increasing due to the steeper decline of our period revenues. We continue to manage our costs and expenses aggressively, at the same time as we focus on increasing revenues. In addition, we plan to make selective investments in the business to support our efforts to return to Contract Value growth. As such, until revenues begin to increase, we believe our expenses as a percentage of revenues may increase further.
The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Costs and expenses:
Cost of services	32.2	31.5	33.0	32.6
Member relations and marketing	27.5	28.1	28.6	29.3
General and administrative	12.8	11.8	13.2	14.2
Depreciation and amortization	4.8	3.5	5.2	3.7
Costs associated with exit activities	—	—	3.4	—
Restructuring costs	2.2	—	2.2	—

Total costs and expenses	79.5	74.9	85.7	79.8
Included in the results of operations and the discussion and analysis of changes below are amounts related to decreases of $1.5 million and a $1.3 million in share-based compensation expense for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases are a result of a lower fair value of awards, due to a lower share price. Additionally, the Company increased the anticipated forfeiture rate to 16% at September 30, 2009, as compared to 12% at September 30, 2008.
Facilities expense for the three months ended September 30, 2009 decreased $1.7 million compared to the same period in the prior year. This decrease is primarily due to the sublease of the Company’s headquarters. Facilities expense for the nine months ended September 30, 2009 decreased $5.9 million compared to the same period in the prior year. This decrease is due to the consolidation of our Washington D.C. office locations into our new headquarters in the first quarter of 2008 and the sublease of the Company’s headquarters. During the first nine months of 2008, we incurred additional rent for overlapping lease periods of approximately $3.2 million.
The above costs and expenses are allocated to Cost of services, Member relations and marketing and General and administrative expenses in the condensed consolidated statements of income.

Cost of services
Cost of services decreased 23.2% to $34.4 million for the three months ended September 30, 2009 from $44.8 million for the three months ended September 30, 2008. The decrease of $10.4 million was primarily due to a $5.2 million reduction in fixed and variable compensation due to fewer employees and lower share-based compensation as discussed above. Other costs associated with the production and delivery of meetings and other services decreased by $1.9 million as a result of fewer memberships. Travel and related expenses decreased by $1.7 million and, as discussed above, allocated rent expense decreased by $0.8 million.
Cost of services decreased 19.4% to $110.6 million for the nine months ended September 30, 2009 from $137.3 million for the nine months ended September 30, 2008. The decrease of $26.7 million was primarily due to a $15.5 million reduction in fixed and variable compensation due to fewer employees. Costs associated with the production and delivery of meetings and other services decreased by $4.3 million as a result of fewer memberships. Additionally, the decrease was due to decreases in travel and related expenses of $3.2 million, facilities expense of $3.0 million, as discussed above, and third-party consulting fees of $1.1 million.
Member relations and marketing
Member relations and marketing expense decreased 26.5% to $29.4 million for the three months ended September 30, 2009 from $40.0 million for the three months ended September 30, 2008. The decrease of $10.6 million was primarily due to a $8.3 million decrease in fixed and variable compensation, which includes a $1.8 million decrease in sales incentives due to lower booking volume. Additionally, the decrease was due to a reduction in travel and related expenses of $1.2 million primarily from the relocation of sales and service staff closer to our members in the integrated account management model and a decrease in facilities expense of $1.0 million as discussed above. These decreases were partially offset by a $0.6 million increase in license and external consulting fees that are associated with the implementation of our new CRM.
Member relations and marketing expense decreased 22.3% to $95.9 million for the nine months ended September 30, 2009 from $123.4 million for the nine months ended September 30, 2008. The decrease of $27.5 million was primarily due to a $19.0 million decrease in fixed and variable compensation, which includes a $2.7 million decrease in sales incentives due to lower booking volume. Additionally, the decrease was due to reductions in travel and related expenses of $5.4 million and facilities expense of $3.2 million. These decreases were partially offset by an increase in external consulting fees of $1.6 million primarily associated with the implementation of our new CRM.
General and administrative
General and administrative expense decreased 18.5% to $13.7 million for the three months ended September 30, 2009 from $16.8 million for the three months ended September 30, 2008. The decrease of $3.1 million is primarily due to decreases in third-party consulting fees of $1.0 million and a $1.0 million decrease in fixed and variable compensation due to fewer employees. Additionally, travel and related expenses decreased $0.6 million.
General and administrative expense decreased 26.0% to $44.3 million for the nine months ended September 30, 2009 from $59.9 million for the nine months ended September 30, 2008. The decrease of $15.6 million is primarily due to a decrease of $4.3 million in third-party consulting fees and a $3.5 million decrease in fixed and variable compensation due to fewer employees. Further contributing to the decrease were reductions in travel and related expenses of $1.9 million, recruiting fees of $1.4 million, the expense associated with probable sales tax exposures of $1.1 million and $0.8 million of facilities expense.
Depreciation and amortization
Depreciation and amortization expense increased 2.0% to $5.1 million for the three months ended September 30, 2009 from $5.0 million for the three months ended September 30, 2008.
Depreciation and amortization expense increased 9.5% to $17.3 million for the nine months ended September 30, 2009 from $15.8 million for the nine months ended September 30, 2008. The increase in Depreciation and amortization expense of $1.5 million primarily was due to the depreciation of leasehold improvements and furniture and fixtures associated with the build-out of our headquarters for the full nine-month period of 2009 as compared to the year earlier period.

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
Restructuring costs
We recorded net pre-tax restructuring charges of $4.2 million and $2.3 million in the three months ended June 30, 2009 and September 30, 2009, respectively. Substantially all of the costs were cash charges for severance and related benefits. Approximately half of the $5.4 million restructuring accrual at September 30, 2009 is expected to be paid in 2009. The Company does not expect to incur any significant additional costs under the 2008 Plan or 2009 Plan.
Other income, net
Other income, net increased to $0.8 million for the three months ended September 30, 2009 from expense of $3.9 million for the three months ended September 30, 2008. Other income, net for the three months ended September 30, 2009 was comprised of $0.3 million of interest income and a $1.4 million increase in the fair value of the deferred compensation plan assets offset by $0.9 million of foreign currency translation losses. Other income, net for the three months ended September 30, 2008 was comprised of $0.9 million of interest income offset by a $1.8 million write down of a cost method investment, $1.6 million of foreign currency translation losses and a $1.4 million decrease in the fair value of the deferred compensation plan assets.
Other income, net increased to $5.1 million for the nine months ended September 30, 2009 from expense of $2.3 million for the nine months ended September 30, 2008. Other income, net for the nine months ended September 30, 2009 was comprised of $1.4 million of interest income, a $2.2 million increase in the fair value of the deferred compensation plan assets, $1.1 million of foreign currency translation gains, and $0.4 million in other income. Other income, net for the nine months ended September 30, 2008 was comprised of $3.6 million of interest income offset by a $2.5 million decrease in the fair value of the deferred compensation plan assets, a $1.8 million write down of a cost method investment and $1.6 million of foreign currency translation losses.
Provision for income taxes
Our effective income tax rate was approximately 38% and 40% for the three months ended September 30, 2009 and 2008, respectively. Our effective income tax rate was 39% and 40% for the nine months ended September 30, 2009 and 2008, respectively. The difference between our effective tax rate and the federal statutory rate is primarily due to permanent items and state taxes. The permanent items primarily include tax exempt interest income, meals and entertainment, and foreign currency translation gains or losses.
Liquidity and Capital Resources
Cash flows generated from operating activities are our primary source of liquidity. We believe that existing cash, cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. We had cash, cash equivalents and marketable securities of $60.7 million at September 30, 2009.
Cash flows from operating activities
We generated net cash flows from operating activities of $11.5 million and $66.8 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash flows from operations is primarily due to decreases in cash received from collections of membership receivables, a decrease in payments to third party vendors, which is a result of fewer overall expenses, and a decrease in deferred revenues. These decreases are a result of lower renewal and new member sales rates since the third quarter of 2008.
Membership subscriptions, which principally are annually renewable agreements, are generally payable by members at the beginning of the contract term.
We made income tax payments of $22.8 million and $40.6 million in the nine months ended September 30, 2009 and 2008, respectively, and we expect to continue making tax payments in future periods.
Cash flows from investing activities
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. For the nine months ended September 30, 2009, net cash flows provided by investing activities were $8.3 million. For the nine months ended September 30, 2008, net cash flows used in investing activities were $17.3 million.
For the nine months ended September 30, 2009, maturities and sales of marketable securities generated $13.3 million compared with $20.8 million for the same period in the prior year. We invested $4.9 million in the first nine months of 2009 compared to $38.1 million in the first nine months of 2008 for capital expenditures, including furniture, fixtures and equipment, leasehold improvements and computer equipment due to the consolidation of our Washington D.C. office locations into our new headquarters in 2008.
We estimate that capital expenditures to support our infrastructure are not expected to exceed $8 million in 2009.
Cash flows from financing activities
Net cash flows used in financing activities were $21.3 million and $85.6 million for the nine months ended September 30, 2009 and 2008, respectively.
The $64.3 million decrease in cash flows used in financing activities is primarily the result of the decrease in the amount spent to repurchase our shares of $41.8 million and a decrease in the amount paid for dividends of $23.2 million.
Commitments and contingencies
At September 30, 2009, we had $6.4 million of outstanding letters of credit to provide security deposits for certain office space leases. The letters of credit expire in the period from January 2010 through September 2010, but they will automatically extend for another year from their expiration dates unless we terminate them. To date, no amounts have been drawn on these agreements.
In November 2009, the Board of Directors declared a fourth quarter cash dividend of $0.10 per share for stockholders of record on December 15, 2009, which will be payable on December 30, 2009.
Contractual obligations
There have been no material changes to the contractual obligations tables as disclosed in Amendment No. 1 to our 2008 Annual Report on Form 10-K/A. We have operating lease obligations that relate primarily to our office leases that expire on various dates through 2028. The operating lease obligations generally include scheduled rent increases.
Off-Balance Sheet Arrangements
At September 30, 2009 and December 31, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Toolbox.com
We review the carrying value of goodwill and conduct an impairment test at least on an annual basis. In the second quarter of 2009, we had an indicator of possible impairment relating to the carrying value of the remaining goodwill. Given continued weakness in the online advertising market, revenues, income from operations, and cash flows from operations have fallen below the estimates established as part of the October 1, 2008 annual impairment test. We considered this an indicator of possible impairment, and accordingly, we tested the goodwill for impairment and determined that the remaining carrying value was not impaired. If the test had indicated impairment, then goodwill would have been written down to its fair value. The fair value exceeded the carrying value by an immaterial amount.
We utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value. We have assumed that the expansion of existing communities, the growth and scale of new community platforms, and recovery of the online advertising market will generate additional revenues and cash flows from operations. However, actual performance could be materially different from these forecasts, which could impact future estimates of fair value and may result in further impairment of goodwill. We will continue to monitor against these assumptions and review the remaining goodwill for impairment on at least an annual basis.
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are based on management’s beliefs, current expectations and information currently available to management. These statements are contained throughout this Quarterly Report on Form 10-Q, including under the section entitled ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ Forward-looking statements frequently contain words such as “believes,” “expects,” “anticipates,” “intends,” “plans, “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, financial results or financial condition. Forward-looking statements include information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.
Item 1A. Risk Factors.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K/A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
July 1, 2009 to July 31, 2009	—	$—	—	$22,322,238
August 1, 2009 to August 31, 2009	—	—	—	$22,322,238
September 1, 2009 to September 30, 2009	—	—	—	$22,322,238

Total		$

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

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: November 9, 2009	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350