Form 10-K
period 2009-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2010-03-01
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing price of the registrant’s common stock as of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $708,514,947*.
There were 34,147,008 shares of the registrant’s common stock outstanding at February 25, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant’s Proxy Statement relating to its 2010 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

*
Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

THE CORPORATE EXECUTIVE BOARD COMPANY

Forward-looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of The Corporate Executive Board Company and its consolidated subsidiaries (“CEB”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.
Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, our potential failure to adapt to member needs and demands, our potential inability to attract and retain a significant number of highly skilled employees, risks associated with the results of restructuring plans, fluctuations in operating results, our potential inability to protect our intellectual property, our potential exposure to loss of revenues resulting from our unconditional service guarantee, exposure to litigation related to our content, various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets, changes in estimates or assumptions used to prepare our consolidated financial statements, our potential inability to make, integrate and maintain acquisitions and investments, and the amount and timing of the benefits expected from acquisitions and investments, our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and possible volatility of our stock price. These and other factors are discussed more fully in “Risk Factors” in Item 1A of this report. We assume no obligation and do not intend to update these forward-looking statements.

Item 1.	Business.
Our Company
The Corporate Executive Board Company enables superior business outcomes by delivering authoritative data, tools, best practices research, and peer insights to the leaders of the world’s great enterprises. We primarily deliver these products and services to a global client base through annual, fixed-fee membership subscriptions. At December 31, 2009, our member network included executives and professionals from more than 50 countries and 4,800 institutions, including approximately 90% of the Fortune 100 and 85% of the Fortune 500.
Our member network is essential to our business. Close relationships with our members enable us to deliver superior business insights, solutions, and analytics that support executives and professionals during their careers. Over time, our data sets expand, thereby strengthening the power of our products and services and the member network.
Our Products and Services
We provide business leaders with business insights, data, and tools to enable their most important decisions and provide solutions to their biggest problems. To fully support these leaders, our products and services focus on five corporate functions. These corporate functions, which we consider our end markets, are:
•	Finance, Strategy, and Operations;
•	Human Resources;

•	Information Technology;
•	Legal and Compliance; and
•	Sales, Marketing, and Communications
We serve business leaders in these corporate functions across a wide range of industries. In addition to these corporate functions, we also serve operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to advance executive decision making. Our products and services enable business leaders to address critical issues such as cost savings, risk management, employee engagement, communications, and corporate governance. We are continuing to expand our product and service offerings, through dedicated sales and marketing staff, to government agencies and additional markets in the Asia-Pacific region and Europe.
Below is a summary of the products and services we provide to members:
•
Best Practices Research and Solutions. We analyze and document corporate best practices for significant and pressing issues that members confront. Through our proprietary research, we identify key economic leverage points and isolate high return-on-investment solutions for members to implement. We deliver this research through various channels, including web-based resources, interactive workshops, live meetings, and published studies.

•
Active Executive Network. We connect members to networks of peer executives and professionals across industries and geographies. These networks operate through in-person meetings and web- and email-based platforms. In 2009, these networks supported approximately 1,000 virtual events for more than 67,000 participants and 500 live meetings for more than 9,500 attendees worldwide.

•
Proprietary Data Assets and Analytic Tools. We provide members with tools and analysis that enable decision-making and improve performance. For example, our “World Class Performance” diagnostic tool allows a member executive to understand how other executives assess the performance of their own department. In 2009, we created more than 100 analytical tools and more than 400 benchmarking data sets that helped business leaders save time and deliver improved results in their daily workflows.

•
Decision Support on Urgent Issues. We deliver decision support and advice to members on time-sensitive issues. For example, in the fourth quarter of 2009, we conducted four global teleconferences that addressed six enemies of post-recession performance in conjunction with our second annual Executive Guidance publication. More than 2,000 global executives and professionals participated in these teleconferences.

•
Advisory Support. We deliver a proprietary on site executive education curriculum to executives and their teams, supported through e-learning resources. In certain corporate functions, such as HR, Finance, IT, and Legal, the curriculum is accredited to meet professional continuing education requirements. In 2009, to provide a deeper and more robust layer of support to business leaders, we invested in additional executive advisor capacity to advise members on pressing business concerns.

Our Business Strategy
Our strategy is to enable business leaders to achieve performance excellence in their roles. In 2009, we focused on positioning business leaders to excel during unprecedented economic uncertainty and operational demands. In 2010, as the global economy recovers, we will focus on continuing to drive retention and cross sales by improving the member experience. We intend to implement this strategy through the following efforts:
1.
High Value Personal Engagement to Drive Large Company Member Loyalty. We are deepening our relationships with executives and professionals who need solutions to challenging business issues, especially during unusual market conditions. We have restructured our North America sales and service model to establish integrated account teams focusing on serving our large company members. We also added executive advisor capacity to deliver more direct member impact. We believe these service-oriented enhancements will further develop relationships with executives and professionals, particularly at our large company members, and increase the value of the member network. In 2010, while we continue to move toward full productivity in North America, we will begin the roll out of the new sales and service model in Europe.

2.
Global Investment in Our Strongest Brands. In 2009, we restructured our product portfolio to focus on our strongest brands. As part of this effort, we reduced our product portfolio by approximately 20%. We then redirected our resources toward strengthening the remaining products and selling those with the greatest member impact and long-term value. Through this resource allocation, we expanded our product offerings for government agencies, we continued our investment in the middle market platform by expanding sales and service capacities, and we established a foundation for expansion in Asia by growing our Australia-based operations. In 2010, we will continue to invest globally in our strongest brands with targeted investments and selective marketing efforts.

3.
Improve Member Experience Through Enhanced Technology and Analytics Platforms. Our experience tells us that the quality and number of member interactions correlates strongly with renewals and cross sales. Accordingly, we continue to invest in technology, including Web enhancements, to more effectively match our key analytical tools to our members’ pressing issues and routine workflow. In 2009, we implemented a new customer relationship management information system, consolidated our employee analytics business onto an improved platform, upgraded the Toolbox.com platform, and enhanced our news and data feed platforms. These improvements have increased per institution user penetration and downloads over the prior year. In 2010, we intend to further enhance our technology assets to provide a more personalized, interactive, and productive member experience.

4.
Elevate Member Performance Through Product Innovation. We are launching renewable and scalable products and services to support executive and business leader needs and further enhance the support we provide to members. Execution of our business strategy also may include the acquisition of companies that bring us capabilities and intellectual property assets that target additional member needs and have the potential to extend our existing core end markets and product offerings. In 2009, we launched two new offerings, SEC Solutions and Government Finance Roundtable, and we acquired The Tower Group, Inc. (“Tower Group”). We used our data assets to identify, evaluate, and communicate emerging insights and solutions to over 200,000 business leaders through more than 40 programs. In 2010, we plan to increase new product launch activity to leverage existing relationships, extend current and develop new best-in-class data and analytics, and target high dollar problems and recurring roles and work.

Our acquisition of Tower Group expands our offerings of products targeted at the financial services industry. Tower Group is a research and advisory firm serving the top financial services companies, professional services firms, and technology providers on the marketing, technology, strategy, and product management issues that impact the financial services industry. See Note 4 to our consolidated financial statements for additional information regarding acquisitions.
In 2008, we purchased Warrillow & Co., (now operating as the Enterprise Council on Small Business), a research and advisory firm serving marketing and sales executives responsible for targeting the small and medium-sized business markets; and Genesee Survey Services, Inc. (now operating as CLC Genesee), an employee survey and analytics firm that designs surveys, collects data, and provides reports on employee engagement to managers in a timely and accurate manner. We believe these acquisitions deepen the advice, support, and analysis we provide to executives and professionals in the Sales and Marketing and HR corporate functions, respectively.
In 2007, we purchased Information Technology Toolbox, Inc. (now operating as Toolbox.com), an on-line professional networking community of IT professionals. The Toolbox.com community, which now includes human resources and finance professionals and operates on an updated platform, enables registered users to share knowledge with a worldwide network of experienced professionals. In 2009, the Toolbox.com community increased by more than 20%, to approximately 1.7 million users.

Our Pricing
We believe that we offer a lower-priced alternative to traditional professional, information, and advisory services. For the majority of our products and services, membership is for one year, typically payable at the beginning of the contract term. The average subscription price was $28,552 at December 31, 2009, a decline from $30,714 at December 31, 2008. The decline in the average subscription price largely reflects continued growth in our middle market platform, which we sell to members at a lower price point. The average subscription price for our large company members decreased by less than 1% from 2008 to 2009. Actual subscription price varies by program and may be further adjusted based on a member’s revenue or headcount. We offer discounted pricing schedules and modified terms for members that purchase a large number of memberships. In 2009, no single member accounted for more than 0.5% of consolidated revenues.
Certain products and services offer a service guarantee, which allows members to request a refund of the fee in the event that they terminate their membership prior to the completion of their membership term. Under the service guarantee, refunds are provided on a pro-rata basis relative to the remaining membership term. In 2009, members requested refunds for 216 memberships out of almost 13,800 sold or renewed, or 1.6% of all memberships, compared to a 2.3% refund rate in 2008. We believe that the decline in the rate of refund reflects the value that we provide to members through our products and services, as well as the movement toward a more stable economic outlook.
Certain of our products, such as Performance Analytics, Leadership Academies, and Toolbox.com, have pricing models that can be different from our core products and services:
•	Performance Analytics delivers data and analytics to support improved performance of executives and their teams. Some elements of the product set are available on a customized fee basis.
•
Leadership Academies provide access, for an annual per participant fee, to training and development services that include skills diagnostic reports, learning portal access, classroom-based development sessions, webinars, and virtual office hours with faculty.

•
Toolbox.com provides knowledge on information technology, human resources, and finance topics free of charge to users. Toolbox.com revenues principally are generated through advertisements and lead generation campaigns posted to the online community portals.

Our Competition
Our industry is highly competitive. We believe that our differentiators include the quality and size of the member network, quality of research and analysis, effectiveness of advice, price, breadth of data assets, accessibility of data assets, and service levels. We believe that we provide members with significant value at a lower cost than either an internal research effort or an external consulting contract.
We compete with firms that offer customized information and professional service products, such as traditional consulting firms, benchmarking firms, research and data analytics firms, and training and development firms. These companies offer a variety of products and services, including market research, performance data, analysis, implementation services, networking opportunities, and educational programs. We believe these competitors, in general, charge more for their products and services than we do. We also compete against entities such as trade associations, nonprofit organizations, and research and database companies. We believe that these competitors offer less detailed and lower-priced research and fewer networking opportunities and educational services. Our direct competitors generally compete with us in a single decision support center, a single corporate function (e.g., information technology), and/or in a specific industry.
The Advisory Board Company serves the health-care industry and educational institutions with products and services that are similar to what we provide on a cross-industry basis. In February 2010, we extended a collaboration agreement with The Advisory Board Company, entered into in 2007, to enhance services to members and explore new product development opportunities. To advance these efforts, which require the companies to share proprietary information, the agreement includes a limited non-competition provision.

Our Employees
We employ individuals from top undergraduate and graduate programs, as well as experienced talent from outside our Company, who often have functional, industry, academic, or consulting expertise. Our success depends on our ability to attract, develop, engage, and retain outstanding talent, including in the sales, service, and marketing functions. We believe that we offer compelling career paths, opportunities for professional development, and competitive compensation. We compete for employees with numerous information and professional services providers, many of which are significantly larger than we are and, we believe, have greater resources than we do.
At December 31, 2009, we employed 1,742 staff members, a reduction of 28% versus December 31, 2008. Of this employee base, 1,301 were located in the United States and Canada (primarily in Arlington, Virginia), 226 were located in England, 177 were located in India, and 38 were located in Australia. Our staff reductions in 2009 were the result of workforce reductions and a voluntary separation plan to reduce our cost structure, restructuring of the sales and service function to align with our new commercial model, and unfilled positions. We intend to selectively add to the staff and skill base in 2010 while continuing to manage costs. None of our employees are represented by a collective bargaining arrangement.
We believe that our relations with our employees remain favorable, despite the reductions in our staff. In 2009, we enhanced our communications, performance management, recruiting, and on-boarding protocols in an effort to retain talent with the capabilities required to perform effectively in light of increasing geographic, market, role, and product diversity.
Our Sales & Marketing Efforts
We sell products and services in more than 50 countries. We generally sell our products and services as a package, which enables business leaders to obtain the greatest value from our products and services, as well as from our global member network. Generally, and including in 2009, we experience higher bookings in the first and fourth quarters of each year due to the size of the renewal pool and corporate budgeting cycles.
In 2009, we continued the implementation of a relationship-driven account management structure. The new commercial model simplifies the member interface, improves sales team understanding of member needs, enhances our sales roles, and facilitates focus on our large company members. We believe this model, which aligns with member preferences and will be supported by continued investments in our technology platforms, has and will continue to improve member loyalty, existing account growth, new account acquisitions, and sales team efficiency. In light of improving sales performance towards the end of 2009, which we believe reflects, in part, the impact of this model, we plan to implement the model in the United Kingdom and elsewhere in Europe in 2010.
In 2009, we focused efforts on increasing awareness of the CEB brand and the value that our products and services deliver through traditional electronic, print, and social media. In 2010, we intend to increase our presence as a thought leader by sharing advice and insights through traditional media as well as extending our Web presence through social media outlets. We maintain and actively defend our portfolio of trademarks, including for Toolbox.com, and rely on nondisclosure and confidentiality arrangements with employees, members, and third-parties, as well as copyright, trademark, trade secret, and other laws, to protect our proprietary rights in our products, services, and other proprietary information.
Financial Information on Geographic Areas
For information regarding revenues related to our operations in the United States and foreign countries, see Note 19 to our consolidated financial statements.
Corporate Information
The Corporate Executive Board Company is a Delaware corporation that was incorporated in 1997. We are a publicly traded company with common stock listed on the NASDAQ Global Stock Market under the symbol “EXBD.”
Our executive offices are located at 1919 North Lynn Street, Arlington, Virginia, 22209. Our telephone number is (571) 303-3000. Our website is www.executiveboard.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Available Information
We make available, free of charge, through our website (follow the “Investors” link to the “Shareholder Information” link, then “SEC Filings”) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee) and Code of Conduct for Officers, Directors and Employees also are available at that same location on our website.

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
The ongoing uncertainty in the global economy and the financial markets could adversely impact our business, results of operations, financial condition, and liquidity.
Continuing global economic uncertainty and financial market instability, as well as the impact of the recent recession and the risk of a prolonged period of weak economic and business conditions, could materially and adversely affect our business, results of operations, financial condition, and liquidity. These conditions also could materially impact our members and prospective members, including our large accounts, causing them to defer purchasing their first product; defer, reduce, or not increase the volume of memberships they purchase from us in the future; or terminate existing memberships during the membership term under our service guarantee. These conditions also could materially impact our vendors causing them to go out of business entirely or be unable or unwilling to meet their commitments to us. Changes of this type could significantly affect our business and liquidity or could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected. In addition, the current global economic conditions could reduce the overall demand for professional information services as global companies consolidate purchasing, downsize departmental budgets, and reduce company-wide discretionary spending. While we market and sell our products throughout the year, a significant percentage of our new business and renewal bookings historically have taken place in the fourth quarter of the year. Significant volatility or weakness in economic conditions in the fourth quarter could have a disproportionately adverse effect on our current and future financial results.
We anticipate downward pressure on our operating margins in 2010.
In 2009, we worked aggressively to align our cost structure with a lower revenue profile by implementing a range of expense management activities, including the elimination of lower-performing programs, workforce reductions, discretionary expense controls, and real estate subleases. We continue to face difficulty with new business and renewal bookings in light of the current macroeconomic environment. Lower overall bookings during the year continue to apply pressure to revenues. As a result, we anticipate decreasing operating margins in the near term given the decrease in Contract Value and the lag between Contract Value growth and revenue growth.
We may fail to attract new members to our programs, obtain renewals from existing members, or sell additional programs to existing members.
We derive most of our revenues from annual memberships for our products and services. Revenue growth depends on our ability to attract prospects to their first membership, sustain a high renewal rate of existing memberships, and sell additional products and services to existing members. Failure to achieve new member and member renewal rate levels, or to cross-sell additional memberships to existing members at the level we forecast, could materially and adversely affect our operating results.

We may experience difficulty collecting membership fees as a result of deteriorating operating conditions at our member institutions resulting from current market conditions.
While we believe we have a stable member base and have experienced strong collections in the past, if market conditions deteriorate further or remain weak for a prolonged period, we may experience increased turnover in our member base, including reductions in members’ commitments to us, which could have a material adverse effect on our results of operations and financial condition. In addition, we cannot predict how the strength or duration of the recent economic slowdown or the pace of economic recovery may negatively impact our members’ ability to pay us on a timely basis or at all. Payment delinquencies at higher rates than we have estimated would adversely affect our operating results.
If we do not retain members for the duration of their membership terms, we would suffer a loss of future revenues due to our service guarantee.
We offer a service guarantee to certain members under which a member may request a refund of the membership fee for a research program. When available, refunds are provided on a proportionate basis relative to the unused period of the membership term. Requests for refunds by a significant number of our members could adversely affect our financial results and future growth. We cannot predict the timing or strength of any recovery from the ongoing economic slowdown, and a weak or delayed recovery may cause more members to request refunds. Failure to retain members for the duration of their membership term at the level we forecast could materially and adversely affect our operating results.
The ongoing uncertainty in the global economy and the financial markets could make it more difficult for us to anticipate member needs and demands and provide relevant support and advice.
Our products and services provide insights, information, and advice to business executives and professionals. Our continuing and future success depends upon our ability to anticipate changing market trends and adapt our research, analysis, advice, new product development, and sales and service model to the evolving needs of our members. The industries and business sectors that we serve undergo frequent changes, including the introduction of new products and the obsolescence of old products, shifting strategies and market positions of major industry participants, and changing objectives and expectations of users of members’ products and services. This environment presents significant challenges to our ability to provide our members with current and timely research and analysis on issues of importance. In response to the ongoing economic uncertainty, we have developed new products and services, and we have adjusted our sales and service model to better serve our new and existing members. If the new products and services we have developed are not timely and relevant, or if we do not serve members in a manner that meets their evolving needs, we may experience increased member turnover, lower new business and renewal bookings, and decreased cross-sales of additional products to existing members, which would adversely affect our financial results and future growth.
Our restructuring plans may be unsuccessful or may have unanticipated negative results.
We announced restructuring plans in the fourth quarter of 2008 and in the second quarter of 2009. These restructuring plans were designed to reduce our workforce; realign our products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers and industries we serve; and to implement an integrated approach to account management. Our restructuring plans have involved significant changes to our business and operations, which have created risk and uncertainty. While the intent of the restructuring plans was to enhance our product and service offerings, strengthen our relations with existing and prospective members, revise our sales and service model, and improve our efficiency as an organization, we may not realize some or any of these intended benefits, or they may take longer to realize than we projected. We may not have identified the appropriate products to consolidate or retire, and additional consolidation and/or retirement may be required. The plans may not have sufficiently reduced our workforce, and additional reductions may be required. We may not have identified the appropriate products to focus on, and adjustments to our areas of focus may be required. The plans may adversely affect our relationships with existing and prospective members, causing them to defer joining their first program, reduce the number of programs they join, cancel or choose not to renew existing memberships, or terminate their memberships before the end of the term under our service guarantee. Our workforce is approximately 28% smaller than at the end of 2008. As a result, we may have negatively affected our relationships with current and former employees, harmed their morale and productivity, and damaged our ability to recruit new employees. If we do not realize the intended benefits of the restructuring, if the restructuring takes longer than anticipated to realize the intended benefits, or if the restructuring has other negative effects, our business, financial results, and reputation may be harmed.

We may not compete successfully and, as a result, may experience reduced demand for our products and services.
The information, professional services, research, networking, and advisory services industry is a highly competitive industry with numerous differentiators, including quality and size of the member network, pricing, quality of research and analysis, breadth of databases, and service. We compete against traditional consulting firms, training and development firms, trade associations, nonprofit organizations, and research and database companies. We also compete against providers of free content over the Internet and through other delivery channels. Our failure to compete effectively, both in terms of product quality and in terms of price, with our competition could adversely affect our financial results and future growth.
Continued uncertainty, consolidation, business failures, and increased regulation in the financial services industry may cause us to lose additional members.
A number of our products and services, including those provided by our newly acquired entity, Tower Group, provide insights and information to business leaders in the financial services industry. The financial services industry has been experiencing turmoil, consolidation, business failures, and increased regulation since the second half of 2007. The instability, consolidation, business failures, and increased regulation have resulted, and are expected to continue to result, in a reduction in the number of members and prospective members from the financial services industry. At December 31, 2009, approximately 21% of our Contract Value was attributable to members in the financial services industry, which includes commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies. Additional uncertainty, consolidation, business failures, and increased regulation in the financial services industry could adversely affect our financial results and future growth.
Our international operations involve financial, regulatory, and business risks that differ from or are in addition to those faced by our U.S. operations.
We are scaling our infrastructure to support our businesses outside the United States. We sell our membership programs in approximately 50 foreign countries, and those international sales accounted for approximately 30% of our revenues in 2009. Our international operations involve operational, financial, legal, compliance, and regulatory risks that differ from or are in addition to those faced by our U.S. operations, including: cultural and language differences; limited brand recognition for The Corporate Executive Board Company; difficulties in managing overseas operations; higher operating costs; restrictions on the repatriation of earnings; differing accounting principles and standards; potentially adverse tax consequences; different and potentially less stable political environments for our employees and our members; catastrophic events that could interrupt or adversely affect operations; less favorable employment laws that could affect our relations with our employees; different legal requirements, compliance obligations, and regulatory systems; and different data security and privacy rules. Our failure to manage our international operations effectively could adversely affect our operating results, limit growth, and damage our reputation.
We are subject to foreign currency risk.
Our international operations subject us to risks related to foreign currency exchange fluctuations. Prices for our products are denominated primarily in U.S. dollars, even when sold outside the United States. However, many of the costs associated with our international operations are denominated in local currencies. As a consequence, if the U.S. dollar weakens against the foreign currencies in countries where we have foreign operations, our operating costs in those countries would increase (on a U.S. dollar basis) and reduce our earnings. We use financial instruments, primarily cash flow hedging instruments, to hedge certain forecasted foreign currency commitments related to our operations in the United Kingdom. The maximum length of time of these hedging contracts is 12 months. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, they may only partially offset any adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, especially if these changes are extreme and occur over a short period of time.

Our transition to an integrated account management model may be unsuccessful or may have unanticipated negative results.
We are continuing the integration of our sales and service model to increase individual member impact, with completion for our European sales and service teams targeted for 2010. While we are integrating the sales and service functions to strengthen our relations with existing and prospective members and deliver greater value to them from our products and services, we may not realize some or any of these intended benefits, or it may take longer than anticipated to realize the intended benefits. The integrated sales and service model may adversely affect our relationships with existing and prospective members, causing them to defer joining their first program, reduce the number of programs they join, cancel or choose not to renew existing memberships, or terminate their memberships before the end of the term under our service guarantee. Our transition to an integrated account management model is requiring our sales and service staff to learn new skills, roles, and responsibilities. Our failure to adequately train employees for new account management roles could result in a failure to achieve our sales goals, which could adversely affect our financial results. It also could reduce employee morale and productivity.
Our acquisitions involve financial, operational, and human resources risks that differ from or are in addition to those faced by our existing operations.
We may make acquisitions that bring us capabilities and intellectual properties that address gaps in member needs and workflows. The acquisitions generally do not result in immediate material changes to our revenues and earnings. In addition, these acquisitions could require significant capital infusions. We may seek to obtain additional cash to fund potential acquisitions by selling equity or debt securities or by securing a bank credit facility. Any issuance of equity or convertible debt securities may be dilutive to existing shareholders.
Our acquisitions involve financial, operational, and human resources risks that differ from or are in addition to those faced by our ongoing U.S. operations, including: difficulties integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of the companies we acquire; assumption of potential unknown liabilities; failure to retain key personnel and customers; the acquisition of products with lower margins than our existing products; and exposure under arrangements such as earn-outs, employment agreements, and other acquisition-related agreements. As a result of these risks, we may not be able to achieve the expected benefits, which could adversely affect our operating results and limit future growth. Acquisitions may involve additional costs and could result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording of amortization of amounts related to certain purchased intangible assets, any of which could adversely impact our results of operations.
We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as discussed in Note 2 to our consolidated financial statements, we make certain estimates, including decisions related to provisions for revenue, income taxes and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.
We may be subject to additional impairment losses due to potential declines in the fair value of our assets.
As a result of acquisitions and capital expenditures, we have goodwill, intangible assets, and fixed assets on our balance sheets. We test goodwill, intangible assets, and fixed assets for impairment on a periodic basis as required, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events or changes that could require us to test our goodwill, intangible assets, and fixed assets for impairment include a reduction in our stock price and market capitalization, changes in estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and ceasing to use portions of our existing leased office space.
The potential for goodwill impairment is increased during a period of substantial economic uncertainty. To the extent we acquire a company at a negotiated price based on anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these charges would reduce our reported results of operations and could cause the price of our common stock to decline. A prolonged downturn in the U.S. or global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment. See Note 9 to our consolidated financial statements for additional information related to impairment of goodwill and other intangible assets.

In 2009, we ceased using and entered into a sublease agreement for a portion of our headquarters facility in Arlington, Virginia. In addition, we ceased using a portion of two other facilities. We incurred a total pre-tax charge of $11.5 million, primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment at our headquarters. In 2008, we incurred an impairment charge of $27 million related to Toolbox.com. In 2009, we conducted our annual impairment test, which indicated that the estimated fair value of the Toolbox.com reporting unit exceeded its carrying value by more than 15%. We will continue to evaluate the carrying value of our remaining goodwill, intangible assets, and fixed assets, and if we determine in the future that there is a potential further impairment, we may be required to record additional losses, which could materially and adversely affect our financial results.
We may be unable to attract and retain highly skilled management and employees.
Our continued and future success depends upon our ability to hire, train, and retain highly skilled management and employees, particularly senior leaders, research analysts, and sales and marketing staff. We may continue to adjust compensation packages to remain competitive in light of the performance of our stock price, and because we expect to continue to experience intense competition for our professional personnel from management consulting firms and other producers of professional information services. If we fail to attract, train, and retain a sufficient number of highly skilled management and employees in the future, our financial results and future growth could be adversely affected.
We may fail to implement, maintain, and upgrade our technology and information infrastructure quickly enough to meet member needs and changing legal requirements.
We serve our global membership through a technology and information management infrastructure. Among other functions, we use our technology and information management infrastructure, as well as the technology and information management infrastructure of vendors, to promote, sell, service, develop, store, and deliver our products and services to members; as well as to bill, collect, and make payments related to our products and services. Our failure to make capital expenditures in this infrastructure and to update the infrastructure in order to meet our members’ demands for products and services; and to address information security, privacy, data management, and other concerns with our infrastructure and the infrastructure of our vendors, both in the United States and internationally, could adversely affect our results of operations, future performance, and reputation. In many countries and in individual states within the United States, the rules governing information security, privacy, and related concerns are evolving and vary across regions. Our failure to optimize the use of the technology and information infrastructure, to properly anticipate or meet member demands and expectations, or to address the evolving regulatory environment governing our use of technology and information could adversely affect our operating results, limit our future growth, and harm our reputation. Our failure to protect our technology and information infrastructure from natural disasters, power loss, malicious and negligent actions by employees or third parties, and other failures, could result in interruptions to our business and operations, which could adversely affect our financial results, future growth, and reputation.
We may be unable to protect our intellectual property.
We rely on nondisclosure and confidentiality arrangements with employees, members, and third-parties, as well as copyright, trademark, trade secret, and other laws, to protect our proprietary rights in our products, services, and other proprietary information. We cannot assure that the steps we have taken to protect our intellectual property rights will be adequate to deter negligent or intentional misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If substantial and material unauthorized uses of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our products and services would be adversely affected.
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

Unanticipated changes in our tax provision, the adoption of new U.S. tax legislation or exposure to additional income and other tax liabilities could affect our profitability.
We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, there could be changes in the valuation of our deferred tax assets and liabilities; or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. We are subject to audits in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.
We are exposed to interest rate fluctuations that could have a negative impact on our financial results or condition.
We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents and marketable securities, which is intended to protect principal and liquidity. Cash and cash equivalents consist primarily of cash held at various financial institutions. Marketable securities consist primarily of U.S. Treasury notes and Washington, D.C. tax exempt bonds. We perform periodic evaluations of the relative credit ratings related to the cash and cash equivalents and marketable securities. Our portfolio is subject to interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. In an environment of generally low interests rates, as currently exists, we will likely realize lower interest income on our investments, which will reduce our overall earnings.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our headquarters are located in Arlington, Virginia. The terms of the lease contain provisions for rental and operating expense escalations. Our facilities accommodate research, marketing and sales, information technology, administration, graphic and editorial services and operations personnel. At December 31, 2009, our leases for office space consist of:

Location	Square feet	Lease Expiration
Arlington, Virginia	625,000	2028
London, England	79,000	2018
Chicago, Illinois	52,000	2018
Gurgaon, India	48,000	2013
San Francisco, California	28,000	2012
Needham, Massachusetts	20,000	2010
Rochester, New York	13,000	2013
Scottsdale, Arizona	9,000	2014
West Chester, Pennsylvania	6,000	2011
Sydney, Australia	7,600	2013
Toronto, Canada	4,000	2011
We believe that our existing and planned facilities will be adequate for our current needs and that additional facilities are available for lease to meet any future needs. We sublease approximately 203,000 square feet of our headquarters to unaffiliated third parties. These subleases expire in 2013 and 2021. One sublease for 172,000 may be extended through 2028 at the election of the sublessee. We also sublease 25,000 square feet at two other facilities.

Item 3.	Legal Proceedings.
From time to time, we are subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and our property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted for a vote of our stockholders in the fourth quarter of 2009.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders and Dividends
Our common stock is quoted on the Nasdaq Stock Market under the symbol “EXBD.” At February 4, 2010, there were 43 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Stock Market and cash dividends declared per common share.

	High	Low	Dividends
2009
First quarter	$23.59	$12.35	$0.44
Second quarter	21.69	13.84	0.10
Third quarter	27.18	16.50	0.10
Fourth quarter	26.83	20.81	0.10

2008
First quarter	$60.37	$37.50	$0.44
Second quarter	47.50	38.15	0.44
Third quarter	42.79	30.06	0.44
Fourth quarter	31.68	18.79	0.44
We expect to continue paying regular quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In February 2010, the Board of Directors declared a first quarter 2010 cash dividend of $0.11 per common share.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities in 2009.
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the fourth quarter of 2009 is as follows:

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plans	Under the Plans
October 1, 2009 to October 31, 2009 (1)	236	$24.72	236	$22,316,404
November 1, 2009 to November 30, 2009	—	—	—	22,316,404
December 1, 2009 to December 31, 2009	—	—	—	22,316,404

Total	236		236	$22,316,404

(1)
Amounts relate to the effect of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards. In effect, the Company repurchased, at fair market value, a portion of the common stock received by employees upon exercise of their awards.

Repurchases may continue to be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations.

Item 6.	Selected Financial Data.
The following table sets forth selected financial and operating data. The selected financial data presented below has been derived from our consolidated financial statements which have been audited by our independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per-share amounts)
Consolidated Statements of Income Data
Revenues	$442,906	$558,352	$532,716	$460,623	$362,226
Costs and expenses:
Cost of services	147,019	179,950	183,088	164,022	120,944
Member relations and marketing	126,023	161,670	150,032	122,177	93,657
General and administrative	59,415	76,120	71,984	59,629	40,295
Depreciation and amortization	22,991	21,631	15,573	10,381	7,308
Impairment loss	—	27,449	—	—	—
Costs associated with exit activities	11,518	—	—	—	—
Restructuring costs	8,568	8,006	—	—	—

Total costs and expenses	375,534	474,826	420,677	356,209	262,204
Income from operations	67,372	83,526	112,039	104,414	100,022
Other income (expense), net	6,246	(5,438)	16,049	24,318	13,588

Income before provision for income taxes	73,618	78,088	128,088	128,732	113,610
Provision for income taxes	27,989	33,291	47,501	49,561	38,550

Net income	$45,629	$44,797	$80,587	$79,171	$75,060

Earnings per share-basic	$1.34	$1.31	$2.20	$1.99	$1.90
Weighted average shares outstanding-basic	34,111	34,205	36,666	39,712	39,572
Earnings per share-diluted	$1.33	$1.30	$2.17	$1.94	$1.83
Weighted average shares outstanding-diluted	34,293	34,329	37,159	40,721	41,092
Cash dividends declared per common share	$0.74	$1.76	$1.60	$1.20	$0.40

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents and marketable securities	$76,210	$76,103	$144,356	$487,287	$544,636
Total assets	423,195	446,192	544,772	736,055	726,995
Deferred revenues	222,053	264,253	323,395	308,671	261,300
Total stockholders’ equity	50,277	22,609	67,547	317,865	385,414

	December 31,
	2009	2008	2007	2006	2005
Other Operating Data (Unaudited)
Membership programs	44	52	48	42	37
Member institutions	4,812	5,114	4,711	3,739	2,831
Total membership subscriptions	13,790	15,747	16,349	14,190	10,825
Average subscriptions per member institution (1)	2.87	3.08	3.47	3.80	3.82
Client renewal rate (2)	78%	84%	90%	92%	92%
Contract value (in thousands) (3)	$393,737	$487,107	$526,386	$475,653	$381,366
Average subscription price	$28,552	$30,714	$32,196	$33,519	$35,229

(1)
Also known as “cross-sell ratio,” represents the average across all subscription memberships, including the traditional large company market average of 3.30, 3.63, 4.03, 4.15 and 3.91 and the middle market average of 1.79, 1.58, 1.44, 1.1 and 1.0 in 2009, 2008, 2007, 2006 and 2005, respectively.

(2)
For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members. The client renewal rate was 83% and 88% for our traditional large company market and 70% and 71% for the middle market in 2009 and 2008, respectively.

(3)
For the year then ended. Contract value (“Contract Value”) is defined as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

Non-GAAP Financial Measures
The tables below include financial measures of EBITDA, Adjusted EBITDA, Adjusted net income, and Non-GAAP diluted earnings per share, which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “EBITDA” refers to a financial measure that we define as earnings before interest income, net, depreciation and amortization, and provision for income taxes. The term “Adjusted EBITDA” refers to a financial measure that we define as earnings before interest income, net, depreciation and amortization, provision for income taxes, impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition. The term “Adjusted net income” refers to net income excluding the after tax effects of impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition. “Non-GAAP diluted earnings per share” refers to net income per diluted share, excluding the per share after-tax effects of impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition.
These non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting. A reconciliation of these non-GAAP measures to GAAP results is provided below.
We believe that EBITDA, Adjusted EBITDA, Adjusted net income and Non-GAAP diluted earnings per share are relevant and useful supplemental information for our investors. We use these non-GAAP financial measures for internal budgeting and other managerial purposes, when publicly providing our business outlook and as a measurement for potential acquisitions. A limitation associated with EBITDA and Adjusted EBITDA is that they do not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures. Management compensates for these limitations by also relying on the comparable GAAP financial measure of income from operations, which includes depreciation and amortization.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per-share amounts)
EBITDA and Adjusted EBITDA
Net income	$45,629	$44,797	$80,587	$79,171	$75,060
Interest income, net	(1,787)	(4,268)	(14,937)	(23,566)	(13,588)
Depreciation and amortization	22,991	21,631	15,573	10,381	7,308
Provision for income taxes	27,989	33,291	47,501	49,561	38,550

EBITDA	94,822	95,451	128,724	115,547	107,330
Impairment loss	—	27,449	—		—
Costs associated with exit activities	11,518	—	—	—	—
Restructuring costs	8,568	8,006	—	—	—
Shared-based compensation (1)	—	—	—	—	(26,370)
Gain on acquisition	(680)	—	—	—	—

Adjusted EBITDA	$114,228	$130,906	$128,724	$115,547	$80,960

Adjusted EBITDA margin	25.8%	23.4%	24.2%	25.1%	22.4%

Adjusted net income
Net income	$45,629	$44,797	$80,587	$79,171	$75,060
Adjustments, net of tax
Impairment loss	—	17,073	—	—	—
Costs associated with exit activities	7,141	—	—	—	—
Restructuring costs	5,312	4,804	—	—	—
Shared-based compensation (1)	—	—	—	—	(17,422)
Gain on acquisition	(422)	—	—	—	—

Adjusted net income	$57,660	$66,674	$80,587	$79,171	$57,638

Non-GAAP earnings per diluted share
GAAP earnings per diluted share	$1.33	$1.30	$2.17	$1.94	$1.83
Adjustments, net of tax
Impairment loss	—	0.50	—	—	—
Costs associated with exit activities	0.20	—	—	—	—
Restructuring costs	0.16	0.14	—	—	—
Shared-based compensation (1)	—	—	—	—	(0.42)
Gain on acquisition	(0.01)	—	—	—	—

Non-GAAP earnings per diluted share	$1.68	$1.94	$2.17	$1.94	$1.41

(1)
We began recording share-based compensation expense beginning January 1, 2006 under the appropriate accounting guidance. Accordingly, the effect of share-based compensation has been reported above for comparative purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Selected Financial Data and our annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see Forward-Looking Statements and Item 1A. Risk Factors.
Operating results for Toolbox.com and other operating segments do not meet the quantitative thresholds for separate disclosure; thus, the Company has one reportable segment.
Executive Overview
Our focus for 2010 is to drive large company member loyalty through high value engagement, invest globally in our strongest brands, improve the member experience with enhanced technology and analytic platforms, and elevate member performance with product innovation. We expect to leverage and expand our integrated sales and service model to retain and grow our existing membership base, version our products and services for markets with a substantial growth opportunity (e.g., government, Asia-Pacific region, and Europe), launch new products and services, and protect the core economics of our business through effective cost management. Our plans may include the acquisition of companies that bring us capabilities and intellectual property that address additional member needs.
In 2009, net income was $45.6 million, Adjusted net income was $57.7 million, diluted earnings per share was $1.33, and Non-GAAP diluted earnings per share was $1.68. Our 2009 results were affected by the depth of the world-wide economic downturn and the uncertainty about its duration. As is evident in the decline in Contract Value from December 31, 2008, we continue to face difficulty with new business and renewal bookings in light of the current macroeconomic environment. Lower overall bookings during the year continue to apply pressure to revenues. However, we believe that we made progress operationally in 2009 as both our new commercial model and an improving economic environment contributed to improved bookings late in the year in comparison to the fourth quarter of 2008.
On a sequential basis, Contract Value at December 31, 2009 was up 1.7% from the third quarter, reflecting both improving sales performance and the addition of Tower Group. In our large company market, renewals, cross-sales, and win-back all showed gains attributable to our reorganization and increased focus on these companies. This focus came at the expense of our overall institutional renewal rate, which declined due to both the economy and the loss of renewals from some smaller companies in the large company market. We also saw continued strength in our middle market platform, which contributed to a decline in our average subscription price in 2009, which we sell to members at a lower price point.

In 2009, we worked aggressively to align our cost structure with a lower revenue profile by implementing a range of expense management activities, including the elimination of lower-performing programs, workforce reductions, discretionary expense controls, and real estate subleases. Our total costs and expenses decreased by approximately $99 million and, as a result, our Adjusted EBITDA margin was 25.8% in 2009 compared to 23.4% in 2008. We restructured our product portfolio, eliminating approximately 20% of our programs, to focus on the strongest brands. This move allowed us to cut costs, but the primary purpose was to re-direct our resources toward strengthening the remaining products and focusing our sales force on selling products with the greatest member impact and long-term value. We rolled out a service-led growth strategy and organization in North America whereby we restructured our sales and service model to establish integrated account teams focused on serving our largest member organizations. We also added executive advisor capacity to enhance our ability to directly impact members. Focusing our sales talent on those Fortune 500 companies that were not yet members, we aimed at increasing our already high penetration of these top tier companies.
We anticipate improving sales, cross sales, and renewal activity throughout 2010 and into the future. However, we expect near-term margin pressure given the lag between Contract Value growth and revenue growth and selective investments. Therefore, we expect lower revenues and earnings in 2010 when compared to 2009. We believe that the characteristics of our business — a renewable revenue stream, fast cash conversion cycle, scalable cost structure, and low capital intensity — remain intact.
Critical Accounting Policies
We have identified the following policies as critical to our business and the understanding of our results of operations. This is not a comprehensive list of all of our accounting policies. Our accounting policies are particularly important to the portrayal of our financial position and results of operations and may require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, our observance of trends in the industry, information provided by our members, and information available from other outside sources, as appropriate. For a more detailed discussion of the application of these and other accounting policies, see Note 2 to our consolidated financial statements. Our critical accounting policies include:
Revenue recognition
Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which generally is 12 months. Membership fees generally are billable, and revenue recognition begins, when a member agrees to the terms of the membership and fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain membership fees are billed on an installment basis. Members generally may request a refund of their membership fees, which is provided on a pro-rata basis relative to the length of the remaining membership term, under our service guarantee. Revenues from membership subscriptions were greater than 95% of total revenues in 2009, 2008, and 2007.
Advertising and content related revenues from Toolbox.com are recognized as the services are provided.
Allowance for uncollectible revenue
We record an allowance for uncollectible revenue, as a reduction in revenues, based upon management’s analysis and estimates as to the collectability of membership fees receivable, which generally is not the result of a members’ ability to pay. Revenues under membership agreements are generally recognized ratably over the membership period, typically 12 months. Accordingly, the allowance for uncollectible revenue is recorded against the amount of revenues that have been recognized under the contracts that are deemed uncollectible. Membership fees receivable that have not been recognized as revenues are recorded in deferred revenues. As part of our analysis, we examine our collections history, the age of the receivables in question, any specific member collection issues that we have identified, general market conditions, member concentrations and current economic and industry trends. Membership fees receivable balances are not collateralized.

Income taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. We provided a valuation allowance of $9.1 million at December 31, 2009 for the estimated loss of Washington, D.C. tax credits, which resulted from our move to Virginia in 2008, a capital loss carryforward expected to expire unused in 2010, and state deferred tax assets, consisting primarily of state net operating loss carryforwards and tax credits.
In determining the provision for income taxes, we analyze various factors, including projections of our annual earnings and tax jurisdictions in which the earnings will be generated; the impact of state, local, and foreign income taxes; and our ability to use tax incentives. We file income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods prior to 2006.
Goodwill and intangible assets
As the result of acquisitions, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation, and our estimates and assumptions may be subject to change. Intangible assets consist primarily of purchased software and customer relationships. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 20 years.
We test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. We have concluded that our reporting units used to assess goodwill impairment are the same as our operating segments. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and a variety of other circumstances. If we determine that impairment has occurred, we are required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
The determination of the fair value of individual reporting units is based upon the average of an income approach (discounted cash flow method) and a market approach (guideline company method and transaction method). These models require us to make various judgmental estimates and assumptions about sales, operating margins, growth rates, discount factors, and valuation multiples. Our discounted cash flow model is prepared by forecasting anticipated cash flows over a thirty year period and discounting them to their present value using an appropriate rate of return. The guideline company method is prepared by forecasting revenues for a five year period and utilizing a comparative revenue multiplier to determine a terminal value at the end of that time horizon, discounted using an appropriate rate of return. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.
The 2009 annual impairment test for the Toolbox.com reporting unit indicated that the estimated fair value of the reporting unit exceeded its carrying value by more than 15%. We have assumed that the expansion of existing communities, the growth and scale of new community platforms, and a recovery of the online advertising market will generate additional revenues and cash flows from operations. We also performed a sensitivity analysis using slower revenues and cash flow growth rates. The estimated fair value of the reporting unit from the sensitivity analysis also exceeded its carrying value. Actual performance could be materially different from these forecasts, which could impact future estimates of fair value. Goodwill allocated to the Toolbox.com reporting unit was $13.0 million at December 31, 2009.

Long-lived assets, including intangibles
Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. At December 31, 2009, we have not identified any instances where the carrying values of our long-lived assets were not recoverable.
Deferred incentive compensation
Direct incentive compensation paid to our employees related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.
Operating Leases
We have non-cancelable operating lease agreements for our offices with original lease periods expiring between 2010 and 2028. We are committed to pay a portion of the related operating expenses and real estate taxes under certain of these lease agreements. Certain of these leases have escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. We recognize sublease income on a straight line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.
Share-based compensation
The grant date fair value of restricted stock units is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. The grant date fair value of stock appreciation rights is calculated using a lattice valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our stock and estimated forfeiture rates of the awards. Fair value and forfeiture rate estimates are based on assumptions we believe to be reasonable. Actual future results may differ from those estimates.
Results of Operations
We generate the majority of our revenues through memberships that provide access to our products and services, which are delivered through several channels. Memberships, which principally are annually renewable agreements, primarily are payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.
Our operating costs and expenses consist of:
•
Cost of services, which represents the costs associated with the production and delivery of our products and services, consisting of compensation, including share-based compensation, for research personnel, in-house faculty, and product advisors; the organization and delivery of membership meetings, seminars, and other events; ongoing product development costs; production of published materials, costs of developing and supporting our membership web platform and digital delivery of products and services; and associated support services.

•
Member relations and marketing, which represents the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives and share-based compensation; travel; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our customer relationship management software (“CRM”).

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

We have significantly reduced our costs in light of macroeconomic conditions and a decline in revenues in 2009 and expect to experience the full-year effect of our restructuring plans in 2010. We continue to manage our costs and expenses aggressively. In addition, we plan to make selective investments in the business to support our efforts to return to growth in Contract Value.
Years ended December 31, 2009, 2008, and 2007
Contract Value
Contract Value decreased 19.2% to $393.7 million at December 31, 2009 from $487.1 million at December 31, 2008 and decreased 7.5% in 2008 from $526.4 million at December 31, 2007.
In 2009, the largest driver of the $93.4 million decrease in Contract Value was reduced memberships from some large company members, as evidenced by the decrease in the cross-sell ratio, decreased new bookings due to macro-economic conditions, and anticipated Contract Value losses of $29 million from programs that we retired or consolidated in 2009. The total number of member institutions decreased 5.9%, to 4,812 at December 31, 2009 from to 5,114 at December 31, 2008. The total number of membership subscriptions decreased 12.4% to 13,790 at December 31, 2009 from 15,747 at December 31, 2008. The average subscription price at December 31, 2009 decreased 7.0% to $28,552 from $30,714 at December 31, 2008.
In 2008, the largest driver of the $39.3 million decrease in Contract Value resulted from large company members who experienced disruptive economic distress themselves, or from other member companies that disappeared entirely, primarily in the financial services, transportation, and building materials industries. This decrease, which we experienced both in North America and Europe, accounted for approximately $32 million, or 80%, of the Contract Value decrease. The remaining Contract Value decrease was driven by a reduction in spending by the general membership base, partially offset by sales to new members and sales of new products. The total number of membership subscriptions decreased 3.7% to 15,747, the total number of member institutions increased 8.6% to 5,114, and the average subscription price decreased 4.6% to $30,714 at December 31, 2008.
Revenues
Revenues decreased 20.7% to $442.9 million in 2009 from $558.4 million in 2008 and increased 4.8% in 2008 from $532.7 million in 2007. As discussed in the Executive Overview, we expect revenues to decline in 2010.
In 2009, both lower deferred revenues from 2008 and lower bookings throughout 2009 contributed to the decrease in revenues. The decrease in bookings is due to the factors described in Contract Value above.
In 2008, the largest drivers of the increase in revenues related to the recognition of the year end 2007 deferred revenue balance, which increased from year end 2006, and new members joining their first program, and to a lesser extent, the introduction of new research programs, and the inclusion of revenues from Toolbox.com for the entire year compared to only five months in 2007.

Costs and expenses
Declines in share-based compensation, facilities expense, and the impact of changes in the exchange rates of the U.S. dollar to the British Pound all contributed to year-over-year reductions in costs and expenses in 2009. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss them on an aggregated basis below:
•
Share-based compensation decreased $1.8 million from 2008 to 2009 and $10.2 million from 2007 to 2008. The decrease in 2009 is primarily a result of a decrease in the fair value of new share-based awards granted mainly as a result of declines in the trading price of our common stock. The decrease in 2008 relates to the decrease in the fair value of new share-based awards granted and an increase in our anticipated forfeiture rate. In 2008, we increased our estimated forfeiture rate from 3% to 14%. The cumulative effect of the change in estimate was a reduction in compensation expense of $2.9 million.

•
Facilities expense decreased $9.6 million from 2008 to 2009. The decrease in 2009 is primarily due to subleases of a portion of our headquarters and the consolidation of the Washington, D.C. office locations into our new headquarters in the first quarter of 2008. In 2008, we also recorded $6.0 million of moving-related costs, including $3.0 million associated with overlapping office leases in conjunction with the move to our new headquarters.

•
We also benefited from the strength of the U.S. dollar compared to the British Pound in 2009 versus 2008 and from 2007 to 2008. The value of the British Pound versus the U.S. dollar decreased approximately $0.30, on average across 2009, and decreased approximately $0.15, on average across 2008. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a large portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services
Cost of services decreased 18.3% to $147.0 million in 2009 from $180.0 million in 2008 and decreased 1.7% in 2008 from $183.1 million in 2007.
In 2009, the decrease of $33.0 million was primarily due to a $21.0 million reduction in compensation and related costs, including salaries, payroll taxes, incentives, and share-based compensation expense. The primary cause of the decrease in compensation was headcount reductions related to the restructuring plans announced in 2008 and 2009. Additional decreases included member meeting costs of $6.5 million, travel and entertainment costs of $4.2 million, facilities expense of $4.1 million, and printing costs of $1.5 million. The decrease in Cost of services also benefited from strength of the U.S. dollar versus the British Pound as discussed above. These decreases were partially offset by a $3.6 million increase in deferred compensation expense and $2.1 million of expenses from Tower Group, a business acquired in October 2009, primarily related to compensation related costs.
In 2008, the decrease of $3.1 million was primarily due to a reduction in compensation and related costs, including salaries, payroll taxes, and incentives, a decrease in deferred compensation expense and a decrease in share-based compensation expense of $4.8 million. Offsetting the decreases, in part, was an increase in facilities expense due to overlapping lease periods related to the move from Washington, D.C. to our new headquarters. Additional increases included external consulting fees, executive education seminar costs, and expenses related to the inclusion of Toolbox.com, a business acquired in 2007, for the entire year in 2008.
Member relations and marketing
Member relations and marketing decreased 22.1% to $126.0 million in 2009 from $161.7 million in 2008 and increased 7.8% in 2008 from $150.0 million in 2007.
In 2009, the decrease of $35.7 million was primarily due to a $26.4 million reduction in compensation and related costs, including salaries, payroll taxes, and incentives. The primary cause of the decrease in compensation was headcount reductions related to the restructuring plans announced in 2008 and 2009. Additional decreases included travel and entertainment expenses of $6.8 million and facilities expense of $4.3 million. The decrease in Member relations and marketing also benefited from strength of the U.S. dollar versus the British Pound as discussed above. These decreases were partially offset by a $2.6 million increase in external consulting fees related to our purchase and implementation of a new CRM and a $1.6 million increase in deferred compensation expense.

In 2008, the increase of $11.7 million was primarily due to compensation and related costs including salaries, payroll taxes and incentives. Facilities costs also increased as noted above. The increased compensation costs were part of our initiative to strengthen our North American sales force and resulted from incremental investments in staffing, incentives and training. To a lesser extent, the increase was due to an increase in facilities and related costs and the inclusion of Toolbox.com for the entire year in 2008. These increases were partially offset by a $3.2 million decrease in share-based compensation expense and a decrease in deferred compensation expense.
General and administrative
General and administrative decreased 21.9% to $59.4 million in 2009 from $76.1 million in 2008 and increased 5.7% in 2008 from $72.0 million in 2007.
In 2009, the decrease of $16.7 million was primarily due to a $5.7 million decrease in compensation and related costs, including salaries, payroll taxes and incentives; and a $4.7 million decrease in external consulting fees, primarily information technology related. The primary cause of the decrease in compensation was headcount reductions related to the restructuring plans announced in 2008 and 2009. The primary cause of the decrease in external consulting fees was costs incurred in 2008 relating to infrastructure investments related to the build out of our headquarters. Additional decreases included travel and entertainment expenses of $2.3 million, employee placement fees and signing bonuses of $2.3 million and facilities costs of $1.3 million. The decrease in General and administrative also benefited from strength of the U.S. dollar versus the British Pound as discussed above. These decreases were partially offset by a $1.7 million increase in deferred compensation expense.
In 2008, the increase of $4.1 million was primarily due to an increase in external consulting fees relating to infrastructure investments for the build out of our headquarters and to a lesser extent, facilities costs, compensation and related costs, including salaries and payroll taxes and the inclusion of Toolbox.com in the results for the full year of 2008 compared with five months in 2007. These increases were partially offset by decreases in severance expense not related to restructuring costs and a $2.0 million decrease in share-based compensation expense. To a lesser extent, the following also decreased during the year: non-revenue related incentives, deferred compensation expense, and employment placement fees.
Depreciation and amortization
Depreciation and amortization increased 6.5% to $23.0 million in 2009 from $21.6 million in 2008 and increased 38.5% in 2008 from $15.6 million in 2007.
In 2009, the increase was primarily due to the full year’s effect of depreciating the 2008 capital expenditures, primarily relating to leasehold improvements for our headquarters placed into service in the first and second quarters of 2008. Amortization of intangible assets remained relatively unchanged from 2008 to 2009.
In 2008, the increase of $6.0 million was primarily due to a full year’s amortization of intangible assets from Toolbox.com and other smaller acquisitions. The total increase in amortization expense was $3.3 million. The increase was also due to depreciation related to leasehold improvements and computer hardware placed into service in 2008 at our headquarters.
Impairment loss
In the fourth quarter of 2008, based on a combination of factors (including the economic environment and the near term outlook for advertising related revenues), we concluded that goodwill and intangible asset amounts previously recorded for the 2007 acquisition of Toolbox.com were impaired. We utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value of Toolbox.com. The total impairment loss recognized in 2008 was $27.4 million.
Costs associated with exit activities
In June 2009, we ceased using and entered into a sublease agreement for a portion of our headquarters. In addition, we ceased using a portion of two other facilities, whereby we sublet a portion of one facility and are attempting to sublease a portion of the other facility. We incurred a total pre-tax charge of $11.5 million, substantially all of which is non-cash, primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment at our headquarters. We expect that these actions will reduce rent expense approximately $5.1 million in 2010 compared to 2009.

These actions advance our ongoing transition to an integrated account management model, which has reduced the need for space in our headquarters and other existing facilities, because we are locating sales and service staff closer to members. In addition, these actions represent another step in our efforts to align operating expenses more closely with our outlook, in light of economic conditions, and to redirect resources to areas with a greater potential for future growth. We believe existing facilities will be adequate for our current needs and additional facilities are available for lease at advantageous terms to meet any future needs.
Restructuring Costs
In October 2009, we acquired the stock of Tower Group. As part of our integration plans, we initiated a workforce reduction plan whereby approximately ten Tower Group employees were offered severance and related termination benefits. Restructuring costs associated with this action were $1.2 million.
In the second quarter of 2009, we committed to a separation plan (the “2009 Plan”), initially offering additional benefits for employees electing to voluntarily separate, for which approximately 155 employees submitted resignations effective beginning July 24, 2009. The 2009 Plan, which has concluded, is part of our continuing efforts to align expenses more closely with our outlook and to accelerate the placement of resources in areas that we believe have a greater potential for future growth. The 2009 Plan was not offered to executive officers, critical staff, and most sales staff. Pre-tax restructuring charges for the 2009 Plan were $7.8 million, most of which was associated with severance and related termination benefits. The annualized pre-tax savings associated with these restructuring activities were expected to be approximately $15 million.
In the fourth quarter of 2008, we committed to a plan of workforce reductions to restructure our business to align expenses more closely with our revenue outlook, in light of continued economic turmoil in the U.S. and global economy, and to redirect resources to areas that we believe have a greater potential for future growth. This restructuring included a reduction of approximately 15% of our workforce; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers and industries we serve; and the implementation of a new, integrated approach to prospect and member account management. We recorded a pre-tax restructuring charge of $8.0 million for these actions in the fourth quarter of 2008 and $1.0 million in the first quarter of 2009, most of which was associated with severance and related termination benefits. The annualized pre-tax savings associated with these restructuring activities were expected to be approximately $31 million.
We currently do not expect to incur any significant additional costs under the plans.
Other income (expense), net
Other income (expense), net increased in 2009 to income of $6.2 million from expense of $5.4 million in 2008 and decreased in 2008 from income of $16.0 million in 2007. Changes in 2009 and 2008 were primarily related to interest income earned on cash and cash equivalents, foreign currency remeasurement of the net monetary assets from our UK subsidiary, and fluctuations in the fair value of participant accounts associated with the deferred compensation plan. The components are further described below.
In 2009, Other income (expense), net was primarily comprised of $2.7 million related to an increase in deferred compensation plan assets, $1.8 million of interest income, $1.1 million foreign currency re-measurement gain, and a $0.7 million gain on acquisition. The decrease in interest income, net was primarily due to lower investment returns for cash and cash equivalents in a lower interest rate environment and decreased levels of marketable securities.
In 2008, Other income (expense), net was comprised of interest income of $4.3 million, including a realized gain on the sale of marketable securities, offset by a $1.8 million write-down of a cost method investment, a $3.4 million foreign currency re-measurement loss, and $4.5 million related to a decrease in deferred compensation plan assets. The decrease in interest income, net was primarily due to decreased levels of cash and cash equivalents and marketable securities relative to 2007 and lower investment returns in a lower interest rate environment.

In 2007, Other income (expense), net was comprised of interest income of $14.9 million and $1.1 million related to an increase in deferred compensation plan assets.
Provision for income taxes.
We recorded a Provision for income taxes of $28.0 million, $33.3 million and $47.5 million in 2009, 2008 and 2007, respectively. Changes in the effective tax rate in 2009 and 2008 were primarily related to changes in unrealized currency translation gains/losses recognized for book purposes.
In 2009, our effective income tax rate was 38.0%, as opposed to the Federal statutory rate of 35%, primarily due to the effects of unrealized currency translation gains recognized for book purposes, a reduced amount of permanently nondeductible expenses, state tax credits, and state income taxes.
In 2008, our effective income tax rate was 42.6%, as opposed to the Federal statutory rate of 35%, primarily due to the effects of unrealized currency translation losses recognized for book purposes, an increase in the state effective rate due to the move to Virginia, as well as an increase to the valuation allowance related to certain state deferred tax assets, and state income taxes.
In 2007, our effective tax rate was 37.1%, as opposed to the Federal statutory rate of 35%, primarily due to the effects of state income taxes and permanently nondeductible expenses.
We recorded net deferred tax assets of $46.9 million and $53.9 million in 2009 and 2008 respectively. We will need to generate approximately $118 million of future taxable income to realize the net deferred tax assets at December 31, 2009.
Deferred tax assets related to share based compensation are expected to reverse over a six year period. Deferred tax assets related to goodwill, intangible assets and operating leases are expected to reverse over periods up to eighteen years.
Liquidity and Capital Resources
Cash flows generated from operating activities are our primary source of liquidity. As discussed above, in 2009 we worked aggressively to align our cost structure with a lower revenue profile by implementing a range of expense management activities, including the elimination of lower-performing programs, workforce reductions, discretionary expense controls, and real estate subleases. In addition, we reduced our quarterly dividend from $0.44 to $0.10 resulting in a reduction of $34.7 million.
We believe that existing cash and cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our brands and enhance technology. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional financing.
We had cash and cash equivalents and marketable securities of $76.2 million and $76.1 million at December 31, 2009 and 2008, respectively. In 2008, we completed the build-out of the office space for our headquarters which included total cash payments of $59.7 million, net of lease incentives received. Of this amount, $25.5 million was paid in 2007 and the remaining $34.2 was paid in 2008.
Cash flows from operating activities.
Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. The combination of revenue growth, profitable operations, and advance payments of membership subscriptions historically has resulted in net cash flows provided by operating activities. We generated net cash flows from operating activities of $28.6 million, $85.2 million, and $110.0 million in 2009, 2008, and 2007, respectively.
The decrease of $56.6 million in cash flows provided by operations to $28.6 million in 2009 from $85.2 million in 2008 is primarily attributable to decreases in bookings in late 2008 and throughout 2009 when compared to prior periods. Membership fees receivable, net decreased $34.3 million at December 31, 2008 compared to December 31, 2007, which impacted cash collections in 2009 compared to 2008.

We made income tax payments of $32.7 million, $55.2 million, and $60.8 million in 2009, 2008, and 2007, respectively, and expect to continue making tax payments in future periods. In 2008, we received $9.0 million of incentives associated with our lease and relocation to Arlington, Virginia.
Cash flows from investing activities.
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. In 2009, net cash flows provided by investing activities were $11.5 million. In 2008, net cash flows used in investing activities were $16.3 million. In 2007, net cash flows provided by investing activities were $121.8 million.
In 2009, we generated $14.4 million from maturities of marketable securities and $5.2 million from the acquisition of businesses. We used $7.1 million for capital expenditures, primarily on technology infrastructure, and $1.0 million for a cost method investment.
In October 2009, we acquired 100% of the equity interests of Tower Group to supplement our existing financial services products. As part of the acquisition, we agreed to assume certain obligations that might otherwise have been resolved prior to consummating the transaction. In return, the seller agreed to leave assets on the balance sheet to settle those obligations.
In 2008, we used $42.5 million in investing activities for capital expenditures, including furniture, fixtures and equipment and leasehold improvements primarily related to the build-out of our headquarters. The build-out was complete at December 31, 2008. In addition, we acquired two companies totaling $10.0 million, net of cash acquired. These activities were offset by $36.5 million of net proceeds from maturities and sales of marketable securities.
In October and December 2008, we acquired 100% of the equity interests of two companies that supplement our existing product offerings in two corporate decision centers by providing access to proprietary data assets. The total purchase price for both acquisitions was $10.0 million, net of cash acquired, which was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. We allocated $5.6 million to intangible assets with a weighted average amortization period of eight years and $6.7 million was allocated to goodwill. The purchase price for one of the acquisitions may be increased if certain performance targets are met in each of the three annual periods ending December 31, 2009, 2010 and 2011. We currently do not expect to pay any additional purchase price based on the achievement of these performance targets.
In 2007, we used $34.5 million in investing activities for capital expenditures, including furniture, fixtures and equipment and leasehold improvements primarily related to the build-out of our headquarters. We used $61.6 million, net of cash acquired, for acquisitions, which primarily related to the acquisition of Toolbox.com and $3.8 million for a cost method investment. These activities were offset by $221.7 million of net proceeds from maturities and sales of marketable securities.
In July 2007, we acquired 100% of the equity interests of Information Technology Toolbox, Inc., now operating as Toolbox.com. The purchase price was $58.9 million, reduced by the assumption of $1.0 million in transition bonuses that were paid by us. Under the terms of the acquisition agreement, the purchase price may be increased if certain financial thresholds are achieved during the 12-month period ending on or before December 31, 2010. We currently do not expect to pay any additional purchase price based on the achievement of these financial thresholds. As discussed above, we recorded an impairment loss of $27.4 million related to goodwill and intangible assets of this reporting unit.
We estimate that capital expenditures to support our infrastructure will be approximately $8.0 million in 2010.
Cash flows from financing activities.
Net cash flows used in financing activities were $24.6 million, $100.3 million, and $355.6 million in 2009, 2008, and 2007, respectively.

In 2009, dividend payments were $25.2 million and we repurchased approximately five thousand shares of our common stock for $0.1 million. The quarterly dividend was decreased from $0.44 to $0.10 per share in the second quarter of 2009 and increased to $0.11 per share in the first quarter of 2010. Proceeds from the issuance of common stock under the employee stock purchase plan were $0.7 million.
In 2008, dividend payments were $59.9 million and we repurchased 1.0 million shares of our common stock at a total cost of $41.8 million. Proceeds from the issuance of common stock under the employee stock purchase plan were $1.4 million. In addition, we received $0.1 million from the exercise of common stock options.
In 2007, dividend payments were $57.8 million and we repurchased 4.3 million shares of our common stock at a total cost of $303.0 million. Proceeds from the issuance of common stock under the employee stock purchase plan were $2.1 million. In addition, we received $0.7 million from the exercise of common stock options and recognized excess tax benefits of $2.4 million from the exercise of share-based compensation.
At December 31, 2009, we had outstanding letters of credit totaling $6.4 million for security deposits related to certain office leases. The letters of credit expire at various times from January 2010 through September 2010, but will automatically extend for another year from their expiration dates. To date, no amounts have been drawn on these agreements. In 2008, we terminated letters of credit relating to security deposits for Washington, D.C. operating leases when the leases expired. Under the terms of the Arlington, Virginia lease, we initially committed to providing the landlord security deposits totaling $50 million and pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. In August 2008, we replaced the $50 million pledge of long-term marketable securities with a letter of credit for $4.5 million.
Contractual obligations
The following summarizes our known contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments due by period (in thousands) at December 31, 2009
	Total	YE 2010	YE 2011	YE 2012	YE 2013	YE 2014	Thereafter
Operating lease obligations	$630,014	$34,674	$34,468	$34,509	$34,385	$34,126	$457,852
Deferred compensation liability	16,537	1,407	914	1,144	1,149	779	11,144
Purchase commitments	13,918	8,346	4,341	1,231	—	—	—

Total	$660,469	$44,427	$39,723	$36,884	$35,534	$34,905	$468,996

		Sublease receipts by period (in thousands) at December 31, 2009
	Total	YE 2010	YE 2011	YE 2012	YE 2013	YE 2014	Thereafter
Subleases receipts	$104,422	$9,218	$9,146	$9,157	$9,394	$8,005	$59,502
The net operating lease obligations relate to our office leases, excluding expected rental income under non-cancelable subleases, which are more fully described in Note 18 to our consolidated financial statements. Operating lease obligations include scheduled rent increases for our headquarters of 1.85% per year through 2017, and 2% per year thereafter. Purchase commitments primarily relate to information technology and infrastructure contracts.
Not included in the table above are unrecognized tax benefits of $592,000.
Off-Balance Sheet Arrangements
At December 31, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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
Interest rate risk
We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents are primarily comprised of cash held in demand deposit accounts at various financial institutions. Marketable securities consist primarily of U.S. Treasury notes and Washington, D.C. tax exempt bonds. We perform periodic evaluations of the relative credit ratings related to cash and cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. A hypothetical 10% adverse movement in interest rates would not have a material impact on our results of operations or cash flows.
The following table provides the principal (notional) amount by expected maturity of our available-for-sale marketable securities at December 31, 2009 (dollars in thousands):

								Fair
								Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09
Marketable securities	$18,440	$9,845	$3,700	$7,355	$1,000	$2,000	$42,340	$44,450
Average effective interest rate	3.94%	4.24%	4.25%	4.60%	4.31%	5.00%
Foreign currency risk
Our international operations subject us to risks related to currency exchange fluctuations. Prices for our products are denominated primarily in U.S. dollars, even when sold to members that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the U.S. dollar in countries where we have foreign operations would result in higher operating costs and, potentially, reduced earnings. We use forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our UK subsidiary. A forward contract obligates us to exchange a predetermined amount of U.S. dollars to make an equivalent British Pound payment equal to the value of such exchange. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months.
The functional currency of substantially all of our wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. In 2009 and 2008, we recorded foreign currency translation gains (losses) totaling $1.1 million and ($3.4) million, respectively, which are included in Other income (expense), net in the consolidated statements of income. A hypothetical 10% adverse movement in British Pounds would result in additional expense of approximately $2 million.

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
Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the evaluation under this framework, management concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2009.
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
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
March 1, 2010

/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
March 1, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Corporate Executive Board Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of The Corporate Executive Board Company and Subsidiaries, and our report dated March 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 1, 2010

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 1, 2010

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$31,760	$16,214
Marketable securities	18,666	13,545
Membership fees receivable, net	125,716	127,007
Deferred income taxes, net	7,989	12,459
Deferred incentive compensation	9,721	12,621
Prepaid expenses and other current assets	9,584	9,140

Total current assets	203,436	190,986
Deferred income taxes, net	39,744	41,427
Marketable securities	25,784	46,344
Property and equipment, net	89,462	109,133
Goodwill	27,129	26,392
Intangible assets, net	12,246	17,266
Other non-current assets	25,394	14,644

Total assets	$423,195	$446,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,764	$66,178
Accrued incentive compensation	27,975	25,145
Deferred revenues	222,053	264,253

Total current liabilities	298,792	355,576
Deferred tax liabilities	867	—
Other liabilities	73,259	68,007

Total liabilities	372,918	423,583
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 43,313,597 and 43,205,367 shares issued and 34,147,008 and 34,043,752 shares outstanding at December 31, 2009 and 2008, respectively	433	432
Additional paid-in-capital	401,629	395,434
Retained earnings	274,718	254,285
Accumulated elements of other comprehensive income	1,181	55
Treasury stock, at cost, 9,166,589 and 9,161,615 shares at December 31, 2009 and 2008, respectively	(627,684)	(627,597)

Total stockholders’ equity	50,277	22,609

Total liabilities and stockholders’ equity	$423,195	$446,192

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007

Revenues	$442,906	$558,352	$532,716
Costs and expenses:
Cost of services	147,019	179,950	183,088
Member relations and marketing	126,023	161,670	150,032
General and administrative	59,415	76,120	71,984
Depreciation and amortization	22,991	21,631	15,573
Impairment loss	—	27,449	—
Costs associated with exit activities	11,518	—	—
Restructuring costs	8,568	8,006	—

Total costs and expenses	375,534	474,826	420,677

Income from operations	67,372	83,526	112,039
Other income (expense), net	6,246	(5,438)	16,049

Income before provision for income taxes	73,618	78,088	128,088
Provision for income taxes	27,989	33,291	47,501

Net income	$45,629	$44,797	$80,587

Earnings per share:
Basic	$1.34	$1.31	$2.20

Diluted	$1.33	$1.30	$2.17

Dividends per share	$0.74	$1.76	$1.60

Weighted average shares outstanding:
Basic	34,111	34,205	36,666
Diluted	34,293	34,329	37,159
See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$45,629	$44,797	$80,587
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(255)	(22,064)	(10,923)
Amortization of marketable securities premiums (discounts), net	691	695	(449)
Share-based compensation	10,751	12,525	22,764
Excess tax benefits from share-based compensation arrangements	—	—	(2,398)
Depreciation and amortization	22,991	21,631	15,573
Impairment loss	—	27,449	—
Costs associated with exit activities	11,518	—	—
Gain on acquisition	(680)	—	—
Changes in operating assets and liabilities:
Membership fees receivable, net	3,622	36,112	(6,688)
Deferred incentive compensation	2,900	2,923	(2,384)
Prepaid expenses and other current assets	(91)	2,283	(645)
Other non-current assets	(9,525)	6,375	(5,578)
Accounts payable and accrued liabilities	(18,533)	11,053	(11,739)
Accrued incentive compensation	2,387	(6,210)	6,293
Deferred revenues	(47,512)	(60,548)	14,724
Other liabilities	4,681	8,211	10,904

Net cash flows provided by operating activities	28,574	85,232	110,041
Cash flows from investing activities:
Purchases of property and equipment, net	(7,052)	(42,483)	(34,532)
Cost method investment	(1,000)	(386)	(3,829)
Acquisition of businesses, net of cash acquired	5,173	(10,005)	(61,593)
Purchases of marketable securities	—	(12,489)	(108,801)
Sales and maturities of marketable securities	14,409	49,024	330,556

Net cash flows provided by (used in) investing activities	11,530	(16,339)	121,801
Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	100	691
Proceeds from issuance of common stock under the employee stock purchase plan	725	1,419	2,087
Excess tax benefits from share-based compensation arrangements	—	—	2,398
Purchase of treasury shares	(87)	(41,842)	(302,974)
Payment of dividends	(25,196)	(59,941)	(57,826)

Net cash flows used in financing activities	(24,558)	(100,264)	(355,624)

Net increase (decrease) in cash and cash equivalents	15,546	(31,371)	(123,782)
Cash and cash equivalents, beginning of year	16,214	47,585	171,367

Cash and cash equivalents, end of year	$31,760	$16,214	$47,585

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2007, 2008, and 2009
(In thousands, except share amounts)

					Accumulated
					elements of other			Annual
	Common stock		Additional	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	earnings	income (loss)	stock	Total	income
Balance at December 31, 2006	38,947,908	$428	$353,990	$246,668	$(440)	$(282,781)	$317,865	$78,855
Issuance of common stock upon the exercise of common stock options and release of restricted stock units	280,510	3	685	—	—	—	688	—
Issuance of common stock under the employee stock purchase plan	33,677	—	2,087	—	—	—	2,087	—
Share-based compensation	—	—	22,764	—	—	—	22,764	—
Tax effect of share-based compensation	—	—	4,110	—	—	—	4,110	—
Purchase of treasury shares	(4,268,514)	—	—	—	—	(302,974)	(302,974)	—
Change in unrealized gain on available-for-sale marketable securities, net of tax	—	—	—	—	1,312	—	1,312	1,312
Foreign currency hedge	—	—	—	—	(1,066)	—	(1,066)	(1,066)
Payment of dividends	—	—	—	(57,826)	—	—	(57,826)	—
Net income	—	—	—	80,587	—	—	80,587	80,587

Balance at December 31, 2007	34,993,581	$431	$383,636	$269,429	$(194)	$(585,755)	$67,547	$80,833

Issuance of common stock upon the exercise of common stock options and release of restricted stock units	46,125	1	100	—	—	—	101	—
Issuance of common stock under the employee stock purchase plan	39,730	—	1,419	—	—	—	1,419	—
Share-based compensation	—	—	12,525	—	—	—	12,525	—
Tax effect of share-based compensation	—	—	(2,246)	—	—	—	(2,246)
Purchase of treasury shares	(1,035,684)	—	—	—	—	(41,842)	(41,842)	—
Change in unrealized gain on available-for-sale marketable securities, net of tax	—	—	—	—	208	—	208	208
Foreign currency hedge	—	—	—	—	(333)	—	(333)	(333)
Cumulative translation adjustment	—	—	—	—	374	—	374	374
Payment of dividends	—	—	—	(59,941)	—	—	(59,941)	—
Net income	—	—	—	44,797	—	—	44,797	44,797

Balance at December 31, 2008	34,043,752	$432	$395,434	$254,285	$55	$(627,597)	$22,609	$45,046

Issuance of common stock upon release of restricted stock units	59,782	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	48,448	1	724	—	—	—	725	—
Share-based compensation	—	—	10,751	—	—	—	10,751	—
Tax effect of share-based compensation	—	—	(5,280)	—	—	—	(5,280)
Purchase of treasury shares	(4,974)	—	—	—	—	(87)	(87)	—
Change in unrealized gains on available-for-sale marketable securities, net of tax	—	—	—	—	(195)	—	(195)	(195)
Foreign currency hedge	—	—	—	—	1,341	—	1,341	1,341
Cumulative translation adjustment	—	—	—	—	(20)	—	(20)	(20)
Payment of dividends	—	—	—	(25,196)	—	—	(25,196)	—
Net income	—	—	—	45,629	—	—	45,629	45,629

Balance at December 31, 2009	34,147,008	$433	$401,629	$274,718	$1,181	$(627,684)	$50,277	$46,755

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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of estimates in preparation of financial statements
The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions may affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected.
Foreign currency
The functional currency of substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. In 2009 and 2008, the Company recorded foreign currency translation gains (losses) totaling $1.1 million and $(3.4) million, respectively, which are included in Other income (expense), net in the consolidated statements of income.
For one of the Company’s wholly owned subsidiaries, the functional currency is the local currency. For this subsidiary, the translation of its foreign currency into U.S. dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in Other income (expense), net on the consolidated statements of income.

Cash and cash equivalents and marketable securities
The Company’s cash and cash equivalents balance is primarily comprised of cash held in demand deposit accounts at various financial institutions. Investments with maturities of more than three months of purchase are classified as marketable securities. At December 31, 2009 and 2008, the Company’s marketable securities consisted primarily of U.S. Treasury notes and Washington, D.C. tax exempt bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.
Allowance for uncollectible revenue
The Company records an allowance for uncollectible revenue, as a reduction in revenues, based upon management’s analysis and estimates as to the collectability of membership fees receivable, which generally is not the result of a members’ ability to pay. Revenues under membership agreements are generally recognized ratably over the membership period, typically 12 months. Accordingly, the allowance for uncollectible revenue is recorded against the amount of revenues that have been recognized under the contracts that are deemed uncollectible. Membership fees receivable that have not been recognized as revenues are recorded in deferred revenues. As part of its analysis, the Company examines its collections history, the age of the receivables in question, any specific member collection issues that it has identified, general market conditions, member concentrations and current economic and industry trends. Membership fees receivable balances are not collateralized.
Property and equipment
Property and equipment consists of furniture, fixtures and equipment, leasehold improvements, capitalized computer software and Web site development costs. Property and equipment are stated at cost, less accumulated depreciation expense. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Capitalized software and Web site development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred.
Goodwill
As the result of acquisitions, the Company records any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. The Company tests goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. The Company has concluded that its reporting units used to assess goodwill impairment are the same as its operating segments. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and a variety of other circumstances. If it is determined that impairment has occurred, the Company records a write-down of the carrying value and charges the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in its consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
The determination of the fair value of individual reporting units is based upon the average of an income approach (discounted cash flow method) and a market approach (guideline company method and transaction method). These models require the Company to make various judgmental estimates and assumptions about sales, operating margins, growth rates, discount factors, and valuation multiples.
In 2008, the Company recorded an impairment loss of $27.4 million related to its Toolbox.com reporting unit ($22.9 million related to goodwill and $4.5 million related to intangible assets).
Intangible assets, net
Intangible assets, net consists primarily of technology and customer relationships. These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 20 years. The gross carrying amount of intangible assets was $26.9 million and $26.3 million and accumulated amortization was $14.7 million and $9.0 million at December 31, 2009 and 2008, respectively. Amortization expense was $5.7 million, $5.8 million and $2.5 million in 2009, 2008, and 2007, respectively. In 2008, the Company recorded an impairment loss on intangible assets of $4.5 million. The estimated aggregate amortization expense for each of the succeeding five years ended 2010 through 2014 is $5.0 million, $2.5 million, $1.7 million, $0.6 million, and $0.5 million, respectively.

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
In 2009, the Company incurred costs associated with exit activities and recorded a charge of $11.5 million primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment at its Arlington, Virginia headquarters.
Fair value of financial instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, membership fees receivable, investments in variable insurance products for the Company’s deferred compensation plan, forward currency contracts, and accounts payable. The carrying value of the Company’s financial instruments approximates their fair value. The fair value of the Company’s financial instruments approximates their carrying value. In 2008, the Company recorded a $1.8 million other than temporary impairment loss for a cost method investment.
Revenue recognition
Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Revenues from membership subscriptions are recognized ratably over the term of the related subscription, which generally is 12 months. Membership fees generally are billable, and revenue recognition begins, when a member agrees to the terms of the membership and fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain membership fees are billed on an installment basis. Members generally may request a refund of their membership fees, which is provided on a pro-rata basis relative to the length of the remaining membership term, under a service guarantee. Revenues from membership subscriptions were greater than 95% of total revenues in 2009, 2008, and 2007.
Advertising and content related revenues from Toolbox.com are recognized as the services are provided.
Deferred incentive compensation
Direct incentive compensation paid to the Company’s employees related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.
Operating leases
The Company recognizes rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. The Company recognizes sublease income on a straight line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.
Share-based compensation
The Company has several share-based compensation plans. These plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses to employees and non-employee members of the Board of Directors. Share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense over the vesting periods of the awards, net of an estimated forfeiture rate.

The grant date fair value of restricted stock units is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. The grant date fair value of stock appreciation rights is calculated using a lattice valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s stock and estimated forfeiture rates of the awards. Fair value and forfeiture rate estimates are based on assumptions the Company believes to be reasonable. Actual future results may differ from those estimates.
Income taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
Concentration of credit risk and sources of revenues
Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of membership fees receivable, cash and cash equivalents, and marketable securities. Concentration of credit risk with respect to membership fees receivable is limited due to the large number of members and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition or international developments. The Company performs periodic evaluations of the membership base and related membership fees receivable and establishes allowances for potential credit losses.
The Company’s international operations subject it to risks related to currency exchange fluctuations. Prices for the Company’s products and services are primarily denominated in U.S. dollars, even when sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreement with its UK subsidiary. A forward contract obligates the Company to exchange a predetermined amount of U.S. dollars to make an equivalent British Pound payment equal to the value of such exchange. The maximum length of time over which the Company hedges its exposure to the variability in future cash flows is 12 months.
The Company maintains a portfolio of cash and cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents is comprised of cash held in demand deposit accounts at various financial institutions. Marketable securities consist primarily of U.S. Treasury notes and Washington, D.C. tax exempt bonds. The Company performs periodic evaluations of the relative credit ratings related to cash and cash equivalents and marketable securities.
Accumulated elements of other comprehensive income
Accumulated elements of other comprehensive income included within stockholders’ equity consist of the following (in thousands):

	December 31,
	2009	2008
Unrealized gains, net of tax, for available-for-sale marketable securities	$876	$1,071
Unrealized losses, net of tax, for forward currency exchange contracts	(49)	(1,390)
Cumulative translation adjustment	354	374

Accumulated elements of other comprehensive income	$1,181	$55

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

	Year ended December 31,
	2009	2008	2007
Basic weighted average shares outstanding	34,111	34,205	36,666
Effect of dilutive shares outstanding	182	124	493

Diluted weighted average shares outstanding	34,293	34,329	37,159

In 2009, 2008, and 2007, 3.15 million, 3.46 million, and 1.35 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive shares outstanding shown above because their impact would be anti-dilutive.
Note 3. Recent accounting pronouncements
Recently adopted
On April 1, 2009, the Company adopted new guidance that addressed the accounting for and disclosure requirements of events or transactions that occur after the balance sheet date, but before the financial statements are issued. In February 2010, the FASB issued amended guidance to (a) require an SEC filer to evaluate subsequent events through the date the financial statements are issued with the SEC, (b) add the definitions of an SEC filer and revised financial statements, (c) no longer require that an SEC filer disclose the date through which subsequent events have been reviewed, and (d) remove the definition of a public entity. The adoption of the new guidance did not have a material impact on the Company's financial position or results of operations.
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
On April 1, 2009, the Company adopted new guidance that changes existing guidance for determining whether debt securities are other-than temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not be required to sell the security before recovery of its cost basis. Assuming these two criteria are met, the new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components. The amount of the other-than temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income. The adoption of the new guidance did not impact the Company’s financial position or results of operations.
On January 1, 2009, the Company adopted new guidance requiring enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, the new guidance requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since this guidance requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption did not impact the Company’s financial position or results of operations.

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
Not yet adopted
In October 2009, the Financial Accounting Standards Board issued new guidance for revenue recognition with multiple deliverables that is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company’s memberships are sold with multiple elements, and the Company is currently assessing the impact of adoption on its financial position and results of operations.
Note 4. Acquisitions
2009 Acquisition
In October 2009, the Company acquired 100% of the equity interest of The Tower Group, Inc. (“Tower Group”) to supplement its existing financial services products. As part of the acquisition, the Company agreed to assume certain obligations that might otherwise have been resolved prior to consummating the transaction. In return, the seller agreed to leave assets on the balance sheet to settle those obligations. As a result, the Company recorded a $0.7 million gain, which is included in Other income (expense), net.
2008 Acquisitions
In October and December 2008, the Company acquired 100% of the equity interests of two companies that supplement its existing product offerings. The total purchase price for both acquisitions was $10.0 million, net of cash acquired, which was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $5.6 million to intangible assets with a weighted average amortization period of eight years and $6.7 million was allocated to goodwill. The purchase price for one of the acquisitions may be increased if certain performance targets are met in each of the three annual periods ending December 31, 2009, 2010 and 2011.
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

The purchase price of Toolbox.com was $58.9, reduced by the assumption of $1.0 million in transition bonuses that were paid by the Company. Transactions costs were $0.5 million. The purchase price may be increased if certain financial thresholds are achieved during a 12-month period on or before December 31, 2010. The operating results after July 31, 2007 are included in the Company’s consolidated statements of income. Pro forma information disclosing the results of operations for the period from January 1, 2007 to July 31, 2007 are not presented as the effects were not material. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The purchase price was assigned as follows (in thousands):

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
Note 5. Fair value measurements
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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	Fair Value
	as of	Fair Value Measurements Using
	December 31,	Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,760	$31,760	$—	$—
Available-for-sale marketable securities	44,450	44,450	—	—
Variable insurance products held in a Rabbi Trust	13,612	—	13,612	—
Financial liabilities
Forward currency exchange contracts	$173	$—	$173	$—
Certain assets, such as goodwill, intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments or material fair value measurements were required for non-financial assets or liabilities in 2009.

Note 6. Marketable securities
The aggregate fair value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	December 31, 2009
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$12,591	$12,542	$49	$—
Washington D.C. tax exempt bonds	31,859	30,462	1,397	—

Total marketable securities	$44,450	$43,004	$1,446	$—

	December 31, 2008
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$25,845	$25,365	$480	$—
Washington D.C. tax exempt bonds	34,044	32,739	1,383	78

Total marketable securities	$59,889	$58,104	$1,863	$78

The following table summarizes marketable securities maturities (in thousands):

	December 31, 2009
	Fair	Amortized
	Value	Cost
Less than one year	$18,666	$18,521
Matures in 1 to 5 years	23,779	22,483
Matures in 6 to 10 years	2,005	2,000

Total marketable securities	$44,450	$43,004

In 2008 and 2007, sales of marketable securities resulted in a net realized investment gain of $73,000 and $142,000, respectively, which is included in Other income (expense), net. The Company did not sell any marketable securities in 2009.
Note 7. Membership fees receivable
Membership fees receivable consists of the following (in thousands):

	December 31,
	2009	2008
Billed	$99,273	$103,478
Unbilled	28,929	28,460

	128,202	131,938
Allowance for uncollectible revenue	(2,486)	(4,931)

Membership fees receivable, net	$125,716	$127,007

Note 8. Property and equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Furniture, fixtures, and equipment	$42,671	$41,651
Leasehold improvements	77,120	83,250
Computer software and Web site development costs	20,289	17,185

	140,080	142,086
Accumulated depreciation	(50,618)	(32,953)

Property and equipment, net	$89,462	$109,133

Depreciation expense was $17.3 million, $15.8 million, and $13.1 million in 2009, 2008, and 2007, respectively.
Note 9. Goodwill and intangible assets
The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2009	2008
Beginning of year	$26,392	$42,626
Goodwill acquired	737	6,712
Impairment loss	—	(22,946)

Goodwill	$27,129	$26,392

In the fourth quarter of 2008, based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenues), the Company concluded that goodwill and intangible asset amounts previously recorded for the 2007 acquisition of Information Technology Toolbox, Inc. were impaired. The Company utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value of Toolbox.com. The total impairment loss recognized in 2008 was $27.4 million ($22.9 million related to goodwill and $4.5 million related to intangible assets).
Note 10. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consists of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$7,411	$6,658
Advanced membership payments received	10,995	15,402
Other accrued liabilities	30,358	44,118

Accounts payable and accrued liabilities	$48,764	$66,178

Note 11. Other liabilities
Other liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Deferred compensation	$9,890	$7,256
Lease incentives	33,588	35,558
Deferred rent benefit — long term	19,459	17,148
Other	10,322	8,045

Total other liabilities	$73,259	$68,007

Note 12. Derivative instruments and hedging
The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the Company’s products and services are denominated primarily in U.S. dollars, including products and services sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the U.S. dollar in countries where the Company has foreign operations would result in higher effective operating costs and, potentially, reduced earnings. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its United Kingdom subsidiary. A forward contract obligates the Company to exchange a predetermined amount of U.S. dollars to make equivalent Pound Sterling (“GBP”) payments equal to the value of such exchanges.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The notional amount of outstanding forward contracts was $10.4 million at December 31, 2009.
The fair values of all derivative instruments, which are designated as hedging instruments, on the Company’s consolidated balance sheets are as follows (in thousands):

	December 31,
Balance Sheet Location	2009	2008
Liability
Accounts payable and accrued liabilities	$173	$4,057
The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of income is shown in the table below (in thousands):

			Amount of Gain (Loss)
Location of Loss Reclassified from	Amount of Gain (Loss) Reclassified		Recognized in OCI on
Accumulated OCI into Income	from Accumulated OCI into Income	Derivatives in cash flow	Derivative
(Effective portion)	(Effective portion)	hedging relationships	(Effective portion)
	Year ended December 31, 2009		Year ended December 31, 2009
Cost of services	$(1,052)	Forward currency	$168
Member relations and marketing	(780)	contracts
General & Administrative	(401)

Total	$(2,233)

The ineffective portion of the cash flow hedges in 2009 was immaterial.
Note 13. Stockholders’ equity and share-based compensation
Share-based compensation
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
Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. In 2008, the Company increased its estimated forfeiture rate from 3% to 14% and the cumulative effect of the change in estimate was a reduction in compensation expense of $2.9 million. In 2009, the Company increased its estimated forfeiture rate to 16%.
The Company recognized total share-based compensation costs of $10.8 million, $12.5 million and $22.8 million in 2009, 2008, and 2007, respectively. These amounts are allocated to Cost of Services, Member relations and marketing, and General and administrative expenses in the consolidated statements of income. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $4.3 million, $5.0 million and $8.5 million in 2009, 2008, and 2007, respectively. At December 31, 2009, $12.1 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Equity incentive plans
The Company issues awards under the 2004 Stock Incentive Plan, as amended, (the “2004 Plan’’) and the Directors’ Stock Option Plan, adopted in 1998 (the “Directors’ Plan’’) (together “the Plans’’). All regular employees, directors and consultants are eligible to receive equity awards. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. The 2004 Plan provides for the issuance of up to 6.3 million shares of common stock, plus any shares subject to outstanding awards under prior equity compensation plans up to an aggregate maximum of 9.4 million shares. The terms of the awards granted under the Plans, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions. The contractual term of equity awards ranges from 4 to 10 years. The Company had 3.0 million shares available for issuance under the Plans at December 31, 2009.
Restricted stock units
The following table summarizes the changes in restricted stock units:

	2009		2008		2007
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Restricted	Grant Date Fair	of Restricted	Grant Date Fair	of Restricted	Grant Date Fair
	Stock Units	Value	Stock Units	Value	Stock Units	Value
Nonvested, beginning of year	133,196	$60.18	101,268	$84.03	60,123	$94.78
Granted	665,059	10.72	70,235	36.37	73,529	74.07
Forfeited	(81,940)	19.42	(13,045)	68.56	(17,499)	83.21
Vested	(60,523)	59.60	(25,262)	85.26	(14,885)	94.78

Nonvested, end of year	655,792	$15.17	133,196	$60.18	101,268	$84.03

Stock appreciation rights
The following assumptions were used to value grants of stock appreciation rights for each respective period:

	Year ended December 31,
	2008	2007
Risk-free interest rate	4.31%	4.47%
Dividend yield	3.86%	2.01%
Expected life of option (in years)	5.1	4.8
Expected volatility (calculated historically)	35%	30%
Weighted-average fair value of share-based compensation awards granted	$7.37	$17.85
The following table summarizes the changes in stock appreciation rights:

	2009		2008		2007
	Number of		Number of		Number of
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price
Outstanding, beginning of year	1,848,263	$66.16	1,293,319	$83.82	614,145	$97.36
Granted	—	—	816,507	40.95	840,486	74.48
Forfeited	(496,565)	70.81	(261,563)	74.80	(161,312)	86.67
Exercised	—	—	—	—	—	—

Outstanding, end of year	1,351,698	$64.51	1,848,263	$66.16	1,293,319	$83.82

Vested or expected to vest, end of year	1,089,856	$65.39	1,270,404	$69.22	1,171,169	$84.13

Exercisable, end of year	604,176	$74.04	383,237	$87.38	134,292	$97.52

The per share weighted average grant date fair value of stock appreciation rights granted was $40.95 and $74.48 in 2008 and 2007, respectively. At December 31, 2009, the aggregate intrinsic value of stock appreciation rights outstanding and exercisable was $0.
The following table summarizes the characteristics of stock appreciation rights at December 31, 2009:

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of Exercise		Exercise	Contractual		Exercise	Contractual
Prices	Shares	Price	Life-Years	Shares	Price	Life-Years
$25.99 – $45.74	587,381	$41.06	5.17	149,381	$41.00	5.09
66.60 – 76.00	476,302	73.43	4.31	238,780	73.44	4.30
97.56 – 97.56	288,015	97.56	3.20	216,015	97.56	3.20

$25.99 – $97.56	1,351,698	$64.51	4.45	604,176	$74.04	4.10

Stock appreciation rights are not exercisable unless the market value of Company stock is greater than the exercise price.
Common stock options
The following table summarizes the changes in common stock options:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price	of Options	Exercise Price
Outstanding, beginning of year	1,803,027	$52.75	2,198,953	$53.28	2,942,132	$50.63
Granted	—	—	—	—	—	—
Forfeited	(600,310)	52.19	(326,869)	61.14	(149,250)	56.92
Exercised	—	—	(69,057)	29.74	(593,929)	39.20

Outstanding, end of year	1,202,717	$53.03	1,803,027	$52.75	2,198,953	$53.28

Vested or expected to vest, end of year	1,202,717	$53.03	1,701,917	$51.97	2,151,328	$53.13

Exercisable, end of year	1,202,717	$53.03	1,580,902	$50.89	1,338,954	$48.66

At December 31, 2009, the aggregate intrinsic value (the difference between the market price and the exercise price) of common stock options outstanding and exercisable was $0. The total intrinsic value of common stock options exercised in 2008 and 2007 was $0.9 million and $17.4 million respectively.
The following table summarizes the characteristics of options at December 31, 2009:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average
		Average	Remaining
Range of Exercise		Exercise	Contractual
Prices	Shares	Price	Life-Years
$21.19 – $36.81	226,976	$31.76	2.69
45.10 – 64.30	415,865	46.30	1.67
64.88 – 89.70	559,876	66.66	2.24

$21.19 – $89.70	1,202,717	$53.03	2.13

Share Repurchases
Repurchases may continue to be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company funds its share repurchases with cash on hand and cash generated from operations. In 2009, 2008, and 2007, the Company repurchased approximately 5,000, 1.0 million and 4.3 million shares, respectively, of its common stock at a total cost of $0.1 million, $41.8 million and $303.0 million, respectively. The remaining share repurchase authorization was $22.3 million at December 31, 2009.

Dividends
In 2009, the Company’s Board of Directors declared quarterly cash dividends of $0.44 per share for the first quarter and $0.10 for each of the second, third and fourth quarters of 2009. The Company funds its dividend payments with cash on hand and cash generated from operations.
Preferred stock
At December 31, 2009 and 2008, the Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share. No shares were issued and outstanding at December 31, 2009 and 2008.
Note 14. Costs associated with exit activities
In June 2009, the Company ceased using and entered into a sublease agreement for a portion of its headquarters facility. Also in the three months ended June 30, 2009, the Company ceased using a portion of two other facilities. The Company has sublet a portion of one facility and is attempting to sublease a portion of the other facility. The Company incurred a total pre-tax charge of $11.5 million in 2009 primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment.
Note 15. Restructuring costs
As part of the Company’s plans to integrate Tower Group, the Company initiated a workforce reduction plan (“Tower Group Plan”) whereby approximately ten Tower Group employees were offered severance agreements subsequent to the acquisition. Restructuring costs associated with this action were $1.2 million, consisting of severance and related termination benefits. The Company does not expect to incur any significant additional costs under this plan.
In the second quarter of 2009, the Company committed to a separation plan (the “2009 Plan”), initially offering additional benefits for employees electing to voluntarily separate, for which approximately 155 employees submitted resignations effective beginning July 24, 2009. The 2009 Plan, which has concluded, is part of the Company’s continuing efforts (as previously reported) to align its expenses more closely with its outlook and to accelerate the placement of resources in areas that management believes have a greater potential for future growth. The 2009 Plan was not offered to executive officers, critical staff, and most sales staff of the Company. Pre-tax restructuring charges for the 2009 Plan were originally estimated to be approximately $7.8 million, most of which was associated with severance and related termination benefits.
In the fourth quarter of 2008, the Company committed to a plan (the “2008 Plan”) of workforce reductions to restructure its business. The restructuring included a reduction of approximately 15% of the Company’s workforce at that time; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers and industries we serve; and the implementation of a new, integrated approach to prospect and member account management. Pre-tax restructuring charges for the 2008 Plan were originally estimated to be approximately $9.3 million, most of which was associated with severance and related termination benefits. The Company recorded a pre-tax restructuring charge of $8.0 million in the fourth quarter of 2008.
The Company does not expect to incur any significant additional costs under the 2008 Plan or 2009 Plan.
Changes to the restructuring liability are as follows (in thousands):

			Tower
	2008	2009	Group
	Plan	Plan	Plan
Balance at December 31, 2007	$—	$—	$—
Costs incurred	8,006	—	—
Cash payments	(399)	—	—

Balance at December 31, 2008	7,607	—	—
Costs incurred	1,253	7,808	1,162
Cash payments	(7,089)	(5,292)	(53)
Change in estimate	(1,239)	(44)	—

Balance at December 31, 2009	$532	$2,472	$1,109

Note 16. Income taxes
The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Current tax expense
Federal	$20,914	$42,607	$54,328
State and local	6,035	9,639	1,547
Foreign	1,295	1,865	1,476

	28,244	54,111	57,351
Deferred tax (benefit) expense
Federal	1,077	(19,535)	(10,552)
State and local	(949)	(841)	919
Foreign	(383)	(444)	(217)

	(255)	(20,820)	(9,850)

Provision for income taxes	$27,989	$33,291	$47,501

In 2009, 2008 and 2007, the Company made cash payments for income taxes of $32.7 million, $55.2 million and $60.8 million, respectively.
The components of Income before provision for income taxes were as follows:

	Year ended December 31,
	2009	2008	2007

U.S. sources	$69,600	$74,002	$124,288
Non-U.S. sources	4,018	4,086	3,800

Total	$73,618	$78,088	$128,088

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. federal income tax statutory rate to income before provision for income taxes as follows:

	Year ended December 31,
	2009	2008	2007

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.9	5.3	3.3
Foreign income tax	(0.3)	(0.4)	(0.1)
Foreign currency loss	(0.6)	1.7	—
Permanent differences and credits, net	(1.0)	1.0	(1.1)

Effective tax rate	38.0%	42.6%	37.1%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	December 31,
	2009	2008

Deferred tax assets
Share-based compensation	$14,529	$16,551
Goodwill and intangibles	11,498	11,305
Accrued incentive compensation	10,070	9,250
Accruals and reserves	1,729	5,273
Net operating loss and tax credit carry forwards	8,189	7,612
Depreciation	—	2,480
Deferred compensation plan	3,893	4,244
Deferred revenues	525	2,411
Operating leases and lease incentives	13,671	9,639
Other	1,614	2,256

Total deferred tax assets	65,718	71,021
Valuation allowance	(9,091)	(8,211)

Total deferred tax assets, net of valuation allowance	56,627	62,810
Deferred tax liabilities
Deferred incentive compensation	3,882	5,016
Depreciation	2,846	—
Other	3,033	3,908

Total deferred tax liabilities	9,761	8,924

Deferred tax assets, net	$46,866	$53,886

In estimating future tax consequences, accounting guidance generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The valuation allowance at December 31, 2009 and 2008 was primarily related to state tax credit carryforwards from the District of Columbia described below and state net operating loss carryforwards. The valuation allowance at December 31, 2009 also included also a capital loss carryforward. The net change in the valuation allowance was an increase of $0.9 million and $0.3 million in 2009 and 2008, respectively.
The Company generated net operating loss carryforwards for state income tax purposes of $0.2 million, $0.2 million and $0.1 million in 2009, 2008 and 2007, respectively, which are available to offset future state taxable income through years 2027 through 2029. The Company recorded a $0.2 million, $0.2 million and $0.1 million valuation allowance related to these net operating loss carryforwards at December 31, 2009, 2008 and 2007, respectively.
Upon moving its headquarters to Arlington, Virginia, the Company became eligible to receive the Major Business Facilities Job Tax Credit (“JTC”). The JTC was measured in 2009 based on the number of full-time jobs that were created or relocated to Virginia. The amount of the credit measured in 2009 was $1.0 million. This credit can be applied against Virginia state income taxes in 2009 and 2010. Virginia code requires this credit to be recaptured and refunded to the extent average levels of employment decrease during the five years following the measurement of the credit. The Company has estimated $0.3 million of this credit will be recaptured and a valuation allowance has been recorded in this amount against the tax credit carryforward.
The Office of Tax and Revenue of the Government of the District of Columbia (the “Office of Tax and Revenue”) adopted regulations in accordance with the New E-Conomy Transformation Act of 2000 (the “Act”) that modify the income and franchise tax, sales and use tax and personal property tax regulations, effective April 2001. Specifically, the regulations provide certain credits, exemptions and other benefits to a Qualified High Technology Company (“QHTC”). In 2003, the Company received notification from the Office of Tax and Revenue that its certification as a QHTC under the Act had been accepted. As a QHTC, the Company’s Washington, D.C. statutory income tax rate was 0.0% through 2005 and 6.0% thereafter. The Company was also eligible for certain Washington, D.C. income tax credits and other benefits. The Company has Washington D.C. tax credit carry forwards resulting in a deferred tax asset of $7.4 million at December 31, 2009 and 2008, respectively. These credits expire in years 2011 through 2017. The Company recorded a $7.4 million valuation allowance related to these credit carryforwards at December 31, 2009 and 2008, respectively.
Undistributed earnings of the Company’s foreign subsidiaries amounted to $15.2 million, $15.1 million and $10.3 million at December 31, 2009, 2008 and 2007, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. liability.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	December 31,
	2009	2008
Balance at beginning of the year	$427	$900
Additions based on tax positions related to the current year	32	—
Additions for tax positions of prior years	177	—
Reductions for tax positions of prior years	—	(288)
Reductions for lapse of statute of limitations	(44)	(185)
Settlements	—	—

Balance at end of the year	$592	$427

The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2006. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized. Interest and penalty expense recognized related to uncertain tax positions amounted to $0.2 million, $0.1 million, and $0.1 million in 2009, 2008 and 2007, respectively. Total accrued interest and penalties at December 31, 2009 and December 31, 2008 was $0.5 million and $0.3 million respectively, and was included in accrued expenses.
Note 17. Employee benefit plans
Defined contribution 401(k) plan
The Company sponsors a defined contribution 401(k) plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. Effective January 1, 2007, the Company adopted amendments to the Plan in which the Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The amendments to the Plan additionally provide that the Company’s matching contribution on behalf of an employee is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire, and that an employee must be employed by the Company on the last day of a Plan year in order to vest in the Company’s contribution for that year. Company contributions to the Plan were $3.1 million, $4.0 million and $3.1 million in 2009, 2008, and 2007, respectively.
Employee stock purchase plan
The Company sponsors an employee stock purchase plan (the “ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the three month purchase period. In 2009, 2008, and 2007, the Company issued 48,448 shares, 39,730 shares and 33,677 shares of common stock, respectively, under the ESPP. At December 31, 2009, 0.8 million shares were available for issuance.
Deferred compensation plan
The Company has a Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Deferred Compensation Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. Investment earnings associated with the Deferred Compensation Plan’s assets are included in Other income (expenses), net while changes in individual participant account balances are recorded as compensation expense in the consolidated statements of income. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a rabbi trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any discretionary contributions to the Plan in 2009, 2008, and 2007.

Note 18. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay for executory costs such as taxes and insurance. In June 2009, the Company entered into a sublease with a third party for approximately 172,000 square feet of the Company’s headquarters. The term of the sublease is from October 2009 through September 2021 with a one-time expansion right for an additional floor in the fifth year and a renewal option to extend the sublease for the remainder of the Company’s existing lease through January 2028. Rent expense, net of sublease income, was $31.1 million, $35.2 million, and $21.9 million in 2009, 2008 and 2007, respectively. The Company’s future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are scheduled as follows:

	Payments due and sublease receipts by period (in thousands) at December 31, 2009
	Total	YE 2010	YE 2011	YE 2012	YE 2013	YE 2014	Thereafter
Operating lease obligations	$630,014	$34,674	$34,468	$34,509	$34,385	$34,126	$457,852
Subleases receipts	104,422	9,218	9,146	9,157	9,394	8,005	59,502

Total net lease obligations	525,592	25,456	25,322	25,352	24,991	26,121	398,350

The Company completed the tenant build-out of its headquarters in 2008. The total cost of the build-out was approximately $100 million, of which approximately $40 million was paid by the landlord through lease incentives. In 2007, approximately $32 million of the lease incentives were paid directly to vendors and was excluded from the statement of cash flows as a non-cash investing activity. The remaining $8 million of lease incentives was received by the Company in September 2008 and was included in cash flows from operations. The lease incentives are being amortized over the term of the lease (through 2028) as a reduction of rent expense.
Other
At December 31, 2009, the Company had outstanding letters of credit totaling $6.4 million to provide security deposits for certain office space leases. The letters of credit expire in the period from January 2010 through September 2010, but will automatically extend for another year from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements. In 2008, the Company terminated letters of credit relating to the security deposits for the Washington, D.C. office space leases when the leases expired. Under the terms of the headquarter’s lease agreement, the Company committed to providing the landlord a security deposit totaling $50 million and pledged $50 million of long-term marketable securities to the landlord as collateral for this obligation. In August 2008, the Company replaced the $50 million pledge of long-term marketable securities with a letter of credit for $4.5 million.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.
The Company continues to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.9 million and $3.7 million at December 31, 2009 and 2008, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
Note 19. Segments and geographic areas
Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Operating results for Toolbox.com and other operating segments do not meet the quantitative thresholds for separate disclosure; thus, the Company has one reportable segment.

The Company has net sales and long-lived assets, consisting of property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States	Europe	Other countries	Total
2009
Revenues	$293,994	$77,573	$71,339	$442,906
Long-lived assets	112,932	5,843	10,062	128,837
2008
Revenues	382,705	98,828	76,819	558,352
Long-lived assets	136,280	14,730	1,781	152,791
2007
Revenues	380,544	86,595	65,577	532,716
Long-lived assets	149,969	6,272	432	156,673
Note 20. Quarterly financial data (unaudited)
Unaudited summarized quarterly financial data is as follows (in thousands, except per-share amounts):

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$117,440	$110,695	$106,819	$107,952
Costs associated with exit activities	—	11,518	—	—
Restructuring costs	944	4,244	2,327	1,053
Total costs and expenses	95,740	106,596	84,900	88,298
Income from operations	21,700	4,099	21,919	19,654
Income before provision for income taxes	21,790	8,243	22,746	20,839
Net income	$13,072	$4,946	$14,177	$13,434
Earnings per share:
Basic	$0.38	$0.15	$0.42	$0.39
Diluted	$0.38	$0.14	$0.41	$0.39

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$138,023	$141,173	$142,409	$136,747
Impairment loss	—	—	—	27,449
Restructuring costs	—	—	—	8,006
Total costs and expenses	114,004	115,763	106,618	138,441
Income (loss) from operations	24,019	25,410	35,791	(1,694)
Income (loss) before provision for income taxes	24,717	26,351	31,902	(4,882)
Net income (loss)	$14,830	$15,811	$20,002	$(5,846)
Earnings (loss) per share:
Basic	$0.43	$0.46	$0.59	$(0.17)
Diluted	$0.42	$0.46	$0.59	$(0.17)
Note 21. Subsequent events
Dividends
In February 2010, the Board of Directors declared a quarterly cash dividend of $0.11 per share. The dividend is payable on March 31, 2010 to stockholders of record at the close of business on March 15, 2010. The Company funds its dividend payments with cash on hand and cash generated from operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
See Report of Management’s Assessment of Internal Control Over Financial Reporting in Item 8.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following information is included in the Company’s Proxy Statement related to its 2010 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2009 (the “Proxy Statement”) and is incorporated herein by reference:
•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company is set forth under “Election of Directors.”
•	Information regarding executive officers of the Company is set forth under “Directors and Executive Officers.”
•	Information regarding the Company’s Audit Committee and designated audit committee financial expert is set forth under “Board of Directors Meeting and Committees.”
•	Information regarding the recommendation of nominees to the Board of Directors is set forth under “Corporate Governance Matters.”
•
Information on the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Code of Conduct for Officers, Directors and Employees,” and on the Company’s corporate governance guidelines is set forth under “Corporate Governance Matters.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•	Information regarding the Company’s compensation of its named executive officers is set forth under “Executive Compensation.”
•	Information regarding the Company’s compensation of its directors is set forth under “Compensation of the Board.”
•	The report of the Company’s Compensation Committee is set forth under “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•	Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Security Ownership of Certain Beneficial Owners and Management.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2009.

	(A)	(B)	(C)
Number Of
	Securities To Be		Number of Securities
	Issued Upon		Remaining Available
	Exercise Of	Weighted-Average	For Future Issuances under
	Outstanding	Exercise Price Of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	And Rights	Warrants And Rights	Reflected In Column (A))
Equity compensation plans approved by stockholders	2,960,857	$61.10	2,998,838
Equity compensation plans not approved by stockholders (1)	249,350	40.69	—

Total	3,210,207	$59.10	2,998,838

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
Report of Management’s Assessment of Internal Control over Financial Reporting,
Reports of Independent Registered Public Accounting Firm, Consolidated Balance Sheets at December 31, 2009 and 2008,
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007,
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007,
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007, and
Notes to Consolidated Financial Statements.
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
3.1
Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2
Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on March 10, 2009.)

4.1
Specimen Common Stock Certificate. (Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

10.1
The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999. (Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

10.2
Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options. (Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

10.3
1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options. (Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

10.4
Employee Stock Purchase Plan dated June 23, 2000. (Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.)

Exhibit
No.	Description of Exhibit
10.5
2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).) *

10.6
2002 Non-Executive Stock Incentive Plan. (Incorporated by reference to Exhibit 10.21.3 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.) *

10.7
2004 Stock Incentive Plan, as amended June 14, 2007. (Incorporated by reference to Exhibit 10.11 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the year ended December 31, 2007.) *

10.8
Form of term sheet for director non-qualified stock options. (Incorporated by reference to Exhibit 10.43 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.) *

10.9
The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008. (Incorporated by reference to Exhibit 10.17 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2008)*

10.10
Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.) *

10.11
Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 1999 Stock Option Plan, 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.) *

10.12
Employment Agreement, dated May 19, 2006, between The Corporate Executive Board Company and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.) *

10.13
Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.)

10.14
Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. (Incorporated by reference to Exhibit 10.23 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2006.) *

10.15
Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company, as extended on February 4, 2010 (Confidential treatment has been requested for portions of this agreement.) (Incorporated by reference to Exhibit 10.26 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.)

10.16
Form of Employer Protection Agreement, revised February 12, 2010. (Incorporated by reference to Exhibit 10.28 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.)

10.17
Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.) *

Exhibit
No.	Description of Exhibit
10.18
Form of Indemnity Agreement between The Corporate Executive Board Company and its directors and officers. (Incorporated by reference to Exhibit 10.30 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2007.)

10.19
Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on October 23, 2008.) *

10.20	Revised Form of Employer Protection Agreement, adopted February 12, 2010. †

10.21	Revised Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan. * †

10.22	Revised Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under 2004 Stock Incentive Plan. * †

10.23	Extension letter, dated February 4, 2010, to the Collaboration Agreement with The Advisory Board Company. †

10.24	Glenn Tobin Agreement and Release, dated February 4, 2009. *†

10.25	Severance Program — Corporate Leadership Team, adopted January 8, 2010. *†

10.26
Separation Agreement — Richard S. Lindahl, dated April 29, 2009. (Incorporated by reference to Exhibit 10.1 to the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on May 1, 2009.) *

14.1
Code of Conduct For Directors, Executives and Employees (Restated as of May 1, 2008). (Incorporated by reference to Exhibit 14.1 to the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on May 7, 2008.)

21.1	List of the Subsidiaries of The Corporate Executive Board Company.

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350.

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009 and have issued our report thereon dated March 1, 2010 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 1, 2010

THE CORPORATE EXECUTIVE BOARD COMPANY
Schedule II-Valuation and Qualifying Accounts
(In thousands)

			Additions
			Charged to
	Balance at	Additions	Provision	Deductions
	Beginning	Charged to	for Income	from	Balance at
	of Year	Revenues	Taxes	Reserve	End of Year
Year ended December 31, 2009
Allowance for uncollectible revenue	$4,931	$5,820	$—	$8,265	$2,486
Valuation allowance on deferred tax assets	8,211	—	888	8	9,091
Year ended December 31, 2008
Allowance for uncollectible revenue	$1,748	$15,629	$—	$12,446	$4,931
Valuation allowance on deferred tax assets	7,878	—	800	467	8,211
Year ended December 31, 2007
Allowance for uncollectible revenue	$1,155	$8,560	$—	$7,967	$1,748
Valuation allowance on deferred tax assets	5,821	—	2,057	—	7,878

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of March 1, 2010.

The Corporate Executive Board Company

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2010 by the following persons on behalf of the registrant and in the capacity indicated.

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