Form 10-Q
period 2010-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2010-05-10
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
The Company had 34,261,465 shares of common stock, par value $0.01 per share, outstanding at May 3, 2010.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,938	$31,760
Marketable securities	5,995	18,666
Membership fees receivable, net	80,771	125,716
Deferred income taxes, net	7,793	7,989
Deferred incentive compensation	12,396	9,721
Prepaid expenses and other current assets	8,149	9,584

Total current assets	227,042	203,436
Deferred income taxes, net	39,870	39,744
Marketable securities	25,527	25,784
Property and equipment, net	86,029	89,462
Goodwill	27,248	27,129
Intangible assets, net	10,906	12,246
Other non-current assets	25,547	25,394

Total assets	$442,169	$423,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$35,133	$48,764
Accrued incentive compensation	32,271	27,975
Deferred revenues	240,267	222,053

Total current liabilities	307,671	298,792
Deferred tax liabilities	893	867
Other liabilities	73,777	73,259

Total liabilities	382,341	372,918
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,336,770 and 43,313,597 shares issued, and 34,163,374 and 34,147,008 shares outstanding at March 31, 2010 and December 31, 2009, respectively	433	433
Additional paid-in capital	403,181	401,629
Retained earnings	282,598	274,718
Accumulated elements of other comprehensive income	1,483	1,181
Treasury stock, at cost, 9,173,396 and 9,166,589 shares at March 31, 2010 and December 31, 2009, respectively	(627,867)	(627,684)

Total stockholders’ equity	59,828	50,277

Total liabilities and stockholders’ equity	$442,169	$423,195

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2010	2009

Revenues	$100,175	$117,440
Costs and expenses:
Cost of services	33,512	38,277
Member relations and marketing	25,780	34,810
General and administrative	15,472	15,736
Depreciation and amortization	5,135	5,973
Restructuring costs	—	944

Total costs and expenses	79,899	95,740

Income from operations	20,276	21,700
Other (expense) income, net	(458)	90

Income before provision for income taxes	19,818	21,790
Provision for income taxes	8,185	8,718

Net income	$11,633	$13,072

Earnings per share:
Basic	$0.34	$0.38

Diluted	$0.34	$0.38

Dividends per share	$0.11	$0.44

Weighted average shares used in the calculation of earnings per share:
Basic	34,155	34,050
Diluted	34,429	34,088
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$11,633	$13,072
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,135	5,973
Deferred income taxes	213	(965)
Share-based compensation	1,438	3,868
Amortization of marketable securities premiums, net	134	164
Changes in operating assets and liabilities:
Membership fees receivable, net	44,945	50,368
Deferred incentive compensation	(2,675)	839
Prepaid expenses and other current assets	1,435	(455)
Other non-current assets	(153)	339
Accounts payable and accrued liabilities	(13,351)	(21,930)
Accrued incentive compensation	4,296	2,532
Deferred revenues	18,214	(7,171)
Other liabilities	519	(3,004)

Net cash flows provided by operating activities	71,783	43,630
Cash flows from investing activities:
Purchases of property and equipment	(283)	(1,545)
Acquisition of businesses	—	(119)
Maturities of marketable securities	12,500	12,805

Net cash flows provided by investing activities	12,217	11,141
Cash flows from financing activities:
Proceeds from the issuance of common stock under the employee stock purchase plan	114	266
Purchase of treasury shares	(183)	(41)
Payment of dividends	(3,753)	(14,969)

Net cash flows used in financing activities	(3,822)	(14,744)

Net increase in cash and cash equivalents	80,178	40,027
Cash and cash equivalents, beginning of period	31,760	16,214

Cash and cash equivalents, end of period	$111,938	$56,241

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Note 2. Condensed consolidated financial statements
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in the Company’s 2009 Annual Report on Form 10-K.
In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The Company evaluated events subsequent to March 31, 2010 for potential recognition and/or disclosure through the issuance of these financial statements. The condensed consolidated balance sheet presented at December 31, 2009 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ended December 31, 2010 or any other period within 2010.
Note 3. Recent accounting pronouncements
Recently adopted
In January 2010, the FASB issued new guidance requiring additional disclosures for significant transfers between Level 1 and 2 fair value measurements and clarifications to existing fair value disclosures related to the level of disaggregation, inputs, and valuation techniques. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.
Not yet adopted
In January 2010, the FASB issued new accounting guidance to require additional disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 fair value measurements. This new accounting guidance will be effective for the Company on January 1, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.
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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The following table presents financial assets and financial liabilities that are measured at fair value on a recurring basis at the date indicated (in thousands):

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents — demand deposits	$111,938	$—	$—	$31,760	$—	$—
Available-for-sale marketable securities	31,522	—	—	44,450	—	—
Variable insurance products held in a Rabbi Trust	—	14,034	—	—	13,612	—
Forward currency exchange contracts	—	120	—	—	—	—

Financial liabilities
Forward currency exchange contracts	$—	$383	$—	$—	$173	$—
Certain assets, such as goodwill, intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments or material fair value measurements were required for non-financial assets or liabilities in three months ended March 31, 2010 and 2009.
Note 5. Other liabilities
Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Deferred compensation	$8,696	$9,890
Lease incentives	33,096	33,588
Deferred rent benefit — long term	20,283	19,459
Other	11,702	10,322

Total other liabilities	$73,777	$73,259

Note 6. Stockholders’ equity and share-based compensation
Share-based compensation
The Company granted 323,843 and 643,555 restricted stock units at a weighted-average fair value of $25.30 and $10.41 in the three months ended March 31, 2010 and 2009, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. Estimated forfeiture rates were 16% and 14% in the three months ended March 31, 2010 and 2009, respectively. The Company recognized total share-based compensation costs of $1.4 million and $3.9 million in the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, $17.9 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.
Dividends
In February 2010, the Company’s Board of Directors declared a cash dividend of $0.11 per share for the first quarter of 2010 for stockholders of record on March 15, 2010. The dividend, totaling $3.8 million, was paid on March 31, 2010.
On May 6, 2010, the Board of Directors declared a second quarter cash dividend of $0.11 per share. The dividend is payable on June 30, 2010 to stockholders of record at the close of business on June 15, 2010. The Company funds its dividend payments with cash on hand and cash generated from operations.
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
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The Company has no credit-risk-related contingent features in any of its agreements with its derivative counterparty. The notional amount of outstanding forward contracts was $12.2 million at March 31, 2010.
The fair values of all derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	March 31, 2010	December 31, 2009

Asset Derivatives
Prepaid expenses and other current assets	$120	$—

Liability Derivatives
Accounts payable and accrued liabilities	$383	$173

The pre-tax effect of the derivative instruments on the Company’s condensed consolidated statements of income is as follows for the three months ended March 31, (in thousands):

Amount of Gain (Loss)		Location of Loss Reclassified	Amount of Gain (Loss) Reclassified
Recognized in OCI on		from Accumulated OCI into	from Accumulated OCI into Income
Derivative (Effective portion)		Income (Effective portion)	(Effective portion)
2010	2009		2010	2009

$(279)	$68	Cost of services	$(174)	$(593)

		Member relations and marketing	(66)	(537)
		General & Administrative	(60)	(248)

			$(300)	$(1,378)

The ineffective portion of the cash flow hedges was not material.
Note 8. Restructuring costs
Accrued restructuring costs at March 31, 2010 consist of severance and related termination benefits. Changes to the restructuring liability are as follows (in thousands):

			Tower
	2008	2009	Group
	Plan	Plan	Plan
Balance at December 31, 2009	$532	$2,472	$1,109
Cash payments	(395)	(832)	(1,010)

Balance at March 31, 2010	$137	$1,640	$99

The Company does not expect to incur any significant additional costs.
Note 9. Income taxes
The effective tax rate was 41.3% in the three months ended March 31, 2010, which includes a full-year expected annualized tax rate of approximately 40%. The higher than anticipated effective tax rate was primarily due to the effects of unrealized currency translation losses recognized for book purposes. The effective tax rate was 40.0% in the three months ended March 31, 2009.
The Company made income tax payments of $1.1 million and $8.1 million in the three months ended March 31, 2010 and 2009, respectively.
Note 10. Earnings per share
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Basic weighted average common shares outstanding	34,155	34,050
Effect of dilutive common shares outstanding	274	38

Diluted weighted average common shares outstanding	34,429	34,088

Approximately 2.5 million and 3.6 million shares for the three months ended March 31, 2010 and 2009, respectively, related to share-based compensation awards have been excluded from the dilutive effect shown above because their impact would be anti-dilutive.
Note 11. Comprehensive income
Total comprehensive income is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net income	$11,633	$13,072
Change in unrealized gains, net of tax, for available-for-sale marketable securities	(179)	110
Change in cumulative foreign currency translation gain	505	—
Change in unrealized loss, net of tax, for forward currency exchange contracts	(167)	762

Total comprehensive income	$11,792	$13,944

Accumulated elements of other comprehensive income at March 31, 2010 consists of a $0.1 million unrealized loss, net of tax, on forward currency contracts; a $0.7 million unrealized gain, net of tax, on marketable securities; and a cumulative foreign currency translation gain of $0.9 million.
Note 12. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.
On May 3, 2010, the Company amended and restated the sublease agreement entered into in June 2009 with a third party to exercise the extension clause contained in the original sublease from October 2021 through January 2028, which terminates with the Company’s existing lease in January 2028. The Company also sublet additional space from November 2011 through January 2028 and from October 2014 through January 2028. The amended and restated sublease also contains an expansion option for additional square footage, which may be exercised at the subtenant’s discretion, from October 2014 through January 2028. Total noncancelable sublease payments over the term will be approximately $283.8 million. The subtenant will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes.
Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at March 31, 2010:

	Total	YE 2010	YE 2011	YE 2012	YE 2013	YE 2014	Thereafter
Operating lease obligations	$620,116	$25,652	$34,760	$34,393	$34,248	$33,944	$457,119
Sublease receipts	(286,492)	(6,932)	(9,932)	(13,883)	(14,238)	(13,383)	(228,124)

Total net lease obligations	$333,624	$18,720	$24,828	$20,510	$20,010	$20,561	$228,995
Other
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.
The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.9 million at March 31, 2010 and December 31, 2009, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
Note 13. Subsequent event
On May 7, 2010, the Company completed the acquisition of Iconoculture, Inc., a Minnesota corporation (“Iconoculture”). Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. The Company acquired 100% of the equity interests of Iconoculture for $18 million in cash. The agreement to acquire Iconoculture, which includes customary post-closing adjustments for working capital, provides for additional purchase consideration if Iconoculture’s financial performance through December 31, 2010 meets certain specified targets.

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
Executive Overview
Our focus for 2010 is to drive member company loyalty through high-value personal engagement, invest globally in our strongest brands, improve the member experience through enhanced technology and analytic platforms, and elevate member performance through great content and product innovation. We expect to leverage and expand our integrated sales and service model to retain and grow our existing membership base, version our products and services for markets with a substantial growth opportunity (e.g., government, Asia-Pacific region, and Europe), launch new products and services, and protect the core economics of our business through effective cost management. Our plans may include the acquisition of companies, such as Iconoculture, that bring us capabilities and intellectual property that address additional member needs.
Contract Value was $382.1 million at March 31, 2010, a decrease of 11.4%, compared to $431.1 million at March 31, 2009. The largest driver of year-over-year decrease was reduced memberships from some large company members, decreased new bookings due to macroeconomic conditions over the past twelve months, and expected Contract Value losses from programs that we consolidated in 2009. As expected, Contract Value declined sequentially and ended the first quarter down $11.6 million, or 2.9%, from December 31, 2009. The primary factor in the sequential decline was $6 million in reductions from the final portion of consolidated programs. The first quarter represents 2010’s largest renewal pool and even though renewals were stronger than expected, slower new business sales and cross sales typical of the first quarter did not generate sufficient bookings to fully offset lapsed memberships. Lower overall bookings continue to apply pressure to revenues.
Despite the decline in Contract Value, we observed several positive trends in the three months ended March 31, 2010: program renewal rates returned to pre-recession levels, aided by the ongoing maturation of our account management model; our European team generated strong results despite a difficult economic environment and the potential distraction of our imminent commercial transition there; our middle market team continued to generate sequential growth; and there was consistent performance across all programs and regions, giving us a solid platform upon which to build throughout 2010.
Net income and Adjusted net income were $11.6 million in the three months ended March 31, 2010 compared to net income of $13.1 million and Adjusted net income of $13.6 million in the three months ended March 31, 2009. Revenues and earnings were slightly ahead of our expectations primarily due to improvements in program renewals.
Total costs and expenses were $79.9 million in the three months ended March 31, 2010, a decrease of $15.8 million from the three months ended March 31, 2009. With a seasonal reduction in expenses and a smaller than expected decline in revenues, our EBITDA and Adjusted EBITDA margins were 24.5% in the first quarter of 2010 compared to an EBITDA margin of 23.1% and Adjusted EBITDA margin of 23.9% in the first quarter of 2009. While we will continue to seek greater operating efficiencies, we also plan to make selective investments where we see clear opportunities to accelerate our return to growth, such as more service and sales capacity, expansion of our Government member base, further investment in the Asia Pacific region, and targeted new product launches. As a result, we expect our operating margins in 2010 will be pressured by the combination of lower year-over-year revenue trends and expenses that will begin to trend higher.
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

	Three Months Ended
	March 31,
	2010	2009
Net income	$11,633	$13,072
Interest income, net	(436)	(598)
Depreciation and amortization	5,135	5,973
Provision for income taxes	8,185	8,718

EBITDA	$24,517	$27,165
Restructuring costs	—	944

Adjusted EBITDA	$24,517	$28,109

	Three Months Ended
	March 31,
	2010	2009
Net income	$11,633	$13,072
Adjustments, net of tax:
Restructuring costs	—	566

Adjusted net income	$11,633	$13,638

	Three Months Ended
	March 31,
	2010	2009
GAAP diluted earnings per share	$0.34	$0.38
Adjustments, net of tax:
Restructuring costs	—	0.02

Non-GAAP diluted earnings per share	$0.34	$0.40

Critical Accounting Policies
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2009 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application.
Recent Accounting Pronouncements
There were no recent accounting pronouncements that had a material effect on our condensed consolidated financial statements in the three months ended March 31, 2010. See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Revenues
Revenues decreased 14.7% to $100.2 million in the three months ended March 31, 2010 from $117.4 million in the three months ended March 31, 2009. Both lower deferred revenues at December 31, 2009 compared to December 31, 2008 and lower bookings throughout 2009 contributed to the decrease in revenues in the three months ended March 31, 2010. Deferred revenues and renewal rates increased in the three months ended March 31, 2010; however, the timing of the recognition of revenues associated with these changes was not fully realized in the first quarter.
Costs and expenses
Declines in share-based compensation, facilities expense, and the impact of changes in the exchange rates of the U.S. dollar to the British Pound all contributed to year-over-year changes in costs and expenses in 2010. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss them on an aggregated basis below:
•
Share-based compensation decreased $2.5 million in the three months ended March 31, 2010 compared to the same period in 2009. The decrease is primarily a result of a decrease in the total fair value of new share-based awards granted mainly as a result of declines in the trading price of our common stock and the number of awards granted compared to prior years.

•
Facilities expense decreased $2.8 million in the three months ended March 31, 2010 compared to the same period in 2009. The decrease is primarily due to subleases of a portion of our headquarters, which began in the third quarter of 2009.

•
We also incurred additional expenses due to the strength of the British Pound compared to the U.S. dollar in the three months ended March 31, 2010 versus the same period in 2009. The value of the British Pound versus the U.S. dollar was approximately $0.13 higher on average in the three months ended March 31, 2010 compared to the same period in 2009. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services
Cost of services decreased 12.5% to $33.5 million in the three months ended March 31, 2010 from $38.3 million in the three months ended March 31, 2009. The decrease of $4.8 million was primarily due to a $2.5 million decrease in salaries and related costs from the headcount reductions related to our restructuring plans, a $1.6 million decrease in share based compensation as discussed above, and a $1.6 million decrease in costs associated with the production and delivery of meetings and other services as a result of fewer memberships. Allocated facilities costs also decreased by $1.0 million. These decreases were partially offset by a $1.9 million increase in variable compensation due to improved operating results.
Member relations and marketing
Member relations and marketing expense decreased 25.9% to $25.8 million in the three months ended March 31, 2010 from $34.8 million in the three months ended March 31, 2009. The decrease of $9.0 million was primarily due to a $3.6 million decrease in compensation and related costs from the headcount reductions related to our restructuring plans. Additional decreases related to $1.6 million in sales incentives, $1.5 million in allocated facilities costs, third-party consultants of $0.8 million, and travel and entertainment expenses of $0.3 million.
General and administrative
General and administrative expense decreased 1.3% to $15.5 million in the three months ended March 31, 2010 from $15.7 million in the three months ended March 31, 2009. The decrease of $0.2 million was primarily due to a decrease in share-based compensation of $0.8 million and a $0.5 million decrease in salaries and related costs from the headcount reductions related to our restructuring plans. These decreases were partially offset by a $0.6 million increase in variable compensation.
Depreciation and amortization
Depreciation and amortization expense decreased 15% to $5.1 million in the three months ended March 31, 2010 from $6.0 million in the three months ended March 31, 2009. The decrease in Depreciation and amortization expense of $0.9 million was primarily due to lower depreciation expense as a result of fixed assets and leasehold improvements disposed of in the second quarter of 2009 as part of our costs associated with exit activities.
Restructuring costs
In the first quarter of 2009, we recorded $0.9 million of restructuring costs, most of which was associated with severance and related termination benefits from the restructuring plan we announced in the fourth quarter of 2008.
Other (expense) income, net
Other (expense) income, net decreased to expense of $0.5 million in the three months ended March 31, 2010 from income of $0.1 million in the three months ended March 31, 2009.
Other (expense) income, net in the three months ended March 31, 2010 was comprised of $0.4 million of interest income and $0.5 million of earnings relating to the change in the fair value participant accounts in our deferred compensation plan. This income was offset by a $0.8 million foreign currency loss and other expense of $0.6 million. Other (expense) income, net in the three months ended March 31, 2009 was comprised of $0.6 million of interest income and $0.4 million of other income, partially offset by a $0.3 million foreign currency loss, and a $0.6 million loss relating to the change in fair value of participant accounts in our deferred compensation plan.

Provision for income taxes
The effective tax rate was 41.3% in the three months ended March 31, 2010, which includes a full-year expected annualized tax rate of approximately 40%. The higher than anticipated effective tax rate was primarily due to the effects of unrealized currency translation losses recognized for book purposes. The effective tax rate was 40.0% in the three months ended March 31, 2009.
We made income tax payments of $1.1 million and $8.1 million in the three months ended March 31, 2010 and 2009, respectively.
Liquidity and Capital Resources
Cash flows generated from operating activities are our primary source of liquidity. In 2009, we worked aggressively to align our cost structure with a lower revenue profile by implementing a range of expense management activities, including the elimination of lower-performing programs, workforce reductions, discretionary expense controls, and real estate subleases. In the first quarter of 2010, we increased our quarterly dividend to $0.11 from $0.10. Our Q1 2009 dividend was $0.44 which we decreased to $0.10 in the second quarter of 2009. We had cash and cash equivalents and marketable securities of $143.5 million and $76.2 million at March 31, 2010 and December 31, 2009, respectively.
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
On May 7, 2010, we completed the acquisition of Iconoculture, Inc., a Minnesota corporation (“Iconoculture”). Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. We acquired 100% of the equity interests of Iconoculture for $18 million in cash. The agreement to acquire Iconoculture, which includes customary post-closing adjustments for working capital, provides for additional purchase consideration if Iconoculture’s financial performance through December 31, 2010 meets certain specified targets.
Cash flows from operating activities
Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $71.8 million and $43.6 million in the three months ended March 31, 2010 and 2009, respectively.
The increase in cash flows from operations is primarily due to an $18.2 million increase in deferred revenues over December 31, 2009 compared to a decrease of $7.2 million in the same period of 2009. The increase in deferred revenues is the result of higher sales bookings in the first quarter of 2010 versus the first quarter of 2009. Accounts payable and accrued expenses decreased $13.4 million in the three months ended March 31, 2010 compared to a decrease of $23.2 million in the same period of 2009. The decrease in 2009 was due mostly to the payment of the restructuring costs and higher tax payments.
We made income tax payments of $1.1 million and $8.1 million in the three months ended March 31, 2010 and 2009, respectively and expect to continue making tax payments in future periods. We made payments under restructuring plans of $2.2 million and $3.1 million in the three months ended March 31, 2010 and 2009, respectively, and expect to make approximately $1.0 million in restructuring payments across the remainder of 2010.
Cash flows from investing activities
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows provided by investing activities were $12.2 million and $11.1 million in the three months ended March 31, 2010 and 2009, respectively. We generated $12.5 million and $12.8 million from maturities of marketable securities and utilized $0.3 million and $1.5 million for capital expenditures, primarily on technology infrastructure, in the three months ended March 31, 2010 and 2009, respectively. We estimate that capital expenditures to support our infrastructure will be approximately $8.0 million in 2010.

Cash flows from financing activities
Net cash flows used in financing activities were $3.8 million and $14.7 million in the three months ended March 31, 2010 and 2009, respectively. The $10.9 million decrease in cash flows used in financing activities is primarily the result of the decrease in our quarterly dividend per-share rate from $0.44 in the first quarter of 2009 to $0.11 in the first quarter of 2010.
Commitments and contingencies
On May 3, 2010, we amended and restated the sublease agreement entered into in June 2009 with a third party to exercise the extension clause contained in the original sublease from October 2021 through January 2028, which terminates with our existing lease in January 2028. We also sublet additional space of approximately 96,000 square feet from November 2011 through January 2028 and approximately 32,000 square feet from October 2014 through January 2028. The amended and restated sublease also contains an expansion option, which may be exercised at the subtenant’s discretion, for an additional 32,000 square feet from October 2014 through January 2028. Total noncancelable sublease payments over the term will be approximately $283.8 million. The subtenant will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes. We expect that the sublease will reduce 2010 rent expense by approximately $9 million and reduce 2011 rent expense by approximately $12.7 million. The sublease represents an additional step in our efforts to re-align sales and service resources and to move closer to its membership base.
We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or supports its goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We have accrued a liability of $3.9 million at March 31, 2010 and December 31, 2009, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.
Contractual obligations
There have been no material changes to the contractual obligations tables as disclosed in our 2009 Annual Report on Form 10-K. We have operating lease obligations that relate primarily to our office leases that expire on various dates through 2028. The operating lease obligations generally include scheduled rent increases.
Off-Balance Sheet Arrangements
At March 31, 2010 and December 31, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are based on management’s beliefs, current expectations and information currently available to management. These statements are contained throughout this Quarterly Report on Form 10-Q, including under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ Forward-looking statements frequently contain words such as “believes,” “expects,” “anticipates,” “intends,” “plans, “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, financial results or financial condition. Forward-looking statements include information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those set forth in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, uncertainty in the global economy, downward pressures on our 2010 margins, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, success in collections of our membership fees, our restructuring plans may not be successful, lower demand for our products and services, risks relating to international regulations and business risks, foreign currency exposures, our transition to an integrated account model may cause unanticipated negative results, financial and operational risks associated with our acquisitions, our potential inability to attract and retain a significant number of highly skilled employees, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), possible volatility of our stock price, and future financial performance of members and industries. One should carefully evaluate such forward-looking statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 1, 2010, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of the amendment to our Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), and have concluded that as of March 31, 2010, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A.	Risk Factors.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
January 1, 2010 to January 31, 2010	—	$—	—	$22,316,404
February 1, 2010 to February 28, 2010	—	$—	—	$22,316,404
March 1, 2010 to March 31, 2010 (1)	6,807	$26.83	6,807	$22,133,761

Total	6,807	$26.83	6,807

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) Exhibits:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: May 10, 2010	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications pursuant to 18 U.S.C. Section 1350