Form 10-Q
period 2010-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2010-08-09
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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
The Company had 34,272,302 shares of common stock, par value $0.01 per share, outstanding at August 3, 2010.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,456	$31,760
Marketable securities	7,168	18,666
Membership fees receivable, net	80,922	125,716
Deferred income taxes	7,887	7,989
Deferred incentive compensation	12,323	9,721
Prepaid expenses and other current assets	9,096	9,584

Total current assets	206,852	203,436
Deferred income taxes	41,934	39,744
Marketable securities	16,385	25,784
Property and equipment, net	83,073	89,462
Goodwill	38,109	27,129
Intangible assets, net	18,245	12,246
Other non-current assets	28,045	25,394

Total assets	$432,643	$423,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$36,884	$48,764
Accrued incentive compensation	23,809	27,975
Deferred revenues	227,219	222,053

Total current liabilities	287,912	298,792
Deferred income taxes	1,008	867
Other liabilities	75,626	73,259

Total liabilities	364,546	372,918
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,477,679 and 43,313,597 shares issued, and 34,268,483 and 34,147,008 shares outstanding at June 30, 2010 and December 31, 2009, respectively	435	433
Additional paid-in capital	404,955	401,629
Retained earnings	289,814	274,718
Accumulated elements of other comprehensive income	1,744	1,181
Treasury stock, at cost, 9,209,196 and 9,166,589 shares at June 30, 2010 and December 31, 2009, respectively	(628,851)	(627,684)

Total stockholders’ equity	68,097	50,277

Total liabilities and stockholders’ equity	$432,643	$423,195

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$109,577	$110,695	$209,752	$228,135
Costs and expenses:
Cost of services	39,283	37,951	72,795	76,228
Member relations and marketing	30,155	31,729	55,935	66,539
General and administrative	14,808	14,891	30,280	30,627
Depreciation and amortization	5,639	6,263	10,774	12,236
Costs associated with exit activities	—	11,518	—	11,518
Restructuring costs	—	4,244	—	5,188

Total costs and expenses	89,885	106,596	169,784	202,336

Income from operations	19,692	4,099	39,968	25,799
Other (expense) income, net	(789)	4,144	(1,247)	4,234

Income before provision for income taxes	18,903	8,243	38,721	30,033
Provision for income taxes	7,923	3,297	16,108	12,015

Net income	$10,980	$4,946	$22,613	$18,018

Earnings per share:
Basic	$0.32	$0.15	$0.66	$0.53
Diluted	$0.32	$0.14	$0.66	$0.53

Dividends per share	$0.11	$0.10	$0.22	$0.54

Weighted average shares outstanding:
Basic	34,214	34,105	34,189	34,081
Diluted	34,469	34,276	34,458	34,190
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$22,613	$18,018
Adjustments to reconcile net income to net cash flows provided by operating activities:
Costs associated with exit activities	—	11,518
Depreciation and amortization	10,774	12,236
Deferred income taxes	(1,948)	(2,486)
Share-based compensation	3,174	6,320
Amortization of marketable securities premiums, net	221	342
Changes in operating assets and liabilities:
Membership fees receivable, net	47,169	59,488
Deferred incentive compensation	(2,602)	2,790
Prepaid expenses and other current assets	846	(267)
Other non-current assets	(2,651)	(874)
Accounts payable and accrued liabilities	(18,111)	(27,954)
Accrued incentive compensation	(4,166)	(11,607)
Deferred revenues	(1,568)	(48,344)
Other liabilities	2,366	587

Net cash flows provided by operating activities	56,117	19,767

Cash flows from investing activities:
Purchases of property and equipment, net	(1,217)	(3,914)
Acquisition of business, net of cash acquired	(8,957)	(168)
Sales and maturities of marketable securities, net	20,284	12,805

Net cash flows provided by investing activities	10,110	8,723

Cash flows from financing activities:
Proceeds from the issuance of common stock under the employee stock purchase plan	153	450
Purchases of treasury shares	(1,167)	(81)
Payment of dividends	(7,517)	(18,377)

Net cash flows used in financing activities	(8,531)	(18,008)

Net increase in cash and cash equivalents	57,696	10,482
Cash and cash equivalents, beginning of period	31,760	16,214

Cash and cash equivalents, end of period	$89,456	$26,696

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
In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The Company evaluated events subsequent to June 30, 2010 for potential recognition and/or disclosure through the issuance of these financial statements. The condensed consolidated balance sheet presented at December 31, 2009 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ended December 31, 2010 or any other period within 2010.
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
In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables that is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company’s memberships are sold with multiple elements and the Company is currently assessing the impact of adoption on its financial position and results of operations.

Note 4. Acquisitions
In May 2010, the Company completed the acquisition of Iconoculture, Inc., a Minnesota corporation (“Iconoculture”). Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. The Company acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, plus a working capital adjustment of $4.0 million that was paid in July 2010. The Company also will be required to pay an additional $1.5 million on April 1, 2011, less any amounts that the Company is entitled to retain to reimburse it for any losses that are subject to indemnification by the sellers under the terms of the acquisition agreement. Additional consideration may be payable by April 1, 2011, if Iconoculture’s financial performance for the year ended December 31, 2010 meets certain specified targets. The fair value of this additional consideration was $2.6 million at the acquisition date. The fair value of the total consideration was $24.2 million and was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $10.8 million to goodwill.
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

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents — demand deposits	$89,456	$—	$—	$31,760	$—	$—
Debt securities issued by the District of Columbia	23,553	—	—	44,450	—	—
Variable insurance products held in a Rabbi Trust	—	13,035	—	—	13,612	—
Forward currency exchange contracts	—	77	—	—	—	—

Financial liabilities
Forward currency exchange contracts	$—	$92	$—	$—	$173	$—
Contingent consideration — Iconoculture	—	—	2,726	—	—	—
The fair value estimate of the Iconoculture contingent consideration was $2.6 million at the date of acquisition. Changes in the fair value of the contingent consideration subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements and discount rates, are recognized in earnings in periods when the estimated fair value changes. The following table represents a reconciliation of the change in the contingent consideration liability:

Three Months Ended
June 30, 2010
Beginning balance	$—
Addition of Iconoculture contingent consideration	2,634
Fair value change	92

$2,726

Certain assets, such as goodwill, intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments or material fair value measurements were required for non-financial assets or liabilities in the three and six months ended June 30, 2010 and 2009.

Note 6. Other liabilities
Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Deferred compensation	$8,972	$9,890
Lease incentives	32,604	33,588
Deferred rent benefit	21,236	19,459
Other	12,814	10,322

Total other liabilities	$75,626	$73,259

Note 7. Stockholders’ equity and share-based compensation
Share-based compensation
The Company granted 396,310 and 662,059 restricted stock units at a weighted-average fair value of $25.63 and $10.76 in the six months ended June 30, 2010 and 2009, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years.
The Company recognized total share-based compensation costs of $1.7 million and $2.5 million in the three months ended June 30, 2010 and 2009 and $3.2 million and $6.3 million in the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, $18.1 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.
Dividends
In May 2010, the Company’s Board of Directors declared a cash dividend of $0.11 per share for the second quarter of 2010 for stockholders of record on June 15, 2010. The dividend, totaling $3.8 million, was paid on June 30, 2010.
On August 5, 2010, the Board of Directors declared a third quarter cash dividend of $0.11 per share. The dividend is payable on September 30, 2010 to stockholders of record at the close of business on September 15, 2010. The Company funds its dividend payments with cash on hand and cash generated from operations.
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
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The Company has no credit-risk-related contingent features in any of its agreements with its derivative counterparty. The notional amount of outstanding forward contracts was $14.4 million at June 30, 2010.

The fair values of all derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	June 30, 2010	December 31, 2009

Asset Derivatives
Prepaid expenses and other current assets	$77	$—

Liability Derivatives
Accounts payable and accrued liabilities	$92	$173

The pre-tax effect of the derivative instruments is as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective portion)
Derivatives in Cash Flow	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	2010	2009	2010	2009
Forward currency contracts	$(83)	$291	$(362)	$359

Location of Loss Reclassified	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
from Accumulated	Three Months Ended June 30,		Six Months Ended June 30,
OCI into Income (Effective portion)	2010	2009	2010	2009
Cost of services	$(118)	$(439)	$(292)	$(1,032)
Member relations and marketing	(45)	(379)	(111)	(916)
General and administrative	(40)	(180)	(100)	(428)

Total	$(203)	$(998)	$(503)	$(2,376)

The ineffective portion of the cash flow hedges was not material.
Note 9. Restructuring costs
Accrued restructuring costs, which are included in Accounts payable and accrued liabilities, consist of severance and related termination benefits. Changes to the restructuring liability are as follows (in thousands):

			Tower Group
	2008 Plan	2009 Plan	Plan
Balance at December 31, 2009	$532	$2,472	$1,109
Cash payments	(395)	(832)	(1,010)

Balance at March 31, 2010	137	1,640	99
Cash payments	(137)	(552)	(62)

Balance at June 30, 2010	$—	$1,088	$37

The Company does not expect to incur any significant additional costs under these plans.
Note 10. Income taxes
The effective tax rate was 41.9% and 41.6% in the three and six months ended June 30, 2010, respectively, which reflects a full-year expected annualized tax rate of approximately 40%, excluding the effects of unrealized currency translation gains/losses. The effective tax rate was 40.0% in the three and six months ended June 30, 2009.
The Company made income tax payments of $17.2 million and $12.9 million in the three months ended June 30, 2010 and 2009 and $18.2 million and $21.0 million in the six months ended June 30, 2010 and 2009, respectively.

Note 11. Earnings per share
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	34,214	34,105	34,189	34,081
Effect of dilutive common shares outstanding	255	171	269	109

Diluted weighted average common shares outstanding	34,469	34,276	34,458	34,190

Approximately 2.5 million and 3.6 million shares for the three and six months ended June 30, 2010 and 2009, respectively, related to share-based compensation awards have been excluded from the dilutive effect shown above because their impact would be anti-dilutive.
Note 12. Comprehensive income
Total comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$10,980	$4,946	$22,613	$18,018
Change in unrealized gains of marketable securities, net of tax	(70)	(151)	(246)	(41)
Unrealized gains on forward contracts, net of tax	121	769	94	1,531
Change in cumulative translation adjustment	211	(234)	716	(333)

Total comprehensive income	$11,242	$5,330	$23,177	$19,175

Accumulated elements of other comprehensive income at June 30, 2010 consists of a $0.6 million unrealized gain, net of tax, on marketable securities and a $1.1 million cumulative foreign currency translation gain. Accumulated elements of other comprehensive income at December 31, 2009 consists of a $0.9 million unrealized gain, net of tax, on marketable securities; a $0.1 million unrealized loss, net of tax, on forward currency exchange contracts; and a $0.4 million cumulative foreign currency translation gain.
Note 13. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.
In May 2010, the Company amended and restated the sublease agreement entered into in June 2009 with a third party to exercise the extension clause contained in the original sublease from October 2021 through January 2028, which terminates with the Company’s existing lease in January 2028. The Company also sublet additional space from November 2011 through January 2028 and from October 2014 through January 2028. The amended and restated sublease also contains an expansion option for additional square footage, which may be exercised at the subtenant’s discretion, from October 2014 through January 2028. Total noncancelable sublease payments over the term will be approximately $283.8 million. The subtenant will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes.
Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at June 30, 2010:

	Total	YE 2010	YE 2011	YE 2012	YE 2013	YE 2014	Thereafter
Operating lease obligations	$613,634	$17,199	$35,007	$34,639	$34,494	$34,190	$458,105
Sublease receipts	(284,198)	(4,638)	(9,932)	(13,883)	(14,238)	(13,383)	(228,124)

Total net lease obligations	$329,436	$12,561	$25,075	$20,756	$20,256	$20,807	$229,981

Other
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.
The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.9 million at June 30, 2010 and December 31, 2009, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

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
Executive Overview
Our four key operating priorities for 2010 are to drive member loyalty through high-value personal engagement; invest globally in our strongest brands; improve the member experience through enhanced technology and analytic platforms; and elevate member performance through great content and product innovation. We expect to leverage and expand our integrated sales and service model to retain and grow our existing membership base, version our products and services for markets with a substantial growth opportunity (e.g., government, Asia-Pacific region, and Europe), launch new products and services, and protect the core economics of our business through effective cost management. As part of our strategy, we may acquire companies that bring us capabilities and intellectual property that address additional member needs.
During the three months ended June 30, 2010, we continued to see encouraging returns from focus on our priorities and from sound execution by our teams. By linking great research and data to urgent member work and decisions, our teams have driven positive renewal outcomes and solid progress on sales. While we expect to see continued improvement in our financial performance through the remainder of 2010, mixed economic news, the modest (and inconsistent) pace of global economic recovery, and lingering uncertainty about future economic growth could impact our business and our results. While we are finding that companies are increasingly focusing on forward-looking priorities, which are areas where we can and do add significant value, they continue to control expenditures amid ongoing uncertainty about the future. In addition, while our European operations have shown strong progress during the transition to a new commercial model, that transition remains in the early stages.
Contract Value, which is defined as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement, was $410.1 million at June 30, 2010, an increase of 2.1%, compared to $401.6 million at June 30, 2009. The increase is due an increase in the purchase of memberships by middle market clients, the acquisitions of Tower Group, Inc. (“Tower Group”) in October 2009 and Iconoculture, Inc. (“Iconoculture”) in May 2010, and improved cross-sales of large corporate memberships. As anticipated, growth from these factors was offset by reductions in Contract Value as a result of discontinued programs.
Net income and Adjusted net income were $11.0 million in the three months ended June 30, 2010 compared to net income of $4.9 million and Adjusted net income of $14.4 million in the three months ended June 30, 2009. Net income and Adjusted net income were $22.6 million in the six months ended June 30, 2010 compared to net income of $18.0 million and Adjusted net income of $28.0 million in the six months ended June 30, 2009. Revenues and earnings in the first half of 2010 were slightly ahead of our expectations primarily due to improvements in program renewals.
Total costs and expenses were $89.9 million in the three months ended June 30, 2010, a decrease of $16.7 million from the three months ended June 30, 2009. Our EBITDA and Adjusted EBITDA margins were 22.1% in the second quarter of 2010 compared to an EBITDA margin of 12.7% and Adjusted EBITDA margin of 26.9% in the second quarter of 2009. Total costs and expenses were $169.8 million in the six months ended June 30, 2010, a decrease of $32.6 million from the six months ended June 30, 2009. Our EBITDA and Adjusted EBITDA margins were 23.2% for the six months ended June 30, 2010 compared to an EBITDA margin of 18.1% and Adjusted EBITDA margin of 25.4% for the six months ended June 30, 2009.
We also plan to make selective investments where we see clear opportunities to accelerate our return to growth, such as additional service and sales capacity, expansion of our government member base, further investment in the Asia Pacific region, and targeted new product launches. As a result, we expect our operating margins in 2010 will continue to be pressured by the combination of lower year-over-year revenues and expenses that we expect to trend higher in the second half of the year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$10,980	$4,946	$22,613	$18,018
Interest income, net	(363)	(475)	(799)	(1,073)
Depreciation and amortization	5,639	6,263	10,774	12,236
Provision for income taxes	7,923	3,297	16,108	12,015

EBITDA	$24,179	$14,031	$48,696	$41,196
Costs associated with exit activities	—	11,518	—	11,518
Restructuring costs	—	4,244	—	5,188

Adjusted EBITDA	$24,179	$29,793	$48,696	$57,902

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$10,980	$4,946	$22,613	$18,018
Adjustments, net of tax:
Costs associated with exit activities	—	6,911	—	6,911
Restructuring costs	—	2,546	—	3,113

Adjusted net income	$10,980	$14,403	$22,613	$28,042

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
GAAP diluted earnings per share	$0.32	$0.14	$0.66	$0.53
Adjustments, net of tax:
Costs associated with exit activities	—	0.20	—	0.20
Restructuring costs	—	0.07	—	0.09

Non-GAAP diluted earnings per share	$0.32	$0.41	$0.66	$0.82

Critical Accounting Policies
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2009 Annual Report on Form 10-K, we have discussed those material policies that we believe are critical and require the use of complex judgment in their application, and there have been no changes to our critical accounting policies since that time.
Recent Accounting Pronouncements
There were no recent accounting pronouncements that had a material effect on our condensed consolidated financial statements in the three and six months ended June 30, 2010. See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
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

•
Member relations and marketing, which represents the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives and share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our customer relationship management software (“CRM”).

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

Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009
Revenues
Revenues decreased 1.0% to $109.6 million in the three months ended June 30, 2010 from $110.7 million in the three months ended June 30, 2009. Revenues decreased 8.1% to $209.8 million in the six months ended June 30, 2010 from $228.1 million in the six months ended June 30, 2009. Lower deferred revenues at December 31, 2009 compared to December 31, 2008 and lower bookings throughout 2009 contributed to the decrease in revenues for these periods. These decreases were partially offset by revenues from the Tower Group and Iconoculture acquisitions. Renewal rates increased in the six months ended June 30, 2010, resulting in an increase in deferred revenues; however, there is a lag between changes in Contract Value and the time it takes for those changes to be fully reflected in our revenues.

Costs and expenses
Declines in share-based compensation, facilities expense, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the U.S. dollar to the British Pound all contributed to year-over-year changes in costs and expenses in 2010. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. While our total costs and expenses have declined significantly in 2010, as compared to 2009, foreign currency exchange rates and the additional expenses associated with acquired businesses have offset a portion of the expense reductions we made to our core business in 2009. We discuss these major components of costs and expenses on an aggregated basis below:
•
Share-based compensation decreased $0.6 million and $3.1 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease was primarily a result of a decrease in the total fair value of new share-based awards granted mainly as a result of declines in the trading price of our common stock and the reduced number of awards granted in 2009 and 2010 as compared to prior years.

•
Facilities expense decreased $2.1 million and $5.0 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease was primarily due to the impact of a sublease of a portion of our headquarters facility, which began in the third quarter of 2009.

•
In October 2009, we acquired 100% of the equity interest of Tower Group and in May 2010, we acquired 100% of the equity interest of Iconoculture. These two companies increased our total costs and expenses by $7.1 million and $10.4 million for the three and six months ended June 30, 2010, respectively.

•
Our expenses are also impacted by currency fluctuations, primarily in the value of the British Pound compared to the U.S. dollar. The value of the British Pound versus the U.S. dollar was approximately $0.06 lower on average in the three months ended June 30, 2010 compared to the same period in 2009. The value of the British Pound versus the U.S. dollar was approximately $0.03 higher on average in the six months ended June 30, 2010 compared to the same period in 2009. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services
Cost of services increased 3.5% to $39.3 million in the three months ended June 30, 2010 from $38.0 million in the three months ended June 30, 2009. The increase of $1.3 million was primarily due to variable compensation, which increased $3.0 million due to improved operating results. Additionally, third party consulting expenses increased $0.7 million and travel and related expenses increased $0.3 million. These increases were partially offset by a $1.4 million decrease in compensation and related costs. The decrease in compensation and related costs was primarily a result of the headcount reductions related to our restructuring plans and was offset by an increase in headcount relating to re-investments in our product research and delivery teams and the acquisitions of both Tower Group and Iconoculture. Additionally, deferred compensation expense decreased $0.9 million, allocated facilities costs decreased $0.7 million, and share-based compensation expense decreased $0.4 million.
Cost of services decreased 4.5% to $72.8 million in the six months ended June 30, 2010 from $76.2 million in the six months ended June 30, 2009. The decrease of $3.4 million was primarily due to a $3.9 million decrease in compensation and related costs, primarily a result of the headcount reductions related to our restructuring plans and was offset by an increase in headcount relating to re-investments in our product research and delivery teams and the acquisitions of both Tower Group and Iconoculture. Additionally, share based compensation expense decreased $2.0 million, allocated facilities costs decreased $1.7 million, costs associated with the production and delivery of meetings and other services decreased $1.7 million as a result of fewer members, and deferred compensation expense decreased $0.3 million. These decreases were partially offset by variable compensation, which increased $4.9 million due to improved operating results and a $0.7 million increase in third party consulting expenses.

Member relations and marketing
Member relations and marketing expense decreased 5.0% to $30.2 million in the three months ended June 30, 2010 from $31.7 million in the three months ended June 30, 2009. The decrease of $1.5 million was primarily due to a $0.8 million decrease in allocated facilities costs and a $0.8 million decrease in third party consulting expenses. Additionally, deferred compensation expense decreased $0.4 million and share-based compensation decreased $0.2 million. These decreases were partially offset by an increase in travel and related expenses of $0.5 million.
Member relations and marketing expense decreased 15.9% to $55.9 million in the six months ended June 30, 2010 from $66.5 million in the six months ended June 30, 2009. The decrease of $10.6 million was primarily due to a $3.7 million decrease in compensation and related costs, primarily a result of the headcount reductions related to our restructuring plans and was offset by an increase in headcount relating to re-investments in our sales teams and the acquisitions of both Tower Group and Iconoculture. Additionally, allocated facilities and overhead costs decreased $2.8 million, third party consulting expenses decreased $1.6 million, variable compensation decreased $1.5 million due to lower sales volume, and share-based compensation decreased $0.3 million.
General and administrative
General and administrative expense decreased 0.6% to $14.8 million in the three months ended June 30, 2010 from $14.9 million in the three months ended June 30, 2009. The decrease of $0.1 million was primarily due to a $0.4 million decrease in deferred compensation expense, a $0.4 million decrease in allocated facilities expense, and a $0.3 million decrease in travel and related expenses. These decreases were partially offset by an increase in variable compensation of $0.8 million due to improved operating results and $0.3 million of transaction expenses related to the Iconoculture acquisition.
General and administrative expense decreased 1.1% to $30.3 million in the six months ended June 30, 2010 from $30.6 million in the six months ended June 30, 2009. The decrease of $0.3 million was primarily due to a $0.8 million decrease in share-based compensation expense decrease, a $0.8 million decrease in allocated facilities expense, a $0.7 million decrease in compensation and related costs, and a $0.3 million decrease in travel and related expenses. The decrease in compensation and related costs was primarily a result of the headcount reductions related to our restructuring plans and was offset by an increase in headcount relating to the acquisitions of Tower Group and Iconoculture. These decreases were partially offset by an increase in variable compensation of $1.4 million due to improved operating results, $0.4 million in transaction expenses related to the Iconoculture acquisition, and employee search fees of $0.3 million.
Depreciation and amortization
Depreciation and amortization expense decreased 10.0% to $5.6 million in the three months ended June 30, 2010 from $6.3 million in the three months ended June 30, 2009. The decrease of $0.7 million was primarily due to lower depreciation expense as a result of fixed assets and leasehold improvements disposed of in the second quarter of 2009 as part of our costs associated with exit activities and was partially offset by a $0.4 million increase in amortization expense related to the intangible assets of Iconoculture.
Depreciation and amortization expense decreased 11.9% to $10.8 million in the six months ended June 30, 2010 from $12.2 million in the six months ended June 30, 2009. The decrease of $1.4 million was primarily due to lower depreciation expense as a result of fixed assets and leasehold improvements disposed of in the second quarter of 2009 as part of our costs associated with exit activities and was partially offset by a $0.4 million increase in amortization expense related to the intangible assets of Iconoculture.
Restructuring costs
In the three and six months ended June 30, 2009, we recognized $4.2 million and $5.2 million of restructuring costs, most of which was associated with severance and related termination benefits from the restructuring plans we announced in 2008 and 2009.
Other (expense) income, net
Other (expense) income, net in the three months ended June 30, 2010 was comprised of $0.4 million of interest income and $0.1 million of foreign currency gain offset by a $0.9 million decrease in the fair value of deferred compensation plan assets and $0.4 million of other expense. Other (expense) income, net in the three months ended June 30, 2009 was comprised of $0.5 of interest income, $2.2 million foreign currency gain, and a $1.4 million increase in the fair value of deferred compensation plan assets.

Other (expense) income, net in the six months ended June 30, 2010 was comprised of $0.8 million of interest income offset by a $0.3 million decrease in the fair value of deferred compensation plan assets, a $0.8 of foreign currency loss, and $0.9 million of other expense. Other (expense) income, net in the six months ended June 30, 2009 was comprised of $1.1 million of interest income, $0.8 million increase in the fair value of deferred compensation plan assets, $1.9 million foreign currency gain and $0.4 million of other income.
Provision for income taxes
The effective tax rate was 41.9% and 41.6% in the three and six months ended June 30, 2010, respectively, which reflects a full-year expected annualized tax rate of approximately 40%, excluding the effects of unrealized currency translation gains/losses. The effective tax rate was 40.0% in the three and months ended June 30, 2009, respectively. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes, unrealized currency translation gains/losses, and non-deductible expenses.
Liquidity and Capital Resources
Cash flows generated from operating activities are our primary source of liquidity. In 2009, we worked aggressively to align our cost structure with a lower revenue profile by implementing a range of expense management activities, including the elimination of lower-performing programs, workforce reductions, discretionary expense controls, and real estate subleases. In the first quarter of 2010, we increased our quarterly dividend to $0.11 from $0.10. Our Q1 2009 dividend was $0.44, and we decreased our quarterly dividend to $0.10 in the second quarter of 2009. We had cash and cash equivalents and marketable securities of $113.0 million and $73.4 million at June 30, 2010 and 2009, respectively.
We believe that existing cash and cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases during the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our brands and enhance technology. Also, we may make investments in, or acquisitions of, complementary businesses, which could require us to seek additional financing.
In May 2010, we completed the acquisition of Iconoculture. Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. We acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, plus a working capital adjustment of $4.0 million that was paid in July 2010. We also will be required to pay an additional $1.5 million on April 1, 2011, less any amounts that we are entitled to retain to reimburse us for any losses that are subject to indemnification by the sellers under the terms of the acquisition agreement. Additional consideration may be payable by April 1, 2011 if Iconoculture’s financial performance for the year ended December 31, 2010 meets certain specified targets. This fair value of this additional consideration was $2.6 million at the acquisition date. The fair value of the total consideration was $24.2 million and was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values We allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $10.8 million to goodwill.
Cash flows from operating activities
Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $56.1 million and $19.8 million in the six months ended June 30, 2010 and 2009, respectively.
The increase in cash flows from operations was primarily due to a $5.1 million increase in deferred revenues over December 31, 2009, including Iconoculture, compared to a decrease of $48.3 million in the same period of 2009. The increase in deferred revenues was the result of higher sales bookings in the first six months of 2010 versus the same period of 2009 and the acquisition of Iconoculture in May 2010. Additionally, our lower cost structure and expense management activities contributed to the increase in cash flows from operations in 2010.

We made income tax payments of $18.2 million and $21.0 million in the six months ended June 30, 2010 and 2009, respectively and expect to continue making tax payments in future periods. We made payments under restructuring plans of $3.0 million and $5.4 million in the six months ended June 30, 2010 and 2009, respectively.
Cash flows from investing activities
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows provided by investing activities were $10.1 million and $8.7 million in the six months ended June 30, 2010 and 2009, respectively. We generated $20.3 million and $12.8 million from maturities of marketable securities and used $1.2 million and $3.9 million for capital expenditures, primarily on technology infrastructure, in the six months ended June 30, 2010 and 2009, respectively. Additionally, we utilized $9.0 million for the Iconoculture acquisition in May 2010, which includes an initial payment of $16.2 million, net of cash acquired totaling $7.2 million. We estimate that capital expenditures to support our infrastructure will range from $6.0 to $8.0 million in 2010.
Cash flows from financing activities
Net cash flows used in financing activities were $8.5 million and $18.0 million in the six months ended June 30, 2010 and 2009, respectively. The $9.5 million decrease in cash flows used in financing activities is primarily the result of the decrease in our quarterly dividend in the first quarter of 2009. Our quarterly dividend was $0.10 in the second quarter of 2009, and $0.11 in the first and second quarters of 2010. Additionally, we repurchased approximately $1.2 million of our shares in the six months ended June 30, 2010 compared to $0.1 million in the six months ended June 30, 2009. These repurchases were the result of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards.
Commitments and contingencies
On May 3, 2010, we amended and restated the sublease agreement entered into in June 2009 with a third party to exercise the extension clause contained in the original sublease from October 2021 through January 2028, which terminates with our existing lease in January 2028. We also sublet additional space of approximately 96,000 square feet from November 2011 through January 2028 and approximately 32,000 square feet from October 2014 through January 2028. The amended and restated sublease also contains an expansion option, which may be exercised at the subtenant’s discretion, for an additional 32,000 square feet from October 2014 through January 2028. Total noncancelable sublease payments over the term will be approximately $283.8 million. The subtenant will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes. We expect that the sublease will reduce 2010 rent expense by approximately $9 million and reduce 2011 rent expense by approximately $12.5 million. The sublease represents an additional step in our efforts to re-align sales and service resources and to move closer to its membership base.
We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or supports its goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We have accrued a liability of $3.9 million at June 30, 2010 and December 31, 2009, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.
Contractual obligations
There have been no material changes to the contractual obligations tables as disclosed in our 2009 Annual Report on Form 10-K. We have operating lease obligations that relate primarily to our office leases that expire on various dates through 2028. The operating lease obligations generally include scheduled rent increases.

Off-Balance Sheet Arrangements
At June 30, 2010 and December 31, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements are based on management’s beliefs, current expectations and information currently available to management. These statements are contained throughout this Quarterly Report on Form 10-Q, including under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements frequently contain words such as “believes,” “expects,” “anticipates,” “intends,” “plans, “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning. One can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, financial results or financial condition. Forward-looking statements include information concerning our possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities.
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those set forth in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, uncertainty in the global economy, downward pressures on our 2010 margins, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, success in collections of our membership fees, our restructuring plans may not be successful, lower demand for our products and services, risks relating to international regulations and business risks, foreign currency exposures, our transition to an integrated account model may cause unanticipated negative results, financial and operational risks associated with our acquisitions, our potential inability to attract and retain a significant number of highly skilled employees, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), possible volatility of our stock price, and future financial performance of our members and their industries. One should carefully evaluate such forward-looking statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 1, 2010, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of the amendment to our Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), and have concluded that as of June 30, 2010, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. However, the Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A.	Risk Factors.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. There were no material changes during the quarter ended June 30, 2010 to this information reported to the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
April 1, 2010 to April 30, 2010 (1)	35,800	$27.49	35,800	$21,149,476
May 1, 2010 to May 31, 2010	—	$—	—	$21,149,476
June 1, 2010 to June 30, 2010	—	$—	—	$21,149,476

Total	35,800	$27.49	35,800

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) Exhibits:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: August 9, 2010	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010