Form 10-Q
period 2010-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2010-11-09
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-34849
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
The Company had 34,302,574 shares of common stock, par value $0.01 per share, outstanding at November 5, 2010.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,924	$31,760
Marketable securities	10,253	18,666
Membership fees receivable, net	88,754	125,716
Deferred income taxes, net	7,751	7,989
Deferred incentive compensation	11,376	9,721
Prepaid expenses and other current assets	10,594	9,584

Total current assets	200,652	203,436
Deferred income taxes, net	46,228	39,744
Marketable securities	11,017	25,784
Property and equipment, net	83,224	89,462
Goodwill	28,664	27,129
Intangible assets, net	13,522	12,246
Other non-current assets	29,395	25,394

Total assets	$412,702	$423,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$29,860	$48,764
Accrued incentive compensation	29,327	27,975
Deferred revenues	199,323	222,053

Total current liabilities	258,510	298,792
Deferred income taxes	1,027	867
Other liabilities	79,680	73,259

Total liabilities	339,217	372,918
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,514,015 and 43,313,597 shares issued, and 34,302,574 and 34,147,008 shares outstanding at September 30, 2010 and December 31, 2009, respectively	435	433
Additional paid-in capital	407,263	401,629
Retained earnings	293,036	274,718
Accumulated elements of other comprehensive income	1,660	1,181
Treasury stock, at cost, 9,211,441 and 9,166,589 shares at September 30, 2010 and December 31, 2009, respectively	(628,909)	(627,684)

Total stockholders’ equity	73,485	50,277

Total liabilities and stockholders’ equity	$412,702	$423,195

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$112,113	$106,819	$321,865	$334,954
Costs and expenses:
Cost of services	40,071	34,384	112,866	110,612
Member relations and marketing	32,222	29,389	88,157	95,928
General and administrative	14,334	13,687	44,614	44,314
Depreciation and amortization	4,517	5,113	15,291	17,349
Impairment loss	12,645	—	12,645	—
Costs associated with exit activities	—	—	—	11,518
Restructuring costs	—	2,327	—	7,515

Total costs and expenses	103,789	84,900	273,573	287,236

Income from operations	8,324	21,919	48,292	47,718
Other income, net	3,125	827	1,878	5,061

Income before provision for income taxes	11,449	22,746	50,170	52,779
Provision for income taxes	4,460	8,569	20,568	20,584

Net income	$6,989	$14,177	$29,602	$32,195

Earnings per share:
Basic	$0.20	$0.42	$0.87	$0.94
Diluted	$0.20	$0.41	$0.86	$0.94

Dividends per share	$0.11	$0.10	$0.33	$0.64

Weighted average shares outstanding:
Basic	34,292	34,133	34,211	34,099
Diluted	34,532	34,356	34,488	34,248
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$29,602	$32,195
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss	12,645	—
Costs associated with exit activities	—	11,518
Depreciation and amortization	15,291	17,349
Deferred income taxes	(6,039)	1,583
Share-based compensation	5,301	8,406
Amortization of marketable securities premiums, net	288	518
Changes in operating assets and liabilities:
Membership fees receivable, net	39,337	58,233
Deferred incentive compensation	(1,655)	3,956
Prepaid expenses and other current assets	(652)	(1,221)
Other non-current assets	(4,001)	(6,840)
Accounts payable and accrued liabilities	(21,287)	(27,235)
Accrued incentive compensation	1,352	(5,162)
Deferred revenues	(29,464)	(83,829)
Other liabilities	6,421	2,022

Net cash flows provided by operating activities	47,139	11,493

Cash flows from investing activities:
Purchases of property and equipment	(4,225)	(4,864)
Acquisition of business, net of cash acquired	(12,957)	(168)
Maturities of marketable securities	22,382	13,303

Net cash flows provided by investing activities	5,200	8,271

Cash flows from financing activities:
Proceeds from the issuance of common stock under the employee stock purchase plan	333	602
Purchases of treasury shares	(1,225)	(81)
Payment of dividends	(11,283)	(21,786)

Net cash flows used in financing activities	(12,175)	(21,265)

Net increase (decrease) in cash and cash equivalents	40,164	(1,501)
Cash and cash equivalents, beginning of period	31,760	16,214

Cash and cash equivalents, end of period	$71,924	$14,713

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of operations
The Corporate Executive Board Company (the “Company”) drives better decision making and superior outcomes among a global network of executives and business professionals. The Company provides its members with the authoritative and timely decision support they need to elevate company performance and excel in their careers. For an annual fee, members of each program have access to an integrated set of products and services, including best practices studies, executive education, customized analysis, proprietary databases and decision support tools. The Company also generates advertising and content related revenues through its wholly-owned subsidiary, Toolbox.com, Inc. (“Toolbox.com”).
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
In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2009 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ended December 31, 2010 or any other period within 2010.
Note 3. Recent accounting pronouncements
Recently adopted
In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional disclosures for significant transfers between Level 1 and 2 fair value measurements and clarifications to existing fair value disclosures related to the level of disaggregation, inputs, and valuation techniques. The adoption of this new accounting guidance in the first quarter of 2010 did not have a material impact on the consolidated financial statements.
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

Note 4. Acquisition
In May 2010, the Company completed the acquisition of Iconoculture, Inc., a Minnesota corporation (“Iconoculture”). Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. The Company acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. The Company also will be required to pay an additional $1.5 million on April 1, 2011, less any amounts that the Company is entitled to retain to reimburse it for any losses that are subject to indemnification by the sellers under the terms of the acquisition agreement. Additional consideration may be payable on April 1, 2011 if Iconoculture’s financial performance for the year ended December 31, 2010 meets certain specified targets. The fair value of this additional consideration was $2.6 million at the acquisition date. The fair value of the total consideration was $24.2 million and was preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $10.8 million to goodwill.
Note 5. Impairment of goodwill and intangible assets
In the three months ended September 30, 2010, the Company concluded there were impairment indicators relating to the 2007 acquisition of Toolbox.com based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue). The Company completed an impairment test at August 31, 2010 and concluded that goodwill and intangible asset amounts were impaired. The total pre-tax impairment loss recognized in the three months ended September 30, 2010 was $12.6 million ($9.5 million related to goodwill and $3.1 million related to intangible assets). This non-cash charge did not impact the Company’s liquidity position or cash flows.
The Company utilized the income approach (discounted cash flow method) and the market approach (guideline company method) in the determination of the fair value. Significant assumptions used included: expected revenue growth rates, reporting unit profit margins, and working capital levels; a discount rate of 19%; and a terminal value based upon long-term growth assumptions. The expected future revenue growth rates and profit margins were determined after taking into consideration historical revenue growth rates and profit margins, the Company’s assessment of future market potential, and the Company’s expectations of future business performance.
Note 6. Fair value measurements
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

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents — demand deposits	$71,924	$—	$—	$31,760	$—	$—
Debt securities issued by the District of Columbia	21,270	—	—	44,450	—	—
Variable insurance products held in a Rabbi Trust	—	14,077	—	—	13,612	—
Forward currency exchange contracts	—	472	—	—	—	—

Financial liabilities
Forward currency exchange contracts	$—	$72	$—	$—	$173	$—
Contingent consideration — Iconoculture	—	—	2,863	—	—	—
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

Contingent
Consideration
Balance at March 31, 2010	$—
Addition of Iconoculture contingent consideration	2,634
Fair value change	92

Balance at June 30, 2010	$2,726
Fair value change	137

Balance at September 30, 2010	$2,863

Certain assets, such as goodwill, intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments or material fair value measurements were required for non-financial assets or liabilities in the three and nine months ended September 30, 2010 and 2009 except for the Iconoculture acquisition described in Note 4 and the Toolbox.com impairment described in Note 5.
Note 7. Other liabilities
Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Deferred compensation	$8,014	$9,890
Lease incentives	32,112	33,588
Deferred rent benefit	22,252	19,459
Other	17,302	10,322

Total other liabilities	$79,680	$73,259

Note 8. Stockholders’ equity and share-based compensation
Share-based compensation
The Company granted 396,310 and 662,059 restricted stock units at a weighted-average fair value of $25.63 and $10.76 in the nine months ended September 30, 2010 and 2009, respectively. The Company granted 60,000 stock appreciation rights at a weighted-average fair value of $11.05 in the three and nine months ended September 30, 2010. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years.

The Company recognized total share-based compensation costs of $2.1 million in each of the three months ended September 30, 2010 and 2009 and $5.3 million and $8.4 million in the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, $16.9 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.
Dividends
In August 2010, the Company’s Board of Directors declared a cash dividend of $0.11 per share for the third quarter of 2010 for stockholders of record on September 15, 2010. The dividend, totaling $3.8 million, was paid on September 30, 2010.
On November 4, 2010, the Board of Directors declared a fourth quarter cash dividend of $0.11 per share. The dividend is payable on December 30, 2010 to stockholders of record at the close of business on December 15, 2010. The Company funds its dividend payments with cash on hand and cash generated from operations.
Note 9. Derivative instruments and hedging activities
The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the Company’s products and services are denominated primarily in U.S. dollars, including products and services sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the U.S. dollar in countries where the Company has foreign operations would result in higher effective operating costs and, potentially, reduced earnings. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its United Kingdom subsidiary. A forward contract obligates the Company to exchange a predetermined amount of U.S. dollars to make equivalent Pound Sterling (“GBP”) payments equal to the value of such exchanges.
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The Company has no credit-risk-related contingent features in any of its agreements with its derivative counterparty. The notional amount of outstanding forward contracts was $18.0 million at September 30, 2010.
The fair values of all derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	September 30, 2010	December 31, 2009

Asset Derivatives
Prepaid expenses and other current assets	$472	$—

Liability Derivatives
Accounts payable and accrued liabilities	$72	$173

The pre-tax effect of the derivative instruments is as follows (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective portion)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Forward currency contracts	$557	$(74)	$195	$285

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
Location of Gain (Loss) Reclassified from	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Accumulated OCI into Income (Effective portion)	2010	2009	2010	2009
Cost of services	$95	$63	$(51)	$(969)
Member relations and marketing	186	136	(101)	(780)
General and administrative	45	27	(25)	(401)

Total	$326	$226	$(177)	$(2,150)

The ineffective portion of the cash flow hedges was not material.
Note 10. Restructuring costs
Accrued restructuring costs, which are included in Accounts payable and accrued liabilities, consist of severance and related termination benefits. Changes to the restructuring liability are as follows (in thousands):

			Tower Group
	2008 Plan	2009 Plan	Plan
Balance at December 31, 2009	$532	$2,472	$1,109
Cash payments	(395)	(832)	(1,010)

Balance at March 31, 2010	137	1,640	99
Cash payments	(137)	(552)	(62)

Balance at June 30, 2010	$—	$1,088	$37
Cash payments	—	(305)	(37)

Balance at September 30, 2010	$—	$783	$—

The Company does not expect to incur any significant additional costs under these plans.
Note 11. Income taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The effective tax rate was 39.0% and 41.0% in the three and nine months ended September 30, 2010, respectively, which reflects a full-year expected annualized tax rate of approximately 41%, excluding the effects of unrealized currency translation gains/losses. The effective tax rate was 37.7% and 39.0% in the three and nine months ended September 30, 2009, respectively.
The Company made income tax payments of $9.1 million and $1.8 million in the three months ended September 30, 2010 and 2009 and $27.3 million and $22.8 million in the nine months ended September 30, 2010 and 2009, respectively.
Note 12. Earnings per share
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	34,292	34,133	34,211	34,099
Effect of dilutive common shares outstanding	240	223	277	149

Diluted weighted average common shares outstanding	34,532	34,356	34,488	34,248

Approximately 2.4 million and 3.0 million shares for the three months ended September 30, 2010 and 2009, respectively, and approximately 2.5 million and 3.4 million shares for the nine months ended September 30, 2010 and 2009, respectively, have been excluded from the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.
Note 13. Comprehensive income
Total comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$6,989	$14,177	$29,602	$32,195
Change in unrealized gains of marketable securities, net of tax	(71)	26	(317)	(15)
Unrealized gains (losses) on forward contracts, net of tax	122	(211)	216	1,320
Change in cumulative translation adjustment	(136)	105	580	(228)

Total comprehensive income	$6,904	$14,097	$30,081	$33,272

Accumulated elements of other comprehensive income at September 30, 2010 consists of a $0.8 million unrealized gain, net of tax, on marketable securities and a $0.9 million cumulative foreign currency translation gain. Accumulated elements of other comprehensive income at December 31, 2009 consists of a $0.9 million unrealized gain, net of tax, on marketable securities; a $0.1 million unrealized loss, net of tax, on forward currency exchange contracts; and a $0.4 million cumulative foreign currency translation gain.
Note 14. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.
In May 2010, the Company amended and restated the sublease agreement entered into in June 2009 with a third party to exercise the extension clause contained in the original sublease from October 2021 through January 2028, which terminates with the Company’s existing lease in January 2028. The Company also sublet additional space from November 2011 through January 2028 and from October 2014 through January 2028. The amended and restated sublease also contains an expansion option for additional square footage, which may be exercised at the subtenant’s discretion, from October 2014 through January 2028. Total noncancelable sublease payments over the term will be $283.8 million. The subtenant will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes.
Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at September 30, 2010:

	Total	2010*	YE 2011	YE 2012	YE 2013	YE 2014	Thereafter
Operating lease obligations	$606,438	$8,665	$35,157	$34,810	$34,665	$34,359	$458,782
Sublease receipts	(281,903)	(2,343)	(9,932)	(13,883)	(14,238)	(13,383)	(228,124)

Total net lease obligations	$324,535	$6,322	$25,225	$20,927	$20,427	$20,976	$230,658

*	For the three months ended December 31, 2010.
Contingencies
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.5 million and $3.9 million at September 30, 2010 and December 31, 2009, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.
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
We have seen and expect to continue to see encouraging returns from focus on our priorities and from sound execution by our teams; however, the direction of the global recovery remains uncertain. While we are finding that companies are increasingly focusing on forward-looking priorities, areas where we can and do add significant value, we are seeing companies continue to control expenditures amid ongoing uncertainty. By linking great research and data to urgent member work and decisions, our teams have continued to drive positive solid progress on sales and renewal outcomes. Mixed economic news, the pace of the global recovery, and lingering uncertainty about future economic growth could impact our results.
Contract Value, which is defined as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement, was $421.6 million at September 30, 2010, an increase of 8.9%, compared to $387.2 million at September 30, 2009. The increase was due to an increase in the purchase of memberships by middle market clients, the acquisitions of Tower Group, Inc. (“Tower Group”) in October 2009 and Iconoculture, Inc. (“Iconoculture”) in May 2010, and improved cross-sales of large corporate memberships. As anticipated, growth from these factors was offset by reductions in Contract Value as a result of discontinued programs.
During the third quarter, we recorded a pre-tax, non-cash impairment loss of $12.6 million related to Toolbox.com. The recovery in the online advertising market has been slower to develop than previously anticipated which has negatively impacted Toolbox revenues and year-to-date operating results. The related charge reflects the write-down of most of the remaining goodwill plus impairment of other intangible assets associated with Toolbox.
Net income and Adjusted net income were $7.0 million and $14.8 million, respectively, in the three months ended September 30, 2010 compared to net income of $14.2 million and Adjusted net income of $15.6 million in the three months ended September 30, 2009. Net income and Adjusted net income were $29.6 million and $37.4 million, respectively, in the nine months ended September 30, 2010 compared to net income of $32.2 million and Adjusted net income of $43.7 million in the nine months ended September 30, 2009. Revenues and earnings in the first nine months of 2010 were slightly ahead of our expectations primarily due to improvements in program renewals and slower than expected increases in operating expenses.
Total costs and expenses were $103.8 million in the three months ended September 30, 2010, an increase of $18.9 million from the three months ended September 30, 2009. Our EBITDA and Adjusted EBITDA margins were 14.0% and 25.2%, respectively, in the third quarter of 2010 compared to an EBITDA margin of 25.8% and Adjusted EBITDA margin of 28.0% in the third quarter of 2009.

Total costs and expenses were $273.6 million in the nine months ended September 30, 2010, a decrease of $13.7 million from the nine months ended September 30, 2009. Our EBITDA and Adjusted EBITDA margins were 20.0% and 23.9%, respectively, for the nine months ended September 30, 2010 compared to an EBITDA margin of 20.5% and Adjusted EBITDA margin of 26.2% for the nine months ended September 30, 2009.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$6,989	$14,177	$29,602	$32,195
Interest income, net	(317)	(325)	(1,116)	(1,398)
Depreciation and amortization	4,517	5,113	15,291	17,349
Provision for income taxes	4,460	8,569	20,568	20,584

EBITDA	$15,649	$27,534	$64,345	$68,730
Impairment loss	12,645	—	12,645	—
Costs associated with exit activities	—	—	—	11,518
Restructuring costs	—	2,327	—	7,515

Adjusted EBITDA	$28,294	$29,861	$76,990	$87,763

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$6,989	$14,177	$29,602	$32,195
Adjustments, net of tax:
Impairment loss	7,789	—	7,789	—
Costs associated with exit activities	—	—	—	6,911
Restructuring costs	—	1,471	—	4,584

Adjusted net income	$14,778	$15,648	$37,391	$43,690

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
GAAP diluted earnings per share	$0.20	$0.41	$0.86	$0.94
Adjustments, net of tax:
Impairment loss	0.23	—	0.23	—
Costs associated with exit activities	—	—	—	0.20
Restructuring costs	—	0.04	—	0.14

Non-GAAP diluted earnings per share	$0.43	$0.45	$1.09	$1.28

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
Recent Accounting Pronouncements
There were no recent accounting pronouncements that had a material effect on our condensed consolidated financial statements in the three and nine months ended September 30, 2010. See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
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

Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009
Revenues
Revenues increased 5.0% to $112.1 million in the three months ended September 30, 2010 from $106.8 million in the three months ended September 30, 2009. Revenues decreased 3.9% to $321.9 million in the nine months ended September 30, 2010 from $335.0 million in the nine months ended September 30, 2009. The increase of $5.3 million in the three months ended September 30, 2010 compared to the same period in the prior year is due to an increase in new and renewal annual memberships in the second and third quarters of 2010 and the addition of revenues from the Tower Group and Iconoculture acquisitions. The decrease of $13.1 million for the nine months ended September 30, 2010 compared to the same period in the prior year was due to decreasing new and renewal annual memberships throughout 2009 and the first quarter of 2010. The decrease was partially offset by revenues from the Tower Group and Iconoculture acquisitions.
Costs and expenses
Declines in share-based compensation, facilities expense, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the U.S. dollar to the British Pound all contributed to year-over-year changes in costs and expenses in 2010. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. While our total costs and expenses have declined in 2010, as compared to 2009, foreign currency exchange rates and the additional expenses associated with acquired businesses have offset a portion of the expense reductions we made to our business in 2009. We discuss these major components of costs and expenses on an aggregated basis below:
•
Share-based compensation was unchanged and decreased $3.1 million in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease for the nine months ended September 30, 2010 was primarily a result of a decrease in the total fair value of new share-based awards granted mainly as a result of declines in the trading price of our common stock and the reduced number of awards granted in 2009 and 2010 as compared to prior years.

•
Facilities expense decreased $0.4 million and $5.1 million in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in both periods was primarily due to the impact of a sublease of a portion of our headquarters facility, which began in the third quarter of 2009.

•
In October 2009, we acquired 100% of the equity interest of Tower Group and in May 2010, we acquired 100% of the equity interest of Iconoculture. These two companies increased our total costs and expenses by $6.2 million and $16.3 million for the three and nine months ended September 30, 2010, respectively.

•
Our expenses are also impacted by currency fluctuations, primarily in the value of the British Pound compared to the U.S. dollar. The value of the British Pound versus the U.S. dollar was approximately $0.10 lower on average in the three months ended September 30, 2010 compared to the same period in 2009. The value of the British Pound versus the U.S. dollar was approximately $0.01 lower on average in the nine months ended September 30, 2010 compared to the same period in 2009. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services
Cost of services increased 16.6% to $40.1 million in the three months ended September 30, 2010 from $34.4 million in the three months ended September 30, 2009. The increase of $5.7 million was primarily due to a $2.4 million increase in third party consulting fees. Additionally, compensation and related costs increased $1.2 million, variable compensation increased $0.5 million due to improved operating results, travel and related expenses increased by $0.6 million, and health benefits increased $0.4 million. The increase in compensation and related costs was primarily a result of the headcount increases relating to re-investments in our product research and delivery teams and the acquisitions of both Tower Group and Iconoculture. These increases were partially offset by a decrease in share-based compensation expense of $0.3 million.

Cost of services increased 2.1% to $112.9 million in the nine months ended September 30, 2010 from $110.6 million in the nine months ended September 30, 2009. The increase of $2.3 million was primarily due to a $5.4 million increase in variable compensation due to improved operating results. Additionally, third party consulting fees increased $3.2 million, health benefits increased $0.9 million and travel and related expenses increased $0.5 million. These increases were partially offset by decreases in compensation and related costs of $3.5 million, share-based compensation of $2.3 million, allocated facilities costs of $1.8 million and $1.2 million of costs associated with the production and delivery of meetings and other services. The decrease in compensation and related costs is primarily a result of reductions in headcount related to our restructuring plans partially offset by increased headcount relating to the re-investments in our product research and delivery teams and the acquisitions of both Tower Group and Iconoculture.
Member relations and marketing
Member relations and marketing expense increased 9.5% to $32.2 million in the three months ended September 30, 2010 from $29.4 million in the three months ended September 30, 2009. The increase of $2.8 million was primarily due to a $1.5 million increase compensation and related costs. This increase is primarily a result of re-investment in our sales teams and the Tower Group and Iconoculture acquisitions, offset by reductions in headcount related to our restructuring plans in the prior year. Additionally, sales incentives increased $0.8 million and share-based compensation, travel and related expenses and health benefits each increased $0.3 million. These increases were partially offset by a $0.3 million decrease in third party consulting fees.
Member relations and marketing expense decreased 8.0% to $88.2 million in the nine months ended September 30, 2010 from $95.9 million in the nine months ended September 30, 2009. The decrease of $7.7 million was primarily due to a $2.5 million decrease in compensation and related costs and a $2.5 million decrease in allocated facilities costs. The decrease in compensation and related costs was primarily a result of the headcount reductions related to our restructuring plans and was offset by an increase in headcount relating to re-investments in our sales teams and the acquisitions of both Tower Group and Iconoculture. Additionally, third party consulting fees decreased $1.9 million and sales incentives decreased $0.7 million.
General and administrative
General and administrative expense increased 4.4% to $14.3 million in the three months ended September 30, 2010 from $13.7 million in the three months ended September 30, 2009. The increase of $0.6 million was primarily due to an increase of $0.6 million in third party consulting fees and an increase of $0.4 million in compensation and related costs. These increases were partially offset by decreases of $0.5 million in legal fees related to our acquisition of Tower Group in 2009 and $0.2 million of share-based compensation.
General and administrative expense increased 0.7% to $44.6 million in the nine months ended September 30, 2010 from $44.3 million in the nine months ended September 30, 2009. The increase of $0.3 million was primarily due to a $1.5 million increase in variable compensation relating to improved operating results. Additionally, third party consulting fees and employee search fees each increased by $0.6 million. These increases were partially offset by decreases in share-based compensation expense of $1.1 million and allocated facilities costs of $0.9 million.
Impairment loss
In the three months ended September 30, 2010, we concluded there were impairment indicators relating to our 2007 acquisition of Toolbox.com based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue). We completed an impairment test at August 31, 2010 and concluded that goodwill and intangible asset amounts were impaired. The total pre-tax impairment loss recognized in the three months ended September 30, 2010 was $12.6 million ($9.5 million related to goodwill and $3.1 million related to intangible assets). This non-cash charge did not impact our liquidity position or cash flows.

We utilized the income approach (discounted cash flow method) and the market approach (guideline company method) in the determination of the fair value. Significant assumptions used included: expected revenue growth rates, reporting unit profit margins, and working capital levels; a discount rate of 19%; and a terminal value based upon long-term growth assumptions. The expected future revenue growth rates and profit margins were determined after taking into consideration historical revenue growth rates and profit margins, our assessment of future market potential, and our expectations of future business performance.
Depreciation and amortization
Depreciation and amortization expense decreased 11.8% to $4.5 million in the three months ended September 30, 2010 from $5.1 million in the three months ended September 30, 2009. The decrease of $0.6 million was primarily due to lower depreciation expense as a result of fixed assets acquired as part of the buildout of our corporate headquarters in 2007 becoming fully depreciated in the second quarter of 2010. The decrease was partially offset by a $0.2 million increase in amortization related to the intangible assets of Iconoculture.
Depreciation and amortization expense decreased 11.6% to $15.3 million in the nine months ended September 30, 2010 from $17.3 million in the nine months ended September 30, 2009. The decrease of $2.0 million was primarily due to lower depreciation expense as a result of fixed assets and leasehold improvements disposed of in the second quarter of 2009 as part of our costs associated with exit activities and to lower depreciation expense as a result of fixed assets acquired as part of the buildout of our corporate headquarters in 2007 becoming fully depreciated in the second quarter of 2010. The decrease in depreciation was partially offset by a $0.6 million increase in amortization primarily related to the intangible assets of Iconoculture.
Restructuring costs
In the three and nine months ended September 30, 2009, we recognized $2.3 million and $7.5 million of restructuring costs, most of which was associated with severance and related termination benefits from the restructuring plans we announced in 2008 and 2009.
Other income, net
Other income, net in the three months ended September 30, 2010 was comprised of a $1.1 million increase in the fair value of deferred compensation plan assets, $0.9 million in other income, $0.8 million of foreign currency gain, and $0.3 million of interest income. Other income, net in the three months ended September 30, 2009 was comprised of a $1.4 million increase in the fair value of deferred compensation plan assets and $0.3 million of interest income offset by $0.9 million of foreign currency losses.
Other income, net in the nine months ended September 30, 2010 was comprised of $1.1 million of interest income and a $0.8 million increase in the fair value of deferred compensation plan assets. Other income, net in the nine months ended September 30, 2009 was comprised of a $2.2 million increase in the fair value of deferred compensation plan assets, $1.4 million of interest income, $1.1 million of foreign currency gain and $0.4 million of other income.
Provision for income taxes
The effective tax rate was 39.0% and 41.0% in the three and nine months ended September 30, 2010, respectively, which reflects a full-year expected annualized tax rate of approximately 41%, excluding the effects of unrealized currency translation gains/losses. The effective tax rate was 37.7% and 39.0% in the three and nine months ended September 30, 2009, respectively. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes, unrealized currency translation gains/losses, and non-deductible expenses. The tax expense or benefit for unusual items, or adjustments to the valuation allowance, are treated as discrete items in the interim period in which the events occur.
Liquidity and Capital Resources
Cash flows generated from operating activities are our primary source of liquidity. In 2009, we worked aggressively to align our cost structure with a lower revenue profile by implementing a range of expense management activities, including the elimination of lower-performing programs, workforce reductions, discretionary expense controls, and real estate subleases. Our first quarter 2009 dividend was $0.44, and we decreased our quarterly dividend to $0.10 in the second quarter of 2009. In the first quarter of 2010, we increased our quarterly dividend to $0.11 from $0.10. We had cash and cash equivalents and marketable securities of $93.2 million and $76.2 million at September 30, 2010 and December 31, 2009, respectively.

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
In May 2010, we completed the acquisition of Iconoculture. Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. We acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. We also will be required to pay an additional $1.5 million on April 1, 2011, less any amounts that we are entitled to retain to reimburse us for any losses that are subject to indemnification by the sellers under the terms of the acquisition agreement. Additional consideration may be payable on April 1, 2011 if Iconoculture’s financial performance for the year ended December 31, 2010 meets certain specified targets. The fair value of this additional consideration was $2.6 million at the acquisition date. The fair value of the total consideration was $24.2 million and was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. We allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $10.8 million to goodwill.
Cash flows from operating activities
Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $47.1 million and $11.5 million in the nine months ended September 30, 2010 and 2009, respectively.
The increase in cash flows from operations was primarily due to a smaller decrease in deferred revenues in the nine months ended September 30, 2010, $29.5 million, versus the same period in 2009, $83.8 million. The smaller decrease in deferred revenues was the result of higher sales bookings in the first nine months of 2010 versus the same period of 2009 and the acquisition of Iconoculture in May 2010. The increase due to deferred revenues was partially offset by a decrease in the collection of membership fees receivable, net. This decrease was due to an increase in the membership fees receivable balance at September 30, 2010 compared to 2009. The increase was due to higher sales bookings in the three months ended September 30, 2010 versus 2009 as noted in our quarter over quarter increase in Contract Value. Additionally, our lower cost structure and expense management activities contributed to the increase in cash flows from operations in 2010.
We made income tax payments of $27.3 million and $22.8 million in the nine months ended September 30, 2010 and 2009, respectively and expect to continue making tax payments in future periods. We made payments under restructuring plans of $3.3 million and $9.7 million in the nine months ended September 30, 2010 and 2009, respectively.
Cash flows from investing activities
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows provided by investing activities were $5.2 million and $8.3 million in the nine months ended September 30, 2010 and 2009, respectively. We generated $22.4 million and $13.3 million from maturities of marketable securities and used $4.2 million and $4.9 million for capital expenditures, primarily on technology infrastructure, in the nine months ended September 30, 2010 and 2009, respectively. Additionally, we utilized $13.0 million for the Iconoculture acquisition in the nine months ended September 30, 2010, which includes an initial payment of $16.2 million and a working capital payment of $4.0 million, net of cash acquired totaling $7.2 million. We estimate that capital expenditures to support our infrastructure will range from $6.0 to $8.0 million in 2010.

Cash flows from financing activities
Net cash flows used in financing activities were $12.2 million and $21.3 million in the nine months ended September 30, 2010 and 2009, respectively. The $10.1 million decrease in cash flows used in financing activities is primarily the result of the decrease in our quarterly dividend in the second quarter of 2009. Our quarterly dividend was $0.44 in the first quarter and $0.10 in the second and third quarters of 2009, and $0.11 in the first, second and third quarters of 2010. Additionally, we repurchased $1.2 million of our shares in the nine months ended September 30, 2010 compared to $0.1 million in the nine months ended September 30, 2009. These repurchases were the result of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards.
Commitments and contingencies
On May 3, 2010, we amended and restated the sublease agreement entered into in June 2009 with a third party to exercise the extension clause contained in the original sublease from October 2021 through January 2028, which terminates with our existing lease in January 2028. We also sublet additional space of approximately 96,000 square feet from November 2011 through January 2028 and approximately 32,000 square feet from October 2014 through January 2028. The amended and restated sublease also contains an expansion option, which may be exercised at the subtenant’s discretion, for an additional 32,000 square feet from October 2014 through January 2028. Total noncancelable sublease payments over the term will be $283.8 million. The subtenant will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes. We expect that the sublease will reduce 2010 rent expense by approximately $9.0 million and reduce 2011 rent expense by approximately $12.5 million. The sublease represents an additional step in our efforts to re-align sales and service resources and to move closer to its membership base.
We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We have accrued a liability of $3.5 million at September 30, 2010 and $3.9 million at December 31, 2009 relating to certain sales and use tax regulations for states in which we sell or support our goods and services.
Contractual obligations
There have been no material changes to the contractual obligations tables as disclosed in our 2009 Annual Report on Form 10-K. We have operating lease obligations that relate primarily to our office leases that expire on various dates through 2028. The operating lease obligations generally include scheduled rent increases.
Off-Balance Sheet Arrangements
At September 30, 2010 and December 31, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those set forth in the forward-looking statements. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, uncertainty in the global economy, downward pressures on our 2010 margins, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, success in collections of our membership fees, lower demand for our products and services, risks relating to international regulations and business risks, foreign currency exposures, our transition to an integrated account model may cause unanticipated negative results, financial and operational risks associated with our acquisitions, our potential inability to attract and retain a significant number of highly skilled employees, our potential inability to protect our intellectual property rights, our potential exposure to litigation related to the content of our products, our potential exposure to loss of revenue resulting from our service guarantee, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates or assumptions relating to share-based compensation expense under FAS 123(R), possible volatility of our stock price, and future financial performance of our members and their industries. One should carefully evaluate such forward-looking statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on March 1, 2010, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and our Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. However, the Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.
Item 1A. Risk Factors.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. There were no material changes during the quarter ended September 30, 2010 to this information included in the Company’s 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
July 1, 2010 to July 31, 2010 (1)	2,245	$25.66	2,245	$21,091,871
August 1, 2010 to August 31, 2010	—	$—	—	$21,091,871
September 1, 2010 to September 30, 2010	—	$—	—	$21,091,871

Total	2,245	$25.66	2,245

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: November 9, 2010	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010