Form 10-K
period 2010-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2011-02-28
CIK 1066104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-34849
THE CORPORATE EXECUTIVE BOARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	52-2056410 (I.R.S. Employer
incorporation or organization)	Identification Number)

1919 North Lynn Street
Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)
(571) 303-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based upon the closing price of the registrant’s common stock as of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $900,233,048*.
There were 34,350,011 shares of the registrant’s common stock outstanding at February 25, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the registrant’s Proxy Statement relating to its 2011 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

*
Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

THE CORPORATE EXECUTIVE BOARD COMPANY

Forward-looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of The Corporate Executive Board Company and its consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.
Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, our potential failure to adapt to member needs and demands, our potential inability to attract and retain a significant number of highly skilled employees, risks associated with the results of restructuring plans, fluctuations in operating results, our potential inability to protect our intellectual property, our potential exposure to loss of revenues resulting from our unconditional service guarantee, exposure to litigation related to our content, various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets, changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, our potential inability to make, integrate and maintain acquisitions and investments, and the amount and timing of the benefits expected from acquisitions and investments, our potential inability to implement, maintain, upgrade and effectively operate our technology and information infrastructure, our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations, our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and possible volatility of our stock price. These and other factors are discussed more fully in “Risk Factors” in Item 1A of this report. We assume no obligation and do not intend to update these forward-looking statements.

Item 1.	Business.
Our Company
The Corporate Executive Board Company enables superior business outcomes by delivering authoritative data, tools, best practices research, and peer insights to the leaders of the world’s great enterprises. We primarily deliver these products and services to a global client base through annual, fixed-fee membership subscriptions. At December 31, 2010, our member network included executives and professionals from more than 50 countries and 5,200 institutions, including approximately 94% of the Fortune 100 and 85% of the Fortune 500.
Our member network is integral to our business. Close relationships with our members enable us to deliver superior business insights, solutions, and analytics that support executives and professionals during their careers. Over time, our data sets expand, thereby strengthening the power of our products and services and the member network.
Our Products and Services
We provide executives and professionals with critical insights, data, and tools to enable their most important decisions and provide solutions to their biggest challenges. To fully support these business leaders, our products and services focus on five corporate functions. These corporate functions, which we consider our end markets, are:
•	Finance and Strategy

•	Human Resources
•	Information Technology
•	Legal and Compliance; and
•	Sales, Marketing, and Communications
We serve executives and professionals in these corporate functions across a wide range of industries. In addition to these corporate functions, we serve operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making. Our products and services are designed to enable business leaders to focus effort, move quickly, equip teams, and act with confidence by addressing six enduring executive challenges:
•	Assessing Key Performance Trends and Risks
•	Benchmarking Performance and Plans
•	Establishing Innovative Operating Approaches
•	Organizing and Managing Critical Talent
•	Driving Alignment and Support for Change
•	Navigating Leadership Transitions
Our authoritative insights cover critical topics such as cost savings, risk management, employee engagement, communications, and corporate governance. We continue to expand our portfolio of products and services with new offerings for existing clients and extend our presence into new market opportunities such as government agencies, companies in the Asia-Pacific region, and developing markets.
Below is a summary of the products and services we provide to members:
•
Proven Best Practices; Research and Insights. We analyze and document corporate best practices for significant and pressing issues that members confront. Through our proprietary research, we identify key economic leverage points and isolate high return-on-investment solutions for members to implement. We deliver this research through various channels, including Web-based resources, interactive workshops, live meetings, and published studies.

•
Executive Networking. We provide networking opportunities for peer executives and professionals within our membership. Services include online peer discussion groups, as well as on-request advice, feedback, and perspective from peer interaction with other leading executives at both in-person and virtual events.

•
Peer Benchmarks. We create and maintain benchmarking assets with information from peer executives across industries covering information such as organizational structures, costs and productivity, as well as member experience and service quality. In 2010, we maintained or created more than 600 benchmarking data sets that helped executives and professionals norm their plans and performance.

•
Decision and Diagnostic Tools. We provide members with tools and analysis that enable decision-making and improve performance. For example, our “World Class Performance” diagnostic tool allows a member executive to understand how other executives assess the performance of their own departments. In 2010, we maintained or created more than 100 analytical tools.

•
Advisory Support. We deliver a proprietary on-site executive education curriculum to executives and their teams supported with e-learning resources. In 2010, to provide a deeper and more robust layer of support to executives and professionals, we continued to invest in additional executive advisor capacity to advise members on pressing business concerns and connect our insights to member challenges.

•
Live and Online Learning Events. We connect members to networks of peer executives and professionals across industries and geographies. These networks operate through in-person meetings and Web and email-based platforms. In 2010, these networks supported approximately 700 virtual events for more than 62,000 participants and 700 live meetings for more than 12,000 attendees worldwide. In certain corporate functions, such as HR, Finance, IT, and Legal, the curriculum is accredited to meet professional continuing education requirements.

Our Business Strategy
Our strategy is to help senior executives drive corporate performance by equipping them with the actionable insights, analytic tools, and advisory support they need to quickly and confidently focus efforts that achieve performance excellence in their roles. In 2010, as the global economy began to recover, we concentrated on continuing to drive member retention and cross sales by improving the member experience. In 2011, we plan to continue these efforts while making key investments in our operations to position the business for solid, sustainable growth. We intend to implement this strategy through the following efforts:
1.
Create Uniquely Valuable Insights into Corporate Performance. Research, insights, and best practices are the core of our business. We seek authoritative and relevant ideas that help executives drive corporate performance at their functional level and within their roles. All of our products and services have strong intellectual property at their foundation. In 2010, our research teams produced outstanding content across all of our practice areas, including insights into managing employee engagement capital and long-term productivity, driving sales force performance, reshaping the corporate IT function, managing investment for growth coming out of the severe global recession, as well as strategies for measuring and managing corporate integrity in an increasingly global business environment. In 2011, our research teams will continue to create authoritative and uniquely valuable insight into members’ decisions and work. We will also focus on continuing to build unique data assets and globalizing our research assets with additional investment in coverage of emerging markets.

2.
Drive Loyalty, Growth, and Brand Strength through High Value Member Engagement. Our experience tells us that the quality and number of member interactions correlates strongly with renewals and cross sales. We leverage both our service and technology infrastructure to create this high-value engagement and build a strong corporate brand through these quality interactions. In 2010, we completed the global rollout of a new integrated account management model to provide more streamlined service experiences and took advantage of opportunities to raise our profile with key users by putting more energy into public thought leadership and limited advertising placements. In 2011, we intend to selectively add capacity to our sales teams and focus on driving increasing levels of productivity from our commercial teams through additional staff training and support.

3.
Invest Globally in Key Markets. Extending our existing insights and products to more companies around the world is a core component of our growth strategy. Achieving greater penetration levels in our growth markets also strengthens a competitive strength as our data, insights, and tools become ever more global in scope. In 2010, we continued our investment in the middle market platform, expanded our offerings for government agencies, and continued the expansion of our Asia-Pacific operations, opening an office in Singapore and adding more staff to our Australia office, to better serve members in the region. In 2011, we plan to continue our strategy of ensuring our offerings are highly relevant for these new markets by making additional market-level investments in middle market, government, and Asia-Pacific, as well as our operations in Continental Europe.

4.
Leverage Technology and Service to Deliver Innovative Products. Launching renewable and scalable new services and products that tightly link our assets with members’ work and decisions is a core component of our growth strategy. As necessary, we may also acquire and integrate acquired companies to add key capabilities or assets for these services and products. In 2010, we made investments to enhance our technology platform, including the rollout of new member-facing Websites and development of online functional anatomies. We launched several new products in 2010, including the Legal Leadership Academy and the Risk Integration Strategy Council, and in 2011, we launched the IT Leadership Exchange. In 2010, we acquired Iconoculture, Inc. (“Iconoculture”), a consumer research and advisory company, which delivers comprehensive consumer insights to Fortune 1000 corporations and agencies quickly and cost effectively. We acquired Iconoculture to strengthen our Sales and Marketing offerings. In 2011, we plan to invest in enhancements to our technology, develop and launch new products, and selectively acquire assets to strengthen our current businesses.

Our Pricing
We believe that we offer a lower-priced alternative to traditional professional, information, and advisory services. For the majority of our products and services, membership is for one year, typically payable at the beginning of the contract term. The average subscription price was $28,685 at December 31, 2010, compared to $28,552 at December 31, 2009. Actual subscription price varies by program and may be further adjusted based on a member’s revenue or headcount. We offer discounted pricing schedules and modified terms for members that purchase a large number of memberships. In 2010, no single member accounted for more than 0.5% of consolidated revenues.
Most products and services offer a service guarantee, which allows members to request a refund of the fee in the event that they terminate their membership prior to the completion of their membership term. Under the service guarantee, refunds are provided on a pro-rata basis relative to the remaining membership term. In 2010, members requested refunds for 119 memberships out of almost 15,585 sold or renewed, or 0.8% of all memberships, compared to 1.6% in 2009. We believe that the decline in the rate of refund reflects the value that we provide to members through our products and services, as well as the movement toward a more stable economic outlook.
Certain of our products, such as Performance Analytics, Leadership Academies, and Toolbox.com, have pricing models that are different from our core products and services:
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

Our Competition
Our industry is highly competitive. We believe that our differentiators include the quality and size of the member network, quality of research and analysis, effectiveness of advice, price, breadth of data assets, accessibility of data assets, service levels, and range and scope of product and service offerings. We believe that we provide members with significant value at a lower cost than either an internal research effort or an external consulting contract.
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
At December 31, 2010, we employed 1,879 staff members, an increase of 8% versus December 31, 2009. Of this employee base, 1,382 were located in the United States and Canada (primarily in Arlington, Virginia), 220 were located in England, 215 were located in India, and 62 were located in Australia and Singapore. None of our employees is represented by a collective bargaining arrangement.
We believe that our relations with our employees remain favorable, despite the reductions in our staff in 2009. In 2010, we continued to enhance our communications, performance management, recruiting, and on-boarding protocols in an effort to retain talent with the capabilities required to perform effectively in light of increasing geographic, market, role, and product diversity.
Our Sales & Marketing Efforts
We sell products and services in more than 50 countries. We generally sell our products and services as a package, which enables executives and professionals to obtain the greatest value from our products and services, as well as from our global member network. Generally, and including in 2010, our largest renewal and sales booking rates coincide with corporate budgeting cycles in the first and fourth quarters of each year.
In 2010, we completed the global implementation of a relationship-driven account management structure. Implemented in North America in 2009, the new commercial model simplifies the member interface, improves sales team understanding of member needs, enhances our sales roles, and facilitates focus on our large company members. This model, which aligns with member preferences and is supported by continued investments in our technology platforms, has improved member loyalty, existing account growth, new account acquisitions, and sales team efficiency. We implemented the model in the United Kingdom and elsewhere in Europe in 2010.
In 2010, we invested resources in expanding our marketing capability. We drove consistency in messaging to our member base through enhanced sales collateral, increased our presence as a thought leader by sharing advice and insights through traditional media, and extended our Web presence through social media outlets. We also made inaugural investments in corporate awareness advertising with focused advertisements in global newspapers and magazines. In 2011, we intend to invest further in these areas as we seek to increase awareness of the Corporate Executive Board brand.
We maintain and actively defend our portfolio of trademarks and rely on nondisclosure and confidentiality arrangements with employees, members, and third-parties, as well as copyright, trademark, trade secret, and other laws, to protect our proprietary rights in our products, services, and other proprietary information.
Financial Information on Geographic Areas
For information regarding revenues related to our operations in the United States and foreign countries, see Note 19 to our consolidated financial statements.

Corporate Information
The Corporate Executive Board Company is a Delaware corporation that was incorporated in 1997. We are a publicly traded company with common stock listed on the New York Stock Exchange under the symbol “EXBD.”
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
Continuing uncertainty in the global economy and the financial markets could adversely impact our business, results of operations, financial condition, and liquidity.
Continuing global economic uncertainty and financial market instability, as well as the impact of the recent recession and the risk of a prolonged period of weak or uncertain economic and business conditions, could materially and adversely affect our business, results of operations, financial condition, and liquidity. These conditions also could materially impact our members and prospective members, including our large accounts, causing them to defer purchasing their first product; defer, reduce, or not increase the volume of memberships they purchase from us in the future; or terminate existing memberships under our service guarantee. These conditions also could materially impact our vendors causing them to go out of business entirely or be unable or unwilling to meet their commitments to us. If we are unable to successfully anticipate or adapt to uncertain or changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected. In addition, the continuing global economic uncertainty could reduce the overall demand for professional information services as global companies and government entities continue to manage purchasing, departmental budgets, and company-wide discretionary spending. While we market and sell our products throughout the year, a significant percentage of our new business and renewal bookings historically have taken place in the first and fourth quarters of the year. Significant economic uncertainty during these time periods could have a disproportionately adverse effect on our current and future financial results.
We may continue to anticipate downward pressure on our operating margins.
We have worked aggressively to align our cost structure with our revenue profile. In 2009, we implemented a range of expense management activities, including the elimination of lower-performing programs, workforce reductions, discretionary expense controls, and real estate subleases. While total bookings, new business, cross-sales, and renewal bookings improved in 2010, and we expect them to continue to improve in 2011, investments in headcount and other select areas such as sales, marketing and product development, as well as the addition of acquired companies, continue to apply downward pressure to margins. As a result, we anticipate these factors will combine with the lag between Contract Value growth and revenue growth to apply continued pressure on operating margins in the near-term.

We may fail to attract new members to our programs, obtain renewals from existing members, or sell additional programs to existing members.
We derive most of our revenues from annual memberships for our products and services. Revenue growth depends on our ability to attract prospects to their first membership, sustain a high renewal rate of existing memberships, and sell additional products and services to existing members. Attracting prospects, renewing members, and selling additional products and services to existing members depends upon our ability to understand and anticipate market and pricing trends and members’ needs, deliver high-quality and timely advice to members, and deliver products and services that are more desirable than those of our competition. Failure to achieve new member additions to deliver acceptable member renewal rate levels, or to cross-sell additional memberships to existing members at the level we forecast, could materially and adversely affect our operating results.
We may experience difficulty collecting membership fees as a result of operating conditions at our member institutions resulting from current economic conditions.
While we believe we have a stable member base and have experienced strong collections in the past, if economic weakness continues in geographies where we have members, we may experience increased turnover in our member base, including reductions in members’ commitments to us, which could have a material adverse effect on our results of operations and financial condition. In addition, we cannot predict how the strength or duration of the continuing global economic weakness may negatively impact our members’ ability to pay us on a timely basis or at all. Payment delinquencies at higher rates than we have estimated would adversely affect our operating results.
If we do not retain members for the duration of their membership terms, we would suffer a loss of future revenues due to our service guarantee.
We offer a service guarantee to most members under which a member may request a refund of the membership fee for a research program. When available, refunds are provided on a proportionate basis relative to the unused period of the membership term. Requests for refunds by a significant number of our members could adversely affect our financial results and future growth. We cannot predict the duration of the continuing economic weakness, which may cause more members to request refunds. Failure to retain members for the duration of their membership term at the level we forecast could materially and adversely affect our operating results.
We may have difficulty anticipating member needs and demands, providing relevant support and advice, and developing new, profitable products and services.
Our products and services provide insights, information, and advice to business executives and professionals. Our continuing and future success depends upon our ability to anticipate changing market trends and adapt our research, analysis, advice, new product development, pricing, and sales and service model to the evolving needs of our members, including in new and developing industries, business sectors, government entities, and geographies, and by maintaining and upgrading our technology and information infrastructure. The industries, business sectors, government entities, and geographies that we serve undergo frequent changes, including the introduction of new products and the obsolescence of old products, shifting strategies and market positions of major industry participants, and changing objectives and expectations of users of members’ products and services. This environment presents significant challenges to our ability to provide our members with current and timely research and analysis on issues of importance and to develop new products. In addition, our members’ needs and demands with respect to how they access our products and services (including a potential increasing desire for the availability of online products and services) and how we manage the member relationship may change significantly over time. Accordingly, we continue to fund the development of new products and services, including for new geographies, and we have invested in improvements to our technology and information management infrastructure and our sales and service model to better serve our new and existing members. If the new products and services we have developed are not timely or relevant, or if we fail to or are unsuccessful in our efforts to optimize our technology and information management infrastructure, and therefore do not serve members in a manner that meets their evolving needs, we may experience increased member turnover, lower new business and renewal bookings, and decreased cross-sales of additional products to existing members, which would adversely affect our financial results and future growth.

Our restructuring plans during the recent recession may have unanticipated negative results.
We announced restructuring plans in the fourth quarter of 2008 and in the second quarter of 2009 due to the severe global recession. These restructuring plans reduced our workforce; realigned our products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers and industries we serve; and implemented an integrated approach to account management. Our restructuring plans involved significant changes to our business and operations, which created risk and uncertainty. While the intent of the restructuring plans was to enhance our product and service offerings, strengthen our relations with existing and prospective members, revise our sales and service model, and improve our efficiency as an organization, the intended benefits may take longer to realize than we projected. We may not have identified the appropriate products to consolidate or retire, and additional consolidation and/or retirement may be required. We may not have identified the appropriate products to focus on or invest in, and adjustments to our areas of focus and investment may be required. The plans may adversely affect our relationships with existing and prospective members, causing them to defer joining their first program, reduce the number of programs they join, cancel or choose not to renew existing memberships, or terminate their memberships before the end of the term under our service guarantee. If we do not realize the intended benefits of the restructuring, or if the restructuring has other negative effects, our business, financial results, and reputation may be harmed.
We may not compete successfully and, as a result, may experience reduced or limited demand for our products and services.
The information, professional services, research, networking, and advisory services industry is a highly competitive industry with low barriers to entry, numerous substitute products and services, and many differentiators, including quality and size of the member network, pricing, quality of research and analysis, breadth of databases, and range and scope of product and service offerings. We compete against traditional consulting firms, information services firms, training and development firms, trade associations, nonprofit organizations, and research and database companies. We also compete against providers of free content over the Internet and through other delivery channels. In order to compete successfully and achieve our growth targets, we must successfully serve new and existing members with current products and services while developing and investing in new and competitive products and services for U.S. and international members. Our failure to compete effectively with our competitors, both in terms of the quality and scope of our products and services, and in terms of price, could adversely affect our financial results and future growth.
Continued weakness, consolidation, and business failures, and increased and uncertain regulation, in the financial services industry may cause us to lose additional members or limit the growth of our existing members in that industry.
A number of our products and services provide insights and information to business leaders in the financial services industry. The financial services industry has experienced turmoil, consolidation, business failures, business contraction, reduced profitability, and increased and uncertain regulation since the second half of 2007. At December 31, 2010, approximately 21% of our Contract Value was attributable to members in the financial services industry, which includes commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies. The instability, consolidation, business failures, business contraction, reduced profitability, and increased and uncertain regulation have resulted, and are expected to continue to result, in a reduction in the number of members and prospective members from the financial services industry. Additional uncertainty, consolidation, business failures, business contraction, reduced profitability, and increased and uncertain regulation in the financial services industry could adversely affect our financial results and future growth.
Our international operations involve financial, legal, regulatory, business, operational, and geopolitical risks that differ from or are in addition to those faced by our U.S. operations.
We are continuing to scale our infrastructure to support our businesses outside the United States, with offices in several foreign countries, including in the United Kingdom, Canada, India, Australia, Singapore, and Germany. We sell our membership programs in approximately 50 foreign countries, and those international sales accounted for approximately 32% of our revenues in 2010. Our international operations involve financial, legal, regulatory, business, operational, and geopolitical risks that differ from or are in addition to those faced by our U.S. operations. These risks include cultural and language differences; limited brand recognition relative to existing and established competitors; difficulties in developing products and services tailored to the needs of members outside the U.S., including in emerging markets; difficulties in serving members outside the U.S., including in emerging markets; difficulties in managing overseas operations; higher operating costs; restrictions on the repatriation of earnings; differing accounting principles and standards; differing economic conditions and market fluctuations; potentially adverse tax consequences; different and potentially less stable political and operational environments for our employees and our members; catastrophic events that could interrupt or adversely affect operations; less favorable employment laws that could affect our relations with our employees; different legal requirements, compliance obligations, and regulatory systems; and different data security and privacy rules. Our failure to manage our international operations and business effectively could adversely affect our operating results, limit growth, and damage our reputation.

We are subject to foreign currency risk.
Our international operations subject us to risks related to foreign currency exchange fluctuations. Prices for our products are denominated primarily in U.S. dollars, even when sold outside the United States. However, many of the costs associated with our international operations are denominated in local currencies. For our foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. As a consequence, if the U.S. dollar weakens against the foreign currencies in countries where we have foreign operations (which include the United Kingdom, India, Australia, Singapore, and Germany), our operating costs in those countries would increase (on a U.S. dollar basis) and reduce our earnings. We use financial instruments, primarily cash flow hedging instruments, to hedge certain forecasted foreign currency commitments related to our operations in the United Kingdom. The maximum length of time of these hedging contracts is 12 months. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, they may only partially offset any adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, especially if these changes are extreme and occur over a short period of time.
Our global transition to an integrated account management model may have unanticipated negative results or take longer than anticipated to realize the intended benefits.
In 2009 and 2010, we integrated our sales and service model, including in Europe, to increase individual member impact. While we integrated the sales and service functions to strengthen our relations with existing and prospective members and deliver greater value to them from our products and services, we may not realize some or any of these intended benefits, or it may take longer than anticipated to realize the intended benefits, including in Europe. The integrated sales and service model may adversely affect our relationships with existing and prospective members, causing them to defer joining their first program, reduce the number of programs they join, cancel or choose not to renew existing memberships, or terminate their memberships before the end of the term under our service guarantee. Our transition to an integrated account management model continues to require our sales and service staff to learn additional or new skills, roles, and responsibilities. Our failure to adequately train employees for new account management roles could result in a failure to achieve our sales goals, which could adversely affect our financial results. It also could reduce employee morale and productivity.
Our acquisitions involve financial, operational, human resources, and business risks that differ from or are in addition to those faced by our existing operations.
We may make acquisitions that bring us capabilities and intellectual properties that address gaps in member needs and workflows. The acquisitions generally do not result in immediate material changes to our revenues and earnings, however, these acquisitions could require significant capital infusions. We may seek to obtain additional cash to fund potential acquisitions by selling equity or debt securities or by securing a bank credit facility. Depending on the prevailing market conditions at the time we seek to obtain any such additional capital, we may be unable to obtain the necessary funds on terms acceptable to us or at all. In addition, any issuance of equity or convertible debt securities may be dilutive to existing shareholders.
Our acquisitions involve financial, operational, human resources, business, legal, and regulatory risks that differ from or are in addition to those faced by our ongoing U.S. operations, including: difficulties and costs of integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of the companies we acquire; assumption of potential unknown risks and liabilities; difficulties achieving the target synergies, efficiencies, and cost savings; failure to retain key personnel and members; the acquisition of products with lower margins than our existing products; entry into and ongoing management of new geographical or product markets; exposure under arrangements such as earn-outs, employment agreements, and other acquisition-related agreements; the diversion of financial and management resources; and the integration of a different set of products and services into our existing operations. As a result of these risks, we may not be able to achieve the expected benefits, which could adversely affect our operating results and limit future growth. Acquisitions may involve additional costs and could result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording of amortization of amounts related to certain purchased intangible assets, any of which could adversely impact our results of operations.

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
As we implement Accounting Standards Update (“ASU”) 2009-13 for arrangements with multiple deliverables, our reported revenues could decline or we could be forced to make changes in our products offerings or business practices.
Under current accounting literature, our program offerings are a single unit of accounting and service revenues are recognized on a straight-line basis (SAB 104). Effective January 1, 2011, there is new guidance for revenue recognition of arrangements with multiple deliverables under ASU 2009-13 that focuses on the separability of deliverables. ASU 2009-13 modifies the criteria applied to determine if a program offering with multiple deliverables should be considered as a single unit of accounting, or as a multiple element arrangement with more than one unit of accounting. We currently expect that approximately 5% to 10% of 2011 sales will not be recognized ratably across the membership periods, rather it will be recognized upon delivery of services, or related deliverables, or upon completion of the membership period, both of which may be subsequent to 2011.
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
The potential for goodwill impairment is increased during a period of economic uncertainty. To the extent we acquire a company at a negotiated price based on anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these charges would reduce our reported results of operations and could cause the price of our common stock to decline. A slow recovery in the U.S. or global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment. See Note 9 to our consolidated financial statements for additional information related to impairment of goodwill and other intangible assets.
In 2010, we concluded that indicators of impairment were present and that goodwill and intangible asset amounts recorded for the Toolbox.com subsidiary were impaired. We therefore recorded an impairment charge of approximately $12.6 million. In 2008, we incurred an impairment charge of $27.4 million related to Toolbox.com. We will continue to evaluate the carrying value of our remaining goodwill, intangible assets, and fixed assets, and if we determine in the future that there is a potential further impairment, we may be required to record additional losses, which could materially and adversely affect our financial results.
We may be unable to attract and retain highly skilled management and employees.
Our continued and future success depends upon our ability to hire, train, and retain highly skilled management and employees, particularly senior leaders, research analysts, and sales staff. We may continue to adjust compensation packages to remain competitive, and we expect to continue to experience intense competition for our professional personnel from our competitors, particularly as the economy continues to stabilize in the United States and Europe. If we fail to attract, train, and retain a sufficient number of highly skilled management and employees in the future, our financial results and future growth could be adversely affected.

We may fail to implement, maintain, upgrade, and operate our technology and information infrastructure, including our management of member data and our development and integration of new products and platforms, to meet changing legal and regulatory requirements.
We serve our global membership through a technology and information management infrastructure. Among other functions, we use our technology and information management infrastructure, as well as the technology and information management infrastructure of vendors, to develop, promote, sell, service, store, and deliver our products and services to members; as well as to bill, collect, and make payments related to our products and services. Our failure to make capital expenditures in this infrastructure and to leverage the infrastructure in order to meet our internal operational and business needs, and to address information security, privacy, data management, business continuity, and other concerns with our infrastructure and the infrastructure of our vendors, both in the United States and internationally, could adversely affect our results of operations, development of new products, delivery of existing products, future performance, and reputation. In many countries and in individual states within the United States, the rules governing information security, privacy, and related concerns are evolving and vary across regions. Our failure to optimize the use of the technology and information infrastructure, or to address the evolving regulatory environment governing our use of technology and information could adversely affect our operating results, limit our future growth, and harm our reputation. Our failure to protect our technology and information infrastructure from natural disasters, power loss, malicious and negligent actions by employees or third parties, and other failures, could result in interruptions to our business and operations, which could materially affect our financial results, future growth, and reputation.
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
We may be exposed to litigation.
As a publisher and distributor of original research and analysis, a user of third-party content, and an on-line content provider through Toolbox.com and other services, we face potential liability for trademark and copyright infringement and other claims based on the material we publish. Additionally, from time to time we are subject to litigation related to our normal business operations, including employment-related actions brought by former employees. Any such litigation, regardless of the merits and whether or not resulting in a judgment against us, could subject us to reputational harm and have a material adverse effect on our financial condition and results of operations.
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
We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents and marketable securities, which is intended to protect principal and liquidity. Cash and cash equivalents consist primarily of cash held at various financial institutions. Marketable securities consist primarily of Washington, D.C. tax exempt bonds. We perform periodic evaluations of the relative credit ratings related to the cash and cash equivalents and marketable securities. Our portfolio is subject to interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. In an environment of generally low interests rates, as currently exists, we will likely realize lower interest income on our investments, which will reduce our overall earnings.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our headquarters are located in Arlington, Virginia. The terms of the lease contain provisions for rental and operating expense escalations. Our facilities accommodate research, marketing and sales, information technology, administrative, graphic and editorial services and operations personnel. At December 31, 2010, our leases for office space consist of:

Location	Square feet	Lease Expiration
Arlington, Virginia	625,000	2028
London, England	79,000	2018
Chicago, Illinois	52,000	2018
Gurgaon, India	48,000	2013
San Francisco, California	28,000	2017
Needham, Massachusetts	20,000	2011
Rochester, New York	13,000	2013
Scottsdale, Arizona	9,000	2014
Sydney, Australia	7,600	2013
Minneapolis, Minnesota	7,100	2013
West Chester, Pennsylvania	6,000	2011
Singapore	6,000	2014
Toronto, Canada	4,000	2011
We believe that our existing and planned facilities will be adequate for our current needs and additional facilities are available for lease to meet any future needs. We sublease approximately 203,000 square feet of our headquarters to unaffiliated third parties. These subleases expire in 2013 and 2028. We have also entered into an additional sublease beginning in 2011 and expiring in 2028 for 128,000 square feet of our headquarters. We also sublease 25,000 square feet at two other facilities.

Item 3.	Legal Proceedings.
From time to time, we are subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and our property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders and Dividends
Our common stock is quoted on the New York Stock Exchange under the symbol “EXBD.” At January 19, 2011, there were 41 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Stock Market in 2009 and through August 2010 and the New York Stock Exchange for the remainder of 2010 and cash dividends declared per common share.

	High	Low	Dividends
2010
First quarter	$28.65	$19.58	$0.11
Second quarter	33.50	26.17	0.11
Third quarter	33.49	24.94	0.11
Fourth quarter	39.22	29.66	0.11

2009
First quarter	$23.59	$12.35	$0.44
Second quarter	21.69	13.84	0.10
Third quarter	27.18	16.50	0.10
Fourth quarter	26.83	20.81	0.10
We expect to continue paying regular quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In February 2011, the Board of Directors declared a first quarter 2011 cash dividend of $0.15 per common share.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities in 2010.
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the fourth quarter of 2010 is as follows:

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plans	Under the Plans
October 1, 2010 to October 31, 2010 (1)	306	$36.02	306	$21,080,850
November 1, 2010 to November 30, 2010	—	—	—	21,080,850
December 1, 2010 to December 31, 2010	—	—	—	21,080,850

Total	306		306	$21,080,850

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

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per-share amounts)
Consolidated Statements of Income Data
Revenues	$438,907	$442,906	$558,352	$532,716	$460,623
Costs and expenses:
Cost of services	155,769	147,019	179,950	183,088	164,022
Member relations and marketing	123,890	126,023	161,670	150,032	122,177
General and administrative	60,871	59,415	76,120	71,984	59,629
Depreciation and amortization	20,462	22,991	21,631	15,573	10,381
Impairment loss	12,645	—	27,449	—	—
Costs associated with exit activities	—	11,518	—	—	—
Restructuring costs	—	8,568	8,006	—	—

Total costs and expenses	373,637	375,534	474,826	420,677	356,209

Income from operations	65,270	67,372	83,526	112,039	104,414
Other income (expense), net	3,140	6,246	(5,438)	16,049	24,318

Income before provision for income taxes	68,410	73,618	78,088	128,088	128,732
Provision for income taxes	28,047	27,989	33,291	47,501	49,561

Net income	$40,363	$45,629	$44,797	$80,587	$79,171

Earnings per share-basic	$1.18	$1.34	$1.31	$2.20	$1.99
Weighted average shares outstanding-basic	34,256	34,111	34,205	36,666	39,712
Earnings per share-diluted	$1.17	$1.33	$1.30	$2.17	$1.94
Weighted average shares outstanding-diluted	34,553	34,293	34,329	37,159	40,721
Cash dividends declared per common share	$0.44	$0.74	$1.76	$1.60	$1.20

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents and marketable securities	$123,462	$76,210	$76,103	$144,356	$487,287
Total assets	510,149	423,195	446,192	544,772	736,055
Deferred revenues	251,200	222,053	264,253	323,395	308,671
Total stockholders’ equity	82,816	50,277	22,609	67,547	317,865

	December 31,
	2010	2009	2008	2007	2006
Other Operating Data (Unaudited)
Membership programs	51	44	52	48	42
Member institutions	5,271	4,812	5,114	4,711	3,739
Total membership subscriptions	15,585	13,790	15,747	16,349	14,190
Average subscriptions per member institution (1)	2.96	2.87	3.08	3.47	3.80
Client renewal rate (2)	83%	78%	84%	90%	92%
Contract Value (in thousands) (3)	$447,051	$393,737	$487,107	$526,386	$475,653
Average subscription price	$28,685	$28,552	$30,714	$32,196	$33,519

(1)
Also known as “cross-sell ratio,” represents the average across all subscription memberships, including the traditional large company market average of 3.41, 3.30, 3.63, 4.03, and 4.15 and the middle market average of 1.88, 1.79, 1.58, 1.44 and 1.1 in 2010, 2009, 2008, 2007 and 2006, respectively.

(2)
For the year then ended. Client renewal rate is defined as the percentage of member institutions renewed, adjusted to reflect reductions in member institutions resulting from mergers and acquisitions of members. The client renewal rate was 88% and 83% for our traditional large company market and 74% and 70% for the middle market in 2010 and 2009, respectively.

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

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per-share amounts)
EBITDA and Adjusted EBITDA
Net income	$40,363	$45,629	$44,797	$80,587	$79,171
Interest income, net	(1,526)	(1,787)	(4,268)	(14,937)	(23,566)
Depreciation and amortization	20,462	22,991	21,631	15,573	10,381
Provision for income taxes	28,047	27,989	33,291	47,501	49,561

EBITDA	87,346	94,822	95,451	128,724	115,547
Impairment loss	12,645	—	27,449	—	—
Costs associated with exit activities	—	11,518	—	—	—
Restructuring costs	—	8,568	8,006	—	—
Gain on acquisition	—	(680)	—	—	—

Adjusted EBITDA	$99,991	$114,228	$130,906	$128,724	$115,547

Adjusted EBITDA margin	22.8%	25.8%	23.4%	24.2%	25.1%

Adjusted net income
Net income	$40,363	$45,629	$44,797	$80,587	$79,171
Adjustments, net of tax
Impairment loss	7,789	—	17,073	—	—
Costs associated with exit activities	—	7,141	—	—	—
Restructuring costs	—	5,312	4,804	—	—
Gain on acquisition	—	(422)	—	—	—

Adjusted net income	$48,152	$57,660	$66,674	$80,587	$79,171

Non-GAAP earnings per diluted share
GAAP earnings per diluted share	$1.17	$1.33	$1.30	$2.17	$1.94
Adjustments, net of tax
Impairment loss	0.23	—	0.50	—	—
Costs associated with exit activities	—	0.20	—	—	—
Restructuring costs	—	0.16	0.14	—	—
Gain on acquisition	—	(0.01)	—	—	—

Non-GAAP earnings per diluted share	$1.40	$1.68	$1.94	$2.17	$1.94

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Executive Overview
Our focus for 2010 was to drive large company member loyalty through high value engagement, invest globally in our strongest brands, improve the member experience with enhanced technology and analytic platforms, and elevate member performance with product innovation. Our objectives for 2010 were not only to return us to solid levels of Contract Value growth, but to lay the groundwork for healthy, sustainable growth. We met both of these objectives in 2010 and, in 2011, our objective is to begin building on what we believe is a strong foundation for long-term profitable growth. To do that, we must both leverage and reinforce our strengths in content and member relationships, and at the same time, invest in the development of new markets and new offerings to meet emerging member needs.
We have seen and expect to continue to see encouraging returns from focus on our priorities and from sound execution by our teams; however, the direction of the global recovery remains uncertain. While we are finding that companies are increasingly focusing on forward-looking priorities, areas where we can and do add significant value, we are seeing companies continue to control expenditures amid ongoing uncertainty. Still, by linking research and data to urgent member work and decisions, our teams are driving positive solid progress on sales and renewal outcomes.
Contract Value was $447.1 million at December 31, 2010, an increase of 13.5% compared to $393.7 million at December 31, 2009. This increase includes $13.7 million related to our acquisition of Iconoculture in May 2010. Other factors included improved cross-sales of large corporate memberships and an increase in the purchase of memberships by middle market clients. As previously discussed, growth from these factors was offset to some degree by reductions in Contract Value as a result of discontinued programs. The average cross-sell ratio was 2.96, reflecting cross-sell ratios of 3.41 for the traditional large corporate market and 1.88 for middle market members.
In 2010, net income was $40.4 million, Adjusted net income was $48.2 million, diluted earnings per share was $1.17, and Non-GAAP diluted earnings per share was $1.40. Our 2010 results reflect improvements in new business and renewal bookings as the global economy began to recover and we realized initial returns from the operational changes we made beginning in 2009. The benefits of the expense management activities taken in 2009 were offset by investments in new market opportunities, product development activities, increased commercial capacity, and the additions of Iconoculture and Tower Group. In addition, we recognized an impairment loss for the Toolbox.com reporting unit. As a result, our EBITDA and Adjusted EBITDA margins were 19.9% and 22.8%, respectively.
We anticipate improving sales, cross sales, and renewal activity throughout 2011 and into the future. However, we expect margins to remain at current levels given the lag between Contract Value growth and revenue growth and our intention to invest in additional opportunities to drive growth in our business. We believe that the favorable characteristics of our business — a renewable revenue stream, fast cash conversion cycle, scalable cost structure, and low capital intensity — remain intact.

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
Income taxes
Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. We provided a valuation allowance of $7.5 million at December 31, 2010 for the estimated loss of Washington, D.C. tax credits, which resulted from our move to Virginia in 2008, and state deferred tax assets, consisting of state tax credits in Virginia.
In determining the provision for income taxes, we analyze various factors, including projections of our annual earnings, tax jurisdictions in which the earnings will be generated, and the impact of state, local, and foreign income taxes. We file income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations in major tax jurisdictions for periods prior to 2007.
Goodwill and intangible assets
As the result of acquisitions, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based upon a preliminary valuation, and our estimates and assumptions may be subject to change. Intangible assets consist primarily of technology and member relationships. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 20 years.

We test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. We have concluded that our reporting units used to assess goodwill impairment are the same as our operating segments. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and a variety of other circumstances. If we determine that impairment has occurred, we record a write-down of the carrying value and as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
The determination of the fair value of individual reporting units is based upon the average of an income approach (discounted cash flow method) and a market approach (guideline company method). These models require us to make various judgmental estimates and assumptions about sales, operating margins, growth rates, discount factors, and valuation multiples. Our discounted cash flow model is prepared by forecasting anticipated cash flows over an initial five year period plus a terminal value discounted to their present value using an appropriate rate of return. The guideline company method is prepared by applying revenue and EBITDA multiples of certain publicly traded companies to the reporting unit financial results. Our estimates are based upon our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.
In 2010, we concluded there were impairment indicators relating to our Toolbox.com reporting unit based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue). We completed an impairment test at September 1, 2010 and concluded that goodwill and intangible asset amounts were impaired. The total impairment loss recognized in 2010 was $12.6 million. This non-cash charge did not impact our liquidity position or cash flows.
Long-lived assets, including intangibles
Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. At December 31, 2010, we have not identified any instances where the carrying values of our long-lived assets were not recoverable.
Deferred incentive compensation
Direct incentive compensation paid to our employees related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.
Operating leases
We have non-cancelable operating lease agreements for our offices with original lease periods expiring between 2011 and 2028. We are committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. Certain of these leases have escalating rent payment provisions. We recognize rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. We recognize sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.
Share-based compensation
Share-based compensation expense is measured at the grant date of the share-based awards based on their fair value, and is recognized on a straight-line basis over the vesting periods, net of an estimated forfeiture rate. The grant date fair value of restricted stock units is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. The grant date fair value of stock appreciation rights is calculated using a lattice valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our stock and estimated forfeiture rates of the awards. Fair value and forfeiture rate estimates are based on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Results of Operations
We generate the majority of our revenues through memberships that provide access to our products and services, which are delivered through several channels. Memberships, which principally are annually renewable agreements, are primarily payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a ratable basis over the membership contract term, which typically is 12 months. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.
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

•
Member relations and marketing, which represents the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives and share-based compensation; travel and entertainment expenses; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our member relationship management software (“CRM”).

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

Years ended December 31, 2010, 2009, and 2008
Contract Value
Contract Value increased 13.5% to $447.1 million at December 31, 2010 from $393.7 million at December 31, 2009 and decreased 19.2% in 2009 from $487.1 million at December 31, 2008.
In 2010, Contract Value increased $53.4 million due to: improved cross-sales to existing large corporate members, the acquisition of Iconoculture, and increased sales to middle market clients. The total number of member institutions increased 9.5% to 5,271 at December 31, 2010 from 4,812 at December 31, 2009. The total number of membership subscriptions increased 13.0% to 15,585 at December 31, 2010 from 13,790 at December 31, 2009. The average subscription price at December 31, 2010 increased 0.5% to $28,685 from $28,552 at December 31, 2009.
In 2009, the largest driver of the $93.4 million decrease in Contract Value was reduced memberships from some large company members, as evidenced by the decrease in the cross-sell ratio, decreased new bookings due to macro-economic conditions, and anticipated Contract Value losses of $29 million from programs that we retired or consolidated in 2009. The total number of member institutions decreased 5.9%, to 4,812 at December 31, 2009 from 5,114 at December 31, 2008. The total number of membership subscriptions decreased 12.4% to 13,790 at December 31, 2009 from 15,747 at December 31, 2008. The average subscription price at December 31, 2009 decreased 7.0% to $28,552 from $30,714 at December 31, 2008.

Revenues
Revenues decreased 0.9% to $438.9 million in 2010 from $442.9 million in 2009 and decreased 20.7% in 2009 from $558.4 million in 2008.
In 2010, revenues were affected by the recent macro-economic environment as represented by the decrease in Contract Value across 2009 and the first quarter of 2010. The lower booking volume in 2009 and the resulting decrease in deferred revenues at December 31, 2009 resulted in lower revenues in 2010. The acquisition of Iconoculture in the second quarter of 2010 accounted for approximately 2% of our total 2010 revenue. We also recognized a full year of revenue for Tower Group in 2010 versus only one quarter in 2009, accounting for approximately 3% of our total 2010 revenue.
In 2009, both lower deferred revenues from 2008 and lower bookings throughout 2009 contributed to the decrease in revenues. The decrease in bookings was due to the factors described in Contract Value above.
Costs and expenses
Declines in share-based compensation, facilities expense, additional costs from the businesses we acquired and the impact of changes in the exchange rates of the U.S. dollar to the British Pound all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss these major components of costs and expenses on an aggregated basis below:
•
Share-based compensation decreased $3.3 million from 2009 to 2010 and $1.8 million from 2008 to 2009. The decrease in 2010 was primarily a result of a decrease in the total fair value of awards granted in 2010 compared to awards granted in 2006 (which completed vesting in the first quarter of 2010). The decrease in 2009 was primarily a result of a decrease in the fair value of new share-based awards granted as a result of declines in the trading price of our common stock.

•
Facilities expense decreased $5.2 million from 2009 to 2010 and $9.6 million from 2008 to 2009. The decrease in 2010 was primarily due to the impact of a sublease of a portion of our headquarters facility, which began in the third quarter of 2009. The decrease in 2009 was primarily due subleases of a portion of our headquarters and the consolidation of the Washington, D.C. office locations into our new headquarters in the first quarter of 2008. In 2008, we also recorded $6.0 million of moving-related costs, including $3.0 million associated with overlapping office leases in conjunction with the move to our new headquarters.

•
In October 2009, we acquired 100% of the equity interests of Tower Group and in May 2010, we acquired 100% of the equity interests of Iconoculture. These two businesses increased our total costs and expenses by $15.0 million in 2010.

•
Our expenses are also impacted by currency fluctuations, primarily in the value of the British Pound compared to the U.S. dollar. The value of the British Pound versus the U.S. dollar was approximately $0.02 lower, on average, across 2010 compared to 2009 and approximately $0.30 lower, on average, across 2009 compared to 2008. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services
Cost of services increased 6.0% to $155.8 million in 2010 from $147.0 million in 2009 and decreased 18.3% in 2009 from $180.0 million in 2008.

In 2010, the increase of $8.8 million was primarily due to a $6.2 million increase in variable compensation due to improved operating results and an increase of $5.8 million in third party consulting fees. Additionally, health benefits increased $0.9 million and travel and entertainment expenses increased $0.8 million. These increases were partially offset by decreases in share-based compensation of $2.7 million, allocated facilities costs of $1.7 million, and compensation and related costs, including salaries and payroll taxes, of $1.2 million. The decrease in compensation and related costs was primarily a result of reductions in headcount related to our restructuring plans, and were partially offset by increased headcount relating to the re-investments in our product research and delivery teams and the acquisitions of both Tower Group and Iconoculture.
In 2009, the decrease of $33.0 million was primarily due to a $21.0 million reduction in compensation and related costs, including salaries, payroll taxes, incentives, and share-based compensation expense. The primary cause of the decrease in compensation was headcount reductions related to the restructuring plans announced in 2008 and 2009. Additional decreases included member meeting costs of $6.5 million, travel and entertainment costs of $4.2 million, facilities expense of $4.1 million, and printing costs of $1.5 million. The decrease in Cost of services also benefited from strength of the U.S. dollar versus the British Pound as discussed above. These decreases were partially offset by a $3.6 million increase in deferred compensation expense and $2.1 million of expenses from Tower Group, primarily related to compensation related costs.
Member relations and marketing
Member relations and marketing decreased 1.7% to $123.9 million in 2010 from $126.0 million in 2009 and decreased 22.1% in 2009 from $161.7 million in 2008.
In 2010, the decrease of $2.1 million was primarily due to a $2.6 million decrease in allocated facilities costs. Additionally, compensation and related costs, including salaries and payroll taxes, decreased $1.5 million and third party consulting fees, related primarily to our CRM implemented in 2009, decreased $0.9 million. The primary cause of the decrease in compensation and related costs was headcount reductions related to the restructuring plans, partially offset by headcount increases related to the acquisitions of both Tower Group and Iconoculture. These decreases were partially offset by increases in incentives of $1.7 million, advertising costs of $1.0 million, and travel and entertainment expenses of $0.6 million.
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
General and administrative
General and administrative increased 2.5% to $60.9 million in 2010 from $59.4 million in 2009 and decreased 21.9% in 2009 from $76.1 million in 2008.
In 2010, the increase of $1.5 million was primarily due to a $1.9 million increase in variable compensation. Additionally, employee placement fees increased $0.9 million, compensation and related costs, including salaries and payroll taxes, increased $0.5 million, and third party consulting fees and charitable contributions increased $0.5 million each. These increases were offset by a $1.3 million decrease in taxes, primarily related to state property tax and potential sales tax accruals, a $1.1 million benefit from an adjustment to the fair value estimate of the Iconoculture earnout liability, a decrease in allocated facilities costs of $0.8 million and a decrease in share-based compensation of $0.5 million.
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

Depreciation and amortization
Depreciation and amortization decreased 10.9% to $20.5 million in 2010 from $23.0 million in 2009 and increased 6.5% in 2009 from $21.6 million in 2008.
In 2010, the decrease of $2.5 million was primarily due to lower depreciation as a result of the completion of depreciable lives for assets purchased as part of the buildout of our headquarters and fixed assets and leasehold improvements disposed of in the second quarter of 2009 as part of our costs associated with exit activities. The decrease in depreciation was partially offset by a $0.3 million increase in amortization primarily due to the intangible assets of Iconoculture.
In 2009, the increase of $1.4 million was primarily due to the full year’s effect of depreciating the 2008 capital expenditures, primarily relating to leasehold improvements for our headquarters placed into service in the first and second quarters of 2008. Amortization of intangible assets remained relatively unchanged from 2008 to 2009.
Impairment loss
In the third quarter of 2010, based on a combination of factors (including the economic environment and the near term outlook for advertising related revenues), we concluded that goodwill and intangible asset amounts previously recorded for our Toolbox.com reporting unit were impaired. The total impairment loss recognized in 2010 was $12.6 million.
In the fourth quarter of 2008, based on a combination of factors (including the economic environment and the near term outlook for advertising related revenues), we concluded that goodwill and intangible asset amounts previously recorded for the 2007 acquisition of Toolbox.com were impaired. The total impairment loss recognized in the fourth quarter of 2008 was $27.4 million.
Costs associated with exit activities
In June 2009, we ceased using and entered into a sublease agreement for a portion of our headquarters. In addition, we ceased using a portion of two other facilities, whereby we sublet a portion of one facility and are attempting to sublease a portion of the other facility. We incurred a total pre-tax charge of $11.5 million, substantially all of which was non-cash, primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment at our headquarters.
These actions advanced our ongoing transition to an integrated account management model, which reduced the need for space in our headquarters and other existing facilities, because we are locating sales and service staff closer to members. In addition, these actions represented another step in our efforts to align operating expenses more closely with our outlook, in light of economic conditions, and to redirect resources to areas with a greater potential for future growth. We believe existing facilities will be adequate for our current needs and additional facilities are available for lease at advantageous terms to meet any future needs.
Restructuring Costs
In October 2009, we acquired the stock of Tower Group. As part of our integration plans, we initiated a workforce reduction plan whereby approximately ten Tower Group employees were offered severance and related termination benefits. Restructuring costs associated with this action were $1.2 million.
In the second quarter of 2009, we committed to a separation plan (the “2009 Plan”), initially offering additional benefits for employees electing to voluntarily separate, for which approximately 155 employees submitted resignations effective beginning July 24, 2009. The 2009 Plan, which has concluded, was part of our continuing efforts to align expenses more closely with our outlook and to accelerate the placement of resources in areas that we believe have a greater potential for future growth. The 2009 Plan was not offered to executive officers, critical staff, and most sales staff. Pre-tax restructuring charges for the 2009 Plan were $7.8 million, most of which was associated with severance and related termination benefits. The annualized pre-tax savings associated with these restructuring activities were expected to be approximately $15 million.

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
We do not expect to incur any significant additional costs under the plans.
Other income (expense), net
Other income (expense), net decreased in 2010 to income of $3.1 million from income of $6.2 million in 2009 and increased in 2009 from expense of $5.4 million in 2008.
In 2010, Other income (expense), net was primarily comprised of a $1.7 million increase in the fair value of deferred compensation plan assets and $1.5 million of interest income.
In 2009, Other income (expense), net was primarily comprised of $2.7 million related to an increase in deferred compensation plan assets, $1.8 million of interest income, a $1.1 million foreign currency re-measurement gain, and a $0.7 million gain on acquisition. The decrease in interest income was primarily due to lower investment returns for cash and cash equivalents in a lower interest rate environment and decreased levels of marketable securities.
In 2008, Other income (expense), net was comprised of interest income of $4.3 million, including a realized gain on the sale of marketable securities, offset by a $1.8 million write-down of a cost method investment, a $3.4 million foreign currency re-measurement loss, and $4.5 million related to a decrease in deferred compensation plan assets. The decrease in interest income, net was primarily due to decreased levels of cash and cash equivalents and marketable securities and lower investment returns in a lower interest rate environment.
Provision for income taxes.
We recorded a Provision for income taxes of $28.0 million, $28.0 million and $33.3 million in 2010, 2009 and 2008, respectively. Changes in the effective tax rate from 2009 to 2010 and from 2008 to 2009 were primarily related to changes in unrealized currency translation gains/losses recognized for book purposes, permanently nondeductible expenses recognized for book purposes, and changes in the reserve for contingencies.
In 2010, our effective income tax rate was 41.0%, as opposed to the Federal statutory rate of 35%, primarily due to state income taxes and an increase in the reserve for contingencies.
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
Net deferred tax assets were $61.6 million and $46.9 million at December 31, 2010, and 2009, respectively. We will need to generate approximately $148.6 million of future taxable income to realize the net deferred tax assets at December 31, 2010.

Deferred tax assets related to most accrued expenses and deferred revenues are expected to reverse within one year. Deferred tax assets related to share based compensation are expected to reverse over five years. Deferred tax assets related to net operating loss carryforwards are expected to reverse over eleven years. Deferred tax assets related to goodwill, intangible assets and operating leases are expected to reverse over periods up to seventeen years.
Liquidity and Capital Resources
Cash flows generated from operating activities are our primary source of liquidity. In 2009, we worked aggressively to align our cost structure with a lower revenue profile by implementing a range of expense management activities, including the elimination of lower-performing programs, workforce reductions, discretionary expense controls, and real estate subleases. We had cash and cash equivalents and marketable securities of $123.5 million and $76.2 million at December 31, 2010 and 2009, respectively.
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
In May 2010, we completed the acquisition of Iconoculture. We acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. We also will be required to pay an additional $1.5 million on April 1, 2011, less any amounts that we are entitled to retain to reimburse us for any losses that are subject to indemnification by the sellers under the terms of the acquisition agreement. Additional consideration may be payable on April 1, 2011 if Iconoculture’s financial performance for the year ended December 31, 2010 meets specified targets. The estimate of the fair value of this liability is $1.9 million at December 31, 2010. The acquisition date fair value of the total consideration of $24.2 million was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. We allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $11.0 million to goodwill.
Cash flows from operating activities.
Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $85.1 million, $28.6 million, and $85.2 million in 2010, 2009, and 2008, respectively.
In 2010, the increase of $56.5 million in cash flows provided by operations was primarily due to higher sales bookings during the year (collection of cash before recognition of revenue) as evidenced by an increase of $22.4 million in deferred revenues in 2010, net of deferred revenue acquired, compared to a decrease of $47.5 million in 2009.
In 2009, the decrease of $56.6 million in cash flows provided by operations was primarily attributable to decreases in bookings late in 2008 and throughout 2009 when compared to prior periods. Membership fees receivable, net decreased $34.3 million at December 31, 2008 compared to December 31, 2007, which impacted cash collections in 2009.
We made income tax payments of $39.4 million, $32.7 million, and $55.2 million 2010, 2009, and 2008, respectively, and expect to continue making tax payments in future periods. We made payments under restructuring plans of $3.5 million, $12.4 million and $0.4 million in 2010, 2009 and 2008, respectively.
Cash flows from investing activities.
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows provided by investing activities were $0.1 million and $11.5 million in 2010 and 2009, respectively. In 2008, net cash flows used in investing activities were $16.3 million.

In 2010, we generated $22.4 million from maturities of marketable securities and used $8.3 million for capital expenditures, primarily on technology infrastructure and additional office space buildouts. Additionally, we used $13.0 million for the Iconoculture acquisition, which includes an initial payment of $9.0 million, net of cash acquired, and a working capital payment of $4.0 million. An additional $1.0 million was utilized for an equity method investment.
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
We estimate that capital expenditures to support our infrastructure will range from $8.0 to $10.0 million in 2011.
Cash flows from financing activities.
Net cash flows used in financing activities were $14.5 million, $24.6 million, and $100.3 million in 2010, 2009, and 2008, respectively.
In 2010, the $10.1 million decrease in cash flows used in financing activities was primarily the result of the decrease in our quarterly dividend in the second quarter of 2009. Our quarterly dividend was $0.44 in the first quarter of 2009 and $0.10 in the second, third, and fourth quarters of 2009. We raised our dividend per share to $0.11 in the first quarter of 2010. Additionally, we repurchased $1.2 million of our shares in 2010 compared to $0.1 million in 2009. These repurchases were the result of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards.
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
At December 31, 2010, we had outstanding letters of credit totaling $6.4 million for security deposits related to certain office leases. The letters of credit expire at various times from January 2011 through September 2011, but will automatically extend for another year from their expiration dates. To date, no amounts have been drawn on these agreements.
In February 2011, our Board of Directors declared a quarterly dividend of $0.15 per share for the first quarter of 2011.

Contractual obligations
The following table summarizes our known contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period (in thousands) at December 31, 2010
	Total	YE 2011	YE 2012	YE 2013	YE 2014	YE 2015	Thereafter
Operating lease obligations	$601,294	$35,069	$35,385	$35,402	$35,118	$35,493	$424,827
Deferred compensation liability	19,466	2,013	1,783	1,254	595	414	13,407
Purchase commitments	6,688	4,914	1,673	101	—	—	—

Total	$627,448	$41,996	$38,841	$36,757	$35,713	$35,907	$438,234

	Sublease receipts by period (in thousands) at December 31, 2010
	Total	YE 2011	YE 2012	YE 2013	YE 2014	YE 2015	Thereafter
Subleases receipts	$279,559	$9,932	$13,883	$14,238	$13,382	$14,954	$213,170
Operating lease obligations include scheduled rent increases for our headquarters of 1.85% per year through 2017, and 2% per year thereafter. Purchase commitments primarily relate to information technology and infrastructure contracts.
Not included in the table above are unrecognized tax benefits of $2.6 million.
Off-Balance Sheet Arrangements
At December 31, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
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
Interest rate risk
We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents are primarily comprised of cash held in demand deposit accounts at various financial institutions. Marketable securities consist primarily of Washington, D.C. tax exempt bonds. We perform periodic evaluations of the relative credit ratings related to cash and cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. A hypothetical 10% adverse movement in interest rates would not have a material impact on our results of operations or cash flows.

The following table provides the principal (notional) amount by expected maturity of our available-for-sale marketable securities at December 31, 2010 (dollars in thousands):

						Fair
						Value
	2011	2012	2013	Thereafter	Total	12/31/10
Marketable securities	$9,845	$3,700	$6,425	$—	$19,970	$20,964
Average effective interest rate	4.24%	4.25%	4.59%	—
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
The functional currency of substantially all of our wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. In 2010 and 2009, we recorded foreign currency translation gains totaling $0.1 million and $1.1 million, respectively, which are included in Other income (expense), net in the consolidated statements of income. A hypothetical 10% adverse movement in British Pounds would result in additional expense of approximately $4 million.

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
Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the evaluation under this framework, management concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2010.
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
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2010.

/s/ Thomas L. Monahan III Thomas L. Monahan III
Chief Executive Officer
February 28, 2011

/s/ Richard S. Lindahl Richard S. Lindahl
Chief Financial Officer
February 28, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Corporate Executive Board Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of The Corporate Executive Board Company and subsidiaries, and our report dated February 28, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2011

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$102,498	$31,760
Marketable securities	10,114	18,666
Membership fees receivable, net	141,322	125,716
Deferred income taxes, net	18,727	7,989
Deferred incentive compensation	15,710	9,721
Prepaid expenses and other current assets	10,388	9,584

Total current assets	298,759	203,436
Deferred income taxes, net	43,524	39,744
Marketable securities	10,850	25,784
Property and equipment, net	83,140	89,462
Goodwill	29,266	27,129
Intangible assets, net	13,828	12,246
Other non-current assets	30,782	25,394

Total assets	$510,149	$423,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,439	$48,764
Accrued incentive compensation	40,719	27,975
Deferred revenues	251,200	222,053

Total current liabilities	344,358	298,792
Deferred income taxes	679	867
Other liabilities	82,296	73,259

Total liabilities	427,333	372,918
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 43,533,802 and 43,313,597 shares issued and 34,322,055 and 34,147,008 shares outstanding at December 31, 2010 and 2009, respectively	435	433
Additional paid-in-capital	409,558	401,629
Retained earnings	300,030	274,718
Accumulated elements of other comprehensive income	1,714	1,181
Treasury stock, at cost, 9,211,747 and 9,166,589 shares at December 31, 2010 and 2009, respectively	(628,921)	(627,684)

Total stockholders’ equity	82,816	50,277

Total liabilities and stockholders’ equity	$510,149	$423,195

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008

Revenues	$438,907	$442,906	$558,352
Costs and expenses:
Cost of services	155,769	147,019	179,950
Member relations and marketing	123,890	126,023	161,670
General and administrative	60,871	59,415	76,120
Depreciation and amortization	20,462	22,991	21,631
Impairment loss	12,645	—	27,449
Costs associated with exit activities	—	11,518	—
Restructuring costs	—	8,568	8,006

Total costs and expenses	373,637	375,534	474,826

Income from operations	65,270	67,372	83,526
Other income (expense), net	3,140	6,246	(5,438)

Income before provision for income taxes	68,410	73,618	78,088
Provision for income taxes	28,047	27,989	33,291

Net income	$40,363	$45,629	$44,797

Earnings per share:
Basic	$1.18	$1.34	$1.31

Diluted	$1.17	$1.33	$1.30

Dividends per share	$0.44	$0.74	$1.76

Weighted average shares outstanding:
Basic	34,256	34,111	34,205
Diluted	34,553	34,293	34,329
See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$40,363	$45,629	$44,797
Adjustments to reconcile net income to net cash flows provided by operating activities:
Deferred income taxes	(11,628)	(255)	(22,064)
Amortization of marketable securities premiums, net	357	691	695
Share-based compensation	7,490	10,751	12,525
Excess tax benefits from share-based compensation arrangements	(942)	—	—
Depreciation and amortization	20,462	22,991	21,631
Impairment loss	12,645	—	27,449
Costs associated with exit activities	—	11,518	—
Gain on acquisition	—	(680)	—
Changes in operating assets and liabilities:
Membership fees receivable, net	(13,231)	3,622	36,112
Deferred incentive compensation	(5,989)	2,900	2,923
Prepaid expenses and other current assets	(446)	(91)	2,283
Other non-current assets	(5,387)	(9,525)	6,375
Accounts payable and accrued liabilities	(2,792)	(18,533)	11,053
Accrued incentive compensation	12,744	2,387	(6,210)
Deferred revenues	22,413	(47,512)	(60,548)
Other liabilities	9,036	4,681	8,211

Net cash flows provided by operating activities	85,095	28,574	85,232
Cash flows from investing activities:
Purchases of property and equipment	(8,322)	(7,052)	(42,483)
Cost method investment	—	(1,000)	(386)
Acquisition of businesses, net of cash acquired	(13,957)	5,173	(10,005)
Purchases of marketable securities	—	—	(12,489)
Sales and maturities of marketable securities	22,381	14,409	49,024

Net cash flows provided by (used in) investing activities	102	11,530	(16,339)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	436	—	100
Proceeds from issuance of common stock under the employee stock purchase plan	451	725	1,419
Excess tax benefits from share-based compensation arrangements	942	—	—
Purchase of treasury shares	(1,237)	(87)	(41,842)
Payment of dividends	(15,051)	(25,196)	(59,941)

Net cash flows used in financing activities	(14,459)	(24,558)	(100,264)

Net increase (decrease) in cash and cash equivalents	70,738	15,546	(31,371)
Cash and cash equivalents, beginning of year	31,760	16,214	47,585

Cash and cash equivalents, end of year	$102,498	$31,760	$16,214

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2008, 2009, and 2010
(In thousands, except share amounts)

					Accumulated
					elements of other			Annual
	Common stock		Additional	Retained	comprehensive	Treasury		comprehensive
	Shares	Amount	paid-in-capital	earnings	income (loss)	stock	Total	income
Balance at December 31, 2007	34,993,581	$431	$383,636	$269,429	$(194)	$(585,755)	$67,547	$80,833

Issuance of common stock upon the exercise of common stock options and release of restricted stock units	46,125	1	100	—	—	—	101	$—
Issuance of common stock under the employee stock purchase plan	39,730	—	1,419	—	—	—	1,419	—
Share-based compensation	—	—	12,525	—	—	—	12,525	—
Tax effect of share-based compensation	—	—	(2,246)	—	—	—	(2,246)
Purchase of treasury shares	(1,035,684)	—	—	—	—	(41,842)	(41,842)	—
Unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	208	—	208	208
Foreign currency hedge	—	—	—	—	(333)	—	(333)	(333)
Cumulative translation adjustment	—	—	—	—	374	—	374	374
Payment of dividends	—	—	—	(59,941)	—	—	(59,941)	—
Net income	—	—	—	44,797	—	—	44,797	44,797

Balance at December 31, 2008	34,043,752	432	395,434	254,285	55	(627,597)	22,609	$45,046

Issuance of common stock upon the release of restricted stock units	59,782	—	—	—	—	—	—	$—
Issuance of common stock under the employee stock purchase plan	48,448	1	724	—	—	—	725	—
Share-based compensation	—	—	10,751	—	—	—	10,751	—
Tax effect of share-based compensation	—	—	(5,280)	—	—	—	(5,280)
Purchase of treasury shares	(4,974)	—	—	—	—	(87)	(87)	—
Unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(195)	—	(195)	(195)
Foreign currency hedge	—	—	—	—	1,341	—	1,341	1,341
Cumulative translation adjustment	—	—	—	—	(20)	—	(20)	(20)
Payment of dividends	—	—	—	(25,196)	—	—	(25,196)	—
Net income	—	—	—	45,629	—	—	45,629	45,629

Balance at December 31, 2009	34,147,008	433	401,629	274,718	1,181	(627,684)	50,277	$46,755

Issuance of common stock upon the exercise of common stock options and release of restricted stock units	198,537	2	434	—	—	—	436	$—
Issuance of common stock under the employee stock purchase plan	21,668	—	451	—	—	—	451	—
Share-based compensation	—	—	7,490	—	—	—	7,490	—
Tax effect of share-based compensation	—	—	(446)	—	—	—	(446)	—
Purchase of treasury shares	(45,158)	—	—	—	—	(1,237)	(1,237)	—
Unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(460)	—	(460)	(460)
Foreign currency hedge	—	—	—	—	109	—	109	109
Cumulative translation adjustment	—	—	—	—	884	—	884	884
Payment of dividends	—	—	—	(15,051)	—	—	(15,051)	—
Net income	—	—	—	40,363	—	—	40,363	40,363

Balance at December 31, 2010	34,322,055	$435	$409,558	$300,030	$1,714	$(628,921)	$82,816	$40,896

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of operations
The Corporate Executive Board Company (the “Company”) provides essential information by analyzing and disseminating the most successful practices from its global network of members. The Company drives corporate performance through a network of executives and business professionals by providing actionable insights, analytical tools, and advisory support to quickly and confidently focus efforts on what executives and their teams need to know, and do, next. The Company provides its members with the authoritative and timely decision support they need to elevate company performance and excel in their careers. For an annual fee, members of each program and service have access to an integrated set of products and services, including best practices studies, executive education, customized analysis, proprietary databases and decision support tools. The Company also generates advertising and content-related revenues through its wholly-owned subsidiary, Toolbox.com, Inc. (“Toolbox.com”).
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
Foreign currency
The functional currency of substantially all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. In 2010 and 2009, the Company recorded foreign currency translation gains totaling $0.1 million and $1.1 million, respectively, which are included in Other income (expense), net in the consolidated statements of income.
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

Cash and cash equivalents and marketable securities
The Company’s cash and cash equivalents balance is primarily comprised of cash held in demand deposit accounts at various financial institutions. Investments with maturities of more than three months of purchase are classified as marketable securities. At December 31, 2010 the Company’s marketable securities consisted primarily of Washington, D.C. tax exempt bonds. At December 31, 2009, the Company’s marketable securities consisted primarily of U.S. Treasury notes and Washington, D.C. tax exempt bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. The net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on the sale of marketable securities. The Company may elect not to hold these marketable securities to maturity and may elect to sell these securities at any time.
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
Goodwill
As the result of acquisitions, the Company records any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. The Company tests goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. The Company has concluded that its reporting units used to assess goodwill impairment are the same as its operating segments. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and a variety of other circumstances. If it is determined that impairment has occurred, the Company records a write-down of the carrying value as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in its consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.
The determination of the fair value of individual reporting units is based upon the average of an income approach (discounted cash flow method) and a market approach (guideline company method). These models require the Company to make various judgmental estimates and assumptions about sales, operating margins, growth rates, discount factors, and valuation multiples.
In 2010 and 2008, the Company concluded there were impairment indicators relating to its Toolbox.com reporting unit and recognized an impairment loss in each of these years (see Note 9).

Intangible assets, net
Intangible assets consist primarily of technology and member relationships. These assets are amortized on a straight-line basis over their estimated useful lives of 2 to 20 years. The gross carrying amount of intangible assets was $34.4 million and $26.9 million and accumulated amortization was $20.6 million and $14.7 million at December 31, 2010 and 2009, respectively. Amortization expense was $5.9 million, $5.7 million, and $5.8 million in 2010, 2009, and 2008, respectively. In 2010 and 2008, the Company recorded an impairment loss for intangible assets of $3.1 million and $4.5 million, respectively (see Note 9). The estimated aggregate amortization expense for each of the succeeding five years ended 2011 through 2015 is $3.8 million, $3.5 million, $2.6 million, $1.9 million, and $0.7 million, respectively.
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
Operating leases
The Company recognizes rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. The Company recognizes sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.
Share-based compensation
The Company has several share-based compensation plans. These plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses to employees and non-employee members of the Board of Directors. Share-based compensation expense is measured at the grant date of the share-based awards based on their fair value, and is recognized on a straight-line basis over the vesting periods, net of an estimated forfeiture rate.

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
Advertising expense
The costs of designing and preparing advertising material are recognized throughout the production process. Communication costs, including magazine and newspaper space, radio time, and distribution, are recognized when the communication takes place. Advertising expense in 2010 and 2009 was $1.9 million and $0.9 million, respectively.
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
Concentration of credit risk and sources of revenues
Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of membership fees receivable, cash and cash equivalents, and marketable securities. Concentration of credit risk with respect to membership fees receivable is limited due to the large number of members and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining membership base in periods of unforeseen market downturns, severe competition, or international developments. The Company performs periodic evaluations of the membership base and related membership fees receivable and establishes allowances for potential credit losses.
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
Accumulated elements of other comprehensive income
Accumulated elements of other comprehensive income included within stockholders’ equity consist of the following (in thousands):

	December 31,
	2010	2009
Unrealized gains, net of tax, for available-for-sale marketable securities	$416	$876
Unrealized gains (losses), net of tax, for forward currency contracts	60	(49)
Cumulative translation adjustment	1,238	354

Accumulated elements of other comprehensive income	$1,714	$1,181

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

	Year ended December 31,
	2010	2009	2008
Basic weighted average shares outstanding	34,256	34,111	34,205
Effect of dilutive shares outstanding	297	182	124

Diluted weighted average shares outstanding	34,553	34,293	34,329

In 2010, 2009, and 2008, 2.45 million, 3.15 million, and 3.46 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive shares outstanding shown above because their impact would be anti-dilutive.
Note 3. Recent accounting pronouncements
Recently adopted
In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring additional disclosures for significant transfers between Level 1 and 2 fair value measurements and clarifications to existing fair value disclosures related to the level of disaggregation, inputs, and valuation techniques. The adoption of this new accounting guidance in 2010 did not have a material impact on the consolidated financial statements.
Not yet adopted
In January 2010, the FASB issued new accounting guidance to require additional disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 fair value measurements. This new accounting guidance will be effective on January 1, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.
In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables that is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This new accounting guidance will be effective on January 1, 2011 and it eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company’s memberships are sold with multiple elements with the majority of all service offerings being consistently available throughout the membership period. The Company currently expects that approximately 5% to 10% of 2011 sales will not be recognized ratably across the membership periods, rather it will be recognized upon delivery of services, or related deliverables, or upon completion of the membership period, both of which may be subsequent to 2011.

Note 4. Acquisitions
2010 Acquisition
In May 2010, the Company completed the acquisition of Iconoculture, Inc., a Minnesota corporation (“Iconoculture”). Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. The Company acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. The Company also will be required to pay an additional $1.5 million on April 1, 2011, less any amounts that the Company is entitled to retain to reimburse it for any losses that are subject to indemnification by the sellers under the terms of the acquisition agreement. Additional consideration may be payable on April 1, 2011 if Iconoculture’s financial performance for the year ended December 31, 2010 meets certain specified targets. The estimate of the fair value of this liability at the acquisition date was $3.0 million. In the fourth quarter of 2010, the Company changed its fair value estimate of the liability to $1.9 million and recorded the change in estimate as a reduction in General and administrative expense. The acquisition date fair value of the total consideration was $24.2 million and was preliminarily allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $11.0 million to goodwill.
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
2008 Acquisitions
In October and December 2008, the Company acquired 100% of the equity interests of two companies that supplement its existing product offerings. The total purchase price for both acquisitions was $10.0 million, net of cash acquired, which was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $5.6 million to intangible assets with a weighted average amortization period of eight years and $6.7 million to goodwill. The purchase price for one of the acquisitions may be increased if certain performance targets are met during 2011.
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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	Fair Value
	as of	Fair Value Measurements Using
	December 31,	Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$102,498	$102,498	$—	$—
Debt securities issued by the District of Columbia	20,964	20,964	—	—
Variable insurance products held in a Rabbi Trust	14,905	—	14,905	—
Forward currency exchange contracts	232	$—	232	$—

Financial liabilities
Forward currency exchange contracts	113	—	113	—
Contingent consideration — Iconoculture	$1,900	$—	$—	$1,900

	Fair Value
	as of	Fair Value Measurements Using
	December 31,	Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,760	$31,760	$—	$—
Debt securities issued by the District of Columbia	31,859	31,859	—	—
U.S. Treasury securities	12,591	12,591	—	—
Variable insurance products held in a Rabbi Trust	13,612	—	13,612	—

Financial liabilities
Forward currency exchange contracts	$173	$—	173	$—
The fair value of variable insurance products held in a Rabbi Trust are based on actuarial estimates derived from various observable market inputs. The fair value for foreign currency exchange contracts are based on bank quotations for similar instruments using models with market-based inputs.
The fair value estimate of the Iconoculture contingent consideration was $2.6 million at the date of acquisition. Changes in the fair value of the contingent consideration subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements and discount rates, are recognized in earnings in periods when the estimated fair value changes. The following table represents a reconciliation of the change in the liability:

Contingent
Consideration
Balance at December 31, 2009	$—
Addition of Iconoculture contingent consideration	2,634
Accretion	366
Fair value change	(1,100)

Balance at December 31, 2010	$1,900

Certain assets, such as goodwill, intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded fair value adjustments relating to the Iconoculture contingent consideration described above and the Toolbox.com impairment (see Note 9). All such fair value measurements are included in the level 3 fair value hierarchy.

Note 6. Marketable securities
The aggregate fair value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

December 31, 2010
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Washington D.C. tax exempt bonds	$20,964	$20,265	$699	$—

	December 31, 2009
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
U.S. Treasury notes	$12,591	$12,542	$49	$—
Washington D.C. tax exempt bonds	31,859	30,462	1,397	—

	$44,450	$43,004	$1,446	$—

The following table summarizes marketable securities maturities (in thousands):

	December 31, 2010
	Fair	Amortized
	Value	Cost
Less than one year	$10,114	$9,928
Matures in 1 to 5 years	10,850	10,337

Marketable securities	$20,964	$20,265

Note 7. Membership fees receivable
Membership fees receivable consists of the following (in thousands):

	December 31,
	2010	2009
Billed	$106,784	$99,273
Unbilled	36,327	28,929

	143,111	128,202
Allowance for uncollectible revenue	(1,789)	(2,486)

Membership fees receivable, net	$141,322	$125,716

Note 8. Property and equipment
Property and equipment consists of the following (in thousands):

	December 31,
	2010	2009
Furniture, fixtures, and equipment	$47,592	$42,671
Leasehold improvements	77,924	77,120
Computer software and Web site development costs	24,916	20,289

	150,432	140,080
Accumulated depreciation	(67,292)	(50,618)

Property and equipment, net	$83,140	$89,462

Depreciation expense was $14.6 million, $17.3 million, and $15.8 million in 2010, 2009, and 2008, respectively.

Note 9. Goodwill and intangible assets
The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2010	2009
Beginning of year	$27,129	$26,392
Goodwill acquired	11,453	628
Foreign currency translation adjustment	205	109
Impairment loss	(9,521)	—

End of year	$29,266	$27,129

In the third quarter of 2010, the Company concluded there were impairment indicators relating to its Toolbox.com reporting unit based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue). The Company completed an impairment test at September 1, 2010 and concluded that goodwill and intangible asset amounts were impaired. The total pre-tax impairment loss recognized in 2010 was $12.6 million ($9.5 million related to goodwill and $3.1 million related to intangible assets).
The Company utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value. Significant assumptions included: expected revenue growth rates, reporting unit profit margins, and working capital levels; a discount rate of 19%; and a terminal value based upon long-term growth assumptions. The expected future revenue growth rates and profit margins were determined after taking into consideration historical revenue growth rates and profit margins, the Company’s assessment of future market potential, and the Company’s expectations of future business performance.
In the fourth quarter of 2008, based on a combination of factors (including the economic environment and the near term outlook for advertising related revenues), the Company concluded that goodwill and intangible asset amounts previously recorded for the 2007 acquisition of Toolbox.com were impaired. We utilized the income approach (discounted cash flow method) and the market approach (guideline company method and the transaction method) in the determination of the fair value of Toolbox.com. The total impairment loss recognized in the fourth quarter of 2008 was $27.4 million ($22.9 million related to goodwill and $4.5 million related to intangible assets).
Note 10. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accounts payable	$6,115	$7,411
Advanced membership payments received	16,149	10,995
Other accrued liabilities	30,175	30,358

Accounts payable and accrued liabilities	$52,439	$48,764

Note 11. Other liabilities
Other liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Deferred compensation	$11,215	$9,890
Lease incentives	31,619	33,588
Deferred rent benefit — long term	23,079	19,459
Other	16,383	10,322

Total other liabilities	$82,296	$73,259

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
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The notional amount of outstanding forward contracts was $18.9 million at December 31, 2010.
The fair value of all derivative instruments, which are designated as hedging instruments, on the Company’s consolidated balance sheets are as follows (in thousands):

	December 31,
Balance Sheet Location	2010	2009
Assets
Prepaid expenses and other current assets	$232	$—
Liability
Accounts payable and accrued liabilities	$113	$173
The pre-tax effect of derivative instruments on the Company’s consolidated statements of income is shown in the table below (in thousands):

Location of Loss Reclassified from	Amount of Gain (Loss) Reclassified		Amount of Gain (Loss)
Accumulated OCI into Income	from Accumulated OCI into Income	Derivatives in cash flow	Recognized in OCI on Derivative
(Effective portion)	(Effective portion)	hedging relationships	(Effective portion)
	Year ended December 31, 2010		Year ended December 31, 2010
Cost of services	$3	Forward currency	$190
Member relations and marketing	4	Contracts
General & Administrative	(11)

Total	$(4)

Location of Loss Reclassified from	Amount of Gain (Loss) Reclassified		Amount of Gain (Loss)
Accumulated OCI into Income	from Accumulated OCI into Income	Derivatives in cash flow	Recognized in OCI on Derivative
(Effective portion)	(Effective portion)	hedging relationships	(Effective portion)
	Year ended December 31, 2009		Year ended December 31, 2009
Cost of services	$(1,052)	Forward currency	$168
Member relations and marketing	(780)	Contracts
General & Administrative	(401)

Total	$(2,233)

Note 13. Stockholders’ equity and share-based compensation
Share-based compensation
Under share-based compensation plans, the Company may grant employees, directors and consultants options to purchase common stock, stock appreciation rights, and restricted stock units. Options are rights to purchase common stock of the Company at the fair market value on the date of grant. Stock appreciation rights are equity settled share-based compensation arrangements whereby the number of shares of the Company’s common stock that will ultimately be issued is based upon the appreciation of the Company’s common stock and the number of awards granted to an individual. Restricted stock units are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of options and stock appreciation rights do not participate in dividends until after the exercise of the award. Restricted stock unit holders do not participate in dividends nor do they have voting rights until the restrictions lapse.
Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. Share-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual forfeitures. In 2010, the Company decreased its estimated forfeiture rate to 14%. In 2009, the Company increased its estimated forfeiture rate from 14% to 16%.
The Company recognized total share-based compensation costs of $7.5 million, $10.8 million and $12.5 million in 2010, 2009, and 2008, respectively. These amounts are allocated to Cost of services, Member relations and marketing, and General and administrative expenses in the consolidated statements of income. The total income tax benefit for share-based compensation arrangements was $3.0 million, $4.3 million and $5.0 million in 2010, 2009, and 2008, respectively. At December 31, 2010, $14.7 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.
Equity incentive plans
The Company issues awards under the 2004 Stock Incentive Plan, as amended, (the “2004 Plan”) and the Directors’ Stock Option Plan, adopted in 1998 (the “Directors’ Plan’’) (together “the Plans’’). All regular employees, directors and consultants are eligible to receive equity awards. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and incentive bonuses. The 2004 Plan provides for the issuance of up to 6.3 million shares of common stock, plus any shares subject to outstanding awards under prior equity compensation plans up to an aggregate maximum of 9.4 million shares. The terms of the awards granted under the Plans, including vesting, forfeiture, and post termination exercisability are set by the plan administrator, subject to certain restrictions. The contractual term of equity awards ranges from 4 to 10 years. The Company had 2.2 million shares available for issuance under the Plans at December 31, 2010.
Restricted stock units
The following table summarizes the changes in restricted stock units:

	2010		2009		2008
	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Restricted	Grant Date Fair	of Restricted	Grant Date Fair	of Restricted	Grant Date Fair
	Stock Units	Value	Stock Units	Value	Stock Units	Value
Nonvested, beginning of year	655,792	$15.17	133,196	$60.18	101,268	$84.03
Granted	403,310	25.76	665,059	10.72	70,235	36.37
Forfeited	(43,536)	13.08	(81,940)	19.42	(13,045)	68.56
Vested	(183,109)	20.09	(60,523)	59.60	(25,262)	85.26

Nonvested, end of year	832,457	$19.33	655,792	$15.17	133,196	$60.18

Stock appreciation rights
The following assumptions were used to value grants of stock appreciation rights:

	Year ended December 31,
	2010	2009	2008
Risk-free interest rate	4.30%	—	4.31%
Dividend yield	1.50%	—	3.86%
Expected life of option (in years)	4.8	—	5.1
Expected volatility (calculated historically)	42%	—	35%
Weighted-average fair value of share-based compensation awards granted	$11.05	$—	$7.37
The following table summarizes the changes in stock appreciation rights:

	2010		2009		2008
	Number of		Number of		Number of
	Stock	Weighted	Stock	Weighted	Stock	Weighted
	Appreciation	Average	Appreciation	Average	Appreciation	Average
	Rights	Exercise Price	Rights	Exercise Price	Rights	Exercise Price
Outstanding, beginning of year	1,351,698	$64.51	1,848,263	$66.16	1,293,319	$83.82
Granted	60,000	30.01	—	—	816,507	40.95
Forfeited	(122,625)	62.64	(496,565)	70.81	(261,563)	74.80
Exercised	—	—	—	—	—	—

Outstanding, end of year	1,289,073	$63.08	1,351,698	$64.51	1,848,263	$66.16

Vested or expected to vest, end of year	1,136,816	$64.71	1,089,856	$65.39	1,270,404	$69.22

Exercisable, end of year	860,271	$70.73	604,176	$74.04	383,237	$87.38

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. The vested stock appreciation rights outstanding did not have any intrinsic value at December 31, 2010 and 2009.
The following table summarizes the characteristics of stock appreciation rights at December 31, 2010:

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Prices	Shares	Price	Life-Years	Shares	Price	Life-Years
$30.01 – $45.74	589,506	$40.05	4.40	268,886	$41.19	4.08
66.60 – 76.00	435,552	73.35	3.31	327,370	73.36	3.31
97.56 – 97.56	264,015	97.56	2.19	264,015	97.56	2.19

$30.01 – $97.56	1,289,073	$63.08	3.58	860,271	$70.73	3.21

Common stock options
The following table summarizes the changes in common stock options:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price	of Options	Exercise Price
Outstanding, beginning of year	1,202,717	$53.03	1,803,027	$52.75	2,198,953	$53.28
Granted	—	—	—	—	—	—
Forfeited	(56,002)	55.83	(600,310)	52.19	(326,869)	61.14
Exercised	(23,850)	27.37	—	—	(69,057)	29.74

Outstanding, end of year	1,122,865	$53.44	1,202,717	$53.03	1,803,027	$52.75

Vested or expected to vest, end of year	1,122,865	$53.44	1,202,717	$53.03	1,701,917	$51.97

Exercisable, end of year	1,122,865	$53.44	1,202,717	$53.03	1,580,902	$50.89

At December 31, 2010, the Company had common stock options outstanding to purchase an aggregate of 201,375 shares with an exercise price below the quoted price of its stock, resulting in an aggregate intrinsic value of $1.1 million. At December 31, 2009, the aggregate intrinsic value of common stock options outstanding and exercisable was $0. The total intrinsic value of common stock options exercised in 2010, 2009, and 2008 was $0.1 million, $0, and $0.9 million, respectively.

The following table summarizes the characteristics of options at December 31, 2010:

	Options Outstanding and Exercisable
			Weighted
		Weighted	Average
		Average	Remaining
Range of Exercise		Exercise	Contractual
Prices	Shares	Price	Life-Years
$31.00 – $36.81	201,375	$32.28	1.71
45.10 – 64.30	393,115	46.37	0.70
64.88 – 89.70	528,375	66.76	1.25

$31.00 – $89.70	1,122,865	$53.44	1.14

Share Repurchases
Repurchases may continue to be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company funds its share repurchases with cash on hand and cash generated from operations. In 2010, 2009, and 2008, the Company repurchased approximately 45,000, 5,000, and 1.0 million shares, respectively, of its common stock at a total cost of $1.2 million, $0.1 million, and $41.8 million, respectively. The remaining share repurchase authorization was $21.1 million at December 31, 2010.
Dividends
The Company funds its dividend payments with cash on hand and cash generated from operations. In February 2011, the Board of Directors declared a quarterly cash dividend of $0.15 per share. The dividend is payable on March 31, 2011 to stockholders of record at the close of business on March 15, 2011. In 2010, the Board of Directors declared quarterly cash dividends of $0.11 per share for each quarter of 2010.
Preferred stock
The Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share at December 31, 2010 and 2009. No shares were issued and outstanding at December 31, 2010 and 2009.
Note 14. Costs associated with exit activities
In June 2009, the Company ceased using and entered into a sublease agreement for a portion of its headquarters facility. Also in 2009, the Company ceased using a portion of two other facilities. The Company has sublet a portion of one facility and is attempting to sublease a portion of the other facility. The Company incurred a total pre-tax charge of $11.5 million in 2009 primarily related to the impairment of leasehold improvements and furniture, fixtures and equipment.
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
The Company does not expect to incur any significant additional costs under the 2008 Plan, 2009 Plan, or Tower Group Plan.

			Tower
	2008	2009	Group
	Plan	Plan	Plan
Balance at December 31, 2008	$7,607	$—	$—
Costs incurred	1,253	7,808	1,162
Cash payments	(7,089)	(5,292)	(53)
Change in estimate	(1,239)	(44)	—

Balance at December 31, 2009	532	2,472	1,109
Cash payments	(498)	(1,843)	(1,109)
Change in estimate	(34)	—	—

Balance at December 31, 2010	$—	$629	$—

Note 16. Income taxes
The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008

Current tax expense
Federal	$31,158	$20,914	$42,607
State and local	8,244	6,035	9,639
Foreign	273	1,295	1,865

Total current	39,675	28,244	54,111

Deferred tax (benefit) expense
Federal	(8,214)	1,077	(19,535)
State and local	(3,141)	(949)	(841)
Foreign	(273)	(383)	(444)

Total deferred	(11,628)	(255)	(20,820)

Provision for income taxes	$28,047	$27,989	$33,291

In 2010, 2009 and 2008, the Company made cash payments for income taxes of $39.4 million, $32.7 million and $55.2 million, respectively.

The components of Income before provision for income taxes were as follows:

	Year ended December 31,
	2010	2009	2008

U.S. sources	$67,962	$69,600	$74,002
Non-U.S. sources	448	4,018	4,086

Total	$68,410	$73,618	$78,088

The provision for income taxes differs from the amount of income taxes determined by applying the U.S. federal income tax statutory rate to income before provision for income taxes as follows:

	Year ended December 31,
	2010	2009	2008

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	4.9	5.3
Foreign income tax	(0.3)	(0.3)	(0.4)
Foreign currency loss	—	(0.6)	1.7
Permanent differences and credits, net	(0.9)	(1.0)	1.0
Reserve for tax contingencies	2.2	—	—

Effective tax rate	41.0%	38.0%	42.6%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (certain prior year amounts have been reclassified to conform with the current year presentation, in thousands):

	December 31,
	2010	2009

Deferred tax assets
Share-based compensation	$14,700	$14,529
Goodwill and intangibles	14,736	11,498
Accrued incentive compensation	14,403	10,070
Net operating loss and tax credit carryforwards	14,598	8,189
Operating leases and lease incentives	13,012	13,671
Accruals and reserves	1,204	1,729
Deferred compensation plan	3,493	3,893
Deferred revenues	2,398	525
Other	922	1,614

Total deferred tax assets	79,466	65,718
Valuation allowance	(7,493)	(9,091)

Total deferred tax assets, net of valuation allowance	71,973	56,627
Deferred tax liabilities
Deferred incentive compensation	5,853	3,882
Depreciation	1,636	2,846
Other	2,912	3,033

Total deferred tax liabilities	10,401	9,761

Deferred tax assets, net	$61,572	$46,866

In estimating future tax consequences, Accounting Standards Codification 740 generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The valuation allowance at December 31, 2010 and 2009 was primarily related to state tax credit carryforwards from the District of Columbia described below. The valuation allowance at December 31, 2009 also included state net operating loss carryforwards and a capital loss carryforward. The net change in the valuation allowance was a decrease of $1.6 million and an increase of $0.9 million in 2010 and 2009, respectively.
The Company has approximately $5.5 million of federal and state net operating loss carryforwards available as a result of the acquisition of Iconoculture. These carryforwards will be available to offset future income through 2031. The use of these net operating loss carryforwards may be limited.

The Company generated net operating loss carryforwards for state income tax purposes of $0.3 million, $0.2 million and $0.2 million in 2010, 2009 and 2008, respectively, which are available to offset future state taxable income through 2030. The Company recorded a $0.2 million and $0.2 million valuation allowance related to these net operating loss carryforwards at December 31, 2009, and 2008, respectively. At December 31, 2010, the subsidiary to which these net operating loss carryforwards are related converted from a corporation to a limited liability company. As a result of this conversion, the valuation allowances against the state net operating loss carryforwards were determined to be no longer necessary as the losses will be available to offset income generated by the Company.
Upon moving its headquarters to Arlington, Virginia, the Company became eligible to receive the Major Business Facilities Job Tax Credit (“JTC”). The JTC was measured in 2009 based on the number of full-time jobs that were created or relocated to Virginia. The amount of the credit measured in 2009 was $1.0 million. This credit can be applied against Virginia state income taxes in 2009 and 2010. Virginia law requires this credit to be recaptured and refunded to the extent average levels of employment decrease during the five years following the measurement of the credit. The Company has estimated $0.1 million and $0.3 million of this credit were recaptured at December 31, 2010 and 2009, respectively, and a valuation allowance was recorded in this amount against the tax credit carryforward.
The Company has Washington D.C. tax credit carryforwards resulting in a deferred tax asset of $7.4 million at December 31, 2010 and 2009, respectively. These credits expire in years 2011 through 2017. The Company recorded a $7.4 million valuation allowance related to these credit carryforwards at December 31, 2010 and 2009, respectively.
Undistributed earnings of the Company’s foreign subsidiaries amounted to $18.2 million, $15.2 million and $15.1 million at December 31, 2010, 2009 and 2008, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.
A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	December 31,
	2010	2009
Balance at beginning of the year	$592	$427
Additions based on tax positions related to the current year	79	32
Additions for tax positions of prior years	1,912	177
Reductions for tax positions of prior years	—	—
Reductions for lapse of statute of limitations	(20)	(44)
Settlements	—	—

Balance at end of the year	$2,563	$592

The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2007. The Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized, except for $1.2 million of tax credits that would be available to offset this liability. Interest and penalty expense recognized related to uncertain tax positions amounted to $0.5 million, $0.2 million, and $0.1 million in 2010, 2009 and 2008, respectively. Total accrued interest and penalties at December 31, 2010 and 2009 was $0.9 million and $0.5 million, respectively, and was included in accrued expenses. The Company elects to classify accrued interest and penalties related to the unrecognized tax benefits in its income tax provision.
The Company has unrecognized tax benefits relating to items of income which are expected to reverse in 2011 upon filing of the Company’s 2010 income tax returns. The range of decrease is expected to be between $1.4 million and $1.8 million.
Note 17. Employee benefit plans
Defined contribution 401(k) plan
The Company sponsors a defined contribution 401(k) plan (the “Plan”) in which the Company’s employees participate. Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. The Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The Company’s matching contribution is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire, and that an employee must be employed by the Company on the last day of a Plan year in order to vest in the Company’s contribution for that year. Company contributions to the Plan were $2.9 million, $3.1 million, and $4.0 million in 2010, 2009, and 2008, respectively.

Employee stock purchase plan
The Company sponsors an employee stock purchase plan (the “ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first or last day of the applicable offering period. In 2010, 2009, and 2008, the Company issued 21,668 shares, 48,448 shares, and 39,730 shares of common stock, respectively. At December 31, 2010, approximately 750,000 shares were available for issuance.
Deferred compensation plan
The Company has a Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Deferred Compensation Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. Investment earnings associated with the Deferred Compensation Plan’s assets are included in Other income, net while changes in individual participant account balances are recorded as compensation expense in the consolidated statements of income. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a rabbi trust to hold assets utilized by the Company to pay benefits under the Plan. The Company did not make any discretionary contributions to the Plan in 2010, 2009, and 2008.
Note 18. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.
In May 2010, the Company amended and restated the sublease agreement entered into in June 2009 with a third party to exercise the extension clause contained in the original sublease from October 2021 through January 2028, which terminates with the Company's existing lease in January 2028. The Company also sublet additional space from November 2011 through January 2028 and from October 2014 through January 2028. The amended and restated sublease also contains an expansion option for additional square footage, which may be exercised at the subtenant's discretion, from October 2014 through January 2028. Total non-cancelable sublease payments over the term will be $283.8 million. The subtenant will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes.
Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at December 31, 2010:

	Payments due and sublease receipts by period (in thousands) at December 31, 2010
	Total	YE 2011	YE 2012	YE 2013	YE 2014	YE 2015	Thereafter
Operating lease obligations	$601,294	$35,069	$35,385	$35,402	$35,118	$35,493	$424,827
Subleases receipts	279,559	9,932	13,883	14,238	13,382	14,954	213,170

Total net lease obligations	$321,735	$25,137	$21,502	$21,164	$21,736	$20,539	$211,657

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
Other
At December 31, 2010, the Company had outstanding letters of credit totaling $6.4 million to provide security deposits for certain office space leases. The letters of credit expire in the period from January 2011 through September 2011, but will automatically extend for another year from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.
The Company continues to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.0 million and $3.9 million at December 31, 2010 and 2009, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Note 19. Segments and geographic areas
Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Operating results for certain operating segments do not meet the quantitative thresholds individually or in the aggregate for separate disclosure; thus, the Company has one reportable segment.
The Company has net sales and long-lived assets, consisting of property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States	Europe	Other countries	Total
2010
Revenues	$297,381	$69,755	$71,771	$438,907
Long-lived assets	112,366	4,876	8,992	126,234
2009
Revenues	$293,994	$77,573	$71,339	$442,906
Long-lived assets	112,932	5,843	10,062	128,837
2008
Revenues	$382,705	98,828	$76,819	$558,352
Long-lived assets	136,280	14,730	1,781	152,791
Note 20. Quarterly financial data (unaudited)
Unaudited summarized quarterly financial data is as follows (in thousands, except per-share amounts):

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$100,175	$109,577	$112,113	$117,042
Impairment loss	—	—	12,645	—
Total costs and expenses	79,899	89,885	103,789	100,064
Income from operations	20,276	19,692	8,324	16,978
Income before provision for income taxes	19,818	18,903	11,449	18,240
Net income	$11,633	$10,980	$6,989	$10,761
Earnings per share:
Basic	$0.34	$0.32	$0.20	$0.31
Diluted	$0.34	$0.32	$0.20	$0.31

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$117,440	$110,695	$106,819	$107,952
Costs associated with exit activities	—	11,518	—	—
Restructuring costs	944	4,244	2,327	1,053
Total costs and expenses	95,740	106,596	84,900	88,298
Income from operations	21,700	4,099	21,919	19,654
Income before provision for income taxes	21,790	8,243	22,746	20,839
Net income	$13,072	$4,946	$14,177	$13,434
Earnings per share:
Basic	$0.38	$0.15	$0.42	$0.39
Diluted	$0.38	$0.14	$0.41	$0.39

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
See Report of Management’s Assessment of Internal Control Over Financial Reporting and the attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on effectiveness of our internal controls over financial reporting in Item 8.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The following information is included in the Company’s Proxy Statement related to its 2011 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2010 (the “Proxy Statement”) and is incorporated herein by reference:
•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company
•	Information regarding executive officers of the Company

•	Information regarding the Company’s Audit Committee and designated “audit committee financial experts”
•
Information on the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Code of Conduct for Officers, Directors and Employees,” and on the Company’s corporate governance guidelines

•	Information regarding Section 16(a) beneficial ownership reporting compliance

Item 11.	Executive Compensation.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•	Information regarding the Company’s compensation of its named executive officers
•	Information regarding the Company’s compensation of its directors
•	The report of the Company’s Compensation Committee

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following information is included in the Proxy Statement and is incorporated herein by reference:
•	Information regarding security ownership of certain beneficial owners, directors and executive officers
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2010.

	(A)	(B)	(C)
Number Of
	Securities To Be		Number of Securities
	Issued Upon		Remaining Available
	Exercise Of	Weighted-Average	For Future Issuances under
	Outstanding	Exercise Price Of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	And Rights	Warrants And Rights	Reflected In Column (A))
Equity compensation plans approved by stockholders	3,024,295	$60.41	2,222,780
Equity compensation plans not approved by stockholders (1)	220,100	40.48	—

Total	3,244,395	$58.59	2,222,780

(1)
In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan’’), which was not approved by stockholders. In December 2006, the Company further amended the 2002 Plan to address new guidance regarding equity restructurings under new accounting rules relating to share based compensation. The 2002 Plan provided for the issuance of up to 7,300,000 shares of common stock under stock options or restricted stock grants. Any person who is an employee or prospective employee of the Company was eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. The common stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2011 and March 2013. With stockholder approval of the Company’s 2004 Stock Incentive Plan in July 2004, the 2002 Plan was suspended and no new grants will be made under the 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue awards for 4,497,625 shares that at that time remained available under the 2002 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
None.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference from the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services’’ of our Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 hereof:

Report of Management’s Assessment of Internal Control over Financial Reporting,

Reports of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2010 and 2009,

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008,

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008,

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, and

Notes to Consolidated Financial Statements.
(2)
Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II-Valuation and Qualifying Accounts.
(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit
No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on March 10, 2009.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to the registrant’s registration statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

10.1	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999. (Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

Exhibit
No.	Description of Exhibit
10.2	Amended Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options. (Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

10.3	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options. (Incorporated by reference to the registrant’s registration statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

10.4	Employee Stock Purchase Plan dated June 23, 2000. (Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.)

10.5	2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).) *

10.6	2002 Non-Executive Stock Incentive Plan. (Incorporated by reference to Exhibit 10.21.3 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2002.) *

10.7	2004 Stock Incentive Plan, as amended June 14, 2007. (Incorporated by reference to Exhibit 10.11 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the year ended December 31, 2007.) *

10.8	Form of term sheet for director non-qualified stock options. (Incorporated by reference to Exhibit 10.43 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.) *

10.9	The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008. (Incorporated by reference to Exhibit 10.17 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2008)*

10.10	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.) *

10.11	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 1999 Stock Option Plan, 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.2 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.) *

10.12	Employment Agreement, dated May 19, 2006, between The Corporate Executive Board Company and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.) *

10.13	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.2 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on July 26, 2006.)

10.14	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. (Incorporated by reference to Exhibit 10.23 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2006.) *

Exhibit
No.	Description of Exhibit
10.15	Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company, as extended on February 4, 2010 (Confidential treatment has been requested for portions of this agreement.) (Incorporated by reference to Exhibit 10.26 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.)

10.16	Form of Employer Protection Agreement, revised February 12, 2010. (Incorporated by reference to Exhibit 10.28 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.)

10.17	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 from the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.) *

10.18	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.30 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2007.)

10.19	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on October 23, 2008.) *

10.20	Revised Form of Employer Protection Agreement, adopted February 12, 2010. (Incorporated by reference to Exhibit 10.20 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2009.)

10.21	Revised Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. (Incorporated by reference to Exhibit 10.21 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2009.)*

10.22	Revised Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.22 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2009.)*

10.23	Extension letter, dated February 4, 2010, to the Collaboration Agreement with The Advisory Board Company. (Incorporated by reference to Exhibit 10.23 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2009.)

10.24	Glenn Tobin Agreement and Release, dated February 4, 2009. (Incorporated by reference to Exhibit 10.24 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2009.)*

10.25	Severance Program — Corporate Leadership Team, adopted January 8, 2010. (Incorporated by reference to Exhibit 10.25 from the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2009.) *

10.26	Separation Agreement — Richard S. Lindahl, dated April 29, 2009. (Incorporated by reference to Exhibit 10.1 to the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on May 1, 2009.) *

10.27	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on February 10, 2011.) *

14.1	Code of Conduct For Directors, Executives and Employees (Restated as of August 5, 2010). (Incorporated by reference to Exhibit 14.1 to the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on August 11, 2010.)

21.1	List of the Subsidiaries of The Corporate Executive Board Company. †

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

Exhibit
No.	Description of Exhibit
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350. †

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Corporate Executive Board Company
We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010 and have issued our report thereon dated February 28, 2011 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2011

THE CORPORATE EXECUTIVE BOARD COMPANY
Schedule II-Valuation and Qualifying Accounts
(In thousands)

			Additions
			Charged to
	Balance at	Additions	Provision	Deductions
	Beginning	Charged to	for Income	from	Balance at
	of Year	Revenues	Taxes	Reserve	End of Year
Year ended December 31, 2010
Allowance for uncollectible revenue	$2,486	$5,882	$—	$6,579	$1,789
Valuation allowance on deferred tax assets	9,091	—	—	1,598	7,493
Year ended December 31, 2009
Allowance for uncollectible revenue	$4,931	$5,820	$—	$8,265	$2,486
Valuation allowance on deferred tax assets	8,211	—	888	8	9,091
Year ended December 31, 2008
Allowance for uncollectible revenue	$1,748	$15,629	$—	$12,446	$4,931
Valuation allowance on deferred tax assets	7,878	—	800	467	8,211

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 28, 2011.
The Corporate Executive Board Company

By:	/s/ Thomas L. Monahan III Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2011 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title

/s/ Thomas L. Monahan III Thomas L. Monahan III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Richard S. Lindahl Richard S. Lindahl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gregor S. Bailar Gregor S. Bailar	Director

/s/ Stephen M. Carter Stephen M. Carter	Director

/s/ Gordon J. Coburn Gordon J. Coburn	Director

/s/ L. Kevin Cox L. Kevin Cox	Director

/s/ Nancy J. Karch Nancy J. Karch	Director

/s/ Daniel O. Leemon Daniel O. Leemon	Director

/s/ Jeffrey R. Tarr Jeffrey Tarr	Director