Form 10-Q
period 2011-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2011-05-10
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
The Company had 34,514,877 shares of common stock, par value $0.01 per share, outstanding at May 2, 2011.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,648	$102,498
Marketable securities	9,978	10,114
Membership fees receivable, net	89,411	141,322
Deferred income taxes, net	17,153	18,727
Deferred incentive compensation	17,148	15,710
Prepaid expenses and other current assets	11,054	10,388

Total current assets	325,392	298,759
Deferred income taxes, net	42,332	43,524
Marketable securities	10,784	10,850
Property and equipment, net	82,632	83,140
Goodwill	29,387	29,266
Intangible assets, net	12,936	13,828
Other non-current assets	32,276	30,782

Total assets	$535,739	$510,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$42,144	$52,439
Accrued incentive compensation	38,798	40,719
Deferred revenues	281,620	251,200

Total current liabilities	362,562	344,358
Deferred income taxes	790	679
Other liabilities	83,672	82,296

Total liabilities	447,024	427,333
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,736,767 and 43,533,802 shares issued, and 34,479,927 and 34,322,055 shares outstanding at March 31, 2011 and December 31, 2010, respectively	437	435
Additional paid-in capital	411,085	409,558
Retained earnings	306,237	300,030
Accumulated elements of other comprehensive income	1,663	1,714
Treasury stock, at cost, 9,256,840 and 9,211,747 shares at March 31, 2011 and December 31, 2010, respectively	(630,707)	(628,921)

Total stockholders’ equity	88,715	82,816

Total liabilities and stockholders’ equity	$535,739	$510,149

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues	$114,858	$100,175
Costs and expenses:
Cost of services	40,410	33,512
Member relations and marketing	35,546	25,780
General and administrative	16,840	15,472
Depreciation and amortization	4,258	5,135

Total costs and expenses	97,054	79,899

Income from operations	17,804	20,276
Other income (expense), net	1,505	(458)

Income before provision for income taxes	19,309	19,818
Provision for income taxes	7,955	8,185

Net income	$11,354	$11,633

Earnings per share:
Basic	$0.33	$0.34
Diluted	$0.33	$0.34

Dividends per share	$0.15	$0.11

Weighted average shares outstanding:
Basic	34,351	34,155
Diluted	34,746	34,429
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$11,354	$11,633
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,258	5,135
Deferred income taxes	1,535	213
Share-based compensation	2,004	1,438
Excess tax benefits from share-based compensation arrangements	(1,396)	—
Foreign currency translation gain	(695)	—
Amortization of marketable securities premiums, net	69	134
Changes in operating assets and liabilities:
Membership fees receivable, net	51,934	44,945
Deferred incentive compensation	(1,435)	(2,675)
Prepaid expenses and other current assets	(584)	1,435
Other non-current assets	(1,329)	(153)
Accounts payable and accrued liabilities	(10,413)	(13,351)
Accrued incentive compensation	(2,009)	4,296
Deferred revenues	30,378	18,214
Other liabilities	1,317	519

Net cash flows provided by operating activities	84,988	71,783

Cash flows from investing activities:
Purchases of property and equipment	(2,602)	(283)
Cost method investment	(150)	—
Maturities of marketable securities	—	12,500

Net cash flows (used in) provided by investing activities	(2,752)	12,217

Cash flows from financing activities:
Proceeds from the exercise of common stock options	774	—
Proceeds from the issuance of common stock under the employee stock purchase plan	108	114
Excess tax benefits from share-based compensation arrangements	1,396	—
Purchases of treasury shares	(1,786)	(183)
Payment of dividends	(5,145)	(3,753)

Net cash flows used in financing activities	(4,653)	(3,822)

Effect of exchange rates on cash	567	—

Net increase in cash and cash equivalents	78,150	80,178
Cash and cash equivalents, beginning of period	102,498	31,760

Cash and cash equivalents, end of period	$180,648	$111,938

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of business and basis of presentation
The Corporate Executive Board Company (the “Company”) provides essential information by analyzing and disseminating the most successful practices from its global network of members. The Company drives corporate performance through a network of executives and business professionals by providing actionable insights, analytical tools, and advisory support to quickly and confidently focus efforts on what executives and their teams need to know, and do, next. The Company provides its members with the authoritative and timely decision support they need to elevate company performance and excel in their careers. For an annual fee, members of each program have access to an integrated set of products and services, including best practices studies, executive education, customized analysis, proprietary databases and decision support tools. The Company also generates advertising and content related revenues through its wholly-owned subsidiary, Toolbox.com, LLC. (“Toolbox.com”).
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in the Company’s 2010 Annual Report on Form 10-K.
In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2010 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011 or any other period within 2011.
Note 2. Summary of significant accounting policies
Except to the extent updated or described below, a detailed description of the Company’s significant accounting policies is included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011. The following notes should be read in conjunction with such policies and other disclosures contained therein.
Revenue Recognition

The Company’s program service offerings, referred to as memberships, consist of multiple deliverables which are generally provided over a twelve month period. The Company also sells, to a much lesser extent, custom services as enhancements to program service offerings. Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Membership fees generally are billable, and revenue recognition begins, when a member agrees to the terms of the membership and the fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. Certain membership fees are billed on an installment basis. Members generally may request a refund of their membership fees, which is provided from the date of the refund request on a pro-rata basis relative to the length of the remaining membership term, under the Company’s service guarantee.

Advertising and content related revenues from Toolbox.com are recognized as the services are provided.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”) for revenue recognition with multiple deliverables that is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The Company has historically recognized the majority of its revenue on a ratable basis over the term of the memberships. The adoption of ASU 2009-13 on January 1, 2011 resulted in the deferral of $1.5 million of revenues in the three months ended March 31, 2011 that would have been recognized, in the current period, under previous accounting guidance. This revenue will be recognized in future periods, generally no more than one calendar year after the current period. Service periods for these agreements will be completed primarily in the fourth quarter of 2011 and the first quarter of 2012.

The Company has begun to modify some of its service offerings to lessen the impact of ASU 2009-13. When modifying service offerings, the Company is making available all services consistently throughout the membership period. Some of the Company’s service offerings have not been and will not be modified and therefore, may include services that are and are not consistently available throughout the membership period.

Multiple deliverable arrangements

The Company’s agreements with its customers generally include more than one deliverable. Deliverables are determined based upon the availability and delivery method of the services and may include: on-line best practices research, benchmark reports, diagnostics and decision support tools, interactive advisory support, and live and/or on-line member meetings and network events.

Access to the above mentioned deliverables is generally available on an unlimited basis over the membership period, generally twelve months. When an agreement contains multiple deliverables that each qualify as separate units of accounting, the Company allocates arrangement consideration at the inception of the membership period to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes vendor specific objective evidence (“VSOE”) if available; third-party evidence (“TPE”) if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

•
VSOE. The Company determines VSOE based on established pricing and discounting practices for the specific service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company limits its assessment of VSOE for each deliverable to either the price charged when the same deliverable is sold separately, or the price established by management, having the relevant authority to do so, for a deliverable not yet sold separately.

•
TPE. When VSOE cannot be established, the Company applies judgment with respect to whether it can establish selling price based on TPE. TPE is determined based on competitor prices for similar services when sold separately. Generally, the Company’s services contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitors’ selling prices are for similar services on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

•
BESP. When unable to establish a selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices.

As stated above, the Company has begun to modify some of its service offerings to lessen the impact of ASU 2009-13. In general, the deliverables in an agreement are consistently available throughout the membership period and the consideration is recognized ratably over the membership period. When a service offering includes unlimited and limited service offerings, revenue is then recognized over the appropriate service period, either ratably, if the service is consistently available, or, if the service is not consistently available, upon the earlier of, the delivery of the service or the completion of the membership period, provided that the all other criteria for recognition have been met.

Note 3. Recent accounting pronouncements
Recently adopted
In January 2010, the FASB issued new accounting guidance to require additional disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 fair value measurements. The adoption of this new accounting guidance in the first quarter of 2011 did not have a material impact on the consolidated financial statements.

The Company adopted ASU 2009-13 on January 1, 2011 as discussed above.
Note 4. Acquisitions
In May 2010, the Company completed the acquisition of Iconoculture, Inc., a Minnesota corporation (now doing business as Iconoculture LLC, or “Iconoculture”). Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. The Company acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. The Company also paid $1.5 million on April 1, 2011, which had been held back by the Company for any indemnifiable losses under the terms of the acquisition agreement. In addition, the Company paid additional consideration of $2.5 million on April 1, 2011 based on Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010. The acquisition date fair value of the total consideration was $24.2 million and was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $11.0 million to goodwill.
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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$180,648	$—	$—	$102,498	$—	$—
Debt securities issued by the District of Columbia	20,762	—	—	20,964	—	—
Variable insurance products held in a Rabbi Trust	—	15,384	—	—	14,905	—
Forward currency exchange contracts	—	380	—	—	232	—

Financial liabilities
Forward currency exchange contracts	$—	$91	$—	$—	$113	$—
Contingent consideration — Iconoculture	—	—	2,500	—	—	1,900
The fair value of variable insurance products held in a Rabbi Trust is based on actuarial estimates derived from various observable market inputs. The fair value for foreign currency exchange contracts are based on bank quotations for similar instruments using models with market-based inputs.

The fair value estimate of the Iconoculture contingent consideration was $1.9 million at December 31, 2010. On April 1, 2011, the Company paid additional consideration of $2.5 million based on Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010. Changes in the fair value of the contingent consideration subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of performance achievements and discount rates, are recognized in earnings in periods when the estimated fair value changes.
Certain assets, such as goodwill, intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded a fair value adjustment relating to the Iconoculture contingent consideration described above. Such fair value measurement is included in the Level 3 fair value hierarchy.
Marketable securities
The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

March 31, 2011
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Washington D.C. tax exempt bonds	$20,762	$20,196	$566	$—

December 31, 2010
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Washington D.C. tax exempt bonds	$20,964	$20,265	$698	$—

The following table summarizes maturities of marketable securities (in thousands):

	March 31, 2011
	Fair	Amortized
	Value	Cost
Less than one year	$9,978	$9,887
Matures in 1 to 5 years	10,784	10,309

Marketable securities	$20,762	$20,196

Note 6. Other liabilities
Other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Deferred compensation	$11,201	$11,215
Lease incentives	31,127	31,619
Deferred rent benefit	24,026	23,079
Other	17,318	16,383

Total other liabilities	$83,672	$82,296

Note 7. Stockholders’ equity and share-based compensation
Share-based compensation
The Company granted 277,855 and 323,843 restricted stock units at a weighted-average fair value of $39.04 and $25.30 in the three months ended March 31, 2011 and 2010, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for only those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. Approximately 150,000 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three months ended March 31, 2011.

The Company recognized total share-based compensation costs of $2.0 million and $1.4 million in the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, $23.7 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately two years.
Dividends
In February 2011, the Company’s Board of Directors declared a cash dividend of $0.15 per share for the first quarter of 2011 for stockholders of record on March 15, 2011. The dividend, totaling $5.1 million, was paid on March 31, 2011.
On April 27, 2011, the Board of Directors declared a second quarter cash dividend of $0.15 per share. The dividend is payable on June 30, 2011 to stockholders of record at the close of business on June 15, 2011. The Company funds its dividend payments with cash on hand and cash generated from operations.
Note 8. Derivative instruments and hedging activities
The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the Company’s products and services are denominated primarily in United States dollars (“USD”), including products and services sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the USD in countries where the Company has foreign operations would result in higher effective operating costs and, potentially, reduced earnings. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its United Kingdom subsidiary. A forward contract obligates the Company to exchange a predetermined amount of USD to make equivalent pound sterling (“GBP”) payments equal to the value of such exchanges.
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The notional amount of outstanding forward contracts was $18.7 million at March 31, 2011.
The fair values of all derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	March 31, 2011	December 31, 2010

Asset Derivatives
Prepaid expenses and other current assets	$380	$232

Liability Derivatives
Accounts payable and accrued liabilities	$91	$113

The pre-tax effect of the derivative instruments on the Company’s consolidated statements of income is as follows (in thousands):

	Amount of Gain (Loss) Reclassified		Amount of Gain (Loss)
Location of Loss Reclassified from	from Accumulated OCI into Income	Derivatives in cash flow	Recognized in OCI on Derivative
Accumulated OCI into Income	(Effective portion)	hedging relationships	(Effective portion)
(Effective portion)	Three months ended March 31, 2011		Three months ended March 31, 2011
Cost of services	$215	Forward currency	$529
Member relations and marketing	186	Contracts
General & Administrative	88

Total	$489

	Amount of Gain (Loss) Reclassified		Amount of Gain (Loss)
Location of Loss Reclassified from	from Accumulated OCI into Income	Derivatives in cash flow	Recognized in OCI on Derivative
Accumulated OCI into Income	(Effective portion)	hedging relationships	(Effective portion)
(Effective portion)	Three months ended March 31, 2010		Three months ended March 31, 2010
Cost of services	$(174)	Forward currency	$(279)
Member relations and marketing	(66)	Contracts
General & Administrative	(60)

Total	$(300)

Note 9. Revolving credit facility
On March 16, 2011, the Company, together with certain of its subsidiaries acting as guarantors, entered into a $100 million five-year senior unsecured, revolving credit facility (the “Credit Facility”) with certain lenders, including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and JPMorgan Chase Bank, N.A., as Syndication Agent. The Credit Facility contains letter of credit and swing line loan sub-facilities and has a maturity date of March 16, 2016.
The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, the Company has the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million upon at least five business days prior written notice to the Administrative Agent, subject to certain limitations set forth in the Credit Facility, including the absence of a default under the Credit Facility. The Company has letters of credit outstanding in an aggregate amount of $6.4 million at March 31, 2011 and has otherwise not borrowed under the Credit Facility.
Borrowings under the Credit Facility bear interest at rates based on the ratio of the Company’s and its subsidiaries consolidated indebtedness to the Company’s and its subsidiaries consolidated EBITDA for applicable periods specified in the Credit Facility (the “Consolidated Leverage Ratio”). Such rates are tied to the highest of the federal funds rate, Bank of America’s prime rate and LIBOR, or to LIBOR, depending on the type of loan.
The Company must pay the Administrative Agent a quarterly commitment fee based upon the amount by which the aggregate revolving commitments exceed the outstanding loans and obligations of the Company under the Credit Facility. Additionally, the Company must pay the lenders certain letter of credit fees based upon the daily amount available to be drawn under such letters of credit. The commitment fee and letter of credit fees vary based on the consolidated leverage ratio.
The Credit Facility also contains customary financial and other covenants, including limitations on the ability of the Company and its subsidiaries to incur debt or liens or make certain investments and restricted payments, a requirement to maintain certain leverage and interest coverage ratios, and certain restrictions on the sale of assets and capital expenditures. A violation of these covenants could result in the Company being prohibited from making certain restricted payments, including dividends, or cause a default under the Credit Facility, which would permit the participating lenders to restrict the Company’s ability to access the Credit Facility and require the immediate repayment of any outstanding advances made under it.
Note 10. Income taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The effective tax rate was 41.2% in the three months ended March 31, 2011, which reflects an expected full-year annualized tax rate of 41.3% excluding the effects of currency translation gains/losses. The effective tax rate was 41.3% in the three months ended March 31, 2010.
The Company made income tax payments of $1.4 million and $1.1 million in the three months ended March 31, 2011 and 2010, respectively.
Note 11. Earnings per share
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Basic weighted average common shares outstanding	34,351	34,155
Effect of dilutive common shares outstanding	395	274

Diluted weighted average common shares outstanding	34,746	34,429

Approximately 2.1 million and 2.5 million shares related to share-based compensation awards have been excluded from the calculation of the effect of dilutive shares outstanding shown above in the three months ended March 31, 2011 and 2010, respectively, because their impact would be anti-dilutive.
Note 12. Comprehensive income
Total comprehensive income is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net income	$11,354	$11,633
Change in unrealized gains of marketable securities, net of tax	(80)	(179)
Unrealized gains on forward contracts, net of tax	25	(167)
Change in cumulative translation adjustment	4	505

Total comprehensive income	$11,303	$11,792

Accumulated elements of other comprehensive income at March 31, 2011 consists of a $0.4 million unrealized gain, net of tax, on marketable securities and a $1.3 million cumulative foreign currency translation gain. Accumulated elements of other comprehensive income at December 31, 2010 consists of a $0.4 million unrealized gain, net of tax, on marketable securities; a $0.1 million unrealized gain, net of tax, on forward currency exchange contracts; and a $1.2 million cumulative foreign currency translation gain.
Note 13. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.
Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at March 31, 2011:

	Total	2011*	YE 2012	YE 2013	YE 2014	YE 2015	Thereafter
Operating lease obligations	$595,215	$26,883	$36,088	$36,028	$35,363	$35,626	$425,227
Sublease receipts	(277,224)	(7,597)	(13,883)	(14,238)	(13,382)	(14,954)	(213,170)

Total net lease obligations	$317,991	$19,286	$22,205	$21,790	$21,981	$20,672	$212,057

*	For the nine months ended December 31, 2011.
Contingencies
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.
The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.0 million at March 31, 2011 and December 31, 2010, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

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
Executive Overview
In 2011, our objective is to continue to build on what we believe is a strong foundation for long-term profitable growth. To do that, we intend to deepen existing member relationships, add high-value new member companies, and leverage the member platform to launch new products and services. With the goal of making continued progress with these growth levers, our four operating priorities for 2011 are to create uniquely valuable insights into corporate performance; drive loyalty, growth, and brand strength through high value member engagement; invest globally in key markets; and leverage technology and service to deliver innovative products.
Our performance in the three months ended March 31, 2011 reflects continued progress on the elements of our growth strategy. Contract Value, which is defined as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement, was $444.6 million at March 31, 2011, an increase of 16.4%, compared to $382.1 million at March 31, 2010. The increase was a result of increased bookings in both the large corporate and middle markets and the acquisition of Iconoculture, LLC (“Iconoculture”) in May 2010. Contract Value per member institution increased 5.8% at March 31, 2011 to $84,296 from $79,662 at March 31, 2010.
We believe that member-based operating metrics provide a useful view of the economics, management effectiveness, and growth trends in our business. As such, we have introduced a new operating metric, “Wallet Retention Rate,” to measure the effectiveness of deepening existing member relationships. We define Wallet Retention Rate as the total current year Contract Value from prior year members as a percentage of the total prior year Contract Value. We believe that Wallet Retention Rate provides an integrated view of member buying activity as it reflects the cumulative year-over-year impact of renewals, cross sales, and pricing growth. Wallet Retention Rate at March 31, 2011 increased to 104% from 81% at March 31, 2010 as a result of improved pricing, renewals, and sales of additional products and services.
The year-over-year growth in revenues of $14.7 million was offset by higher operating costs and additional investments in new products and market extensions to further enhance organic growth. Total costs and expenses were $97.1 million in the three months ended March 31, 2011, an increase of $17.2 million from the three months ended March 31, 2010. Our EBITDA margin was 20.2% in the first quarter of 2011 compared to an EBITDA margin of 24.5% in the first quarter of 2010. As a result, Net income was $11.4 million in the three months ended March 31, 2011 compared to $11.6 million in the three months ended March 31, 2010.
Non-GAAP Financial Measures
The tables below, as well as earnings discussions, may include financial measures such as EBITDA, Adjusted EBITDA, Adjusted net income, and Non-GAAP diluted earnings per share, which are non-GAAP financial measures provided to supplement the results provided in accordance with accounting principles generally accepted in the United States (“GAAP”). The term “EBITDA” refers to a financial measure that we define as earnings before interest income, net, depreciation and amortization, and provision for income taxes. The term “Adjusted EBITDA” refers to a financial measure that we define as earnings before interest income, net, depreciation and amortization, provision for income taxes, impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition. The term “Adjusted net income” refers to net income excluding the after tax effects of impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition. “Non-GAAP diluted earnings per share” refers to diluted earnings per share excluding the after tax per share effects of impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition.
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

We believe that EBITDA, Adjusted EBITDA, Adjusted net income, and Non-GAAP diluted earnings per share are relevant and useful supplemental information for our investors. We use these non-GAAP financial measures for internal budgeting and other managerial purposes, when publicly providing the Company’s business outlook and as a measurement for potential acquisitions. A limitation associated with EBITDA and Adjusted EBITDA is that they do not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures. Management compensates for these limitations by also relying on the comparable GAAP financial measure of income from operations, which includes depreciation and amortization.

	Three Months Ended
	March 31,
	2011	2010
Net income	$11,354	$11,633
Interest income, net	(349)	(436)
Depreciation and amortization	4,258	5,135
Provision for income taxes	7,955	8,185

EBITDA	$23,218	$24,517

There were no adjustments that require a reconciliation of EBITDA to Adjusted EBITDA, Net income to Adjusted net income, or Diluted earnings per share to Non-GAAP diluted earnings per share in the three months ended March 31, 2011 or 2010, respectively.
Critical Accounting Policies
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2010 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application, and there have been no changes to our critical accounting policies since that time other than the adoption of Accounting Standards Update 2009-13, Revenue Recognition Topic 605: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which is discussed in Note 2 to the condensed consolidated financial statements. Analyzing arrangements to determine the deliverables, if they can be accounted for as separate units of accounting, and measuring and allocating arrangement consideration requires the application of judgment by management.
Recent Accounting Pronouncements
See Note 3 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Results of Operations
We generate the majority of our revenues through memberships that provide access to our products and services, which are delivered through several channels. Memberships, which principally are annually renewable agreements, primarily are payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided from the date of the refund request on a pro-rata basis relative to the remaining term of the membership.
Our operating costs and expenses consist of:
•
Cost of services, which represents the costs associated with the production and delivery of our products and services, consisting of compensation, including salaries, variable, and share-based compensation, and for research personnel, in-house faculty, and product advisors; the organization and delivery of membership meetings, seminars, and other events; ongoing product development costs; production of published materials, costs of developing and supporting our membership web platform and digital delivery of products and services; and associated support services.

•
Member relations and marketing, which represents the costs of acquiring new members and the costs of account management, consisting of compensation, including salaries, sales incentives, and share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our customer relationship management software (“CRM”).

•
General and administrative, which represents the costs associated with the corporate and administrative functions, including human resources and recruiting, finance and accounting, legal, management information systems, facilities management, business development and other. Costs include compensation, including salaries, variable, and share-based compensation; third-party consulting and compliance expenses; and associated support services.

•
Depreciation and amortization, consisting of depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and Web site development costs and the amortization of intangible assets.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenues
Revenues increased 14.7% to $114.9 million in the three months ended March 31, 2011 from $100.2 million in the three months ended March 31, 2010. The increase of $14.7 million is due to an increase in bookings in 2010 and the addition of revenues from the Iconoculture acquisition, which was completed in May 2010. This increase is net of a $1.5 million decrease related to the deferral of certain revenues as a result of the adoption of ASU 2009-13 on January 1, 2011. For agreements executed in the three months ended March 31, 2011 and impacted by ASU 2009-13, we allocated arrangement consideration to specified deliverables and will defer all such revenue until delivery of the specified deliverables or completion of the service period. Service periods for these agreements will be completed primarily in the fourth quarter of 2011 and the first quarter of 2012.
Costs and expenses
Increases in compensation, additional costs from the business we acquired, and the impact of changes in the exchange rates of the USD to the GBP all contributed to the year-over-year increase in costs and expenses in the first quarter of 2011. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss these major components of costs and expenses on an aggregated basis below:
•
Compensation and related costs, including salaries and payroll taxes, increased $7.9 million in the three months ended March 31, 2011 compared to the same period in 2010. Variable compensation increased $3.6 million in the three months ended March 31, 2011 compared to the same period in 2010. The change was a result of improved business conditions, including an increase in sales and sales related incentives and an increase in headcount from the same period in 2010. Other factors contributing to the increase in compensation and related costs were an increase in headcount and annual salary increases.

•	In May 2010, we acquired 100% of the equity interests of Iconoculture. This increased our total costs and expenses by $4.2 million in the three months ended March 31, 2011.

•
Our expenses are also impacted by currency fluctuations, primarily in the value of the GBP compared to the USD. The value of the GBP versus the USD was approximately $0.04 higher on average in the three months ended March 31, 2011 compared to the same period in 2010. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our United Kingdom subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services
Cost of services increased 20.6% to $40.4 million in the three months ended March 31, 2011 from $33.5 million in the three months ended March 31, 2010. The increase of $6.9 million was primarily due to a $3.7 million increase in compensation and related costs, including salaries and payroll taxes. The increase in compensation and related costs was primarily due to headcount increases relating to re-investments in our product research and delivery teams and the acquisition of Iconoculture. Additionally, third-party consulting fees increased $1.0 million, travel and related expenses increased $1.0 million, share-based compensation increased $0.8 million, and variable compensation increased $0.3 million.

Member relations and marketing
Member relations and marketing expense increased 37.9% to $35.5 million in the three months ended March 31, 2011 from $25.8 million in the three months ended March 31, 2010. The increase of $9.7 million was primarily due to a $3.6 million increase in compensation and related costs, including salaries and payroll taxes, relating to re-investments in our sales teams and the acquisition of Iconoculture, and a $3.1 million increase in variable compensation resulting from higher bookings. Additionally, travel and related expenses increased $0.8 million, share-based compensation, facilities expense, telephone and teleconference expenses each increased $0.4 million, and third party consulting fees increased by $0.3 million.
General and administrative
General and administrative expense increased 8.8% to $16.8 million in the three months ended March 31, 2011 from $15.5 million in the three months ended March 31, 2010. The increase of $1.3 million was primarily due to a $0.6 million increase in compensation and related costs, including salaries and payroll taxes, and a $0.6 million increase to the fair value of the Iconoculture earnout. Additionally, variable compensation and travel and related expenses each increased by $0.2 million. These increases were offset by a $0.7 million decrease in share-based compensation.
Depreciation and amortization
Depreciation and amortization expense decreased 17.1% to $4.3 million in the three months ended March 31, 2011 from $5.1 million in the three months ended March 31, 2010. The decrease of $0.8 million was primarily due to a $0.5 million decrease in amortization expense. The decrease in depreciation expense is a result of fixed assets acquired as part of the build-out of our corporate headquarters in 2007 becoming fully depreciated in the second quarter of 2010.
Other income (expense), net
Other income (expense), net increased to $1.5 million of income in the three months ended March 31, 2011 from $0.5 million of expense in the three months ended March 31, 2010. Other income (expense), net in the three months ended March 31, 2011 was comprised of a $0.6 million increase in the fair value of deferred compensation plan assets, a $0.6 million of foreign currency gain, and $0.3 million of interest income. Other income (expense), net in the three months ended March 31, 2010 was comprised of $0.4 million of interest income and a $0.5 million increase in the fair value of deferred compensation plan assets. This income was offset by a $0.8 million foreign currency loss and other expense of $0.6 million.
Provision for income taxes
We recorded a provision for income taxes of $8.0 million in the three months ended March 31, 2011 compared to $8.2 million in the three months ended March 31, 2010. The effective tax rate was 41.2% in the three months ended March 31, 2011, which reflects a full-year expected annualized tax rate of approximately 41.3%, excluding the effects of unrealized currency translation gains/losses. The effective tax rate was 41.3% in the three months ended March 31, 2010. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and nondeductible expenses. The tax expense or benefit for unusual items, or certain adjustments are treated as discrete items in the interim period in which the events occur.
Liquidity and Capital Resources
Cash flows generated from operating activities have been our primary source of liquidity. On March 16, 2011, we entered into a $100 million five-year senior unsecured, revolving credit facility (the “Credit Facility”) with certain lenders, including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and JPMorgan Chase Bank, N.A., as Syndication Agent. The Credit Facility contains letter of credit and swing line loan sub-facilities and has a maturity date of March 16, 2016.
The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, we have the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million. We have issued letters of credit under the Credit Facility in an aggregate amount of $6.4 million at March 31, 2011 and have otherwise not borrowed under the Credit Facility.

We had cash and cash equivalents and marketable securities of $201.4 million and $123.5 million at March 31, 2011 and December 31, 2010, respectively. We believe that existing cash and cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. Also, we may make investments in, or acquisitions of, complementary businesses, which could require us to seek additional financing.
In May 2010, we completed the acquisition of Iconoculture. We acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. We also paid $1.5 million on April 1, 2011, which had been held back by us for any indemnifiable losses under the terms of the acquisition agreement. In addition, we paid additional consideration of $2.5 million on April 1, 2011 based on Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010.
Cash flows from operating activities
Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $85.0 million and $71.8 million in the three months ended March 31, 2011 and 2010, respectively.
The increase in cash flows from operations was primarily due to higher bookings in the fourth quarter of 2010 and the first quarter of 2011 versus the fourth quarter of 2009 and the first quarter of 2010 (collection of cash before recognition of revenue) as evidenced by a $30.4 million increase in deferred revenues in the three months ended March 31, 2011 compared to an increase of $18.2 million during the same period in 2010.
We made income tax payments of $1.4 million and $1.1 million in the three months ended March 31, 2011 and 2010, respectively and expect to continue making tax payments in future periods. We made payments under restructuring plans of $2.2 million in the three months ended March 31, 2010.
Cash flows from investing activities
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $2.8 million in the three months ended March 31, 2011 versus net cash flows provided by investing activities of $12.2 million in the three months ended March 31, 2010. We used $2.6 million for capital expenditures, primarily on technology infrastructure, in the three months ended March 31, 2011. We generated $12.5 million from maturities of marketable securities and used $0.3 million for capital expenditures, primarily on technology infrastructure, in the three months ended March 31, 2010. We estimate that capital expenditures to support our infrastructure will range from $8.0 to $10.0 million in 2011.
Cash flows from financing activities
Net cash flows used in financing activities were $4.7 million and $3.8 million in the three months ended March 31, 2011 and 2010, respectively. The $0.9 million increase in cash flows used in financing activities is primarily the result of the increase in our quarterly dividend from $0.11 per share in the first quarter of 2010 to $0.15 per share in the first quarter of 2011 resulting in dividends paid of $5.1 million and $3.8 million in the three months ended March 31, 2011 and 2010, respectively. Additionally, we repurchased $1.8 million shares of our common stock in the three months ended March 31, 2011 compared to $0.2 million in the three months ended March 31, 2010. These repurchases were the result of employees using common stock received from the exercise of share-based awards to satisfy the minimum statutory federal and state withholding requirements. We also received $0.8 million from the exercise of share-based awards and recorded a $1.4 million tax benefit in the three months ended March 31, 2011.
Commitments and contingencies
We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We have accrued a liability of $3.0 million at March 31, 2011 and December 31, 2010, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual obligations
There have been no material changes to the contractual obligations tables as disclosed in our 2010 Annual Report on Form 10-K. We have operating lease obligations that relate primarily to our office leases that expire on various dates through 2028. The operating lease obligations generally include scheduled rent increases.
Off-Balance Sheet Arrangements
At March 31, 2011 and December 31, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Forward-looking statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of the Company and its consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.
Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, our potential failure to adapt to member needs and demands, our potential inability to attract and retain a significant number of highly skilled employees, risks associated with the results of restructuring plans, fluctuations in operating results, our potential inability to protect our intellectual property, our potential exposure to loss of revenues resulting from our unconditional service guarantee, exposure to litigation related to our content, various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets, changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, our potential inability to make, integrate and maintain acquisitions and investments, and the amount and timing of the benefits expected from acquisitions and investments, our potential inability to implement, maintain, upgrade and effectively operate our technology and information infrastructure, our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations, our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and possible volatility of our stock price. In Part I, Item 1A. “Risk Factors” of the Company’s 2010 Annual Report on Form 10-K, as filed on February 28, 2011, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A.	Risk Factors.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2011 to the information included in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
January 1, 2011 to January 31, 2011 (1)	—	$—	—	$21,080,850
February 1, 2011 to February 28, 2011	3,675	$38.64	3,675	$20,938,848
March 1, 2011 to March 31, 2011 (1)	41,418	$39.70	41,418	$19,294,476

Total	45,093	$39.62	45,093

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
10.1
Credit Agreement, dated as of March 16, 2011, by and among The Corporate Executive Board Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on March 18, 2011.)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: May 10, 2011	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description
10.1
Credit Agreement, dated as of March 16, 2011, by and among The Corporate Executive Board Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.1 from the Current Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission on March 18, 2011.)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1	*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011