Form 10-Q
period 2011-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2011-08-09
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
The Company had 34,557,753 shares of common stock, par value $0.01 per share, outstanding at August 5, 2011.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,777	$102,498
Marketable securities	5,351	10,114
Membership fees receivable, net	87,808	141,322
Deferred income taxes, net	17,175	18,727
Deferred incentive compensation	16,159	15,710
Prepaid expenses and other current assets	18,490	10,388

Total current assets	289,760	298,759
Deferred income taxes, net	40,880	43,524
Marketable securities	9,456	10,850
Property and equipment, net	81,798	83,140
Goodwill	29,406	29,266
Intangible assets, net	11,995	13,828
Other non-current assets	33,369	30,782

Total assets	$496,664	$510,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$32,587	$52,439
Accrued incentive compensation	21,955	40,719
Deferred revenues	260,180	251,200

Total current liabilities	314,722	344,358
Deferred income taxes	912	679
Other liabilities	85,254	82,296

Total liabilities	400,888	427,333
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,825,824 and 43,533,802 shares issued, and 34,545,765 and 34,322,055 shares outstanding at June 30, 2011 and December 31, 2010, respectively	438	435
Additional paid-in capital	414,206	409,558
Retained earnings	311,311	300,030
Accumulated elements of other comprehensive income	1,463	1,714
Treasury stock, at cost, 9,280,059 and 9,211,747 shares at June 30, 2011 and December 31, 2010, respectively	(631,642)	(628,921)

Total stockholders’ equity	95,776	82,816

Total liabilities and stockholders’ equity	$496,664	$510,149

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$119,215	$109,577	$234,073	$209,752
Costs and expenses:
Cost of services	43,897	39,283	84,307	72,795
Member relations and marketing	36,042	30,155	71,588	55,935
General and administrative	16,910	14,808	33,750	30,280
Depreciation and amortization	4,588	5,639	8,846	10,774

Total costs and expenses	101,437	89,885	198,491	169,784
Income from operations	17,778	19,692	35,582	39,968
Other income (expense), net	323	(789)	1,828	(1,247)

Income before provision for income taxes	18,101	18,903	37,410	38,721
Provision for income taxes	7,757	7,923	15,712	16,108

Net income	$10,344	$10,980	$21,698	$22,613

Earnings per share:
Basic	$0.30	$0.32	$0.63	$0.66
Diluted	$0.30	$0.32	$0.62	$0.66

Dividends per share	$0.15	$0.11	$0.30	$0.22

Weighted average shares outstanding:
Basic	34,516	34,214	34,435	34,189
Diluted	34,851	34,469	34,805	34,458
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$21,698	$22,613
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,846	10,774
Deferred income taxes	3,176	(1,948)
Share-based compensation	4,159	3,174
Excess tax benefits from share-based compensation arrangements	(1,821)	—
Foreign currency translation gain	(746)	—
Amortization of marketable securities premiums, net	130	221
Changes in operating assets and liabilities:
Membership fees receivable, net	53,545	47,169
Deferred incentive compensation	(446)	(2,602)
Prepaid expenses and other current assets	(8,020)	846
Other non-current assets	(1,880)	(2,651)
Accounts payable and accrued liabilities	(17,219)	(18,111)
Accrued incentive compensation	(18,955)	(4,166)
Deferred revenues	8,934	(1,568)
Other liabilities	2,902	2,366

Net cash flows provided by operating activities	54,303	56,117

Cash flows from investing activities:
Purchases of property and equipment	(4,583)	(1,217)
Acquisition of business, net of cash acquired	—	(8,957)
Cost method investment	(150)	—
Maturities of marketable securities	5,780	20,284

Net cash flows provided by investing activities	1,047	10,110

Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,587	—
Proceeds from the issuance of common stock under the employee stock purchase plan	232	153
Excess tax benefits from share-based compensation arrangements	1,821	—
Acquisition of business, contingent consideration	(3,655)	—
Credit facility issuance costs	(542)	—
Purchases of treasury shares	(2,721)	(1,167)
Payment of dividends	(10,314)	(7,517)

Net cash flows used in financing activities	(13,592)	(8,531)

Effect of exchange rates on cash	521	—

Net increase in cash and cash equivalents	42,279	57,696
Cash and cash equivalents, beginning of period	102,498	31,760

Cash and cash equivalents, end of period	$144,777	$89,456

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
In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2010 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011 or any other period within 2011.
Note 2. Summary of significant accounting policies
Except to the extent updated or described below, a detailed description of the Company’s significant accounting policies is included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011. The following notes should be read in conjunction with such policies and other disclosures contained therein.
Revenue Recognition
The Company generates the majority of its revenues from three primary service offerings: executive memberships, performance analytics, and leadership academies. Executive memberships generally contain multiple deliverables, which are determined based upon the availability and delivery method of the services and may include: on-line best practices research and insights, peer benchmarks, decision and diagnostics tools, advisory support, and live and on-line learning events. Performance analytics deliver data and analytical insight to drive improved performance of executives and their teams and are accounted for as service revenues. Leadership academies generally contain multiple deliverables and provide access to training and development services that may include diagnostic reports, learning portal access, classroom-based development sessions, webinars, and virtual office hours with faculty.
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements” (“ASU 2009-13”) that is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance eliminates the residual method under previous guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The Company adopted ASU 2009-13 prospectively on January 1, 2011.

When service offerings include multiple deliverables that qualify as separate units of accounting, the Company allocates arrangement consideration at the inception of the contract period to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes vendor specific objective evidence (“VSOE”) if available; third-party evidence (“TPE”) if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.
•
VSOE. The Company determines VSOE based on established pricing and discounting practices for the specific service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately.

•
TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar services when sold separately. Generally, the Company’s services contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitors’ selling prices are for similar services on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

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

Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Certain fees are billed on an installment basis. Customers generally may request a refund of their fees, which is provided from the date of the refund request on a pro-rata basis relative to the length of the remaining term, under the Company’s service guarantee.
•
Executive memberships. In general, the majority of the deliverables within the Company’s memberships are consistently available throughout the membership period. Revenues are generally recognized ratably over the term of the related agreement, which is typically 12 months. Membership fees are billable, and revenue recognition begins, when a member agrees to the terms of the membership and the fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the membership period. These services are separated from the remainder of the membership and arrangement consideration is allocated based on VSOE, if available, or BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

•	Performance analytics. Revenues are generally recognized ratably from the date our services begin, which is primarily after the design of the outputs, through the completion of the services.
•
Leadership academies. Revenues are generally recognized as services are completed. The service offering generally includes one or more class-room based training or presentation events. Arrangement consideration is allocated on a pro-rata basis, if more than one date of delivery is evident, and revenue is recognized on the date of delivery of each event.

Agreements entered into between January 1, 2011 and June 30, 2011, and impacted by ASU 2009-13 have resulted in lower results of operations for the three and six months ended June 30, 2011 than would have been reported under the previous guidance. Revenues and income from operations are lower by $2.1 million and $3.6 million, net income is lower by $1.2 million and $2.1 million, and basic and diluted earnings per share are lower by $0.03 and $0.06, for the three and six months ended June 30, 2011, respectively.
To lessen the impact of ASU 2009-13, the Company completed modifications to certain memberships that contained single or limited services. These modifications were completed on or about March 31, 2011. The modifications will allow the Company to recognize revenue ratably over the membership period for sales of the modified memberships on or after April 1, 2011. For memberships that have not been modified, the Company has and will continue to allocate arrangement consideration to all services. For single or limited services, revenues will be recognized at the earlier of delivery or the completion of the membership period.

Advertising and content related revenues from Toolbox.com are recognized as the services are provided.
Note 3. Recent accounting pronouncements
Recently adopted
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” to require additional disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 fair value measurements. The adoption of this new accounting guidance in the first quarter of 2011 did not have a material impact on the consolidated financial statements.
The Company adopted ASU 2009-13 on January 1, 2011 as discussed above.
Not yet adopted
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it modifies Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to expand existing disclosure requirements for fair value measurements and makes other amendments. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of assessing this new guidance but the adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220, “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is in the process of assessing this new guidance but the adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
Note 4. Acquisitions
In May 2010, the Company completed the acquisition of Iconoculture, Inc., a Minnesota corporation (now doing business as Iconoculture LLC, or “Iconoculture”). Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. The Company acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. The Company also paid $1.5 million on April 1, 2011, which had been held back by the Company for any indemnifiable losses under the terms of the acquisition agreement. In addition, the Company paid $2.5 million on April 1, 2011 as final settlement of the additional consideration associated with Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010. The acquisition date fair value of the total consideration was $24.2 million and was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $11.0 million to goodwill.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$144,777	$—	$—	$102,498	$—	$—
Debt securities issued by the District of Columbia	14,807	—	—	20,964	—	—
Variable insurance products held in a Rabbi Trust	—	15,311	—	—	14,905	—
Forward currency exchange contracts	—	179	—	—	232	—

Financial liabilities
Forward currency exchange contracts	$—	$233	$—	$—	$113	$—
Contingent consideration — Iconoculture	—	—	—	—	—	1,900
The fair value of variable insurance products held in a Rabbi Trust is based on actuarial estimates derived from various observable market inputs. The fair value of foreign currency exchange contracts are based on bank quotations for similar instruments using models with market-based inputs.
The fair value estimate of the Iconoculture contingent consideration was $1.9 million at December 31, 2010. In March 2011, the Company increased its estimate of contingent consideration to $2.5 million. On April 1, 2011, the Company paid $2.5 million as final settlement of the additional consideration associated with Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010.
Certain assets (i.e., goodwill, intangible assets) and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments were made in the three and six months ended June 30, 2011 and 2010, respectively.
Marketable securities
The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

June 30, 2011
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Washington D.C. tax exempt bonds	$14,807	$14,355	$452	$—

December 31, 2010
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Washington D.C. tax exempt bonds	$20,964	$20,265	$699	$—

The following table summarizes maturities of marketable securities (in thousands):

	June 30, 2011
	Fair	Amortized
	Value	Cost
Less than one year	$5,351	$5,291
Matures in 1 to 5 years	9,456	9,064

Marketable securities	$14,807	$14,355

Note 6. Other liabilities
Other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Deferred compensation	$12,002	$11,215
Lease incentives	30,635	31,619
Deferred rent benefit	24,719	23,079
Other	17,898	16,383

Total other liabilities	$85,254	$82,296

Note 7. Stockholders’ equity and share-based compensation
Share-based compensation
The Company granted 286,783 and 396,310 restricted stock units at a weighted-average fair value of $39.02 and $25.63 in the six months ended June 30, 2011 and 2010, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. Approximately 78,000 and 216,000 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three and six months ended June 30, 2011, respectively. Approximately 98,000 and 124,000 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three and six months ended June 30, 2010, respectively.
The Company recognized total share-based compensation costs of $2.2 million and $1.7 million in the three months ended June 30, 2011 and 2010 and $4.2 million and $3.2 million in the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, $21.1 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately two years.
Dividends
In May 2011, the Board of Directors declared a cash dividend of $0.15 per share for the second quarter of 2011 for stockholders of record on June 15, 2011. The dividend, totaling $5.2 million, was paid on June 30, 2011.
On August 4, 2011, the Board of Directors declared a third quarter cash dividend of $0.15 per share. The dividend is payable on September 30, 2011 to stockholders of record at the close of business on September 15, 2011. The Company funds its dividend payments with cash on hand and cash generated from operations.
Note 8. Derivative instruments and hedging activities
The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the Company’s products and services are denominated primarily in United States dollars (“USD”), including products and services sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the USD in countries where the Company has foreign operations would result in higher effective operating costs and reduced earnings. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its United Kingdom subsidiary. A forward contract obligates the Company to exchange a predetermined amount of USD to make equivalent British pound sterling (“GBP”) payments equal to the value of such exchanges.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value and changes in fair value measurements are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures are made and the unrealized gain/loss is transferred to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward contracts was $19.6 million at June 30, 2011.
The fair value of derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	June 30, 2011	December 31, 2010

Asset Derivatives
Prepaid expenses and other current assets	$179	$232

Liability Derivatives
Accounts payable and accrued liabilities	$233	$113

The pre-tax effect of the derivative instruments on the Company’s consolidated statements of income is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Forward currency contracts	$(11)	$(83)	$518	$(362)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(Effective portion)
Location of Gain (Loss) Reclassified from	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated OCI into Income (Effective portion)	2011	2010	2011	2010
Cost of services	$97	$(118)	$312	$(292)
Member relations and marketing	79	(45)	265	(111)
General and administrative	39	(40)	127	(100)

	$215	$(203)	$704	$(503)

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
The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, the Company has the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million upon at least five business days prior written notice to the Administrative Agent, subject to certain limitations set forth in the Credit Facility, including the absence of a default under the Credit Facility. The Company has issued letters of credit under the Credit Facility in an aggregate amount of $6.4 million at June 30, 2011 and has otherwise not borrowed under the Credit Facility.

Borrowings under the Credit Facility bear interest at rates based on the ratio of the Company’s consolidated indebtedness to consolidated EBITDA (earnings before interest income, net, depreciation and amortization, and provision for income taxes.) for applicable periods specified in the Credit Facility (the “Consolidated Leverage Ratio”). Such rates are tied to the highest of the federal funds rate, Bank of America’s prime rate and LIBOR, or to LIBOR, depending on the type of loan.
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
Note 10. Income taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items recorded in the period. The effective tax rate was 42.9% and 42.0% in the three and six months ended June 30, 2011, respectively. The effective tax rate for the three months ended June 30, 2011 includes the effect of a discrete event related to the realizability of a state deferred tax asset which resulted in an increase to the effective tax rate. The Company currently anticipates a full-year expected annualized tax rate of approximately 41%, excluding the effects of unrealized currency translation gains and losses. The effective tax rate was 41.9% and 41.6% in the three and six months ended June 30, 2010, respectively.
The Company made income tax payments of $19.1 million and $17.2 million in the three months ended June 30, 2011 and 2010 and $20.5 million and $18.2 million in the six months ended June 30, 2011 and 2010, respectively.
Note 11. Earnings per share
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Basic weighted average common shares outstanding	34,516	34,214	34,435	34,189
Dilutive effect of common shares outstanding	335	255	370	269

Diluted weighted average common shares outstanding	34,851	34,469	34,805	34,458

Approximately 1.3 million and 2.5 million shares in the three months ended June 30, 2011 and 2010, respectively, and approximately 1.9 million and 2.5 million shares in the six months ended June 30, 2011 and 2010, respectively, have been excluded from the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.
Note 12. Comprehensive income
Total comprehensive income is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$10,344	$10,980	$21,698	$22,613
Change in unrealized gains of marketable securities, net of tax	(68)	(70)	(148)	(246)
Unrealized (losses) gains on forward contracts, net of tax	(135)	121	(110)	94
Change in cumulative translation adjustment	4	211	8	716

Total comprehensive income	$10,145	$11,242	$21,448	$23,177

Accumulated elements of other comprehensive income at June 30, 2011 consists of a $0.3 million unrealized gain, net of tax, on marketable securities and a $1.2 million cumulative foreign currency translation gain. Accumulated elements of other comprehensive income at December 31, 2010 consists of a $0.4 million unrealized gain, net of tax, on marketable securities; a $0.1 million unrealized gain, net of tax, on forward currency exchange contracts; and a $1.2 million cumulative foreign currency translation gain.
Note 13. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.
Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at June 30, 2011:

	Total	2011*	YE 2012	YE 2013	YE 2014	YE 2015	Thereafter
Operating lease obligations	$590,668	$17,925	$36,477	$36,487	$35,809	$36,074	$427,896
Sublease receipts	(274,988)	(5,361)	(13,883)	(14,238)	(13,382)	(14,954)	(213,170)

Total net lease obligations	$315,680	$12,564	$22,594	$22,249	$22,427	$21,120	$214,726

*	For the six months ended December 31, 2011.
Contingencies
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.
The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company has a $3.0 million liability at June 30, 2011 and December 31, 2010, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-looking statements.”
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
Our performance through June 30, 2011 reflects continued progress on elements of our growth strategy. Contract Value, which we define as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement, was $456.8 million at June 30, 2011, an increase of 11.4%, compared to $410.1 million at June 30, 2010, as a result of increased sales to new and existing members. Contract Value per member institution increased 4.0% at June 30, 2011 to $84,942 from $81,637 at June 30, 2010.

We believe that member-based operating metrics provide a useful view of the true economics, management, and growth trends in our business. Wallet retention rate, which we define as the total current year Contract Value from prior year members as a percentage of the total prior year Contract Value, increased to 103% at June 30, 2011 from 91% at June 30, 2010 as a result of improved pricing, renewals, and sales of additional products and services. We believe that Wallet Retention Rate provides an integrated view of member buying activity as it reflects the cumulative year-over-year impact of renewals, cross sales, and pricing growth.
Revenues were $119.2 million in the three months ended June 30, 2011, an increase of $9.6 million from the three months ended June 30, 2010. Total costs and expenses were $101.4 million in the three months ended June 30, 2011, an increase of $11.6 million from the three months ended June 30, 2010 primarily due to higher operating costs and additional investments in new products and market extensions to further enhance organic growth. Our EBITDA margin was 18.9% in the three months ended June 30, 2011 compared to an EBITDA margin of 22.1% in the three months ended June 30, 2010. As a result, net income was $10.3 million in the three months ended June 30, 2011 compared to $11.0 million in the three months ended June 30, 2010.
Revenues were $234.1 million in the six months ended June 30, 2011, an increase of $24.3 million from the six months ended June 30, 2010. Total costs and expenses were $198.5 million in the six months ended June 30, 2011, an increase of $28.7 million from the six months ended June 30, 2010 primarily due to higher operating costs and additional investments in new products and market extensions to further enhance organic growth. Our EBITDA margin was 19.5% in the six months ended June 30, 2011 compared to an EBITDA margin of 23.2% in the six months ended June 30, 2010. As a result, net income was $21.7 million in the six months ended June 30, 2011 compared to $22.6 million in the six months ended June 30, 2010.
Non-GAAP Financial Measures
The tables below, as well as earnings discussions, may include a discussion of EBITDA, Adjusted EBITDA, Adjusted net income, and Non-GAAP diluted earnings per share, which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “EBITDA” refers to a financial measure that we define as earnings before interest income, net, depreciation and amortization, and provision for income taxes. The term “Adjusted EBITDA” refers to a financial measure that we define as earnings before interest income, net, depreciation and amortization, provision for income taxes, impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition. The term “Adjusted net income” refers to net income excluding the after tax effects of impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition. “Non-GAAP diluted earnings per share” refers to diluted earnings per share excluding the after tax per share effects of impairment loss, costs associated with exit activities, restructuring costs, and gain on acquisition.
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

A reconciliation of net income to EBITDA is provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$10,344	$10,980	$21,698	$22,613
Interest income, net	(149)	(363)	(498)	(799)
Depreciation and amortization	4,588	5,639	8,846	10,774
Provision for income taxes	7,757	7,923	15,712	16,108

EBITDA	$22,540	$24,179	$45,758	$48,696

There were no adjustments that require a reconciliation of EBITDA to Adjusted EBITDA, Net income to Adjusted net income, or Diluted earnings per share to Non-GAAP diluted earnings per share in the three and six months ended June 30, 2011 or 2010, respectively.
Critical Accounting Policies
Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2010 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no changes to our critical accounting policies since that time other than discussed below.
On January 1, 2011, we adopted Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which is discussed in Note 2 to the condensed consolidated financial statements. In response to the adoption of ASU 2009-13, we must analyze our service offerings to determine if there are multiple deliverables. If there are multiple deliverables in our service offerings, we must account for them as separate units of accounting. Measuring and allocating arrangement consideration to separate units of accounting requires the application of judgment by management. We anticipate that the adoption of ASU 2009-13 will affect the timing of revenue recognition. When arrangement consideration is allocated to single or limited services, we will recognize revenue at the earlier of the date of the delivery of the service or the final day of the agreement term.
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

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010
Revenues
Revenues increased 8.8% to $119.2 million in the three months ended June 30, 2011 from $109.6 million in the three months ended June 30, 2010. Revenues increased 11.6% to $234.1 million in the six months ended June 30, 2010 from $209.8 million in the six months ended June 30, 2010.
The increase of $9.6 million for the three months ended June 30, 2011 compared to the same period in the prior year was due to an increase in bookings throughout 2010 and the first six months of 2011 and the full quarter impact of revenues from the Iconoculture, Inc. acquisition (“Iconoculture”), which was completed in May 2010. This increase is net of a $2.1 million decrease related to the deferral of certain revenues as a result of the adoption of ASU 2009-13 prospectively.
The increase of $24.3 million in the six months ended June 30, 2011 compared to the same period in the prior year was due to an increase in bookings throughout 2010 and the first six months of 2011 and the Iconoculture acquisition. This increase is net of a $3.6 million decrease related to the deferral of certain revenues as a result of the adoption of ASU 2009-13 prospectively.
Costs and expenses
Increases in compensation, additional costs from the Iconoculture acquisition, and the impact of changes in the exchange rates of the U.S. Dollar (“USD”) to the British pound sterling (“GBP”) all contributed to the year-over-year increases in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss these major components of costs and expenses on an aggregated basis below:
•
Compensation and related costs, including salaries and payroll taxes, increased $8.2 million and $15.8 million in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase was primarily due to headcount increases, as described more fully below, and the effect of our acquisition of Iconoculture in May 2010.

•
Variable compensation decreased $0.3 million and increased $3.3 million in the three and six months ended June 30, 2011, respectively compared to the same periods in 2010. The decrease in the second quarter was primarily the result of a $2.1 million decrease in estimated annual bonus payouts partially offset by a $1.8 million increase in sales commission expense resulting from increased sales bookings in 2010 and 2011. The year to date increase was primarily the result of a $4.5 million increase in sales commission expense resulting from increased sales bookings in 2010 and 2011 partially offset by a $1.2 million decrease in estimated annual bonus payouts.

•
In May 2010, we acquired 100% of the equity interests of Iconoculture. Our total costs and expenses, including compensation and related costs, increased $1.3 million and $5.5 million in the three and six months ended June 30, 2011, respectively, due to the acquisition.

•
Our expenses are also impacted by currency fluctuations, primarily in the value of the GBP compared to the USD. The value of the GBP versus the USD was approximately $0.14 higher on average in the three months ended June 30, 2011 compared to the same period in 2010. The value of the GBP versus the USD was approximately $0.09 higher on average for the six months ended June 30, 2011 compared to the same period in 2010. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services
Cost of services increased 11.7% to $43.9 million in the three months ended June 30, 2011 from $39.3 million in the three months ended June 30, 2010. The increase of $4.6 million was primarily due to a $3.7 million increase in compensation and related costs, including salaries and payroll taxes. The increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams. Additionally, third-party consulting fees increased $1.0 million, travel and related expenses increased $0.5 million, and costs associated with the production and delivery of meetings and other services and deferred compensation expenses each increased $0.4 million. These increases were partially offset by a $1.6 million decrease in variable compensation.
Cost of services increased 15.8% to $84.3 million in the six months ended June 30, 2011 from $72.8 million in the six months ended June 30, 2010. The increase of $11.5 million was primarily due to a $7.0 million increase in compensation and related costs, including salaries and payroll taxes. The increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams and the acquisition of Iconoculture. Additionally, third-party consulting fees increased $2.1 million, travel and related expenses increased $1.4 million, share based compensation expense increased $1.0 million, and costs associated with the production and delivery of meetings and other services, deferred compensation expenses, and severance expense each increased $0.5 million. These increases were partially offset by decreases in variable compensation of $1.3 million and facilities expense of $0.4 million.
Member relations and marketing
Member relations and marketing expense increased 19.2% to $36.0 million in the three months ended June 30, 2011 from $30.2 million in the three months ended June 30, 2010. The increase of $5.8 million was primarily due to a $3.6 million increase in compensation and related costs, including salaries and payroll taxes, relating to investments in our sales teams and a $2.0 million increase in variable compensation resulting from higher sales bookings across 2010 and 2011.
Member relations and marketing expense increased 28.0% to $71.6 million in the six months ended June 30, 2011 from $55.9 million in the six months ended June 30, 2010. The increase of $15.7 million was primarily due to a $7.2 million increase in compensation and related costs, including salaries and payroll taxes. The increase in compensation and related costs was primarily due to headcount increases relating to additional capacity and support for our sales teams. Additionally, variable compensation increased $5.1 million due to higher sales bookings across 2010 and 2011, travel and related expenses increased $0.7 million, share-based compensation increased $0.6 million, facilities expense increased $0.5 million, and third party consulting fees increased $0.5 million.
General and administrative
General and administrative expense increased 14.2% to $16.9 million in the three months ended June 30, 2011 from $14.8 million in the three months ended June 30, 2010. The increase of $2.1 million was primarily due to a $1.3 million increase in compensation and related costs, including salaries and payroll taxes. Additionally, third party consulting fees increased $0.6 million and travel and related expenses increased $0.5 million. These increases were partially offset by a $0.7 million decrease in variable compensation.
General and administrative expense increased 11.5% to $33.8 million in the six months ended June 30, 2011 from $30.3 million in the six months ended June 30, 2010. The increase of $3.5 million was primarily due to a $1.9 million increase in compensation and related costs, including salaries and payroll taxes. Additionally, third party consulting fees increased $0.7 million, travel and related expenses increased $0.7 million, the fair value of the Iconoculture earnout increased $0.6 million, and employee search fees increased $0.3 million. These increases were partially offset by a $0.7 million decrease in share-based compensation and a $0.5 million decrease in variable compensation.
Depreciation and amortization
Depreciation and amortization expense decreased 18.6% to $4.6 million in the three months ended June 30, 2011 from $5.6 million in the three months ended June 30, 2010. The decrease of $1.0 million was primarily due to a $0.8 million decrease in amortization.
Depreciation and amortization expense decreased 17.9% to $8.8 million in the six months ended June 30, 2011 from $10.8 million in the six months ended June 30, 2010. The decrease of $2.0 million was primarily due to a $1.3 million decrease in amortization. The decrease in depreciation expense is a result of fixed assets acquired as part of the build-out of our corporate headquarters in 2007 becoming fully depreciated in the second quarter of 2010.

Other income (expense), net
Other income (expense), net increased to $0.3 million of income in the three months ended June 30, 2011 from $0.8 million of expense in the three months ended June 30, 2010. Other income (expense), net in the three months ended June 30, 2011 was comprised of $0.2 million of interest income, net and a $0.1 million foreign currency gain. Other income (expense), net in the three months ended June 30, 2010 was comprised of $0.4 million of interest income and a $0.1 million of foreign currency gain offset by a $0.9 million decrease in the fair value of deferred compensation plan assets and $0.4 million of other expense.
Other income (expense), net increased to $1.8 million in the six months ended June 30, 2011 from $1.2 million of expense in the six months ended June 30, 2010. Other income (expense) in the six months ended June 30, 2011 was comprised of a $0.7 million foreign currency gain, a $0.6 million increase in the fair value of deferred compensation plan assets, and $0.5 million of interest income, net. Other income (expense), net in the six months ended June 30, 2010 was comprised of $0.8 million of interest income offset by a $0.3 million decrease in the fair value of deferred compensation plan assets, a $0.8 of foreign currency loss, and $0.9 million of other expense.
Provision for income taxes
We recorded a provision for income taxes of $7.8 million in the three months ended June 30, 2011 compared to $7.9 million in the three months ended June 30, 2010. We recorded a provision for income taxes of $15.7 million in the six months ended June 30, 2011 compared to $16.1 million in the six months ended June 30, 2010.
The effective tax rate was 42.9% and 42.0% in the three and six months ended June 30, 2011, respectively. The effective tax rate for the three months ended June 30, 2011 includes the effect of a discrete event related to the realizability of a state deferred tax asset which resulted in an increase to the effective tax rate. The tax expense or benefit for unusual items, or certain adjustments to the valuation allowance are treated as discrete items in the interim period in which the events occur. The effective tax rate was 41.9% and 41.6% in the three and six months ended June 30, 2010, respectively. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and nondeductible expenses.
We currently anticipate a full-year 2011 expected annualized tax rate of approximately 41%, excluding the effects of unrealized currency translation gains/losses.
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
The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, we have the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million, subject to certain limitations set forth in the Credit Facility. We have issued letters of credit under the Credit Facility in an aggregate amount of $6.4 million at June 30, 2011 and have otherwise not borrowed under the Credit Facility.
We had cash and cash equivalents and marketable securities of $159.6 million and $123.5 million at June 30, 2011 and December 31, 2010, respectively. We believe that existing cash and cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. Also, we may make investments in, or acquisitions of, complementary businesses, which could require us to borrow against the Credit Facility as an additional source of liquidity for permitted acquisitions or seek additional financing.

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
Cash flows from operating activities
Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $54.3 million and $56.1 million in the six months ended June 30, 2011 and 2010, respectively.
Cash flows from operations have recently benefited from recent booking trends as evidenced by the increase in Contract Value, accounts receivable and deferred revenues. This benefit was primarily offset by increased incentive compensation paid in the first six months of 2011 versus the same period of 2010 and increased operating expenses.
We made income tax payments of $20.5 million and $18.2 million in the six months ended June 30, 2011 and 2010, respectively and expect to continue making tax payments in future periods. We made payments under restructuring plans of $3.0 million in the six months ended June 30, 2010.
Cash flows from investing activities
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows provided by investing activities were $1.0 million in the six months ended June 30, 2011 versus $10.1 million in the six months ended June 30, 2010. We generated $5.8 million from maturities of marketable securities and used $4.6 million for capital expenditures, primarily on technology infrastructure and new product platforms, in the six months ended June 30, 2011.
We generated $20.3 million from maturities of marketable securities and used $1.2 million for capital expenditures, primarily on technology infrastructure, in the six months ended June 30, 2010. Additionally, we utilized $9.0 million for the Iconoculture acquisition in May 2010, which included an initial payment of $16.2 million, net of cash acquired totaling $7.2 million.
We estimate that capital expenditures to support our infrastructure will be approximately $8.0 to $10.0 million in 2011.
Cash flows from financing activities
Net cash flows used in financing activities were $13.6 million and $8.5 million in the six months ended June 30, 2011 and 2010, respectively. The $5.1 million increase in cash flows used in financing activities is the result of the increase in our quarterly dividend from $0.11 per share in the first and second quarters of 2010 to $0.15 per share in the first and second quarters of 2011 resulting in dividends paid of $10.3 million and $7.5 million in the six months ended June 30, 2011 and 2010, respectively. Additionally, we utilized $3.7 million for the acquisition of businesses, primarily related to payments in April 2011 of the Iconoculture contingent consideration and an amount which had been held back for indemnifiable losses under the terms of the acquisition agreement. We also repurchased $2.7 million of our common stock in the six months ended June 30, 2011 compared to $1.2 million in the six months ended June 30, 2010. These repurchases were the result of employees using common stock received from the exercise of share-based awards to satisfy the minimum statutory federal and state withholding requirements. We also received $1.6 million from the exercise of share-based awards and recorded a $1.8 million tax benefit related to share-based compensation in the six months ended June 30, 2011.
Commitments and contingencies
We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We have accrued a liability of $3.0 million at June 30, 2011 and December 31, 2010, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

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
Toolbox.com
Toolbox.com has not benefited from the favorable revenue dynamics or operating platform of our membership programs. As a result, we have initiated a comprehensive review of strategic alternatives for its business operations and technology platform. The carrying value of goodwill and intangible assets at June 30, 2011 was $4.7 million. Decisions that we make regarding the future direction of Toolbox.com could impact the recoverability of these assets.
Forward-looking statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of the Company and its consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.
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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A.	Risk Factors.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. There were no material changes during the quarter ended June 30, 2011 to the information included in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan	Under the Plans
April 1, 2011 to April 30, 2011 (1)	11	$45.22	11	$19,293,979
May 1, 2011 to May 31, 2011 (1)	21,163	$40.24	21,163	$18,442,403
June 1, 2011 to June 30, 2011 (1)	2,045	$39.03	2,045	$18,362,583

Total	23,219	$40.13	23,219

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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) Exhibits:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: August 9, 2011	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011