Form 10-Q
period 2011-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2011-11-08
CIK 1066104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
The Company had 33,294,413 shares of common stock, par value $0.01 per share, outstanding at November 4, 2011.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,922	$102,498
Marketable securities	3,314	10,114
Membership fees receivable, net	92,039	141,322
Deferred income taxes, net	17,594	18,727
Deferred incentive compensation	15,086	15,710
Prepaid expenses and other current assets	16,135	10,388

Total current assets	241,090	298,759
Deferred income taxes, net	39,222	43,524
Marketable securities	7,314	10,850
Property and equipment, net	81,922	83,140
Goodwill	32,275	29,266
Intangible assets, net	15,853	13,828
Other non-current assets	32,693	30,782

Total assets	$450,369	$510,149

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$35,661	$52,439
Accrued incentive compensation	28,693	40,719
Deferred revenues	235,097	251,200

Total current liabilities	299,451	344,358
Deferred income taxes	1,833	679
Other liabilities	83,213	82,296

Total liabilities	384,497	427,333
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 43,848,582 and 43,533,802 shares issued, and 33,294,413 and 34,322,055 shares outstanding at September 30, 2011 and December 31, 2010, respectively	438	435
Additional paid-in capital	416,326	409,558
Retained earnings	320,302	300,030
Accumulated elements of other comprehensive income	1,021	1,714
Treasury stock, at cost, 10,554,169 and 9,211,747 shares at September 30, 2011 and December 31, 2010, respectively	(672,215)	(628,921)

Total stockholders’ equity	65,872	82,816

Total liabilities and stockholders’ equity	$450,369	$510,149

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$122,852	$112,113	$356,925	$321,865
Costs and expenses:
Cost of services	41,892	40,071	126,199	112,866
Member relations and marketing	36,608	32,222	108,196	88,157
General and administrative	15,706	14,334	49,456	44,614
Depreciation and amortization	3,974	4,517	12,820	15,291
Impairment loss	—	12,645	—	12,645

Total costs and expenses	98,180	103,789	296,671	273,573

Income from operations	24,672	8,324	60,254	48,292
Other (expense) income, net	(2,545)	3,125	(717)	1,878

Income before provision for income taxes	22,127	11,449	59,537	50,170
Provision for income taxes	8,121	4,460	23,833	20,568

Net income	$14,006	$6,989	$35,704	$29,602

Earnings per share:
Basic	$0.41	$0.20	$1.04	$0.87
Diluted	$0.41	$0.20	$1.03	$0.86

Dividends per share	$0.15	$0.11	$0.45	$0.33

Weighted average shares outstanding:
Basic	34,134	34,292	34,299	34,211
Diluted	34,381	34,532	34,648	34,488
See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$35,704	$29,602
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss	—	12,645
Depreciation and amortization	12,820	15,291
Deferred income taxes	4,027	(6,039)
Share-based compensation	6,144	5,301
Excess tax benefits from share-based compensation arrangements	(1,821)	—
Foreign currency translation gain	(70)	—
Amortization of marketable securities premiums, net	166	288
Changes in operating assets and liabilities:
Membership fees receivable, net	50,169	39,337
Deferred incentive compensation	520	(1,655)
Prepaid expenses and other current assets	(5,812)	(652)
Other non-current assets	(1,172)	(4,001)
Accounts payable and accrued liabilities	(15,251)	(21,287)
Accrued incentive compensation	(12,227)	1,352
Deferred revenues	(16,036)	(29,464)
Other liabilities	920	6,421

Net cash flows provided by operating activities	58,081	47,139

Cash flows from investing activities:
Purchases of property and equipment	(7,641)	(4,225)
Acquisition of business, net of cash acquired	(5,791)	(12,957)
Cost method investment	(150)	—
Maturities of marketable securities	9,845	22,382

Net cash flows (used in) provided by investing activities	(3,737)	5,200

Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,587	—
Proceeds from the issuance of common stock under the employee stock purchase plan	369	333
Excess tax benefits from share-based compensation arrangements	1,821	—
Acquisition of business, contingent consideration	(3,655)	—
Credit facility issuance costs	(542)	—
Purchases of treasury shares	(43,295)	(1,225)
Payment of dividends	(15,430)	(11,283)

Net cash flows used in financing activities	(59,145)	(12,175)

Effect of exchange rates on cash	(775)	—

Net (decrease) increase in cash and cash equivalents	(5,576)	40,164
Cash and cash equivalents, beginning of period	102,498	31,760

Cash and cash equivalents, end of period	$96,922	$71,924

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
In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2010 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011 or any other period within 2011.
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

•	Performance analytics. Revenues are generally recognized ratably from the date services begin, which is primarily after the design of the service outputs, through the completion of the services.
•
Leadership academies. Revenues are generally recognized as services are completed. The service offering generally includes one or more class-room based training or presentation events. If more than one delivery date is evident, arrangement consideration is allocated on a pro-rata basis and revenue is recognized on the delivery date of each event.

Agreements entered into between January 1, 2011 and September 30, 2011, and impacted by ASU 2009-13 have resulted in lower results of operations for the three and nine months ended September 30, 2011 than would have been reported under the previous guidance. Revenues and income from operations were lower by $2.5 million and $6.1 million for the three and nine months ended September 30, 2011, respectively. Net income was lower by $1.6 million and $3.7 million for the three and nine months ended September 30, 2011, respectively. Basic and diluted earnings per share were lower by $0.05 and $0.11 for the three and nine months ended September 30, 2011, respectively.

To lessen the impact of ASU 2009-13, the Company completed modifications to certain memberships to remove or alter services that were available only once, or on a limited basis, during the membership period. These modifications were completed on or about March 31, 2011. The modifications will allow the Company to recognize revenue for executive memberships ratably over the term of the related agreement for sales on or after April 1, 2011. For memberships that have not been modified, the Company has and will continue to allocate arrangement consideration to all services. For services that are available only once, or on a limited basis, revenues are recognized upon the earlier of the delivery of the service or the completion of the membership period.
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
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC Topic 220, “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment.” This ASU allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This ASU is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The Company does not expect this guidance will have a material impact on its financial statements.

Note 4. Acquisitions
On September 30, 2011 the Company completed the acquisition of Baumgartner & Partner GmbH (“Baumgartner”), a German services firm that provides human resources and finance data and benchmarking services, as well as human resources advisory services. The Company acquired 100% of the equity interests for an initial cash payment of $6.0 million less cash acquired of $1.0 million. The Company allocated $4.1 million to intangible assets with a weighted average amortization period of 5 years and $3.2 million to goodwill. The Company also will be required to pay an additional $1.5 million less any amounts that the Company is entitled to retain to reimburse it for any losses that are subject to indemnification by the sellers, at various times prior to September 30, 2013.
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
Note 5. Impairment of goodwill and intangible assets
In the three months ended September 30, 2010, the Company concluded there were impairment indicators relating to the 2007 acquisition of Toolbox.com based on a combination of factors (including the then current economic environment and the near term outlook for advertising related revenue). The Company completed an impairment test at August 31, 2010 and concluded that goodwill and intangible asset amounts were impaired. The total pre-tax impairment loss recognized in the three months ended September 30, 2010 was $12.6 million ($9.5 million related to goodwill and $3.1 million related to intangible assets). This non-cash charge did not impact the Company’s liquidity position or cash flows.
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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$96,922	$—	$—	$102,498	$—	$—
Debt securities issued by the District of Columbia	10,628	—	—	20,964	—	—
Variable insurance products held in a Rabbi Trust	—	13,234	—	—	14,905	—
Forward currency exchange contracts	—	9	—	—	232	—

Financial liabilities
Forward currency exchange contracts	$—	$455	$—	$—	$113	$—
Contingent consideration — Iconoculture	—	—	—	—	—	1,900

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
Certain assets (i.e., goodwill, intangible assets) and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments were made in the three and nine months ended September 30, 2011 and 2010, respectively.
Marketable securities
The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

September 30, 2011
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Washington D.C. tax exempt bonds	$10,628	$10,254	$374	$—

December 31, 2010
			Gross	Gross
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Gains	Losses
Washington D.C. tax exempt bonds	$20,964	$20,265	$699	$—

The following table summarizes maturities of marketable securities (in thousands):

	September 30, 2011
	Fair	Amortized
	Value	Cost
Less than one year	$3,314	$3,233
Matures in 1 to 5 years	7,314	7,021

Marketable securities	$10,628	$10,254

Note 7. Other liabilities
Other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Deferred compensation	$10,231	$11,215
Lease incentives	30,533	31,619
Deferred rent benefit	25,525	23,079
Other	16,924	16,383

Total other liabilities	$83,213	$82,296

Note 8. Stockholders’ equity and share-based compensation
Share Repurchases
In August 2011, the Company’s Board of Directors authorized a share repurchase of up to an additional $50 million of the Company’s common stock.  Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations. For the nine months ended September 30, 2011, the Company repurchased approximately 1.3 million shares at a total cost of approximately $43.3 million. The remaining share repurchase authorization was $28.1 million at September 30, 2011.
Share-based compensation
The Company granted 293,470 and 396,310 restricted stock units at a weighted-average fair value of $38.85 and $25.63 in the nine months ended September 30, 2011 and 2010, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. Approximately 12,000 and 228,000 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three and nine months ended September 30, 2011, respectively. Approximately 16,000 and 244,000 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three and nine months ended September 30, 2010, respectively.
The Company recognized total share-based compensation costs of $2.0 million and $2.1 million in the three months ended September 30, 2011 and 2010 and $6.1 million and $5.3 million in the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, there was $19.1 million of total unrecognized share-based compensation cost.
Dividends
In August 2011, the Board of Directors declared a cash dividend of $0.15 per share for the third quarter of 2011 for stockholders of record on September 15, 2011. The dividend, totaling $5.0 million, was paid on September 30, 2011.
On November 4, 2011, the Board of Directors declared a fourth quarter cash dividend of $0.15 per share. The dividend is payable on December 30, 2011 to stockholders of record at the close of business on December 15, 2011. The Company funds its dividend payments with cash on hand and cash generated from operations.
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
The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value and changes in fair value measurements are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward contracts was $21.0 million at September 30, 2011.
The fair value of derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	September 30, 2011	December 31, 2010

Asset Derivatives
Prepaid expenses and other current assets	$9	$232

Liability Derivatives
Accounts payable and accrued liabilities	$455	$113

The pre-tax effect of the derivative instruments on the Company’s consolidated statements of income is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended September 30,		Nine months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Forward currency contracts	$(331)	$557	$187	$195

Location of Gain (Loss) Reclassified from	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
Accumulated OCI into Income (Effective	Three Months Ended September 30,		Nine months Ended September 30,
portion)	2011	2010	2011	2010
Cost of services	$(34)	$95	$278	$(51)
Member relations and marketing	(28)	186	237	(101)
General and administrative	(14)	45	113	(25)

	$(76)	$326	$628	$(177)

Note 10. Revolving credit facility
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
The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, the Company has the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million upon at least five business days prior written notice to the Administrative Agent, subject to certain limitations set forth in the Credit Facility, including the absence of a default under the Credit Facility. The Company has issued letters of credit under the Credit Facility in an aggregate amount of $7.2 million at September 30, 2011 and has otherwise not borrowed under the Credit Facility.
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

Note 11. Income taxes
The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items recorded in the period. The effective tax rate was 36.7% and 40.0% in the three and nine months ended September 30, 2011, respectively. The effective tax rate for the three months ended September 30, 2011 includes the effect of a discrete event related to the release of a tax contingency reserve to reflect the lapse of a statute of limitations which resulted in a decrease to the effective tax rate. The Company currently anticipates a full-year expected annualized tax rate of approximately 40%, excluding the effects of unrealized currency translation gains and losses. The effective tax rate was 39.0% and 41.0% in the three and nine months ended September 30, 2010, respectively.
The Company made income tax payments of $7.2 million and $9.1 million in the three months ended September 30, 2011 and 2010 and $27.8 million and $27.3 million in the nine months ended September 30, 2011 and 2010, respectively.
Note 12. Earnings per share
A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Basic weighted average common shares outstanding	34,134	34,292	34,299	34,211
Dilutive effect of common shares outstanding	247	240	349	277

Diluted weighted average common shares outstanding	34,381	34,532	34,648	34,488

Approximately 1.8 million and 2.4 million shares in the three months ended September 30, 2011 and 2010, respectively, and approximately 1.9 million and 2.5 million shares in the nine months ended September 30, 2011 and 2010, respectively, have been excluded from the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.
Note 13. Comprehensive income
Total comprehensive income is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$14,006	$6,989	$35,704	$29,602
Change in unrealized gains of marketable securities, net of tax	(47)	(71)	(195)	(317)
Unrealized (losses) gains on forward contracts, net of tax	(153)	122	(263)	216
Change in cumulative translation adjustment	(242)	(136)	(234)	580

Total comprehensive income	$13,564	$6,904	$35,012	$30,081

Accumulated elements of other comprehensive income at September 30, 2011 consist primarily of a $1.0 million cumulative foreign currency translation gain. Accumulated elements of other comprehensive income at December 31, 2010 consists of a $0.4 million unrealized gain, net of tax, on marketable securities; a $0.1 million unrealized gain, net of tax, on forward currency exchange contracts; and a $1.2 million cumulative foreign currency translation gain.
Note 14. Commitments and contingencies
Operating leases
The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.
Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at September 30, 2011:

	Total	2011*	YE 2012	YE 2013	YE 2014	YE 2015	Thereafter
Operating lease obligations	$584,715	$9,012	$36,579	$36,801	$36,532	$36,839	$428,952
Sublease receipts	(272,889)	(3,079)	(13,997)	(14,306)	(13,383)	(14,954)	(213,170)

Total net lease obligations	$311,826	$5,933	$22,582	$22,495	$23,149	$21,885	$215,782

*	For the three months ended December 31, 2011.

Contingencies
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.
The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company has a $3.0 million liability at September 30, 2011 and December 31, 2010, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

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
Our performance through September 30, 2011 reflects continued progress on elements of our growth strategy. Contract Value, which we define as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement, was $472.2 million at September 30, 2011, an increase of 12.0%, compared to $421.6 million at September 30, 2010, as a result of increased sales to new and existing members. Contract Value per member institution increased 4.4% at September 30, 2011 to $85,804 from $82,176 at September 30, 2010.
We believe that member-based operating metrics provide a useful view of the true economics, management, and growth trends in our business. Wallet retention rate, which we define as the total current year Contract Value from prior year members as a percentage of the total prior year Contract Value, increased to 102% at September 30, 2011 from 96% at September 30, 2010 as a result of improved pricing, renewals, and sales of additional products and services. We believe that Wallet Retention Rate provides an integrated view of member buying activity as it reflects the cumulative year-over-year impact of renewals, cross sales, and pricing growth.
Revenues were $122.9 million in the three months ended September 30, 2011, an increase of $10.8 million from the three months ended September 30, 2010. Total costs and expenses were $98.2 million in the three months ended September 30, 2011, a decrease of $5.6 million from the three months ended September 30, 2010 primarily due to the $12.6 million impairment loss in the prior year offset by higher operating costs and additional investments in new products and market extensions to further enhance organic growth. Our EBITDA and Adjusted EBITDA margins were 21.1% in the three months ended September 30, 2011 compared to EBITDA and Adjusted EBITDA margins of 14.0% and 25.2%, respectively, in the three months ended September 30, 2010. As a result, net income and Adjusted net income were $14.0 million in the three months ended September 30, 2011 compared to $7.0 million and $14.8 million, respectively, in the three months ended September 30, 2010.
Revenues were $356.9 million in the nine months ended September 30, 2011, an increase of $35.0 million from the nine months ended September 30, 2010. Total costs and expenses were $296.7 million in the nine months ended September 30, 2011, an increase of $23.1 million from the nine months ended September 30, 2010 primarily due to higher operating costs and additional investments in new products and market extensions to further enhance organic growth partially offset by the $12.6 million impairment loss in the prior year. Our EBITDA and Adjusted EBITDA margins were 20.1% in the nine months ended September 30, 2011 compared to EBITDA and Adjusted EBITDA margins of 20.0% and 23.9%, respectively, in the nine months ended September 30, 2010. As a result, net income and Adjusted net income were $35.7 million in the nine months ended September 30, 2011 compared to $29.6 million and $37.4 million, respectively, in the nine months ended September 30, 2010.

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
A reconciliation of these non-GAAP measures to GAAP results is provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$14,006	$6,989	$35,704	$29,602
Interest income, net	(146)	(317)	(644)	(1,116)
Depreciation and amortization	3,974	4,517	12,820	15,291
Provision for income taxes	8,121	4,460	23,833	20,568

EBITDA	$25,955	$15,649	$71,713	$64,345
Impairment loss	—	12,645	—	12,645

Adjusted EBITDA	$25,955	$28,294	$71,713	$76,990

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$14,006	$6,989	$35,704	$29,602
Adjustments, net of tax:
Impairment loss	—	7,789	—	7,789

Adjusted net income	$14,006	$14,778	$35,704	$37,391

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
GAAP diluted earnings per share	$0.41	$0.20	$1.03	$0.86
Adjustments, net of tax:
Impairment loss	—	0.23	—	0.23

Non-GAAP diluted earnings per share	$0.41	$0.43	$1.03	$1.09

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
On January 1, 2011, we prospectively adopted Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which is discussed in Note 2 to the condensed consolidated financial statements. In response to the adoption of ASU 2009-13, we must analyze our service offerings to determine if there are multiple deliverables. If there are multiple deliverables in our service offerings, we must account for them as separate units of accounting. Measuring and allocating arrangement consideration to separate units of accounting requires the application of judgment by management. The adoption of ASU 2009-13 has affected the timing of revenue recognition. For services that are available only once, or on a limited basis, revenues are recognized upon the earlier of the delivery of the service or the completion of the membership period.
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

•
Member relations and marketing, which represents the costs of acquiring new members and the costs of account management, consisting of compensation, including salaries, sales incentives, and share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our customer relationship management software.

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

Three and Nine months Ended September 30, 2011 Compared to the Three and Nine months Ended September 30, 2010
Revenues
Revenues increased 9.6% to $122.9 million in the three months ended September 30, 2011 from $112.1 million in the three months ended September 30, 2010. Revenues increased 10.9% to $356.9 million in the nine months ended September 30, 2010 from $321.9 million in the nine months ended September 30, 2010.
The increase of $10.8 million for the three months ended September 30, 2011 compared to the same period in the prior year was due to an increase in sales bookings to new and existing members throughout 2010 and the first nine months of 2011. This increase is net of a $2.5 million revenue deferral resulting from the adoption of ASU 2009-13 prospectively.
The increase of $35.0 million in the nine months ended September 30, 2011 compared to the same period in the prior year was due to an increase in sales bookings to new and existing members throughout 2010 and the first nine months of 2011. This increase is net of a $6.1 million revenue deferral resulting from the adoption of ASU 2009-13 prospectively.
Costs and expenses
Increases in compensation and the impact of changes in the exchange rates of the U.S. Dollar (“USD”) to the British pound sterling (“GBP”) and the Indian Rupee (“INR”) all contributed to the year-over-year increases in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss these major components of costs and expenses on an aggregated basis below:
•
Compensation and related costs, including salaries and payroll taxes, increased $6.7 million and $23.1 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase was primarily due to headcount increases, as described more fully below, and, for the nine month period, the effect of the Iconoculture acquisition in May 2010.

•
Variable compensation increased $2.4 million and $5.8 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in the third quarter was primarily the result of a $2.1 million increase in sales commission expense resulting from increased sales bookings in 2010 and 2011. The year to date increase was primarily the result of a $6.7 million increase in sales commission expense resulting from increased sales bookings in 2010 and 2011.

•
Our expenses are also impacted by currency fluctuations, primarily in the value of the GBP compared to the USD. The value of the GBP versus the USD was approximately $0.06 higher on average in the three months ended September 30, 2011 compared to the same period in 2010. The value of the GBP versus the USD was approximately $0.08 higher on average for the nine months ended September 30, 2011 compared to the same period in 2010. Costs incurred for foreign subsidiaries will fluctuate based upon changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services
Cost of services increased 4.5% to $41.9 million in the three months ended September 30, 2011 from $40.1 million in the three months ended September 30, 2010. The increase of $1.8 million was primarily due to a $3.6 million increase in compensation and related costs, including salaries and payroll taxes. The increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams. Additionally, variable compensation expense increased $0.4 million, legal expenses increased $0.2 million, and costs associated with the production and delivery of meetings and other services increased $0.1 million. These increases were partially offset by a $1.5 million decrease in deferred compensation expense, a $0.9 million decrease in third party consulting fees, and a $0.4 million decrease in facilities expense.
Cost of services increased 11.8% to $126.2 million in the nine months ended September 30, 2011 from $112.9 million in the nine months ended September 30, 2010. The increase of $13.3 million was primarily due to an $11.1 million increase in compensation and related costs, including salaries and payroll taxes. The increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams and the acquisition of Iconoculture. Additionally, third-party consulting fees increased $1.9 million, travel and related expenses increased $1.4 million, share based compensation expense increased $0.9 million, and costs associated with the production and delivery of meetings and other services increased $0.5 million. These increases were partially offset by decreases in deferred compensation expense of $1.0 million, variable compensation of $0.9 million, and facilities expense of $0.8 million.
Member relations and marketing
Member relations and marketing expense increased 13.7% to $36.6 million in the three months ended September 30, 2011 from $32.2 million in the three months ended September 30, 2010. The increase of $4.4 million was primarily due to a $3.1 million increase in compensation and related costs, including salaries and payroll taxes, relating to investments in our sales teams and a $2.1 million increase in variable compensation resulting from higher sales bookings across 2010 and 2011. These increases were partially offset by a $0.7 million decrease in deferred compensation expense.
Member relations and marketing expense increased 22.7% to $108.2 million in the nine months ended September 30, 2011 from $88.2 million in the nine months ended September 30, 2010. The increase of $20.0 million was primarily due to a $10.3 million increase in compensation and related costs, including salaries and payroll taxes. The increase in compensation and related costs was primarily due to headcount increases relating to additional capacity and support for our sales teams. Additionally, variable compensation increased $7.2 million due to higher sales bookings across 2010 and 2011 and travel and related expenses increased $0.9 million. Third party consulting fees, share-based compensation expense, benefits expense, and costs of temporary employees each increased $0.2 million. These increases were partially offset by a $0.5 million decrease in deferred compensation expense.
General and administrative
General and administrative expense increased 9.8% to $15.7 million in the three months ended September 30, 2011 from $14.3 million in the three months ended September 30, 2010. The increase of $1.4 million was primarily due to costs related to the Baumgartner acquisition of $0.8 million and a $0.9 million increase in compensation and related costs, including salaries and payroll taxes. Additionally, third party consulting fees and share-based compensation expenses each increased $0.4 million. These increases were partially offset by a $0.7 million decrease in deferred compensation expense, and a $0.4 million decrease in facilities expense.
General and administrative expense increased 11.0% to $49.5 million in the nine months ended September 30, 2011 from $44.6 million in the nine months ended September 30, 2010. The increase of $4.9 million was primarily due to a $3.0 million increase in compensation and related costs, including salaries and payroll taxes. Additionally, transaction costs increased $0.8 million, third party consulting fees and travel and related expenses each increased $0.9 million, and the fair value of the Iconoculture earnout increased $0.6 million. These increases were partially offset by a $0.8 decrease in facilities expense, and a $0.5 million decrease in both deferred compensation and variable compensation.
Depreciation and amortization
Depreciation and amortization expense decreased 11.1% to $4.0 million in the three months ended September 30, 2011 from $4.5 million in the three months ended September 30, 2010. The decrease of $0.5 million was primarily due to a $0.7 million decrease in amortization.
Depreciation and amortization expense decreased 16.3% to $12.8 million in the nine months ended September 30, 2011 from $15.3 million in the nine months ended September 30, 2010. The decrease of $2.5 million was primarily due to a $2.0 million decrease in amortization.

Impairment loss
In the three months ended September 30, 2010, we concluded there were impairment indicators relating to our 2007 acquisition of Toolbox.com based on a combination of factors (including the then current economic environment and the near term outlook for advertising related revenue). We completed an impairment test at August 31, 2010 and concluded that goodwill and intangible asset amounts were impaired. The total pre-tax impairment loss recognized in the three months ended September 30, 2010 was $12.6 million ($9.5 million related to goodwill and $3.1 million related to intangible assets). This non-cash charge did not impact our liquidity position or cash flows.
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
Other (expense) income, net
Other (expense) income, net decreased to $2.5 million of expense in the three months ended September 30, 2011 from $3.1 million of income in the three months ended September 30, 2010. Other (expense) income, net for the three months ended September 30, 2011 included a $1.9 million decrease in the fair value of deferred compensation plan assets and a $0.7 million foreign currency loss, partially offset by $0.1 million of interest income, net. Other (expense) income, net in the three months ended September 30, 2010 included a $1.1 million increase in the fair value of deferred compensation plan assets, $0.9 million in other income, a $0.8 million foreign currency gain, and $0.3 million of interest income.
Other (expense) income, net decreased to $0.7 million of expense in the nine months ended September 30, 2011 from $1.9 million of income in the nine months ended September 30, 2010. Other (expense) income, net for the nine months ended September 30, 2011 included a $1.3 million decrease in the fair value of deferred compensation plan assets partially offset by $0.6 million of interest income, net. Other (expense) income, net in the nine months ended September 30, 2010 included $1.1 million of interest income and a $0.8 million increase in the fair value of deferred compensation plan assets.
Provision for income taxes
We recorded a provision for income taxes of $8.1 million in the three months ended September 30, 2011 compared to $4.5 million in the three months ended September 30, 2010. We recorded a provision for income taxes of $23.8 million in the nine months ended September 30, 2011 compared to $20.6 million in the nine months ended September 30, 2010.
The effective tax rate was 36.7% and 40.0% in the three and nine months ended September 30, 2011, respectively. The effective tax rate for the three months ended September 30, 2011 includes the effect of a discrete event related to the release of a tax contingency reserve to reflect the lapse of a statute of limitations which resulted in a decrease to the effective tax rate. The tax expense or benefit for unusual items, or certain adjustments to the valuation allowance are treated as discrete items in the interim period in which the events occur. The effective tax rate was 39.0% and 41.0% in the three and nine months ended September 30, 2010, respectively. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and nondeductible expenses.
We currently anticipate a full-year 2011 expected annualized tax rate of approximately 40%, excluding the effects of unrealized currency translation gains/losses.
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

The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, we have the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million, subject to certain limitations set forth in the Credit Facility. We have issued letters of credit under the Credit Facility in an aggregate amount of $7.2 million at September 30, 2011 and have otherwise not borrowed under the Credit Facility.
We had cash and cash equivalents and marketable securities of $107.6 million and $123.5 million at September 30, 2011 and December 31, 2010, respectively. We believe that existing cash and cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. Also, we may make investments in, or acquisitions of, complementary businesses, which could require us to borrow under the Credit Facility as an additional source of liquidity for permitted acquisitions or seek additional financing.
In September 2011, we completed the acquisition of Baumgartner. We acquired 100% of the equity interests of Baumgartner for an initial cash payment of approximately $6.0 million less cash acquired of $1.0 million. We will be required to pay up to an additional $1.5 million at various times prior to September 30, 2013.
In May 2010, we completed the acquisition of Iconoculture. We acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. We also paid $1.5 million on April 1, 2011, which had been held back by us for any indemnifiable losses under the terms of the acquisition agreement. In addition, we paid additional consideration of $2.5 million on April 1, 2011 as final settlement of the additional consideration associated with Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010.
Cash flows from operating activities
Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $58.1 million and $47.1 million in the nine months ended September 30, 2011 and 2010, respectively.
Cash flows from operations have recently benefited from recent booking trends, as evidenced by the increase in Contract Value, which has resulted in higher year over year balances in accounts receivable and deferred revenues. This benefit was primarily offset by increased incentive compensation paid in the first nine months of 2011 versus the same period of 2010 and increased operating expenses.
We made income tax payments of $27.8 million and $27.3 million in the nine months ended September 30, 2011 and 2010, respectively and expect to continue making tax payments in future periods. We made payments under restructuring plans of $3.3 million in the nine months ended September 30, 2010.
Cash flows from investing activities
Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $3.7 million in the nine months ended September 30, 2011 versus net cash flows provided by investing activities of $5.2 million in the nine months ended September 30, 2010. We generated $9.8 million from maturities of marketable securities and used $7.6 million for capital expenditures, primarily on technology infrastructure and new product platforms in the nine months ended September 30, 2011. Additionally, we utilized $5.8 million for acquisitions of businesses, primarily related to Baumgartner, which included an initial payment of $5.0 million, net of cash acquired totaling $1.0 million.
We generated $22.4 million from maturities of marketable securities and used $4.2 million for capital expenditures, primarily on technology infrastructure, in the nine months ended September 30, 2010. Additionally, we utilized $13.0 million for the Iconoculture acquisition in May 2010, which included an initial payment of $16.2 million and a working capital payment of $4.0 million, net of cash acquired totaling $7.2 million.
We estimate that capital expenditures to support our infrastructure will be approximately $11.0 million in 2011.

Cash flows from financing activities
Net cash flows used in financing activities were $59.1 million and $12.2 million in the nine months ended September 30, 2011 and 2010, respectively. The $46.9 million increase in cash outflows is primarily the result of the repurchase of shares of our common stock. During the third quarter of 2011, we utilized $40.3 million to repurchase 1.3 million shares of our common stock pursuant to a publicly announced plan. An additional $3.0 million of the repurchases were the result of employees using common stock received from the exercise of share-based awards to satisfy the minimum statutory federal and state withholding requirements. This is compared to $1.2 million used on the repurchase of shares in the nine months ended September 30, 2010. Additionally we increased our quarterly dividend from $0.11 per share in the first, second, and third quarters of 2010 to $0.15 per share in the first, second, and third quarters of 2011 resulting in dividends paid of $15.4 million and $11.3 million in the nine months ended September 30, 2011 and 2010, respectively. Additionally, we utilized $3.7 million for the acquisition of businesses, primarily related to payments in April 2011 of the Iconoculture contingent consideration and an amount which had been held back for indemnifiable losses under the terms of the acquisition agreement. We also recorded a $1.8 million tax benefit related to share-based compensation and received $1.6 million from the exercise of share-based awards in the nine months ended September 30, 2011.
Commitments and contingencies
We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We have a liability of $3.0 million at September 30, 2011 and December 31, 2010, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.
Contractual obligations
There have been no material changes to the contractual obligations tables as disclosed in our 2010 Annual Report on Form 10-K. We have operating lease obligations that relate primarily to our office leases that expire on various dates through 2028. The operating lease obligations generally include scheduled rent increases.
Off-Balance Sheet Arrangements
At September 30, 2011 and December 31, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Toolbox.com
We review the carrying value of goodwill and conduct impairment tests at least on an annual basis. In the third quarter of 2011, we had indicators of possible impairment relating to the continued weakness in the online advertising market. Toolbox.com has not benefited from the favorable revenue dynamics or operating platform of our membership programs. As a result, we have initiated a comprehensive review of strategic alternatives for its business operations and technology platform. Decisions that we make regarding the future direction of Toolbox.com could impact the recoverability of these assets. The carrying value of the business unit at September 30, 2011 was $5.1 million. We tested the goodwill for impairment and determined that the asset was not impaired. If the test had indicated impairment, then the value of the goodwill would have been written down to its fair value.
We utilized the income approach (discounted cash flow method) and the market approach (guideline company method) in the determination of the fair value. Significant assumptions used included: expected revenue growth rates, reporting unit profit margins, and working capital levels; a discount rate of 19%; and a terminal value based upon long-term growth assumptions. The expected future revenue growth rates and profit margins were determined after taking into consideration historical revenue growth rates and profit margins, our assessment of future market potential, and our expectations of future business performance. We have a focused business plan to support Toolbox.com and increase future sales and operating profits. We will continue to monitor against this plan and review our goodwill for impairment on at least an annual basis, or as required.

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
Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, our potential failure to adapt to member needs and demands, our potential inability to attract and retain a significant number of highly skilled employees, risks associated with the results of restructuring plans, fluctuations in operating results, our potential inability to protect our intellectual property, our potential exposure to loss of revenues resulting from our unconditional service guarantee, exposure to litigation related to our content, various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets, changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, our potential inability to make, integrate and maintain acquisitions and investments, and the amount and timing of the benefits expected from acquisitions and investments, our potential inability to implement, maintain, upgrade and effectively operate our technology and information infrastructure, our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations, our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of the Company’s 2010 Annual Report on Form 10-K, as filed on February 28, 2011, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A.	Risk Factors.
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. There were no material changes during the quarter ended September 30, 2011 to the information included in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of
			Shares	Approximate $
		Average	Purchased as	Value of Shares
	Total	Price	Part of a	That May Yet Be
	Number of	Paid Per	Publicly	Purchased
	Shares Purchased	Share	Announced Plan(2)(3)	Under the Plans
July 1, 2011 to July 31, 2011 (1)	6,130	$43.63	—	$18,362,583	(4)
August 1, 2011 to August 31, 2011 (1)	582,711	$31.51	582,711	$50,000,000	(5)
September 1, 2011 to September 30, 2011(1)	685,269	$32.02	685,028	$28,063,156	(5)

Total	1,274,110	$31.85	1,267,739

(1)	Includes 6,130, 0, and 241 shares of common stock surrendered by employees to the Company in July, August and September 2011, respectively, to satisfy federal and state tax withholding obligations.

(2)
Includes shares of common stock repurchased by the Company through August 24, 2011 in full satisfaction of the remaining authorization under its previously announced stock repurchase plan (the “Prior Repurchase Plan”).

(3)
On August 29, 2011, the Company announced that its board of directors approved a new $50 million stock repurchase program (the “August 2011 Repurchase Program”), which is authorized through December 31, 2012. In September 2011, the Company repurchased $21.9 million of its common stock pursuant to the August 2011 Repurchase Program.

(4)	Reflects remaining authorization under the Prior Repurchase Plan, which was fully utilized as of August 24, 2011.

(5)	Reflects remaining authorization under the August 2011 Repurchase Program.
Repurchases may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
On November 7, 2011, The Corporate Executive Board Company (“Company”) and The Advisory Board Company agreed to extend the term of their Collaboration Agreement, dated as of February 6, 2007, through February 5, 2014. The Collaboration Agreement was filed with the Securities and Exchange Commission as Exhibit 10.26 to the Company's 10-Q for the quarterly period ended March 1, 2007.

Item 6.	Exhibits.
(a)	Exhibits:

Exhibit No.	Description

10.1*	Extension letter, dated November 7, 2011 to the Collaboration Agreement with The Advisory Board Company.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)
Date: November 8, 2011	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Extension letter, dated November 7, 2011 to the Collaboration Agreement with The Advisory Board Company.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011