Form 10-K
period 2011-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2012-02-29
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,507,922,642*.

There were 33,317,950 shares of the registrant’s common stock outstanding at February 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

*

Solely for purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than 5% of the registrant’s common stock are considered to be affiliates.

THE CORPORATE EXECUTIVE BOARD COMPANY

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) that involve risks, uncertainties, and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of The Corporate Executive Board Company and its consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including the execution of cost-reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to member needs and demands; our potential inability to attract and retain a significant number of highly skilled employees; risks associated with the results of restructuring plans; fluctuations in operating results; our potential inability to protect our intellectual property; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements; our potential inability to make, integrate, and maintain acquisitions and investments; and the amount and timing of the benefits expected from acquisitions and investments, our potential inability to implement, maintain, upgrade and effectively operate our technology and information infrastructure, our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations, our potential inability to effectively anticipate, plan for, and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the global economy and possible volatility of our stock price. These and other factors are discussed more fully in “Risk Factors” in Item 1A of this report. We assume no obligation and do not intend to update these forward-looking statements.

When we use the terms “Company,” “CEB,” “we,” “us” and “our” in this Annual Report on Form 10-K, we mean The Corporate Executive Board Company, a Delaware corporation, and its consolidated subsidiaries.

Part I

Item 1.	Business.

Our Company

The Corporate Executive Board Company helps senior executives and their teams drive corporate performance by identifying and building on the proven best practices of the world’s best companies. We primarily deliver our products and services to a global client base through annual, fixed-fee membership subscriptions. At December 31, 2011, our member network included approximately 85% of the Fortune 500, 50% of the Dow Jones Asian Titans, and 70% of the FTSE 100. It spans more than 50 countries, 5,700 individual organizations, and 225,000 business professionals.

Our member network is integral to our business. Close relationships with our members enable us to deliver superior business insights, solutions, and analytics that support executives and professionals during their careers. Over time, our data sets expand, thereby strengthening the power of our products and services and the member network.

Who We Serve

We offer comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. To fully support our members, our products and services focus on several key corporate functions across a wide range of industries. These corporate functions, which we consider our end markets, are the following:

•	Finance, Corporate Services, and Corporate Strategy;

•	Human Resources;

•	Information Technology;

•	Legal, Risk, and Compliance;

•	Sales, Marketing, and Communications.

In addition to these corporate functions, we serve operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making.

Our Products and Services

We help senior executives and their teams drive corporate performance by identifying and building on proven practices that address key emerging and recurring business challenges. We pioneered a model to help clients address six recurring business challenges and unlock timely insight using proven best practices that are used by the leading companies around the world, and leverage tools to overcome their own challenges. These six business challenges include the following:

•	Assessing Key Performance Trends and Risks;

•	Benchmarking Performance and Plans;

•	Establishing Innovative Operating Approaches;

•	Organizing and Managing Critical Talent;

•	Driving Alignment and Support for Change;

•	Navigating Leadership Transitions.

By applying our unique combination of resources and proven best practices to solve these challenges, executives and professionals can fundamentally impact and drive corporate performance. The model works by:

•	Fostering a network of senior leaders in key functional roles;

•	Focusing on identifying their common challenges;

•	Using world-class research to identify and build on proven solutions accessible for mutual advantage; and

•	Leveraging a global service infrastructure to deliver these insights, best practices, and tools.

Below is a summary of the products and services we provide to members:

• Proven Best Practices; Research and Insights. We analyze and document corporate best practices for significant and pressing issues that members confront. Through our proprietary research, we identify key economic leverage points and isolate high return-on-investment solutions for members to implement. In 2011, we produced over 400 new cases and 70 unique studies for our members. We deliver this research through various channels, including Web-based resources, interactive workshops, live meetings, and published studies.

• Peer Benchmarks. We create and maintain benchmarking assets with information from peer executives across industries covering information such as organizational structures, costs and productivity, as well as member experience and service quality. In 2011, we maintained or created data sets to provide executives with clarity on the most efficient resource allocation and high-impact areas of focus.

• Decision and Diagnostic Tools. We provide members with tools and analysis that enable decision making and improve performance. For example, our “World-Class Performance” diagnostic tool allows a member executive to understand how other executives assess the performance of their own departments.

• Executive Networking. We provide networking opportunities for peer executives and professionals within our membership. Services include online peer discussion groups, as well as on-request advice, feedback, and perspectives from peer interaction with other leading executives and professionals at both in-person and virtual events.

• Advisory Support. We deliver a proprietary executive education curriculum to executives and their teams supported with e-learning resources. In 2011, we continued to invest in additional executive advisor capacity to advise members on pressing business concerns and connect our insights to member challenges.

• Live and Online Learning Events. We connect members to networks of peer executives and professionals across industries and geographies. These networks operate through in-person meetings, the Web, and email-based platforms. In 2011, these networks supported approximately 750 virtual events for more than 69,000 participants and 720 live meetings for more than 15,000 attendees worldwide. In certain corporate functions, such as HR, Finance, IT, and Legal, the curriculum is accredited to meet professional continuing education requirements.

Our Business Strategy

Our strategy is to help senior executives and their teams drive corporate performance by equipping them with the actionable insights, analytic tools, and advisory support they need to quickly and confidently focus efforts that achieve performance excellence in their roles. We have worked to lay an operational foundation to position the business for sustainable growth. We continue to focus on growing the business by deepening our relationships with current members, adding high-value new member companies, and launching new products and services. We intend to implement this strategy through the following efforts:

1.

Create “Must Have” Data and Insights. Data and insights are the core of our business. We seek, through our proprietary research methodologies, to develop authoritative and relevant ideas that help executives drive corporate performance at their functional level and within their roles. All of our products and services have intellectual property at their foundation and we seek to use data and insight to create a return on investment on member workflows and decisions. In 2012, our research teams will continue to seek to create authoritative and uniquely valuable insight into members’ decisions and work. We will also focus on continuing to articulate how our data and insights drive economic value for our members.

2.

Build Brand Strength Through Member Impact. Our experience tells us that the quality and number of member interactions correlates with renewals, cross sales, and pricing power. We leverage both our service and technology infrastructure to create this high-value engagement and build a corporate brand through these quality interactions. In 2011, we selectively added capacity in our member relations teams to drive increasing levels of productivity through additional staff training and support. In 2012, we will continue to refine our service strategies and amplify the CEB brand with simplified messaging to our end markets.

3.

Globalize the Business. Extending our existing insights and products to more companies around the world is a core component of our growth strategy. Achieving greater penetration levels in our growth markets also reinforces a competitive strength as our data, insights, and tools become ever more global in scope. In 2011, we continued our strategy of ensuring our offerings are highly relevant for these new markets by making additional investments in our middle market and government platforms, as well as our operations in the Asia Pacific region and Europe. This included opening a new office in Frankfurt, Germany as we grew our presence in the market. In 2012, we will continue investing in these efforts with particular focus on globalizing our growing presence with middle market companies.

4.

Deliver Innovative Products and Services. Launching renewable and scalable new services and products that leverage our assets to more fully support members’ work and decisions is a core component of our growth strategy. We may also make strategic acquisitions of companies to add key capabilities or assets for these services and products. We launched several new products in 2011, including the Finance Leadership Academy and the IT Business Leadership Academy. We also acquired Baumgartner and Partner GmbH (“Baumgartner”), which provides human resources and finance data and benchmarking services, as well as human resources advisory services to European companies. In 2012, we plan to continue launching more products and services both through internal development and selectively targeted acquisitions to further extend our support of member decisions and workflows.

Our Pricing

We believe that we offer a more cost-effective alternative to traditional professional, information, and advisory services. For the majority of our products and services, membership is for one year, typically payable at the beginning of the contract term. Member subscription price varies by program and may be further adjusted based on a members’ revenue or headcount. We offer discounted pricing schedules and modified terms for members that purchase a large number of memberships. In 2011, no single member accounted for more than 0.5% of consolidated revenues. Most products and services offer a service guarantee, which allows members to request a refund of the fee in the event that they terminate their membership prior to the completion of their membership term. Under the service guarantee, refunds are provided on a pro-rata basis relative to the remaining membership term. In 2011, members requested refunds for 0.8% of all memberships sold or renewed, flat compared to 2010. We believe the volume of refund requests reflects the value that we provide to members through our products and services.

Certain of our products, such as Performance Analytics and Leadership Academies, have pricing models that are different from our core products and services:

•	Performance Analytics delivers data and analytics to support improved performance of executives and their teams. Some elements of the product set are available on a customized fee basis.

•

Leadership Academies provide access, for an annual per-participant fee, to training and development services that may include skills diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty.

Our Competition

Our industry is highly competitive. We believe that our differentiators include the quality and size of the member network; quality of research and analysis; effectiveness of advice; price; breadth of data assets; accessibility of data assets; service levels; and range and scope of product and service offerings. We believe that we provide members with significant value at a lower cost than either an internal research effort or an external consulting contract.

We compete with firms that offer customized information and professional service products, such as traditional consulting firms; benchmarking firms; research and data analytics firms; and training and development firms. These companies offer a variety of products and services, including market research, performance data, analysis, implementation services, networking opportunities, and educational programs. We believe these competitors, in general, charge more for their products and services than we do. We also compete against entities such as trade associations, nonprofit organizations, research and database companies, as well as providers of free content over the Internet and through other delivery channels. We believe that these competitors offer less detailed and lower-priced research and fewer networking opportunities and educational services. Our direct competitors generally compete with us in a single decision support center, a single corporate function (e.g., information technology), and/or in a specific industry.

The Advisory Board Company serves the health-care industry and educational institutions with products and services that are similar to what we provide on a cross-industry basis. In November 2011, we extended a collaboration agreement with The Advisory Board Company, entered into in 2007, to enhance services to members and explore new product development opportunities. To advance these efforts, which require the companies to share proprietary information, the agreement includes a limited non-competition provision.

Our Employees

We employ individuals from top undergraduate and graduate programs, as well as experienced talent from outside our Company, who often have functional, industry, academic, or consulting expertise. Our success depends on our ability to attract, develop, engage, and retain outstanding talent, including in both our commercial and research functions. We believe that we offer compelling career paths, opportunities for professional development, and competitive compensation. We compete for employees with numerous information and professional services providers, many of which are significantly larger than we are and, we believe, have greater resources than we do. At December 31, 2011, we employed 2,093 staff members, an increase of 11% versus December 31, 2010. Of this employee base, 1,499 were located in the United States and Canada (primarily in Arlington, Virginia), 271 were located in Europe (primarily in the United Kingdom and Germany), 236 were located in India, and 87 were located in Australia and Singapore. None of our employees are represented by a collective bargaining arrangement.

We believe that our relations with our employees remain favorable. In 2011, we continued to enhance our communications, professional development, performance management, recruiting, and on-boarding protocols in an effort to retain talent with the capabilities required to perform effectively in light of increasing geographic, market, role, and product diversity.

Our Sales and Marketing Efforts

We sell products and services in more than 50 countries. We generally sell our products and services as a package, which enables executives and professionals to obtain the greatest value from our products and services, as well as from our global member network. Generally our highest renewal and sales booking rates coincide with corporate budgeting cycles in the first and fourth quarters of each year. Our commercial model simplifies the member interface, improves sales team understanding of member needs, enhances our sales roles, and facilitates focus on our large company members. This model, which aligns with member preferences and is supported by continued investments in our technology platforms, has improved member loyalty, existing account growth, new account acquisitions, and sales team efficiency.

We maintain and actively defend our portfolio of trademarks and rely on nondisclosure and confidentiality arrangements with employees, members, and third parties, as well as copyright, trademark, trade secret, and other laws, to protect our proprietary rights in our products, services, and other proprietary information.

Financial Information on Geographic Areas

For information regarding revenues related to our operations in the United States and foreign countries, see Note 21 to our consolidated financial statements.

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

Available Information

We make available, free of charge, through our Website (follow the “Investors” link to the “Shareholder Information” link, then “SEC Filings”) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee) and Code of Conduct for Officers, Directors and Employees also are available at that same location on our Website.

Item 1A.	Risk Factors.

The following risks could materially and adversely affect our business, financial condition, and operating results. In addition to the risks discussed below and elsewhere in this Annual Report on Form 10-K, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition, and operating results.

Uncertainty about current and future global economic conditions and other changes in general political conditions in the United States or in any of the countries where we do business could adversely affect our business, operating results, financial condition, and liquidity.

As our business has grown, we have become increasingly subject to the risks arising from changes in domestic and global economic and political conditions. If economic growth in the United States or globally slows or does not improve, or if the US or other countries in which we do business experience further economic recessions or sovereign debt crises, or if current economic conditions in Europe do not improve or deteriorate further, our business, operating results, financial condition, and liquidity could be materially and adversely affected. These conditions also could materially impact our members and prospective members, causing them to defer purchasing their first product; defer, reduce, or not increase the volume of memberships they purchase from us in the future; cancel or choose not to renew existing memberships; or terminate existing memberships before the end of their term under our service guarantee. These conditions also could materially impact our vendors causing them to go out of business entirely or be unable or unwilling to meet their commitments to us. If we are unable to successfully anticipate or adapt to changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be adversely affected. In addition, the slow pace of the global recovery, particularly in Europe, could reduce the overall demand for professional information services as global companies and government entities continue to manage purchasing, departmental budgets, and company-wide discretionary spending. While we market and sell our products and services throughout the year, a significant percentage of our new business and renewal bookings historically have taken place in the first and fourth quarters of the year. Significant economic and political uncertainty during these time periods could have a disproportionately adverse effect on our operating results.

We may experience lower operating margins.

Total bookings, new business, cross-sales, and renewal bookings continued to improve in 2011, and we expect that improvement to continue in 2012. However, investments in headcount, information technology, sales, marketing, product development, including lower margin product offerings, the addition of acquired companies, and the expansion into new geographic markets, and new target industries may apply downward pressure to our operating margins.

We may fail to attract new members to our programs, obtain renewals from existing members, or sell additional programs to existing members.

We derive most of our revenues from annual memberships for our products and services. Revenue growth depends on our ability to attract prospects to their first membership, sustain a high renewal rate of existing memberships, and sell additional products and services to existing members. Attracting prospects, renewing members, and selling additional products and services to existing members depends on our ability to understand and anticipate market and pricing trends and members’ needs, deliver high-quality and timely products and services to members, and deliver products and services that are more desirable than those of our competition. Failure to achieve new member additions, to deliver acceptable member renewal rate levels, or to cross-sell additional memberships to existing members at the level we forecast, could materially and adversely affect our operating results.

We occasionally re-structure existing products and services to reflect the changing importance of different member roles. This includes consolidation or re-alignment of existing offerings. While the intent is always to enhance our product and service offerings, strengthen our relations with existing and prospective members, and improve our efficiency as an organization, the intended benefits may not be realized and may adversely impact our relationships with prospective and existing members, causing them to defer purchasing their first product, defer, reduce, or not increase the volume of memberships they purchase, cancel or choose not to renew existing memberships, or terminate their memberships before the end of the term under our service guarantee. This could materially and adversely affect our operating results.

If we do not retain members for the duration of their membership terms, we would suffer a loss of future revenues due to our service guarantee.

We offer a service guarantee to most members under which a member may request a refund of the membership fee for a research program. When available, refunds are provided on a proportionate basis relative to the unused period of the membership term. Requests for refunds by a significant number of our members could adversely affect our operating results and future growth. We cannot predict the duration of the continuing uncertainty about global economic conditions, which may cause more members to request refunds. Failure to retain members for the duration of their membership term at the level we forecast could materially and adversely affect our operating results.

We may have difficulty anticipating member needs and demands, providing relevant support and advice, and developing new, profitable products and services.

Our products and services provide insights, information, advice, and tools to business executives and professionals. Our continuing and future success depends on our ability to anticipate changing market trends and adapt our research, analysis, advice, new product development, pricing, and sales and service model to the evolving needs of our members, including in new and developing industries, business sectors, government entities, and geographies. The industries, business sectors, government entities, and geographies that we serve undergo frequent changes, including shifting strategies and market positions of major industry participants, and changing objectives and expectations of our members. This environment presents significant challenges to our ability to provide our members with current and timely research and analysis on issues of importance and to develop new products. In addition, our members’ needs and demands with respect to how they access our products and services and how we manage the member relationship may change significantly over time. Accordingly, we continue to fund the development of new products and services, including for new geographies, and we have invested in improvements to our product development efforts, technology and information management infrastructure, and our sales and service model to better serve our new and existing members. If the new products and services we have developed are not timely or relevant, or if we fail to or are unsuccessful in our efforts to optimize our technology and information management infrastructure, or if we do not serve members in a manner that meets their evolving needs, we may experience increased member turnover, lower new business and renewal bookings, and decreased cross-sales of additional products and services to existing members, which would adversely affect our operating results and future growth.

We may not compete successfully and, as a result, may experience reduced or limited demand for our products and services.

The broad information industry we operate in is a highly competitive industry with low barriers to entry, numerous substitute products and services, shifting strategies and market positions including consolidation, and many differentiators, including quality and size of the member network, pricing, quality of research and analysis, effectiveness of advice, breadth of databases, accessibility of databases, service levels, and range and scope of product and service offerings. We generally compete against traditional consulting firms, benchmarking firms, research and data analytic firms, training and development firms, trade associations, nonprofit organizations, and research and database companies, as well as providers of free content over the Internet and through other delivery channels. We also compete against new entrants from the SaaS or data analytics industries, as well as against developing technologies such as social media, business intelligence software, and workflow software. To compete successfully and achieve our growth targets, we must successfully serve new and existing members with current products and services while developing and investing in new and competitive products and services for US and international members. Our failure to compete effectively with our competitors, both in terms of the quality and scope of our products and services, and in terms of price, could adversely affect our operating results and future growth.

Continued slow growth, consolidation, and regulation in the financial services industry may cause us to lose additional members or limit the growth of our existing members in that industry.

A number of our products and services provide insights and information to business leaders in the financial services industry. The financial services industry has experienced, and may continue to experience, slow growth, consolidation, and increased regulation. At December 31, 2011, approximately 20% of our Contract Value was attributable to members in the financial services industry, which includes commercial banks, thrifts, credit unions, credit card issuers, mutual fund companies, consumer credit lenders, brokerage houses, private and trust banks and insurance companies. Over the past five years, the slow growth, consolidation, and increased and uncertain regulation have resulted, and may in the future result, in a reduction in the number of members, prospective members, and additional memberships from the financial services industry. Additional uncertainty, consolidation, business failures, business contraction, reduced profitability, and increased and uncertain regulation in the financial services industry could adversely affect our operating results and future growth.

Our international operations involve financial, legal, regulatory, business, operational, and geopolitical risks that differ from or are in addition to those faced by our North America operations.

We continue to scale our infrastructure to support our businesses outside the United States, with offices in several foreign countries, including in the United Kingdom, Canada, India, Australia, Singapore, and Germany. We sell our membership programs in more than 50 foreign countries, and those international sales accounted for approximately 33% of our revenues in 2011. Our international operations involve financial, legal, regulatory, business, operational, and geopolitical risks that differ from or are in addition to those faced by our US operations. These risks include cultural and language differences; limited brand recognition relative to existing and established competitors; difficulties in developing products and services tailored to the needs of members outside the United States, including in emerging markets; difficulties in serving members outside the United States, including in emerging markets; difficulties in managing overseas operations; higher operating costs; lower operating margins, foreign currency risk; restrictions on the repatriation of earnings; differing accounting principles and standards; differing economic conditions and market fluctuations; potentially adverse tax consequences; different and potentially less stable political, operating, and economic environments; catastrophic events that could interrupt or adversely affect operations; less favorable employment laws that could affect relations with our employees; different legal requirements, compliance obligations, and regulatory systems; and different and in many cases stricter data security and privacy rules, which could affect the products and services we sell to members. Our failure to manage our international operations and business effectively could adversely affect our operating results, limit growth, and damage our reputation.

We are subject to foreign currency risk and may not be able to effectively hedge our exposure.

Our operating results are subject to risks related to fluctuations in foreign currency exchange rates. Prices for our products presently are denominated primarily in US dollars, even when sold outside the United States, although we plan to begin offering foreign currency billing to certain members outside of the United States in 2012. Many of the costs associated with our international operations are denominated in local currencies. We use financial instruments, primarily cash flow hedging instruments, to mitigate a portion of these risks related to our operations in the United Kingdom. The maximum length of time of these hedging contracts is 12 months. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, they may only partially offset any adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, especially if these changes are extreme and occur over a short period of time.

Our acquisitions involve financial, operational, human resources, and business risks that differ from or are in addition to those faced by our existing operations.

We may make acquisitions that bring us capabilities and intellectual properties that address gaps in member needs and workflows. The acquisitions may result in material changes to our revenues and earnings and could require significant capital infusions. We may seek to obtain additional cash to fund potential acquisitions by selling equity or debt securities or by increasing amounts available under our bank credit facility. Depending on the prevailing market conditions at the time we seek to obtain any such additional capital, we may be unable to obtain the necessary funds on terms acceptable to us or at all. In addition, any issuance of equity or convertible debt securities may be dilutive to existing shareholders.

Our acquisitions involve financial, operational, human resources, business, legal, and regulatory risks that differ from or are in addition to those faced by our ongoing US operations, including: difficulties in accurately valuing the target business; difficulties and costs of integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of the companies we acquire; assumption of potential unknown risks and liabilities; difficulties achieving the target synergies, efficiencies, and cost savings; failure to retain key personnel and members; the acquisition of products with lower margins than our existing products; entry into and ongoing management of new geographical or product markets; exposure under arrangements such as earn-outs, employment agreements, and other acquisition-related agreements; the diversion of financial and management resources; and the integration of a different set of products and services into our existing operations. As a result, we may not be able to achieve the expected benefits, which could adversely affect our operating results and future growth. Acquisitions may involve additional costs and could result in increased debt or contingent liabilities, adverse tax consequences, additional share-based compensation expense, and the recording of amortization of amounts related to certain purchased intangible assets, any of which could adversely impact our operating results.

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our operating results.

In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as discussed in Note 2 to our consolidated financial statements, we make certain estimates, including decisions related to provisions for uncollectible revenue, income taxes, and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our operating results.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

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

The potential for goodwill impairment is increased during a period of economic uncertainty. To the extent we acquire a company at a negotiated price based on anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these charges would reduce our operating results and could cause the price of our common stock to decline. A slowing recovery in the United States, a prolonged recovery or second recession in Europe, and slowing growth in the global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment.

We will continue to evaluate the carrying value of our remaining goodwill, intangible assets, and fixed assets, and if we determine in the future that there is a potential further impairment, we may be required to record additional losses, which could materially and adversely affect our operating results.

We may be unable to retain key personnel, or recruit highly skilled management and employees.

Our continued and future success depends on our ability to retain key personnel and hire, train, and retain highly skilled management and employees. We experience intense competition for our personnel from competitors. If we fail to retain key personnel, or attract, train, and retain a sufficient number of highly skilled management and employees in the future, our operating results and future growth could be adversely affected. Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regards to key employees could adversely affect our long-term strategic planning and execution.

We believe that a critical contributor to our success to date has been our corporate culture, which we believe fosters innovation and teamwork. As we grow, including from the integration of employees from businesses that we acquire, we may find it difficult to maintain important aspects of our corporate culture which could negatively affect our ability to retain and recruit personnel and otherwise adversely affect our future success.

We may fail to implement, maintain, upgrade, and operate our technology and information management infrastructure, including our management of member and employee data and our development and integration of new products, services, and platforms, to meet evolving legal and regulatory requirements in the United States and internationally.

We serve our global membership and support our employees through a technology and information management infrastructure. Among other functions, we use our technology and information management infrastructure, as well as the technology and information management infrastructure of vendors, to develop, promote, sell, service, store, and deliver our products and services to members; to bill, collect, and make payments related to our products and services; and to support our employees. Our failure to make capital expenditures in this infrastructure and to leverage the infrastructure to meet our internal operational and business needs, and to address information security, privacy, data management, business continuity, and other concerns with our infrastructure and the infrastructure of our vendors, both in the United States and internationally, could adversely affect our operating results, development of new products, delivery of existing products, future performance, and reputation. In many countries, the rules governing information security, privacy, and related concerns are evolving, vary across regions, and are stricter than the rules in the United States. Our failure to adapt our products and services to these rules; to optimize or operationalize the use of the technology and information management infrastructure to address the evolving regulatory environment governing our use of technology and information; to protect our technology and information management infrastructure from natural disasters, power loss, malicious and negligent actions by employees or third parties; and other failures or catastrophic events could result in interruptions to our business and operations, which could materially affect our operating results, future growth, and reputation.

We may fail to adequately protect our member data.

In the normal course of operations, we collect and maintain confidential data from our members. Our failure to adequately preserve the confidentiality of this data, whether due to technological failures or errors in or deviations from our data maintenance policies and procedures, could result in data loss or corruption. In addition, it could cause the information that we collect to contain material inaccuracies. If we fail to adequately maintain and protect our member data, we could be exposed to potential litigation from our members, our reputation could be harmed, and we could lose existing and have difficulty attracting new members, all of which could adversely affect our operating results.

We may fail to identify suitable candidates for, or realize the anticipated benefits of, strategic acquisitions, and we may be unable to effectuate dispositions of certain assets and business on acceptable terms and conditions or at all.

With respect to acquisitions, we may not be able to identify suitable candidates at terms acceptable to us or may not achieve expected returns and other benefits as a result of various factors, including integration and collaboration challenges, such as personnel and technology. If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or at all, which could adversely affect our ability to meet our strategic objectives. Even upon reaching an agreement with a buyer or seller for the acquisition or disposition of a business, we are subject to satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals on acceptable terms, which may prevent us from completing a transaction.

We may be unable to protect our intellectual property.

We rely on contractual arrangements and nondisclosure and confidentiality arrangements with employees, members, and third-parties, as well as copyright, trademark, trade secret, and other laws, to protect our proprietary rights in our products, services, and other proprietary information. We cannot assure that the steps we have taken to protect our intellectual property rights will be adequate to deter negligent or intentional misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If substantial and material unauthorized uses of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our products and services would be adversely affected.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training; comprehensive monitoring of our networks and systems; and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information; improper use of our systems and networks; manipulation and destruction of data; defective products; production downtimes; and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and operating results.

We may be exposed to litigation.

As a publisher and distributor of original research, analysis, and surveys, a user of third-party content, and an on-line content provider through our products and services, we face potential liability for trademark and copyright infringement and other claims based on materials we publish. In addition, from time to time we are subject to litigation related to our normal business operations, including employment-related actions brought by former employees. Any such litigation, regardless of the merits and whether or not resulting in a judgment against us, could subject us to reputational harm and have a material adverse effect on our operating results.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, there could be changes in the valuation of our deferred tax assets and liabilities; or changes in the relevant tax, accounting, and other laws, regulations, principles and interpretations. We are subject to audits in various jurisdictions, and such jurisdictions may assess additional tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or international jurisdictions where we do business, could have a material effect on our operating results in the period or periods for which that determination is made.

We are exposed to interest rate fluctuations that could have a negative impact on our financial results or condition.

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents and marketable securities, which is intended to protect principal and liquidity. Cash and cash equivalents consist primarily of cash held at various financial institutions. Marketable securities consist primarily of Washington, DC tax exempt bonds. We perform periodic evaluations of the relative credit ratings related to the cash and cash equivalents and marketable securities. Our portfolio is subject to interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. In an environment of generally low interest rates, as currently exists, we will likely realize lower interest income on our investments, which will reduce our overall earnings.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters are located in Arlington, Virginia. The terms of the lease contain provisions for rental and operating expense escalations. Our facilities accommodate research, marketing and sales, information technology, administrative, graphic and editorial services and operations personnel. At December 31, 2011, our leases for office space consist of:

	September 30,	September 30,
Location	Square feet	Lease Expiration
Arlington, Virginia	625,000	2028
London, England	79,000	2018
Chicago, Illinois	52,000	2018
Gurgaon, India	48,000	2013
San Francisco, California	28,000	2017
Sydney, Australia	15,000	2017
Rochester, New York	13,000	2013
Boston, Massachusetts	12,000	2021
Minneapolis, Minnesota	7,000	2013
Singapore	6,000	2014
Hamburg, Germany	5,000	2013
Toronto, Canada	4,000	2014

We believe that our existing and planned facilities will be adequate for our current needs and additional facilities are available for lease to meet any future needs. We sublease approximately 331,000 square feet of our headquarters to unaffiliated third parties that will expire in 2028. In addition, one current subtenant has the option for an additional 31,000 square feet beginning in 2014. We also sublease 2,100 square feet at one other facility.

Item 3.	Legal Proceedings.

From time to time, we are subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and our property is not subject to, any legal proceedings likely to materially affect our operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

Since August 20, 2010, our common stock has been quoted on the New York Stock Exchange under the symbol “EXBD.” Prior to that time, our common stock was quoted on the Nasdaq Global Stock Market under the symbol “EXBD.” At February 1, 2012, there were 41 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Stock Market through August 2010 and the New York Stock Exchange for the remainder of 2010 and 2011 and cash dividends declared per common share.

	September 30,	September 30,	September 30,
	High	Low	Dividends
2011
First quarter	$41.56	$35.97	$0.15
Second quarter	45.24	37.73	0.15
Third quarter	45.79	28.08	0.15
Fourth quarter	$39.78	$27.90	$0.15

2010
First quarter	$28.65	$19.58	$0.11
Second quarter	33.50	26.17	0.11
Third quarter	33.49	24.94	0.11
Fourth quarter	$39.22	$29.66	$0.11

We expect to continue paying regular quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In February 2012, the Board of Directors declared a first quarter 2012 cash dividend of $0.175 per common share.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in 2011.

Issuer Purchases of Equity Securities

A summary of our share repurchase activity for the fourth quarter of 2011 is set forth below:

	September 30,	September 30,	September 30,	September 30,
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans(2)
October 1, 2011 to October 31, 2011	—	$—	—	$28,063,156
November 1, 2011 to November 30, 2011 (1)	356	37.54	—	28,063,156
December 1, 2011 to December 31, 2011	—	—	—	$28,063,156

Total	356	$37.54	—

(1)	Includes 356 shares of common stock surrendered by employees to the Company to satisfy federal and state tax withholding obligations.

(2)	Reflects remaining authorization under the $50 million stock repurchase program approved by the Board of Directors in August 2011.

Repurchases may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations.

Item 6.	Selected Financial Data.

The following table sets forth selected financial and operating data. The selected financial data presented below has been derived from our consolidated financial statements which have been audited by our independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per-share amounts)
Consolidated Statements of Income Data
Revenues	$484,663	$432,431	$436,562	$550,164	$529,617
Costs and expenses:
Cost of services	167,258	153,283	143,456	177,052	182,123
Member relations and marketing	142,324	121,239	123,331	157,645	147,927
General and administrative	61,668	56,896	56,371	72,622	71,507
Depreciation and amortization	16,928	18,039	19,533	17,077	13,795
Costs associated with exit activities	—	—	11,518	—	—
Restructuring costs	—	—	8,568	8,006	—

Total costs and expenses	388,178	349,457	362,777	432,402	415,352

Operating profit	96,485	82,974	73,785	117,762	114,265
Other (expense) income, net	(178)	3,140	6,246	(5,438)	16,066

Income from continuing operations before provision for income taxes	96,307	86,114	80,031	112,324	130,331
Provision for income taxes	38,860	34,015	30,197	45,420	48,336

Income from continuing operations	57,447	52,099	49,834	66,904	81,995
Loss from discontinued operations, net of tax (1)	(4,792)	(11,736)	(4,205)	(22,107)	(1,408)

Net income	$52,655	$40,363	$45,629	$44,797	$80,587

Basic earnings (loss) per share	$1.55	$1.18	$1.34	$1.31	$2.20
Continuing operations	1.69	1.52	1.46	1.96	2.24
Discontinued operations	$(0.14)	$(0.34)	$(0.12)	$(0.65)	$(0.04)

Diluted earnings (loss) per share	$1.53	$1.17	$1.33	$1.30	$2.17
Continuing operations	1.67	1.51	1.45	1.95	2.21
Discontinued operations	$(0.14)	$(0.34)	$(0.12)	$(0.65)	$(0.04)

Weighted average shares outstanding
Basic	34,071	34,256	34,111	34,205	36,666
Diluted	34,419	34,553	34,293	34,329	37,159

Cash dividends declared per common share	$0.60	$0.44	$0.74	$1.76	$1.60

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents and marketable securities	$143,945	$123,462	$76,210	$76,103	$144,356
Total assets	533,692	510,149	423,195	446,192	544,772
Deferred revenues	284,935	251,200	222,053	264,253	323,395
Total stockholders’ equity	$79,564	$82,816	$50,277	$22,609	$67,547

	December 31,
	2011	2010	2009	2008	2007
Other Operating Data (Unaudited)
Contract Value (in thousands) (2)	$499,424	$447,051	$393,737	$487,107	$526,386
Member institutions	5,738	5,271	4,812	5,114	4,711
Contract Value per member institution	$87,040	$84,808	$81,824	$95,250	$111,736
Wallet retention rate (3)	100%	101%	73%	83%	101%

(1)	Loss from discontinued operations for all periods presented includes the operating results for Toolbox.com which was sold in December 2011.

(2)

For the year then ended. Contract Value (“Contract Value”) is defined as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement.

(3)	We define “Wallet retention rate,” at the end of year as the total current year Contract Value from prior year members as a percentage of the total prior year Contract Value.

Non-GAAP Financial Measures

The tables below include financial measures of Adjusted EBITDA, Adjusted net income, and Non-GAAP diluted earnings per share, which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “Adjusted EBITDA” refers to a financial measure that we define as net income before loss from discontinued operations, net of provision for income taxes; interest income, net; depreciation and amortization; provision for income taxes; costs associated with exit activities; restructuring costs; and gain on acquisition. The term “Adjusted net income” refers to net income before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of costs associated with exit activities, restructuring costs, and gain on acquisition. “Non-GAAP diluted earnings per share” refers to diluted earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of costs associated with exit activities, restructuring costs, and gain on acquisition.

We believe that Adjusted EBITDA, Adjusted net income, and Non-GAAP diluted earnings per share are relevant and useful supplemental information for our investors. We use these non-GAAP financial measures for internal budgeting and other managerial purposes, when publicly providing the Company’s business outlook and as a measurement for potential acquisitions. A limitation associated with Adjusted EBITDA is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures. Management compensates for these limitations by also relying on the comparable GAAP financial measure of Operating profit, which includes depreciation and amortization.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per-share amounts)
Adjusted EBITDA
Net income	$52,655	$40,363	$45,629	$44,797	$80,587
Loss from discontinued operations, net of provision for income taxes	4,792	11,736	4,205	22,107	1,408

Income from continuing operations	57,447	52,099	49,834	66,904	81,995
Interest income, net	(596)	(1,526)	(1,787)	(4,268)	(14,937)
Depreciation and amortization	16,928	18,039	19,533	17,077	13,795
Provision for income taxes	38,860	34,015	30,197	45,420	48,336
Costs associated with exit activities	—	—	11,518	—	—
Restructuring costs	—	—	8,568	8,006	—
Gain on acquisition	—	—	(680)	—	—

Adjusted EBITDA	$112,639	$102,627	$117,183	$133,139	$129,189

Adjusted EBITDA margin	23.2%	23.7%	26.8%	24.2%	24.4%

Adjusted net income
Net income	$52,655	$40,363	$45,629	$44,797	$80,587
Loss from discontinued operations, net of provision for income taxes	4,792	11,736	4,205	22,107	1,408

Income from continuing operations	57,447	52,099	49,834	66,904	81,995
Costs associated with exit activities	—	—	7,141	—	—
Restructuring costs	—	—	5,312	4,804	—
Gain on acquisition	—	—	(422)	—	—

Adjusted net income	$57,447	$52,099	$61,865	$71,708	$81,995

Non-GAAP earnings per diluted share
Earnings per diluted share	$1.53	$1.17	$1.33	$1.30	$2.17
Loss from discontinued operations, net of provision for income taxes	0.14	0.34	0.12	0.65	0.04

Earnings per diluted share from continuing operations	1.67	1.51	1.45	1.95	2.21
Costs associated with exit activities	—	—	0.20	—	—
Restructuring costs	—	—	0.16	0.14	—
Gain on acquisition	—	—	(0.01)	—	—

Non-GAAP earnings per diluted share	$1.67	$1.51	$1.80	$2.09	$2.21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our annual audited consolidated financial statements and related notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” and Item 1A. “Risk Factors.”

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with US generally accepted accounting principles (“GAAP”). Certain of these data are considered “non-GAAP financial measures.” For such measures, we have provided supplemental explanations and reconciliations in Item 6. “Selected Financial Data” under the heading “Non-GAAP Financial Measures.”

On December 30, 2011, we sold substantially all of the assets of Toolbox.com. Accordingly, its operating results have been accounted for as discontinued operations. Discussions of matters in our consolidated financial statements relate to continuing operations unless otherwise indicated.

Operating results for individual operating segments do not meet the quantitative thresholds for separate disclosure; thus, we have one reportable segment.

Overview

In 2011, our efforts remain focused on our four key operating priorities: create “must have” data and insights, build brand strength through member impact, globalize the business, and deliver innovative products and services. We maintain a strong balance sheet and the gains we experienced in bookings, Contract Value, and revenues have positioned us to sustain growth and progress in 2012. We continue to focus on three opportunities for growth in our business. Our largest and most scalable opportunity is to grow relationships with existing customers. Second, acquiring new member companies, including in key international markets and the middle market, as we added over 500 new companies in 2011. Finally, leveraging the member platform to launch new products and services.

We have seen and expect to continue to see encouraging returns from focus on our operating priorities and from sound execution by our teams; however, the direction and pace of the global recovery remains uncertain. While we are finding that companies are increasingly focusing on forward-looking priorities, areas where we can and do add significant value, we are seeing companies continue to control expenditures amid ongoing uncertainty. Nevertheless, by linking research and data to urgent member work and decisions, our teams are driving positive progress on sales and renewal outcomes.

Contract Value was $499.4 million at December 31, 2011, an increase of 11.7% compared to $447.1 million at December 31, 2010. The increase was a result of increased sales to new and existing members and price increases. Contract Value per member institution increased 2.6% at December 31, 2011 to $87,040 from $84,808 at December 31, 2010.

Net income was $52.7 million, or $1.53 per diluted share, in 2011 compared to $40.4 million, or $1.17 per diluted share, in 2010. Income from continuing operations was $57.4 million, or $1.67 per diluted share, in 2011 compared to $52.1 million, or $1.51 per diluted share, in 2010. Adjusted EBITDA and Adjusted EBITDA margin was $112.6 million and 23.2%, respectively, in 2011 compared to $102.6 million and 23.7%, respectively, in 2010. Our 2011 results reflect both continued improvements in new business and renewal bookings as the global economy began to stabilize and our strategy to pursue growth opportunities by increasing commercial capacity, enhancing our international platform, and investing in product development.

We anticipate improving sales and renewal activity throughout 2012 assuming a reasonably stable macroeconomic environment. However, we expect margins to remain near current levels as the scale benefits from continued revenue growth on the existing platform and the disposition of Toolbox.com will be offset by continued investments in commercial capacity and product development, as well as the impact of the Valtera acquisition. We believe that the favorable characteristics of our business — a renewable revenue stream, fast cash conversion cycle, scalable cost structure, and low capital intensity — remain intact.

Critical Accounting Policies and Estimates

During the preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, fair value measures, and related disclosures of assets and liabilities. Accounting estimates and assumptions discussed in this section do not reflect a comprehensive list of all of our accounting policies, but are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. As a result, they are subject to an inherent degree of uncertainty. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of preparation of such financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates that were made in connection with the preparation of our financial statements could change, which may result in future impairments of goodwill, intangible and long-lived assets, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. For a more detailed discussion of the application of these and other accounting policies, see Note 2 to our consolidated financial statements. Our critical accounting policies include:

Revenue recognition

We generate the majority of our revenues from three primary service offerings: executive memberships, performance analytics, and leadership academies. Executive memberships generally contain multiple deliverables, which are determined based on the availability and delivery method of the services and may include: on-line best practices research and insights, peer benchmarks, decision and diagnostics tools, advisory support, and live and on-line learning events. Performance analytics deliver data and analytical insight to drive improved performance of executives and their teams and are accounted for as service revenues. Leadership academies generally contain multiple deliverables and provide access to training and development services that may include skill diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements” (“ASU 2009-13”) that is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance eliminates the residual method under previous guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. We adopted ASU 2009-13 prospectively on January 1, 2011.

When service offerings include multiple deliverables that qualify as separate units of accounting, we allocate arrangement consideration at the inception of the contract period to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes vendor specific objective evidence (“VSOE”) if available; third-party evidence (“TPE”) if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

•

VSOE. We determine VSOE based on established pricing and discounting practices for the specific service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately.

•

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether a selling price can be established based on TPE. TPE is determined based on competitor prices for similar services when sold separately. Generally, our services contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitors’ selling prices are for similar services on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

•

BESP. When unable to establish a selling price using VSOE or TPE, BESP is used in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for deliverables by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape and pricing practices.

Revenue is recognized when (1) there is persuasive evidence of an arrangement, (2) the fee is fixed and determinable, (3) services have been rendered and payment has been contractually earned, and (4) collectability is reasonably assured. Certain fees are billed on an installment basis. Customers generally may request a refund of their fees, which is provided from the date of the refund request on a pro-rata basis relative to the length of the remaining term, under the our service guarantee.

•

Executive memberships. In general, the majority of the deliverables within our memberships are consistently available throughout the membership period. Revenues are generally recognized ratably over the term of the related agreement, which is typically 12 months. Membership fees are billable, and revenue recognition begins, when a member agrees to the terms of the membership and the fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the membership period. These services are separated from the remainder of the membership and arrangement consideration is allocated based on VSOE, if available, or BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

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

Agreements entered into between January 1, 2011 and December 31, 2011, and impacted by ASU 2009-13 have resulted in lower operating results in 2011 than would have been reported under the previous guidance. In 2011, revenues and income from operations were lower by $3.6 million, net income was lower by $2.2 million, and basic and diluted earnings per share were lower by $0.06 than what would have been reported under the previous guidance.

To lessen the impact of ASU 2009-13 and to better reflect member priorities and value, we modified certain memberships to remove or alter services that were available only once, or on a limited basis, during the membership period. These modifications were completed on or about March 31, 2011. The modifications allow us to recognize revenue for executive memberships ratably over the term of the related agreement for sales on or after April 1, 2011. For memberships that have not been modified, we have and will continue to allocate arrangement consideration to all services. For services that are available only once, or on a limited basis, revenues are recognized upon the earlier of the delivery of the service or the completion of the contract period.

Income taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent on the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. Net deferred tax assets totaled $36.9 million and $61.6 million and included a valuation allowance of $7.5 million at December 31, 2011 and 2010, respectively.

In determining the provision for income taxes, we analyze various factors, including projections of our annual earnings, tax jurisdictions in which the earnings will be generated, and the impact of state, local, and foreign income taxes. We file income tax returns in US federal, state, and foreign jurisdictions. With few exceptions, we are no longer subject to US federal, state, and local tax examinations in major tax jurisdictions for periods prior to 2008.

Goodwill and intangible assets

For acquisitions, we record any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. A preliminary allocation of the purchase price to tangible and intangible net assets acquired is based on a preliminary valuation, and our estimates and assumptions may be subject to change. Intangible assets consist primarily of technology and member relationships. Intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 20 years.

We test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. We have concluded that our reporting units used to assess goodwill impairment are the same as our operating segments. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and a variety of other circumstances. If we determine that impairment has occurred, we record a write-down of the carrying value as an operating expense in the period the determination is made. Although we believe goodwill is appropriately stated in our consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

The determination of the fair value of individual reporting units is based on the average of an income approach (discounted cash flow method) and a market approach (guideline company method). These models require us to make various judgmental estimates and assumptions about sales, operating margins, growth rates, discount factors, and valuation multiples. Our discounted cash flow model is prepared by forecasting anticipated cash flows over an initial five year period plus a terminal value discounted to their present value using an appropriate rate of return. The guideline company method is prepared by applying revenue and EBITDA multiples of certain publicly traded companies to the reporting unit financial results. Our estimates are based on our historical experience, our current knowledge from our commercial relationships, and available external information about future trends.

Long-lived assets, including intangibles

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. At December 31, 2011, we have not identified any instances where the carrying values of our long-lived assets were not recoverable.

Deferred incentive compensation

Direct incentive compensation paid to our employees related to the negotiation of new and renewal memberships is deferred and amortized over the term of the related memberships.

Operating leases

We have non-cancelable operating lease agreements for our offices with original lease periods expiring between 2013 and 2028. We are committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. We recognize rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. We recognize sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

Share-based compensation

Share-based compensation expense is measured at the grant date of the share-based awards based on their fair value and is recognized on a straight-line basis over the vesting periods, net of an estimated forfeiture rate. The grant date fair value of restricted stock units, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. The grant date fair value of stock appreciation rights is calculated using a lattice valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our stock and estimated forfeiture rates of the awards. Fair value and forfeiture rate estimates are based on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Results of Operations

We generate the majority of our revenues through the sale of memberships that provide access to our products and services, which are delivered through several channels. Memberships, which principally are annually renewable agreements, are primarily payable by members at the beginning of the contract term. Billings attributable to memberships for our products and services initially are recorded as deferred revenues and then generally are recognized on a ratable basis over the membership contract term, which typically is 12 months. Most membership agreements include a service guarantee by which a member may request a refund of its membership fee during the membership term. Refunds are provided on a pro-rata basis relative to the remaining term of the membership.

Our operating costs and expenses consist of the following:

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

•

General and administrative, which represents the costs associated with the corporate and administrative functions, including human resources and recruiting, finance and accounting, legal, management information systems, facilities management, business development, integration costs and other. Costs include compensation, including share-based compensation; third-party consulting and compliance expenses; and associated support services.

•

Depreciation and amortization, consisting of depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and website development costs and the amortization of intangible assets.

In September 2011, we acquired 100% of the stock of Baumgartner Partner GmbH (“Baumgartner”). In May 2010, we acquired 100% of the stock of Iconoculture, Inc. (“Iconoculture”). In October 2009, we acquired 100% of the stock of Tower Group Inc. (“Tower Group”). Accordingly, the consolidated statements of income include the operating results from the dates of acquisition. In addition, we sold substantially all of the assets of Toolbox.com on December 30, 2011 and thus have reported its operating results as discontinued operations for all periods presented.

Years ended December 31, 2011, 2010, and 2009

Contract Value and Other Operating Data

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Contract Value (in thousands)	$499,424	$447,051	$393,737
Member institutions	5,738	5,271	4,812
Contract Value per member institution	$87,040	$84,808	$81,824
Wallet retention rate	100%	101%	73%

Contract Value increased 11.7% to $499.4 million at December 31, 2011 from $447.1 million at December 31, 2010 and increased 13.5% in 2010 from $393.7 million at December 31, 2009.

In 2011, Contract Value increased $52.3 million primarily as a result of increased sales to new and existing large corporate members and price increases.

In 2010, Contract Value increased $53.4 million due to improved cross-sales to existing large corporate members, the acquisition of Iconoculture, and increased sales to middle market clients.

Revenues

In 2011, revenues increased 12.1% to $484.7 million from $432.4 million in 2010 and decreased 0.9% in 2010 from $436.6 million in 2009.

In 2011, revenues increased due to an increase in bookings to new and existing members and our ability to implement price increases, as well as the Baumgartner and Iconoculture acquisitions. This increase is net of a $3.6 million deferral from the adoption of Accounting Standards Update 2009-13, “Multiple Deliverable Revenue Arrangements,” on January 1, 2011.

In 2010, revenues were affected by the macro-economic environment as represented by the decrease in Contract Value across 2009 and the first quarter of 2010. The lower booking volume in 2009 and the resulting decrease in deferred revenues at December 31, 2009 resulted in lower revenues in 2010. The acquisition of Iconoculture in the second quarter of 2010 accounted for approximately $8.8 million of our total 2010 revenues. We also recognized a full year of revenues for Tower Group in 2010 versus only one quarter in 2009.

Costs and expenses

Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related, facilities costs, deferred compensation, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British Pound all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss these major components of costs and expenses on an aggregated basis below:

•

Compensation and related costs, including salaries, payroll taxes and benefits, increased $27.2 million in 2011 to $192.1 million from $164.9 million in 2010 and increased $2.0 million in 2010 from $162.9 million in 2009. The increase in 2011 was primarily due to headcount and salary increases, as well as the Baumgartner and Iconoculture acquisitions.

•

Variable compensation, consisting of sales commissions and annual bonuses, increased $3.4 million in 2011 to $54.2 million from $50.8 million in 2010 and increased $10.1 million in 2010 from $40.7 million in 2009. The increase in 2011 was primarily due to a $5.7 million increase in sales commission expense resulting from increased bookings in 2010 and 2011 partially offset by a decrease in sales commission rates. Additionally, the estimated payout of annual bonuses decreased $2.2 million. The increase in 2010 was primarily due to an increase in the payout of annual bonuses in 2010 compared to 2009.

•

Share-based compensation costs increased $0.8 million in 2011 to $8.1 million from $7.3 million in 2010 and decreased $3.4 million in 2010 from $10.7 million in 2009. The increase in 2011 was primarily due to an increase in the total fair value of awards being amortized due to an increase in the fair value of awards granted in 2011 over the prior years. The decrease in 2010 was the result of a decrease in the total fair value of awards being amortized, primarily resulting from a lower value for the 2010 grant and headcount reductions in 2009.

•

Third-party consulting increased $0.1 million in 2011 to $20.7 million from $20.6 million in 2010 and increased $3.8 million in 2010 from $16.8 million in 2009. The increases in 2011 and 2010 were primarily due to the use of consultants for member-facing technology development and the implementation of operating systems enhancements.

•

Travel and related expense increased $4.3 million in 2011 to $22.7 million from $18.4 million in 2010 and increased $1.3 million in 2010 from $17.1 million in 2009. The increase in 2011 was primarily related to an increase in sales related travel.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations decreased $2.6 million in 2011 to $26.3 million from $28.9 million in 2010 and decreased $5.2 million in 2010 from $34.1 million in 2009. The decreases are primarily due to the sublease of approximately 331,000 square feet of our corporate headquarters to third parties.

•

Deferred compensation costs included in operating expenses decreased $2.0 million in 2011 to $0.5 million of income in 2011 from $1.5 million of expense in 2010 and decreased $0.6 million in 2010 from $2.1 million of expense in 2009. Variances related to deferred compensation are the result of changes in the value of investments in variable insurance products held in a Rabbi Trust. Operating expense variances resulting from changes in the fair value of deferred compensation costs are offset in Other (expense) income and have no impact on Net income or earnings per share.

•

Our operating expenses are impacted by currency fluctuations, primarily in the value of the British Pound compared to the US dollar. The value of the British Pound versus the US dollar was approximately $0.05 lower, on average, across 2011 compared to 2010 and approximately $0.02 lower, on average, across 2010 compared to 2009. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services

Cost of services increased 9.1%, or $14.0 million, to $167.3 million in 2011 from $153.3 million in 2010 and increased 6.9%, or $9.8 million, in 2010 from $143.5 million in 2009. The following table outlines the primary components of Cost of services (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
Compensation and related	$90,424	18.7%	$78,570	18.2%	$76,697	17.6%
Variable compensation	15,857	3.3%	17,882	4.1%	11,673	2.7%
Share-based compensation	3,130	0.6%	1,933	0.4%	4,671	1.1%
Third-party consulting	12,490	2.6%	13,121	3.0%	7,893	1.8%
Travel and related	9,932	2.0%	8,082	1.9%	7,265	1.7%
Allocated facilities	10,852	2.2%	12,237	2.8%	13,949	3.2%
Deferred compensation (income) expense	$(234)	(0.0)%	$767	0.2%	$1,091	0.2%

In 2011, the $11.9 million increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams. The decrease in variable compensation of $2.0 million was due to lower estimated annual bonuses. Share-based compensation increased $1.2 million and third-party consulting decreased $0.6 million for the reasons outlined above. The $1.9 million increase in travel and related costs was due to increased costs incurred in the delivery of advisory and research services. The $1.4 million decrease in allocated facilities costs was primarily due to the sublease of a portion of our headquarters as discussed above. In addition, costs associated with the production and delivery of member meetings increased $1.2 million.

In 2010, the $6.2 million increase in variable compensation was due to the higher payout of annual bonuses as discussed above. The $2.7 million decrease in share-based compensation was primarily due to the decrease in the total fair value of awards vesting due to the 2009 restructuring and the total fair value of awards as discussed above. The $5.2 million increase in third-party consulting was primarily due to operating systems development and enhancements. The $0.8 million increase in travel and related costs was due to increased costs incurred in the delivery of advisory and research services. The $1.7 million decrease in allocated facilities costs was primarily due to the sublease of a portion of our corporate headquarters.

Cost of services as a percentage of revenues was 34.5% in 2011, 35.4% in 2010, and 32.9% in 2009. Cost of services as a percentage of revenues may fluctuate from year to year due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs, and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, Cost of services as a percentage of revenues may not be indicative of future operating results. However, because Cost of services includes both fixed and variable components in terms of both the amount and timing of expenses incurred, we have some flexibility to manage a portion of these expenses in light of changing market conditions.

Member relations and marketing

Member relations and marketing increased 17.4%, or $21.1 million, to $142.3 million in 2011 from $121.2 million in 2010 and decreased 1.7%, or $2.1 million, in 2010 from $123.3 million in 2009. The following table outlines the primary components of Member relations and marketing (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
Compensation and related	$70,874	14.6%	$57,976	13.4%	$58,322	13.4%
Variable compensation	32,359	6.7%	26,158	6.0%	24,262	5.6%
Share-based compensation	1,642	0.3%	1,156	0.3%	1,324	0.3%
Third-party consulting	2,442	0.5%	2,400	0.6%	4,397	1.0%
Travel and related	10,901	2.2%	9,288	2.1%	8,812	2.0%
Allocated facilities	11,701	2.4%	11,789	2.7%	14,468	3.3%
Deferred compensation (income) expense	$(108)	(0.0)%	$354	0.1%	$503	0.1%

In 2011, the $12.9 million increase in compensation and related costs was primarily due to headcount increases relating to additional capacity and support for our sales teams. The $6.2 million increase in variable compensation was primarily due to higher bookings across 2010 and 2011 and higher sales incentive rates compared to prior years. Travel and related costs increased $1.6 million from higher sales team travel rates. These increases were partially offset by a $0.9 million decrease in advertising expense and a $0.5 million decrease in deferred compensation expense.

In 2010, the $2.7 million decrease in allocated facilities costs was primarily due to our subleasing a portion of our headquarters as discussed above. In addition, third-party consulting decreased $2.0 million, primarily due to the implementation of our CRM system in 2009, which included non-recurring expenses. The $0.3 million decrease in compensation and related costs was the result of headcount reductions related to the restructuring plans in 2009, partially offset by headcount increases related to the acquisitions of both Tower Group and Iconoculture. These decreases were partially offset by increases in variable compensation of $1.9 million, advertising costs of $1.4 million, and travel and related costs of $0.5 million.

Member relations and marketing expense as a percentage of revenues were 29.4% in 2011, 28.0% in 2010, and 28.3% in 2009.

General and administrative

General and administrative increased 8.4%, or $4.8 million, to $61.7 million in 2011 from $56.9 million in 2010 and increased 0.9%, or $0.5 million, in 2010 from $56.4 million in 2009. The following table outlines the primary components of General and administrative (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
Compensation and related	$30,815	6.4%	$28,261	6.5%	$27,877	6.4%
Variable compensation	5,948	1.2%	6,715	1.6%	4,788	1.1%
Share-based compensation	3,315	0.7%	4,174	1.0%	4,696	1.1%
Third-party consulting	5,758	1.2%	5,034	1.2%	4,490	1.0%
Allocated facilities	3,758	0.8%	4,885	1.1%	5,650	1.3%
Deferred compensation (income) expense	$(112)	(0.0)%	$370	0.1%	$524	0.1%

The $2.6 million increase in compensation and related costs was primarily due to headcount increases. The $0.8 million decrease in variable compensation was due to lower estimated annual bonuses. Share-based compensation expense decreased by $0.9 million due to the lower total value of awards being amortized for administrative personnel than in prior years. The $1.1 million decrease in allocated facilities costs was primarily due to the sublease of a portion of our headquarters as discussed above. In addition, in the first quarter of 2011, we recorded a $1.7 million charge from an adjustment to the fair value of the Iconoculture earnout liability and a $1.3 million increase in legal and transaction related fees.

In 2010, the $1.9 million increase in variable compensation relates to an increase in annual bonus payouts. The $0.8 million decrease in allocated facilities costs was a result of the sublease of a portion of our headquarters as discussed above. In addition, employee placement fees increased $0.7 million and charitable contributions increased $0.6 million. These increases were offset by a $1.3 million decrease in taxes, primarily related to state property tax and potential sales tax accruals and a $1.1 million benefit from an adjustment to the fair value estimate of the Iconoculture earnout liability.

General and administrative expense as a percentage of revenues was 12.7% in 2011, 13.2% in 2010, and 12.9% in 2009.

Depreciation and amortization

Depreciation and amortization decreased 6.1%, or $1.1 million, to $16.9 million in 2011 from $18.0 million in 2010 and decreased 7.7%, or $1.5 million, in 2010 from $19.5 million in 2009.

In 2011, the decrease of $1.1 million was primarily due to lower depreciation as a result of the completion of the depreciable lives of certain fixed assets. In addition, there was a $0.2 million decrease in amortization.

In 2010, the decrease of $1.5 million was primarily due to lower depreciation as a result of the completion of depreciable lives for assets purchased as part of the buildout of our headquarters and fixed assets and leasehold improvements disposed of in the second quarter of 2009 as part of our costs associated with exit activities. The decrease in depreciation was partially offset by a $1.0 million increase in amortization primarily due to the intangible assets of Iconoculture.

Depreciation and amortization expense as a percentage of revenues was 3.5% in 2011, 4.2% in 2010, and 4.4% in 2009.

Costs associated with exit activities

We did not incur any costs associated with exit activities in 2011 or 2010.

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

Restructuring Costs

We did not incur any restructuring costs in 2011 or 2010.

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

In the fourth quarter of 2008, we committed to a plan of workforce reductions to restructure our business to align expenses more closely with our revenue outlook, in light of continued economic turmoil in the US and global economy, and to redirect resources to areas that we believe have a greater potential for future growth. This restructuring included a reduction of approximately 15% of our workforce; a realignment of products and services, including consolidation or retirement of certain products, to focus on five corporate decision centers and industries we serve; and the implementation of a new, integrated approach to prospect and member account management. We recorded a pre-tax restructuring charge of $8.0 million for these actions in the fourth quarter of 2008 and $1.0 million in the first quarter of 2009, most of which was associated with severance and related termination benefits.

We do not expect to incur any significant additional costs under the plans.

Other (expense) income, net

Other (expense) income, net decreased in 2011 to expense of $0.2 million from income of $3.1 million in 2010 and decreased in 2010 from income of $6.2 million in 2009. The table below details the components of other (expense) income, net:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
(Decrease) increase in fair value of deferred compensation plan assets	$(456)	$1,699	$2,721
Foreign currency translation (loss) gain	(330)	54	1,136
Interest income, net	596	1,412	1,787
Gain on acquisition	—	—	680
Other	12	(25)	(78)

Other (expense) income, net	$(178)	$3,140	$6,246

Provision for income taxes

We recorded a Provision for income taxes of $38.9 million, $34.0 million, and $30.2 million in 2011, 2010, and 2009, respectively. Changes in the effective tax rate 2011 and 2010 were primarily related to changes in unrealized foreign currency translation gains (losses) recognized for book purposes, permanently nondeductible expenses recognized for book purposes, and changes in the reserve for contingencies.

In 2011, our effective income tax rate was 40.4%, as opposed to the Federal statutory rate of 35%, primarily due to state income taxes, nondeductible expenses, and a decrease in the reserve for contingencies.

In 2010, our effective income tax rate was 39.5%, as opposed to the Federal statutory rate of 35%, primarily due to state income taxes and an increase in the reserve for contingencies.

In 2009, our effective income tax rate was 37.7%, as opposed to the Federal statutory rate of 35%, primarily due to the effects of unrealized currency translation gains recognized for book purposes, a reduced amount of permanently nondeductible expenses, state tax credits, and state income taxes.

Net deferred tax assets were $36.9 million and $61.6 million at December 31, 2011 and 2010, respectively. We will need to generate approximately $92.3 million of future taxable income to realize the net deferred tax assets at December 31, 2011.

Deferred tax assets related to most accrued expenses and deferred revenues are expected to reverse within one year. Deferred tax assets related to share-based compensation are expected to reverse over four years. Deferred tax assets related to net operating loss carryforwards are expected to reverse over nine years. Deferred tax assets related to goodwill, intangible assets, and operating leases are expected to reverse over periods up to sixteen years.

Loss from discontinued operations, net of provision for income taxes

On December 30, 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million subject to a customary post-closing working capital adjustment. As a result, we recorded a loss from discontinued operations of $4.8 million, $11.7 million, and $4.2 million in 2011, 2010, and 2009, respectively.

In 2011, the loss from discontinued operations was comprised of a loss on disposal of $3.5 million and an operating loss of $3.8 million, net of the provision for income taxes of $2.5 million.

In 2010, the loss from discontinued operations was comprised of an operating loss of $17.7 million, including a $12.6 million impairment loss, net of a provision for income taxes of $6.0 million. In the third quarter of 2010, based on a combination of factors (including the economic environment and the near term outlook for advertising related revenues), we concluded that goodwill and intangible asset amounts previously recorded for our Toolbox.com reporting unit were impaired.

In 2009, the loss from discontinued operations was comprised of an operating loss of $6.4 million, net of a provision for income taxes of $2.2 million.

Liquidity and Capital Resources

Cash flows generated from operating activities have been our primary source of liquidity. In addition, in March 2011, we entered into a $100 million five-year senior unsecured, revolving credit facility (the “Credit Facility”) with certain lenders, including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and JPMorgan Chase Bank, N.A., as Syndication Agent. The Credit Facility contains letter of credit and swing line loan sub-facilities and has a maturity date of March 16, 2016.

The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, we have the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million, subject to certain limitations set forth in the Credit Facility. We have issued letters of credit under the Credit Facility in an aggregate amount of $6.4 million at December 31, 2011 and have otherwise not borrowed under the Credit Facility. The letters of credit are for security deposits related to certain office leases. The letters of credit expire at various times from January 2012 through September 2012, but will automatically extend for another year from their expiration dates unless we terminate them. To date, no amounts have been drawn on these agreements.

We had cash and cash equivalents and marketable securities of $143.9 million and $123.5 million at December 31, 2011 and 2010, respectively. We believe that existing cash and cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. Also, we may make investments in, or acquisitions of, complementary businesses, which could require us to borrow under the Credit Facility as an additional source of liquidity for permitted acquisitions or seek additional financing, which may not be available on acceptable terms or at all.

In December 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million subject to a customary post-closing working capital adjustment. Cash flows from continuing operations have been combined with cash flows from discontinued operations. We do not anticipate the sale to materially impact cash flows from operations in future periods.

In September 2011, we completed the acquisition of Baumgartner. We acquired 100% of the equity interests of Baumgartner for an initial cash payment of approximately $6.4 million less cash acquired of $1.0 million. We will be required to pay up to an additional $1.5 million at various times prior to September 30, 2013.

In May 2010, we completed the acquisition of Iconoculture. We acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. We also paid $1.5 million on April 1, 2011, which had been held back by us as security for any indemnifiable losses under the terms of the acquisition agreement. In addition, we paid additional consideration of $2.5 million on April 1, 2011 as final settlement of the additional consideration associated with Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010.

In February 2012, we completed the acquisition of 100% of the stock of Valtera Corporation (“Valtera”), an Illinois corporation, for $23.5 million, less cash acquired. The agreement to acquire Valtera is subject to customary post-closing adjustments for working capital and contains customary representations, warranties and covenants.

Cash flows from operating activities

Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $100.3 million, $85.1 million, and $28.6 million in 2011, 2010, and 2009, respectively.

In 2011, the increase of $15.2 million in cash flows provided by operations was primarily due to higher bookings during the year (collection of cash before recognition of revenue) as evidenced by an increase of $34.2 million in deferred revenues in 2011, net of deferred revenue acquired, compared to an increase of $22.4 million in 2010. We also paid $11.1 million less in taxes in 2011 compared to 2010.

In 2010, the increase of $56.5 million in cash flows provided by operations was primarily due to higher bookings during the year (collection of cash before recognition of revenue) as evidenced by an increase of $22.4 million in deferred revenues in 2010, net of deferred revenue acquired, compared to a decrease of $47.5 million in 2009.

We made income tax payments of $28.3 million, $39.4 million, and $32.7 million 2011, 2010, and 2009, respectively, and expect to continue making tax payments in future periods. In 2011, the decrease in income tax payments was primarily due to the impact of tax deductions associated with the sale of Toolbox.com.

Cash flows from investing activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $4.9 million in 2011. In 2010 and 2009, net cash flows provided by investing activities were $0.1 million and $11.5 million, respectively.

In 2011, we generated $9.8 million from maturities of marketable securities and used $10.2 million for capital expenditures, primarily on technology infrastructure and new product platforms. In addition, we utilized $6.2 million for acquisitions of businesses, primarily related to Baumgartner, which included an initial payment of $6.4 million less cash acquired of $1.0 million.

In 2010, we generated $22.4 million from maturities of marketable securities and used $8.3 million for capital expenditures, primarily on technology infrastructure and additional office space buildouts. In addition, we used $13.0 million for the Iconoculture acquisition, which includes an initial payment of $9.0 million, net of cash acquired, and a working capital payment of $4.0 million. An additional $1.0 million was utilized for an equity method investment.

In 2009, we generated $14.4 million from maturities of marketable securities and $5.2 million from the acquisition of Tower Group. We used $7.1 million for capital expenditures, primarily on technology infrastructure, and $1.0 million for a cost method investment.

In October 2009, we acquired 100% of the equity interests of Tower Group to supplement our existing financial services products. As part of the acquisition, we agreed to assume certain obligations that might otherwise have been resolved prior to consummating the transaction. In return, the seller agreed to leave assets on the balance sheet to settle those obligations.

We estimate that capital expenditures to support our infrastructure will range from $12.0 to $15.0 million in 2012.

Cash flows from financing activities

Net cash flows used in financing activities were $63.8 million, $14.5 million, and $24.6 million in 2011, 2010, and 2009, respectively.

In 2011, the $49.3 million increase in cash outflows used in financing was primarily due to repurchase of shares of our common stock. In 2011, we utilized $40.3 million to repurchase 1.3 million shares of our common stock pursuant to a publicly announced plan. An additional $3.0 million of the repurchases were the result of employees using common stock received from the exercise of share-based awards to satisfy the minimum statutory federal and state tax withholding requirements. This compares to $1.2 million used on the repurchases of shares in 2010. In addition, we increased our quarterly dividend from $0.11 per share in each quarter of 2010 to $0.15 per share in each quarter of 2011 resulting in dividends paid of $20.4 million and $15.1 million in 2011 and 2010, respectively. Additionally, we utilized $3.7 million for the acquisition of businesses, primarily related to payments in April 2011 of the Iconoculture contingent consideration and an amount which had been held back for indemnifiable losses under the terms of the acquisition agreement. We also recorded a $1.9 million excess tax benefit related to share-based compensation and received $1.7 million from the exercise of share-based awards in 2011.

In 2010, the $10.1 million decrease in cash flows used in financing activities was primarily the result of the decrease in our quarterly dividend in the second quarter of 2009. Our quarterly dividend was $0.44 in the first quarter of 2009 and $0.10 in the second, third, and fourth quarters of 2009. We increased our dividend to $0.11 in the first quarter of 2010. In addition, we repurchased $1.2 million of our shares compared to $0.1 million in 2009. These repurchases were the result of employees using common stock received from the exercise of share-based awards to satisfy the statutory minimum federal and state withholding requirements generated from the exercise of such awards.

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

In February 2012, our Board of Directors declared a quarterly dividend of $0.175 per share for the first quarter of 2012.

Contractual Obligations

The following table summarizes our known contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period (In Thousands) at December 31, 2011
	Total	YE 2012	YE 2013	YE 2014	YE 2015	YE 2016	Thereafter
Operating lease obligations	$575,082	$36,338	$36,571	$36,335	$36,865	$37,518	$391,455
Deferred compensation liability	20,026	2,361	1,335	883	489	870	14,088
Purchase commitments	12,565	6,441	3,571	2,553	—	—	—

Total	$607,673	$45,140	$41,477	$39,771	$37,354	$38,388	$405,543

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Sublease Receipts by Period (In Thousands) at December 31, 2011
	Total	YE 2012	YE 2013	YE 2014	YE 2015	YE 2016	Thereafter
Subleases receipts	$269,819	$14,003	$14,310	$13,383	$14,954	$15,328	$197,841

Operating lease obligations include scheduled rent increases for our headquarters of 1.85% per year through 2017, and 2% per year thereafter. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $1.1 million.

Off-Balance Sheet Arrangements

At December 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for a description of recent accounting pronouncements, including the expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and operating results.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents and marketable securities, which is designed for safety of principal and liquidity. Cash and cash equivalents are primarily comprised of cash held in demand deposit accounts at various financial institutions. Marketable securities consist primarily of Washington, DC tax exempt bonds. We perform periodic evaluations of the relative credit ratings related to cash and cash equivalents and marketable securities. This portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. A hypothetical 10% adverse movement in interest rates would not have a material impact on our operating results or cash flows.

The following table provides the principal (notional) amount by expected maturity of our available-for-sale marketable securities at December 31, 2011 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	Thereafter	Total	Fair Value 12/31/11
Marketable securities	$3,700	$6,426	$—	$10,126	$10,516
Average effective interest rate	4.25%	4.59%	—

Foreign currency risk

Our international operations subject us to risks related to currency exchange fluctuations. Prices for our products are denominated primarily in US dollars, even when sold to members that are located outside the United States. Many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the US dollar in countries where we have foreign operations would result in higher operating costs and, potentially, reduced earnings. We use forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our UK subsidiary. A forward contract obligates us to exchange a predetermined amount of US dollars to make an equivalent British Pound payment equal to the value of such exchange. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months.

The functional currency of substantially all of our wholly-owned foreign subsidiaries is the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. In 2011 we recorded a foreign currency translation loss of $0.3 million and in 2010 we recorded a gain of $0.1 million, which are included in Other (expense) income, net in the consolidated statements of income. A hypothetical 10% adverse movement in British Pounds would result in additional expense of approximately $4 million.

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

Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the evaluation under this framework, management concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2011.

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

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2011.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
February 29, 2012

/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
February 29, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Corporate Executive Board Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of The Corporate Executive Board Company and subsidiaries, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 29, 2012

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 29, 2012

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$133,429	$102,498
Marketable securities	3,794	10,114
Membership fees receivable, net	154,255	141,322
Deferred income taxes, net	17,844	18,727
Deferred incentive compensation	17,330	15,710
Prepaid expenses and other current assets	21,624	10,388

Total current assets	348,276	298,759
Deferred income taxes, net	20,490	43,524
Marketable securities	6,722	10,850
Property and equipment, net	80,981	83,140
Goodwill	29,492	29,266
Intangible assets, net	13,581	13,828
Other non-current assets	34,150	30,782

Total assets	$533,692	$510,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,067	$52,439
Accrued incentive compensation	37,884	40,719
Deferred revenues	284,935	251,200

Total current liabilities	368,886	344,358
Deferred income taxes	1,436	679
Other liabilities	83,806	82,296

Total liabilities	454,128	427,333
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 43,857,020 and 43,533,802 shares issued and 33,302,495 and 34,322,055 shares outstanding at December 31, 2011 and 2010, respectively	439	435
Additional paid-in-capital	418,318	409,558
Retained earnings	332,258	300,030
Accumulated elements of other comprehensive income	778	1,714
Treasury stock, at cost, 10,554,525 and 9,211,747 shares at December 31, 2011 and 2010, respectively	(672,229)	(628,921)

Total stockholders’ equity	79,564	82,816

Total liabilities and stockholders’ equity	$533,692	$510,149

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues	$484,663	$432,431	$436,562
Costs and expenses:
Cost of services	167,258	153,283	143,456
Member relations and marketing	142,324	121,239	123,331
General and administrative	61,668	56,896	56,371
Depreciation and amortization	16,928	18,039	19,533
Costs associated with exit activities	—	—	11,518
Restructuring costs	—	—	8,568

Total costs and expenses	388,178	349,457	362,777

Operating profit	96,485	82,974	73,785
Other (expense) income, net	(178)	3,140	6,246

Income from continuing operations before provision for income taxes	96,307	86,114	80,031
Provision for income taxes	38,860	34,015	30,197

Income from continuing operations	57,447	52,099	49,834
Loss from discontinued operations, net of provision for income taxes	(4,792)	(11,736)	(4,205)

Net income	$52,655	$40,363	$45,629

Basic earnings (loss) per share	$1.55	$1.18	$1.34
Continuing operations	1.69	1.52	1.46
Discontinued operations	$(0.14)	$(0.34)	$(0.12)

Diluted earnings (loss) per share	$1.53	$1.17	$1.33
Continuing operations	1.67	1.51	1.45
Discontinued operations	$(0.14)	$(0.34)	$(0.12)

Weighted average shares outstanding:
Basic	34,071	34,256	34,111
Diluted	34,419	34,553	34,293

Dividends per share	$0.60	$0.44	$0.74

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$52,655	$40,363	$45,629
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on disposal of discontinued operations	3,503	—	—
Impairment loss	—	12,645	—
Depreciation and amortization	17,710	20,462	22,991
Deferred income taxes	21,211	(11,628)	(255)
Share-based compensation	8,118	7,490	10,751
Excess tax benefits from share-based compensation arrangements	(1,949)	(942)	—
Foreign currency translation loss	330	—	—
Amortization of marketable securities premiums, net	194	357	691
Costs associated with exit activities	—	—	11,518
Gain on acquisition	—	—	(680)
Changes in operating assets and liabilities:
Membership fees receivable, net	(13,088)	(13,231)	3,622
Deferred incentive compensation	(1,723)	(5,989)	2,900
Prepaid expenses and other current assets	(11,517)	(446)	(91)
Other non-current assets	(2,661)	(5,387)	(9,525)
Accounts payable and accrued liabilities	(5,464)	(2,792)	(18,533)
Accrued incentive compensation	(2,708)	12,744	2,387
Deferred revenues	34,200	22,413	(47,512)
Other liabilities	1,440	9,036	4,681

Net cash flows provided by operating activities	100,251	85,095	28,574
Cash flows from investing activities
Purchases of property and equipment	(10,203)	(8,322)	(7,052)
Acquisition of businesses, net of cash acquired	(6,193)	(13,957)	5,173
Proceeds from sale of discontinued operations	1,779	—	—
Cost method investment	(150)	—	(1,000)
Maturities of marketable securities	9,845	22,381	14,409

Net cash flows (used in) provided by investing activities	(4,922)	102	11,530
Cash flows from financing activities
Proceeds from the exercise of stock options	1,660	436	—
Proceeds from issuance of common stock under the employee stock purchase plan	502	451	725
Acquisition of businesses, contingent consideration	(3,650)	—	—
Credit facility issuance costs	(542)	—	—
Excess tax benefits from share-based compensation arrangements	1,949	942	—
Purchase of treasury shares	(43,308)	(1,237)	(87)
Payment of dividends	(20,426)	(15,051)	(25,196)

Net cash flows used in financing activities	(63,815)	(14,459)	(24,558)

Effect of exchange rates on cash	(583)	—	—

Net increase in cash and cash equivalents	30,931	70,738	15,546
Cash and cash equivalents, beginning of year	102,498	31,760	16,214

Cash and cash equivalents, end of year	$133,429	$102,498	$31,760

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2010, and 2011

(In Thousands, Except Share Amounts)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common stock		Additional	Retained	Accumulated Elements of Other Comprehensive	Treasury		Annual Comprehensive
	Shares	Amount	Paid-in-Capital	Earnings	Income	Stock	Total	Income
Balance at December 31, 2008	34,043,752	$432	$395,434	$254,285	$55	$(627,597)	$22,609
Issuance of common stock upon the release of restricted stock units	59,782	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	48,448	1	724	—	—	—	725	—
Share-based compensation	—	—	10,751	—	—	—	10,751	—
Tax effect of share-based compensation	—	—	(5,280)	—	—	—	(5,280)
Purchase of treasury shares	(4,974)	—	—	—	—	(87)	(87)	—
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(195)	—	(195)	$(195)
Foreign currency hedge	—	—	—	—	1,341	—	1,341	1,341
Cumulative translation adjustment	—	—	—	—	(20)	—	(20)	(20)
Payment of dividends	—	—	—	(25,196)	—	—	(25,196)	—
Net income	—	—	—	45,629	—	—	45,629	45,629

Balance at December 31, 2009	34,147,008	$433	$401,629	$274,718	$1,181	$(627,684)	$50,277	$46,755

Issuance of common stock upon the exercise of stock options and release of restricted stock units	198,537	2	434	—	—	—	436	—
Issuance of common stock under the employee stock purchase plan	21,668	—	451	—	—	—	451	—
Share-based compensation	—	—	7,490	—	—	—	7,490	—
Tax effect of share-based compensation	—	—	(446)	—	—	—	(446)	—
Purchase of treasury shares	(45,158)	—	—	—	—	(1,237)	(1,237)	—
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(460)	—	(460)	$(460)
Foreign currency hedge	—	—	—	—	109	—	109	109
Cumulative translation adjustment	—	—	—	—	884	—	884	884
Payment of dividends	—	—	—	(15,051)	—	—	(15,051)	—
Net income	—	—	—	40,363	—	—	40,363	40,363

Balance at December 31, 2010	34,322,055	$435	$409,558	$300,030	$1,714	$(628,921)	$82,816	$40,896

Issuance of common stock upon the exercise of stock options and release of restricted stock units	231,209	4	1,656	—	—	—	1,660	—
Issuance of common stock under the employee stock purchase plan	16,970	—	502	—	—	—	502	—
Share-based compensation	—	—	8,118	—	—	—	8,118	—
Tax effect of share-based compensation	—	—	(1,516)	—	—	—	(1,516)	—
Purchase of treasury shares	(1,267,739)	—	—	—	—	(43,308)	(43,308)	—
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(245)	—	(245)	$(245)
Foreign currency hedge	—	—	—	—	(200)	—	(200)	(200)
Cumulative translation adjustment	—	—	—	—	(491)	—	(491)	(491)
Payment of dividends	—	—	—	(20,427)	—	—	(20,427)	—
Net income	—	—	—	52,655	—	—	52,655	52,655

Balance at December 31, 2011	33,302,495	$439	$418,318	$332,258	$778	$(672,229)	$79,564	$51,719

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of operations

The Corporate Executive Board Company (the “Company”) provides essential information by analyzing and disseminating the most successful practices from its global network of members. The Company drives corporate performance through a network of executives and business professionals by providing actionable insights, analytical tools, and advisory support to quickly and confidently focus efforts on what executives and their teams need to know, and do, next. The Company provides its members with the authoritative and timely decision support they need to elevate company performance and excel in their careers. For an annual fee, members of each program and service have access to an integrated set of products and services, including best practices studies, executive education, customized analysis, proprietary databases and decision support tools. The Company also generated advertising and content-related revenues through its former wholly-owned subsidiary, Toolbox.com, Inc. (“Toolbox.com”). We sold substantially all of the assets of Toolbox.com on December 30, 2011.

Note 2. Summary of significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The operating results of Toolbox.com are classified as discontinued operations for all periods presented.

Use of estimates

The Company’s consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“GAAP”). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based on information available to the Company at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions may affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s financial statements will be affected.

Foreign currency

The functional currency of substantially all of the Company’s wholly-owned foreign subsidiaries is the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing claims receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. In 2011, 2010, and 2009 the Company recorded a foreign currency translation loss of $0.3 million and foreign currency translation gains of $0.1 million, and $1.1 million, respectively, which are included in Other (expense) income, net in the consolidated statements of income.

For two of the Company’s wholly-owned subsidiaries, the functional currency is the local currency. For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates during the period. Capital accounts are translated at historical foreign currency exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in Other (expense) income, net in the consolidated statements of income.

Cash and cash equivalents and marketable securities

The Company’s cash and cash equivalents balance is primarily comprised of cash held in demand deposit accounts at various financial institutions. Investments with maturities of more than three months from the date of purchase are classified as marketable securities. The Company’s marketable securities consist primarily of Washington, DC tax exempt bonds. The Company classifies its marketable securities as available-for-sale, which are carried at fair value based on quoted market prices. Changes in net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.

Allowance for uncollectible revenue

The Company records an allowance for uncollectible revenue, as a reduction in revenues, based on management’s analysis and estimates as to the collectability of membership fees receivable, which generally is not the result of a member’s ability to pay. Revenues under membership agreements are generally recognized ratably over the membership period, typically 12 months. Accordingly, the allowance for uncollectible revenue is recorded against the amount of revenues that have been recognized under the contracts that are deemed uncollectible. Membership fees receivable that have not been recognized as revenues are recorded in deferred revenues. As part of its analysis, the Company examines its collections history, the age of the receivables in question, any specific member collection issues that it has identified, general market conditions, member concentrations and current economic and industry trends. Membership fees receivable balances are not collateralized.

Property and equipment, net

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

Goodwill

For acquisitions, the Company records any excess purchase price over the net tangible and identifiable intangible assets acquired as goodwill. The Company tests goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. The Company has concluded that its reporting units used to assess goodwill impairment are the same as its operating segments. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, and a variety of other circumstances. If it is determined that impairment has occurred, the Company records a write-down of the carrying value as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in its consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance.

The determination of the fair value of individual reporting units is based on the average of an income approach (discounted cash flow method) and a market approach (guideline company method). These models require the Company to make various judgmental estimates and assumptions about sales, operating margins, growth rates, discount factors, and valuation multiples.

In 2010, the Company concluded there were impairment indicators relating to its Toolbox.com reporting unit and recognized an impairment loss (see Note 5).

Intangible assets, net

Intangible assets consist primarily of technology and member relationships. These assets are amortized on a straight-line basis over estimated useful lives of 2 to 20 years. The gross carrying amount of intangible assets was $21.3 million and $34.4 million and accumulated amortization was $7.7 million and $20.6 million at December 31, 2011 and 2010, respectively. Amortization expense was $3.4 million, $3.6 million, and $2.6 million in 2011, 2010, and 2009, respectively. In 2010, the Company recorded a $3.1 million impairment loss for Toolbox.com intangible assets (see Note 5). The estimated aggregate amortization expense for each of the succeeding five years ended 2012 through 2016 is $4.3 million, $3.8 million, $2.6 million, $1.5 million, and $0.6 million, respectively.

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

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, membership fees receivable, investments held through variable insurance products in a Rabbi Trust for the Company’s deferred compensation plan, forward currency contracts, and accounts payable. The carrying value of the Company’s financial instruments approximates their fair value.

Revenue recognition

The Company generates the majority of its revenues from three primary service offerings: executive memberships, performance analytics, and leadership academies. Executive memberships generally contain multiple deliverables, which are determined based on the availability and delivery method of the services and may include: on-line best practices research and insights, peer benchmarks, decision and diagnostics tools, advisory support, and live and on-line learning events. Performance analytics deliver data and analytical insight to drive improved performance of executives and their teams and are accounted for as service revenues. Leadership academies generally contain multiple deliverables and provide access to training and development services that may include skill diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty.

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

Agreements entered into between January 1, 2011 and December 31, 2011, and impacted by ASU 2009-13 have resulted in lower operating results in 2011 than would have been reported under the previous guidance. In 2011, revenues and income from operations were lower by $3.6 million, net income was lower by $2.2 million, and basic and diluted earnings per share were lower by $0.06 than what would have been reported under the previous guidance.

To lessen the impact of ASU 2009-13 and to better reflect member priorities and value, the Company modified certain memberships to remove or alter services that were available only once, or on a limited basis, during the membership period. These modifications were completed on or about March 31, 2011. The modifications allow the Company to recognize revenue for executive memberships ratably over the term of the related agreement for sales on or after April 1, 2011. For memberships that have not been modified, the Company has and will continue to allocate arrangement consideration to all services. For services that are available only once, or on a limited basis, revenues are recognized upon the earlier of the delivery of the service or the completion of the contract period.

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

Share-based compensation

The Company has several share-based compensation plans. These plans provide for the granting of common stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), deferred stock units, and incentive bonuses to employees, directors, and consultants. Share-based compensation expense is measured at the grant date of the share-based awards based on their fair value, and is recognized on a straight-line basis over the vesting periods, net of an estimated forfeiture rate.

The grant date fair value of RSUs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. The grant date fair value of SARs is calculated using a lattice valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s stock and estimated forfeiture rates of the awards. Fair value and forfeiture rate estimates are based on assumptions the Company believes to be reasonable. Actual future results may differ from those estimates.

Advertising expense

The costs of designing and preparing advertising material are recognized throughout the production process. Communication costs, including magazine and newspaper space, radio time, and distribution, are recognized when the communication takes place. Advertising expense in 2011, 2010 and 2009 was $0.6 million, $1.5 million, and $0.2 million, respectively.

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

The Company’s international operations subject it to risks related to currency exchange fluctuations. Prices for the Company’s products and services are primarily denominated in US dollars, even when sold to members that are located outside the United States; however, we plan to begin offering foreign currency billing in 2012 to certain members outside of the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreement with its UK subsidiary. A forward contract obligates the Company to exchange a predetermined amount of US dollars to make an equivalent British Pound payment equal to the value of such exchange. The maximum length of time over which the Company hedges its exposure to the variability in future cash flows is 12 months.

The Company maintains a portfolio of cash and cash equivalents and marketable securities, which is designed for safety of principal and liquidity. The Company performs periodic evaluations of the relative credit ratings related to cash and cash equivalents and marketable securities.

Accumulated elements of other comprehensive income

Accumulated elements of other comprehensive income included within stockholders’ equity consist of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Unrealized gains, net of tax, for available-for-sale marketable securities	$171	$416
Unrealized (losses) gains, net of tax, for forward currency contracts	(140)	60
Cumulative translation adjustment	747	1,238

Accumulated elements of other comprehensive income	$778	$1,714

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Basic weighted average shares outstanding	34,071	34,256	34,111
Effect of dilutive shares outstanding	348	297	182

Diluted weighted average shares outstanding	34,419	34,553	34,293

In 2011, 2010, and 2009, 1.82 million, 2.45 million, and 3.15 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive shares outstanding shown above because their impact would be anti-dilutive.

Note 3. Recent accounting pronouncements

Recently adopted

In January 2010, the FASB issued new accounting guidance to require additional disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 fair value measurements. The adoption of this new accounting guidance in 2011 did not have a material impact on the consolidated financial statements.

The Company adopted ASU 2009-13 on January 1, 2011 as discussed above in Note 2.

Not yet adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in US GAAP, it modifies Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to expand existing disclosure requirements for fair value measurements and makes other amendments. This ASU is effective for interim and annual periods beginning after December 15, 2011. The Company is in the process of assessing this new guidance but the adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment.” This ASU allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This ASU is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The Company does not expect this guidance will have a material impact on the consolidated financial statements.

Note 4. Acquisitions

On September 30, 2011 the Company completed the acquisition of Baumgartner & Partner GmbH (“Baumgartner”), a German services firm that provides human resources and finance data and benchmarking services, as well as human resources advisory services. The Company acquired 100% of the equity interests for an initial cash payment of $6.4 million less cash acquired of $1.0 million. The Company allocated $4.1 million to intangible assets with a weighted average amortization period of 5 years and $3.8 million to goodwill. The Company also will be required to pay an additional $1.5 million less any amounts that the Company is entitled to retain to reimburse it for any losses that are subject to indemnification by the sellers, at various times prior to September 30, 2013.

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

In October 2009, the Company acquired 100% of the equity interest of The Tower Group, Inc. (“Tower Group”) to supplement its existing financial services products. As part of the acquisition, the Company agreed to assume certain obligations that might otherwise have been resolved prior to consummating the transaction. In return, the seller agreed to leave assets on the balance sheet to settle those obligations. As a result, the Company recorded a $0.7 million gain, which is included in Other (expense) income, net.

On February 3, 2012, the Company completed the acquisition of 100% of the stock of Valtera Corporation (“Valtera”), an Illinois corporation, for $23.5 million, less cash acquired. Valtera is a global talent management company with assets including a team of organizational psychologists, an innovative technology platform, an extensive list of Fortune 100 clients, and premier customer satisfaction scores. The acquisition was completed pursuant to a Stock Purchase Agreement dated February 3, 2012 (the “Agreement”), by and among the Company, Valtera and the shareholders of Valtera. The Agreement to acquire Valtera is subject to customary post-closing adjustments for working capital and contains customary representations, warranties and covenants.

Note 5. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of Toolbox.com for $2.1 million subject to a customary post-closing working capital adjustment. The carrying amounts of the major classes of assets and liabilities sold consisted of (in thousands):

	September 30,	September 30,
	December 30, 2011	December 31, 2010
Accounts receivable	$1,060	$1,276
Other current assets	46	74
Property and equipment	100	192
Goodwill	3,449	3,449
Intangible assets	952	1,625

Total assets	5,607	6,616
Current liabilities	471	675

Net assets sold	$5,136	$5,941

The components of discontinued operations included in the consolidated statements of income consisted of (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Revenues	$5,251	$6,476	$6,344
Costs and expenses:
Cost of services	3,202	2,486	3,562
Member relations and marketing	2,115	2,651	2,692
General and administrative	2,930	3,975	3,045
Depreciation and amortization	782	2,423	3,458
Impairment loss	—	12,645	—
Loss on disposal	3,503	—	—

Loss from discontinued operations before provision for income taxes	(7,281)	(17,704)	(6,413)
Provision for income taxes	(2,489)	(5,968)	(2,208)

Loss from discontinued operations, net of provision for income taxes	$(4,792)	$(11,736)	$(4,205)

In the third quarter of 2011, the Company identified indicators of possible impairment relating to the continued weakness in the online advertising market. We tested the goodwill for impairment and determined that the asset was not impaired. The carrying value of the reporting unit was $5.1 million at September 30, 2011.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$133,429	$—	$—	$102,498	$—	$—
Debt securities issued by the District of Columbia	10,516	—	—	20,964	—	—
Investments held through variable insurance products in a Rabbi Trust	—	13,985	—	—	14,905	—
Forward currency exchange contracts	—	34	—	—	232	—

Financial liabilities
Forward currency exchange contracts	$—	$334	$—	$—	$113	$—
Contingent consideration — Iconoculture	—	—	—	—	—	1,900

Investments held through variable insurance products in a Rabbi Trust consist of mutual funds available only to institutional investors. The fair value of these investments are based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair values of the underlying investments held by the mutual funds are observable inputs. The fair value for foreign currency exchange contracts are based on bank quotations for similar instruments using models with market-based inputs.

The fair value estimate of the Iconoculture contingent consideration was $1.9 million at December 31, 2010. In March 2011, the Company increased its estimate of the contingent consideration to $2.5 million. On April 1, 2011, the Company paid $2.5 million as final settlement of the additional consideration associated with Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010.

Certain assets, such as goodwill and intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded fair value adjustments relating to the Toolbox.com impairment in 2010 (see Note 5). All such fair value measurements are included in the Level 3 fair value hierarchy.

Note 7. Marketable securities

The aggregate fair value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington DC tax exempt bonds	$10,516	$10,226	$290	$—

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington DC tax exempt bonds	$20,964	$20,265	$699	$—

The following table summarizes marketable securities maturities (in thousands):

	September 30,	September 30,
	December 31, 2011
	Fair Value	Amortized Cost
Less than one year	$3,794	$3,725
Matures in 1 to 5 years	6,722	6,501

Marketable securities	$10,516	$10,226

Note 8. Membership fees receivable

Membership fees receivable consists of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Billed	$109,533	$106,784
Unbilled	45,684	36,327

	155,217	143,111
Allowance for uncollectible revenue	(962)	(1,789)

Membership fees receivable, net	$154,255	$141,322

Note 9. Property and equipment, net

Property and equipment consists of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Furniture, fixtures, and equipment	$47,112	$47,592
Leasehold improvements	80,254	77,924
Computer software and Web site development costs	29,980	24,916

	157,346	150,432
Accumulated depreciation	(76,365)	(67,292)

Property and equipment, net	$80,981	$83,140

Depreciation expense was $13.5 million, $14.4 million, and $17.0 million in 2011, 2010, and 2009, respectively.

Note 10. Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Beginning of year	$29,266	$27,129
Goodwill acquired	3,773	11,453
Foreign currency translation adjustment	(98)	205
Discontinued operations	(3,449)	—
Impairment loss	—	(9,521)

End of year	$29,492	$29,266

Note 11. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Accounts payable	$3,732	$6,115
Advanced membership payments received	16,220	16,149
Other accrued liabilities	26,115	30,175

Accounts payable and accrued liabilities	$46,067	$52,439

Note 12. Other liabilities

Other liabilities consist of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Deferred compensation	$10,894	$11,215
Lease incentives	29,999	31,619
Deferred rent benefit — long term	25,862	23,079
Other	17,051	16,383

Total other liabilities	$83,806	$82,296

Note 13. Revolving credit facility

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

The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, the Company has the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million upon at least five business days prior written notice to the Administrative Agent, subject to certain limitations set forth in the Credit Facility, including the absence of a default under the Credit Facility. The Company has issued letters of credit under the Credit Facility in an aggregate amount of $6.4 million at December 31, 2011 and has otherwise not borrowed under the Credit Facility.

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

The Company must pay the Administrative Agent a quarterly commitment fee based on the amount by which the aggregate revolving commitments exceed the outstanding loans and obligations of the Company under the Credit Facility. Additionally, the Company must pay the lenders certain letter of credit fees based on the daily amount available to be drawn under such letters of credit. The commitment fee and letter of credit fees vary based on the Consolidated Leverage Ratio.

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

Note 14. Derivative instruments and hedging

The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the Company’s products and services currently are denominated primarily in US dollars, including products and services sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the US dollar in countries where the Company has foreign operations would result in higher effective operating costs and, potentially, reduced earnings. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its United Kingdom subsidiary. A forward contract obligates the Company to exchange a predetermined amount of US dollars to make equivalent Pound Sterling (“GBP”) payments equal to the value of such exchanges.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) and/or current earnings. The notional amount of outstanding forward contracts was $22.8 million at December 31, 2011.

The fair value of all derivative instruments, which are designated as hedging instruments, on the Company’s consolidated balance sheets are as follows (in thousands):

	September 30,	September 30,
	December 31,
Balance Sheet Location	2011	2010
Assets
Prepaid expenses and other current assets	$34	$232

Liability
Accounts payable and accrued liabilities	$334	$113

The pre-tax effect of derivative instruments on the Company’s consolidated statements of income is shown in the table below (in thousands):

	September 30,	September 30,	September 30,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Year Ended December 31, 2011		Year Ended December 31, 2011
Cost of services	$268	Forward currency contracts	$268
Member relations and marketing	228
General & Administrative	109

Total	$605

	September 30,	September 30,	September 30,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Year Ended December 31, 2010		Year Ended December 31, 2010
Cost of services	$3	Forward currency contracts	$190
Member relations and marketing	4
General & Administrative	(11)

Total	$(4)

The ineffective portion of the cash flow hedges was immaterial.

Note 15. Stockholders’ equity and share-based compensation

Share-based compensation

Under share-based compensation plans, the Company may grant employees, directors, and consultants common stock options, SARs, and RSUs. Stock options are rights to purchase common stock of the Company at the fair market value on the date of grant. SARs are equity settled share-based compensation arrangements whereby the number of shares of the Company’s common stock that will ultimately be issued is based on the appreciation of the Company’s common stock and the number of awards granted to an individual. RSUs are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of stock options and SARs do not participate in dividends until after the exercise of the award. RSU holders do not participate in dividends nor do they have voting rights until the restrictions lapse.

Share-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. In 2011, the Company’s estimated forfeiture rate was 14%. In 2010, the Company decreased its estimated forfeiture rate from 16% to 14%.

The Company recognized total share-based compensation costs of $8.1 million, $7.5 million, and $10.8 million in 2011, 2010, and 2009, respectively. These amounts are allocated to Cost of services, Member relations and marketing, and General and administrative expenses in the consolidated statements of income. The total income tax benefit for share-based compensation arrangements was $3.2 million, $3.0 million, and $4.3 million in 2011, 2010, and 2009, respectively. At December 31, 2011, $17.2 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Equity incentive plans

The Company issues awards under the 2004 Stock Incentive Plan, as amended, (the “2004 Plan”) and the Directors’ Stock Option Plan, adopted in 1998 (the “Directors’ Plan”) (together “the Plans”). The 2004 Plan provides for the issuance of up to 6.3 million shares of common stock, plus any shares subject to outstanding awards under prior equity compensation plans up to an aggregate maximum of 9.4 million shares. The terms of the awards granted under the Plans, including vesting, forfeiture, and post termination exercisability are set by the plan administrator, subject to certain restrictions. The contractual term of equity awards ranges from 4 to 10 years. The Company had 2.1 million shares available for issuance under the Plans at December 31, 2011.

Restricted stock units

The following table summarizes the changes in RSUs:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	832,457	$19.33	655,792	$15.17	133,196	$60.18
Granted	317,934	38.27	403,310	25.76	665,059	10.72
Forfeited	(74,143)	21.49	(43,536)	13.08	(81,940)	19.42
Vested	(249,766)	18.80	(183,109)	20.09	(60,523)	59.60

Nonvested, end of year	826,482	$26.58	832,457	$19.33	655,792	$15.17

Stock appreciation rights

The following assumptions were used to value grants of SARs:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	—	4.30%	—
Dividend yield	—	1.50%	—
Expected life of option (in years)	—	4.8	—
Expected volatility (calculated historically)	—	42%	—
Weighted-average fair value of share-based compensation awards granted	$—	$11.05	$—

The following table summarizes the changes in SARs:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price
Outstanding, beginning of year	1,289,073	$63.08	1,351,698	$64.51	1,848,263	$66.16
Granted	—	—	60,000	30.01	—	—
Forfeited	(132,690)	71.76	(122,625)	62.64	(496,565)	70.81
Exercised	(38,125)	40.78	—	—	—	—

Outstanding, end of year	1,118,258	$62.81	1,289,073	$63.08	1,351,698	$64.51

Vested or expected to vest, end of year	1,085,878	$63.62	1,136,816	$64.71	1,089,856	$65.39

Exercisable, end of year	958,951	$66.92	860,271	$70.73	604,176	$74.04

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price. At December 31, 2011, the Company had 15,000 vested SARs with an aggregate intrinsic value of $0.1 million. At December 31, 2010, vested SARs outstanding did not have any intrinsic value. The total intrinsic value of SARs exercised in 2011 was $0.1 million.

The following table summarizes the characteristics of SARs at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years
$30.01 – $45.74	513,505	$39.89	3.43	354,198	$40.72	3.22
66.60 – 76.00	379,743	73.21	2.17	379,743	73.21	2.17
97.56 – 97.56	225,010	97.56	1.20	225,010	97.56	1.20

$30.01 – $97.56	1,118,258	$62.81	2.55	958,951	$66.92	2.33

Stock options

The following table summarizes the changes in stock options:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,122,865	$53.44	1,202,717	$53.03	1,803,027	$52.75
Granted	—	—	—	—	—	—
Forfeited	(381,625)	47.82	(56,002)	55.83	(600,310)	52.19
Exercised	(68,375)	32.16	(23,850)	27.37	—	—

Outstanding, end of year	672,865	$58.79	1,122,865	$53.44	1,202,717	$53.03

Vested or expected to vest, end of year	672,865	$58.79	1,122,865	$53.44	1,202,717	$53.03

Exercisable, end of year	672,865	$58.79	1,122,865	$53.44	1,202,717	$53.03

At December 31, 2011 and 2010, the Company had vested stock options outstanding to purchase an aggregate of 124,750 and 201,375 shares with an aggregate intrinsic value of $0.7 million and $1.1 million, respectively. The total intrinsic value of stock options exercised in 2011, 2010, and 2009 was $0.5 million, $0.1 million, and $0, respectively.

The following table summarizes the characteristics of stock options at December 31, 2011:

	September 30,	September 30,	September 30,
	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years
$31.00 – $36.81	124,750	$32.36	1.03
45.10 – 64.30	73,240	50.74	1.81
64.88 – 89.70	474,875	66.97	0.26

$31.00 – $89.70	672,865	$58.79	0.57

Share Repurchases

In August 2011, the Company’s Board of Directors authorized a share repurchase of up to an additional $50 million of the Company’s common stock. In 2011, the Company repurchased approximately 1.3 million shares of its common stock at a total cost of $40.3 million pursuant to publicly announced plans. The remaining repurchase activity in 2011, 2010, and 2009 relates to common stock surrendered by employees to satisfy federal and state tax withholding obligations. The total remaining authorization pursuant to the Company’s stock repurchase program was $28.1 million at December 31, 2011. Repurchases will be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. The Company has funded, and expects to continue to fund, its share repurchases with cash on hand and cash generated from operations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. In February 2012, the Board of Directors declared a quarterly cash dividend of $0.175 per share. The dividend is payable on March 30, 2012 to stockholders of record at the close of business on March 15, 2012. In 2011, the Board of Directors declared quarterly cash dividends of $0.15 per share for each quarter of 2011.

Preferred stock

The Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share at December 31, 2011 and 2010. No shares were issued and outstanding at December 31, 2011 and 2010.

Note 16. Costs associated with exit activities

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

Note 17. Restructuring costs

In 2009, as part of the Company’s plans to integrate Tower Group, the Company initiated a workforce reduction plan (“Tower Group Plan”) whereby approximately ten Tower Group employees were offered severance agreements subsequent to the acquisition. Restructuring costs associated with this action were $1.2 million, consisting of severance and related termination benefits.

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

The Company does not expect to incur any significant additional costs under the 2008 Plan, 2009 Plan, or Tower Group Plan.

	September 30,	September 30,	September 30,
	2008 Plan	2009 Plan	Tower Group Plan
Balance at December 31, 2009	$532	$2,472	$1,109
Cash payments	(498)	(1,843)	(1,109)
Change in estimate	(34)	—	—

Balance at December 31, 2010	—	629	—
Cash payments	—	(129)	—
Change in estimate	—	—	—

Balance at December 31, 2011	$—	$500	$—

Note 18. Income taxes

The provision for income taxes consists of the following (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current tax expense
Federal	$25,478	$33,482	$23,193
State and local	5,604	8,326	6,061
Foreign	2,335	273	1,295

Total current	33,417	42,081	30,549
Deferred tax (benefit) expense
Federal	$5,207	$(4,396)	$927
State and local	1,238	(3,397)	(896)
Foreign	(1,002)	(273)	(383)

Total deferred	5,443	(8,066)	(352)

Provision for income taxes	$38,860	$34,015	$30,197

In 2011, 2010 and 2009, the Company made cash payments for income taxes of $28.3 million, $39.4 million, and $32.7 million, respectively. As a result of the sale of Toolbox.com, the Company received tax deductions in 2011 lowering cash payments for income taxes. Additionally, the disposition resulted in prepaid income taxes of $11.6 million at December 31, 2011 which is expected to lower our cash payments for income taxes in 2012. Approximately $15.4 million of deferred tax assets were converted to current tax benefits in 2011. The disposed deferred tax assets consisted largely of tax basis goodwill and other intangible assets.

The components of Income before provision for income taxes were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
US sources	$94,459	$85,666	$76,013
Non-US sources	1,848	448	4,018

Total	$96,307	$86,114	$80,031

The provision for income taxes differs from the amount of income taxes determined by applying the US federal income tax statutory rate to income before provision for income taxes as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Statutory US federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8	3.8	4.6
Foreign income tax	(0.2)	(0.2)	(0.3)
Foreign currency loss	0.2	—	(0.6)
Permanent differences and other, net	1.4	(0.8)	(1.0)
Reserve for tax contingencies	(0.8)	1.7	—

Effective tax rate	40.4%	39.5%	37.7%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets
Share-based compensation	$12,564	$14,700
Goodwill and intangibles	—	14,736
Accrued incentive compensation	13,404	14,403
Accruals and reserves	1,077	1,204
Net operating loss and tax credit carryforwards	13,231	14,598
Deferred compensation plan	4,771	3,493
Deferred revenues	2,828	2,398
Operating leases and lease incentives	11,473	13,012
Other	1,225	922

Total deferred tax assets	60,573	79,466
Valuation allowance	(7,886)	(7,493)

Total deferred tax assets, net of valuation allowance	52,687	71,973
Deferred tax liabilities
Deferred incentive compensation	6,866	5,853
Depreciation	5,565	1,636
Goodwill and intangibles	3,110	—
Other	248	2,912

Total deferred tax liabilities	15,789	10,401

Deferred tax assets, net	$36,898	$61,572

In estimating future tax consequences, Accounting Standards Codification 740 “Income Taxes,” generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The valuation allowance at December 31, 2011 and 2010 was primarily related to state tax credit carryforwards from the District of Columbia described below. The net change in the valuation allowance was an increase of $0.4 million and a decrease of $1.6 million in 2011 and 2010, respectively.

The Company has approximately $11.9 million of federal and state net operating loss carryforwards available as a result of the acquisition of Iconoculture. These carryforwards will be available to offset future income through 2031. The Company generated net operating loss carryforwards for state income tax purposes of $2.5 million and $1.9 million in 2010 and 2009, respectively, which are available to offset future state taxable income through 2030. The use of these net operating loss carryforwards may be limited.

Upon moving its headquarters to Arlington, Virginia, the Company became eligible to receive the Major Business Facilities Job Tax Credit (“JTC”). The JTC measured in 2009 was $1.0 million based on the number of full-time jobs that were created or relocated to Virginia. This credit was applied against Virginia state income taxes in 2009 and 2010. Virginia law requires this credit to be recaptured and refunded to the extent average levels of employment decrease during the five years following the measurement of the credit. The Company has estimated $0.1 million, $0.1 million and $0.3 million of this credit will be recaptured at December 31, 2011, 2010 and 2009, respectively, and a valuation allowance has been recorded in this amount against the tax credit carryforward.

The Company has Washington DC tax credit carryforwards resulting in a deferred tax asset of $7.2 million and $7.4 million at December 31, 2011 and 2010, respectively. These credits expire in years 2015 through 2018. The Company recorded a $7.2 million and $7.4 million valuation allowance related to these credit carryforwards at December 31, 2011 and 2010, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to $23.5 million, $18.2 million, and $15.2 million at December 31, 2011, 2010, and 2009, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the US liability.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Balance at beginning of the year	$2,563	$592	$427
Additions based on tax positions related to the current year	24	79	32
Additions for tax positions of prior years	210	1,912	177
Reductions for tax positions of prior years	—	—	—
Reductions for lapse of statute of limitations	(1,665)	(20)	(44)
Settlements	—	—	—

Balance at end of the year	$1,132	$2,563	$592

The Company files income tax returns in US federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2008. The Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized, except for $0.4 million, $1.2 million, and $0.2 million of tax credits that would be available to offset this liability at December 31, 2011, 2010, and 2009, respectively. Interest and penalties recognized related to uncertain tax positions amounted to $0.2 million, $0.5 million, and $0.2 million in 2011, 2010, and 2009, respectively. Total accrued interest and penalties at December 31, 2011 and 2010 was $0.7 million and $0.9 million, respectively, and was included in accrued expenses. The Company elects to classify accrued interest and penalties related to the unrecognized tax benefits in its income tax provision.

Note 19. Employee benefit plans

Defined contribution 401(k) plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. The Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The Company’s matching contribution is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire, and an employee must be employed by the Company on the last day of a Plan year in order to vest in the Company’s contribution for that year. Company contributions to the Plan were $3.8 million, $2.9 million, and $3.1 million in 2011, 2010, and 2009, respectively.

Employee stock purchase plan

The Company sponsors an employee stock purchase plan (the “ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first or last day of the applicable offering period. In 2011, 2010, and 2009, the Company issued 16,970 shares, 21,668 shares, and 48,448 shares of common stock, respectively, under the ESPP. At December 31, 2011, approximately 733,000 shares were available for issuance.

Deferred compensation plan

The Company has a Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Deferred Compensation Plan provides for deferred amounts to be credited with investment returns based on investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Company invests funds sufficient to pay the deferred compensation liabilities in mutual fund investments through insurance contracts in a Rabbi Trust to match the investment options made by participants. These investments are considered trading securities, carried at fair value, and included in Other assets on the consolidated balance sheets. (Losses) earnings associated with the Deferred Compensation Plan’s assets were $(0.5) million, $1.7 million, and $2.7 million in 2011, 2010, and 2009, respectively, and are included in Other income, net while offsetting changes in individual participant account balances are recorded as compensation expense in the consolidated statements of income.

The Deferred Compensation Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Deferred Compensation Plan. The Company did not make any discretionary contributions to the Deferred Compensation Plan in 2011, 2010, and 2009.

Note 20. Commitments and contingencies

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

Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due and Sublease Receipts by Period (In Thousands) at December 31, 2011
	Total	YE 2012	YE 2013	YE 2014	YE 2015	YE 2016	Thereafter
Operating lease obligations	$575,082	$36,338	$36,571	$36,335	$36,865	$37,518	$391,455
Subleases receipts	269,819	14,003	14,310	13,383	14,954	15,328	197,841

Total net lease obligations	$305,263	$22,335	$22,261	$22,952	$21,911	$22,190	$193,614

Rent expense, net of sublease income, was $22.2 million, $25.2 million, and $30.2 million in 2011, 2010, and 2009, respectively.

Other

At December 31, 2011, the Company had outstanding letters of credit totaling $7.2 million to provide security deposits for certain office space leases. The letters of credit expire in the period from January 2012 through September 2012, but will automatically extend for another year from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s operating results.

The Company continues to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $3.0 million at December 31, 2011 and 2010 relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Note 21. Segments and geographic areas

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

The Company has net sales and long-lived assets, consisting of property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	September 30,	September 30,	September 30,	September 30,
	United States (1)	Europe	Other Countries	Total
2011
Revenues	$326,864	$71,916	$85,883	$484,663
Long-lived assets	102,550	13,424	8,080	124,054

2010
Revenues	$290,905	$69,755	$71,771	$432,431
Long-lived assets	112,366	4,876	8,992	126,234

2009
Revenues	$287,650	$77,573	$71,339	$436,562
Long-lived assets	112,932	5,843	10,062	128,837

(1)	Excludes Toolbox.com revenues of $5.3 million, $6.5 million, and $6.3 million in 2011, 2010, and 2009, respectively, classified as discontinued operations.

Note 22. Quarterly financial data (unaudited)

Unaudited summarized quarterly financial data is as follows (in thousands, except per-share amounts):

	September 30,	September 30,	September 30,	September 30,
	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$113,623	$117,482	$121,607	$131,951
Total costs and expenses	94,746	98,774	96,096	98,562
Operating profit	18,877	18,708	25,511	33,389
Income from continuing operations before provision for income taxes	20,382	19,031	22,967	33,928
Income from continuing operations	12,060	10,956	14,558	19,873
Loss from discontinued operations, net of provision for income taxes	(706)	(612)	(552)	(2,923)
Net income	$11,354	$10,344	$14,006	$16,950

Basic earnings (loss) per share	$0.33	$0.30	$0.41	$0.51
Continuing operations	0.35	0.32	0.43	0.60
Discontinued operations	$(0.02)	$(0.02)	$(0.02)	$(0.09)

Diluted earnings (loss) per share	$0.33	$0.30	$0.41	$0.50
Continuing operations	0.35	0.31	0.42	0.59
Discontinued operations	$(0.02)	$(0.02)	$(0.02)	$(0.09)

	September 30,	September 30,	September 30,	September 30,
	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$98,365	$107,942	$110,646	$115,479
Total costs and expenses	76,727	86,688	88,610	97,432
Operating profit	21,638	21,254	22,036	18,047
Income from continuing operations before provision for income taxes	21,180	20,465	25,161	19,309
Income from continuing operations	12,536	12,015	16,080	11,469
Loss from discontinued operations, net of provision for income taxes	(903)	(1,035)	(9,091)	(708)
Net income	$11,633	$10,980	$6,989	$10,761

Basic earnings (loss) per share	$0.34	$0.32	$0.20	$0.31
Continuing operations	0.37	0.35	0.47	0.33
Discontinued operations	$(0.03)	$(0.03)	$(0.27)	(0.02)

Diluted earnings (loss) per share	$0.34	$0.32	$0.20	$0.31
Continuing operations	0.36	0.35	0.47	0.33
Discontinued operations	$(0.03)	$(0.03)	$(0.26)	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The following information is included in the Company’s Proxy Statement related to its 2012 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2011 (the “Proxy Statement”) and is incorporated herein by reference:

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

•	Information regarding Section 16(a) beneficial ownership reporting compliance

Item 11.	Executive Compensation.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding the Company’s compensation of its named executive officers

•	Information regarding the Company’s compensation of its directors

•	The report of the Company’s Compensation Committee

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding security ownership of certain beneficial owners, directors and executive officers

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2011.

	September 30,	September 30,	September 30,
	(A)	(B)	(C)
Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuances under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity compensation plans approved by stockholders	2,562,855	$62.21	2,090,618
Equity compensation plans not approved by stockholders (1)	54,750	32.41	—

Total	2,617,605	$61.30	2,090,618

(1)

In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan”), which was not approved by stockholders. In December 2006, the Company further amended the 2002 Plan to address new guidance regarding equity restructurings under new accounting rules relating to share-based compensation. The 2002 Plan provided for the issuance of up to 7,300,000 shares of common stock under stock options or restricted stock grants. Any person who is an employee or prospective employee of the Company was eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. The stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire between March 2011 and March 2013. With stockholder approval of the Company’s 2004 Stock Incentive Plan in July 2004, the 2002 Plan was suspended and no new grants will be made under the 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue awards for 4,497,625 shares that at that time remained available under the 2002 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” of our Proxy Statement.

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

Schedule II-Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

10.1	The Corporate Executive Board Company Stock-Based Incentive Compensation Plan, adopted on October 31, 1997, as amended and restated in February 1999. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

10.2	Directors’ Stock Plan and Standard Terms and Conditions for Director Non-qualified Stock Options. (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

10.3	1999 Stock Option Plan and Standard Terms and Conditions for 1999 Stock Option Plan Incentive Stock Options. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 9, 1999 (Registration No. 333-74145).) *

Exhibit No.	Description of Exhibit
10.4	Employee Stock Purchase Plan dated June 23, 2000. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.)

10.5	2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).) *

10.6	2002 Non-Executive Stock Incentive Plan. (Incorporated by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K for the year ended December 31, 2002.) *

10.7	2004 Stock Incentive Plan, as amended June 14, 2007. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2007.) *

10.8	Form of term sheet for director non-qualified stock options. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2001.) *

10.9	The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

10.10	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.) *

10.11	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 1999 Stock Option Plan, 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.) *

10.12	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.)

10.13	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2006.) *

10.14	Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company (Confidential treatment has been requested for portions of this agreement.) (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.)

10.15	Form of Employer Protection Agreement, revised February 12, 2010. (Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.)

10.16	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.) *

Exhibit No.	Description of Exhibit
10.17	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007.)

10.18	Form of Change in Control Severance Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.) *

10.19	Revised Form of Employer Protection Agreement, adopted February 12, 2010. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009.)

10.20	Revised Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan for Restricted Stock Units. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.21	Revised Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under 2004 Stock Incentive Plan for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.22	Extension letter, dated February 4, 2010, to the Collaboration Agreement with The Advisory Board Company. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2009.)

10.23	Severance Program – Corporate Leadership Team, adopted January 8, 2010. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.24	Separation Agreement – Richard S. Lindahl, dated April 29, 2009. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2009.) *

10.25	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2011.) *

10.26	Extension letter, dated November 7, 2011, to the Collaboration Agreement with The Advisory Board Company. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.)

10.27	Credit Agreement, dated as of March 16, 2011, by and among The Corporate Executive Board Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011.)

10.28	Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2004 Stock Incentive Plan. * †

10.29	Executive Severance Agreement, dated as of February 3, 2012, by and between The Corporate Executive Board Company and Thomas L. Monahan III. *†

10.30	Revised Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2004 Stock Incentive Plan. *†

14.1	Code of Conduct For Directors, Executives and Employees (Restated as of August 5, 2010). (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2010.)

Exhibit No.	Description of Exhibit

21.1	List of the Subsidiaries of The Corporate Executive Board Company. †

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011 and have issued our report thereon dated February 29, 2012 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 29, 2012

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II-Valuation and Qualifying Accounts

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Balance at Beginning of Year	Additions Charged to Revenues	Additions Charged to Provision for Income Taxes	Deductions from Reserve	Balance at End of Year
Year ended December 31, 2011
Allowance for uncollectible revenue	$1,789	$4,125	$—	$4,952	$962
Valuation allowance on deferred tax assets	7,493	—	556	163	7,886
Year ended December 31, 2010
Allowance for uncollectible revenue	$2,486	$5,882	$—	$6,579	$1,789
Valuation allowance on deferred tax assets	9,091	—	—	1,598	7,493
Year ended December 31, 2009
Allowance for uncollectible revenue	$4,931	$5,820	$—	$8,265	$2,486
Valuation allowance on deferred tax assets	8,211	—	888	8	9,091

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 29, 2012.

THE CORPORATE EXECUTIVE BOARD COMPANY

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2012 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title

/s/ Thomas L. Monahan III Thomas L. Monahan III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Richard S. Lindahl Richard S. Lindahl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gregor S. Bailar Gregor S. Bailar	Director

/s/ Stephen M. Carter Stephen M. Carter	Director

/s/ Gordon J. Coburn Gordon J. Coburn	Director

/s/ L. Kevin Cox L. Kevin Cox	Director

/s/ Nancy J. Karch Nancy J. Karch	Director

/s/ Daniel O. Leemon Daniel O. Leemon	Director

/s/ Jeffrey R. Tarr Jeffrey R. Tarr	Director