Form 10-Q
period 2012-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2012-05-09
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The Company had 33,510,188 shares of common stock, par value $0.01 per share, outstanding at May 4, 2012.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$208,699	$133,429
Marketable securities	3,748	3,794
Membership fees receivable, net	95,628	154,255
Deferred income taxes, net	17,255	17,844
Deferred incentive compensation	18,839	17,330
Prepaid expenses and other current assets	14,813	21,624

Total current assets	358,982	348,276
Deferred income taxes, net	17,360	20,490
Marketable securities	6,670	6,722
Property and equipment, net	82,337	80,981
Goodwill	40,287	29,492
Intangible assets, net	21,166	13,581
Other non-current assets	35,613	34,150

Total assets	$562,415	$533,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$35,723	$46,067
Accrued incentive compensation	41,482	37,884
Deferred revenues	308,749	284,935

Total current liabilities	385,954	368,886
Deferred income taxes	1,354	1,436
Other liabilities	85,870	83,806

Total liabilities	473,178	454,128
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 44,012,358 and 43,857,020 shares issued, and 33,420,907 and 33,302,495 shares outstanding at March 31, 2012 and December 31, 2011, respectively	440	439
Additional paid-in capital	419,215	418,318
Retained earnings	341,989	332,258
Accumulated elements of other comprehensive income	1,392	778
Treasury stock, at cost, 10,591,451 and 10,554,525 shares at March 31, 2012 and December 31, 2011, respectively	(673,799)	(672,229)

Total stockholders’ equity	89,237	79,564

Total liabilities and stockholders’ equity	$562,415	$533,692

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$128,467	$113,623
Costs and expenses:
Cost of services	43,651	39,786
Member relations and marketing	38,178	34,944
General and administrative	16,464	15,961
Depreciation and amortization	5,029	4,055

Total costs and expenses	103,322	94,746
Income from operations	25,145	18,877
Other income, net	1,410	1,505

Income from continuing operations before provision for income taxes	26,555	20,382
Provision for income taxes	10,994	8,322

Income from continuing operations	15,561	12,060
Loss from discontinued operations, net of provision for income taxes	—	(706)

Net income	$15,561	$11,354

Basic earnings (loss) per share	$0.47	$0.33
Continuing operations	$0.47	$0.35
Discontinued operations	$—	$(0.02)

Diluted earnings (loss) per share	$0.46	$0.33
Continuing operations	$0.46	$0.35
Discontinued operations	$—	$(0.02)

Weighted average shares outstanding:
Basic	33,327	34,351
Diluted	33,661	34,746

Dividends per share	$0.175	$0.15

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$15,561	$11,354
Other comprehensive income (loss):
Currency translation adjustment	260	4
Foreign currency hedge, net of tax	396	25
Change in unrealized gains on available-for-sale marketable securities, net of tax	(42)	(80)

Comprehensive income	$16,175	$11,303

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$15,561	$11,354
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,029	4,258
Deferred income taxes	1,326	1,535
Share-based compensation	1,968	2,004
Excess tax benefits from share-based compensation arrangements	(1,311)	(1,396)
Foreign currency translation gain	(180)	(695)
Amortization of marketable securities premiums, net	29	69
Changes in operating assets and liabilities:
Membership fees receivable, net	60,236	51,934
Deferred incentive compensation	(1,481)	(1,435)
Prepaid expenses and other current assets	7,358	(584)
Other non-current assets	(1,430)	(1,329)
Accounts payable and accrued liabilities	(13,016)	(10,413)
Accrued incentive compensation	3,470	(2,009)
Deferred revenues	23,765	30,378
Other liabilities	769	1,317

Net cash flows provided by operating activities	102,093	84,988

Cash flows from investing activities:
Purchases of property and equipment	(1,082)	(2,602)
Acquisition of business, net of cash acquired	(20,982)	—
Cost method investment	—	(150)

Net cash flows used in investing activities	(22,064)	(2,752)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	771	774
Proceeds from the issuance of common stock under the employee stock purchase plan	128	108
Excess tax benefits from share-based compensation arrangements	1,311	1,396
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(1,570)	(1,786)
Payment of dividends	(5,833)	(5,145)

Net cash flows used in financing activities	(5,193)	(4,653)

Effect of exchange rates on cash	434	567

Net increase in cash and cash equivalents	75,270	78,150
Cash and cash equivalents, beginning of period	133,429	102,498

Cash and cash equivalents, end of period	$208,699	$180,648

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

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in the Company’s 2011 Annual Report on Form 10-K.

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2011 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the year ended December 31, 2012 or any other period within 2012.

Note 2. Recent Accounting Pronouncements

Recently Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it modifies Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to expand existing disclosure requirements for fair value measurements and makes other amendments. The Company adopted ASU 2011-04 on January 1, 2012 and it did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC Topic 220, “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 on January 1, 2012 and have presented consolidated net income and consolidated comprehensive income in two separate, but consecutive, statements.

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment.” This ASU allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company adopted ASU 2011-08 on January 1, 2012 and it did not have a material impact on the consolidated financial statements.

Note 3. Acquisitions

On February 3, 2012, the Company completed the acquisition of Valtera Corporation (“Valtera”), a global talent management company that provides tools and services to assist organizations in hiring, engaging, and developing talent. The Company acquired 100% of the equity interests for an initial cash payment of $22.4 million less cash acquired of $1.9 million. The initial cash payment includes $4.7 million which was placed in escrow and will be held until March 15, 2013 at which point the funds will be released to the seller. The Company allocated $8.8 million to intangible assets with a weighted average amortization period of 6 years and $10.5 million to goodwill.

Note 4. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of Toolbox.com for $2.1 million subject to a customary post-closing working capital adjustment. The components of discontinued operations included in the consolidated statements of income consisted of (in thousands):

Three Months Ended March 31, 2011
Revenues	$1,235
Costs and expenses:
Cost of services	623
Member relations and marketing	602
General and administrative	879
Depreciation and amortization	204

Loss from discontinued operations before provision for income taxes	(1,073)
Provision for income taxes	(367)

Loss from discontinued operations, net of provision for income taxes	$(706)

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$208,699	$—	$—	$133,429	$—	$—
Debt securities issued by the District of Columbia	10,418	—	—	10,516	—	—
Investments held through variable insurance products in a Rabbi Trust	—	15,026	—	—	13,985	—
Forward currency exchange contracts	—	472	—	—	34	—

Financial liabilities
Forward currency exchange contracts	$—	$46	$—	$—	$334	$—

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

Certain assets (i.e., goodwill, intangible assets) and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments were made in the three months ended March 31, 2012 and 2011, respectively.

Marketable Securities

The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	March 31, 2012
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington D.C. tax exempt bonds	$10,418	$10,196	$222	$—

	December 31, 2011
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington D.C. tax exempt bonds	$10,516	$10,226	$290	$—

The following table summarizes maturities of marketable securities (in thousands):

	March 31, 2012
	Fair Value	Amortized Cost
Less than one year	$3,748	$3,712
Matures in 1 to 5 years	6,670	6,484

Marketable securities	$10,418	$10,196

Note 6. Other Liabilities

Other liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred compensation	$10,157	$10,894
Lease incentives	30,454	29,999
Deferred rent benefit	26,897	25,862
Other	18,362	17,051

Total other liabilities	$85,870	$83,806

Note 7. Stockholders’ Equity and Share-Based Compensation

Share-Based Compensation

The Company granted 300,298 and 277,855 restricted stock units with a weighted-average fair value of $41.87 and $39.04 in the three months ended March 31, 2012 and 2011, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award. Included in the 2012 grant of restricted stock units are 32,834 performance-based share awards (“PSAs”) granted to the Company’s Corporate Leadership Team. The ultimate number of PSAs that will vest is based upon the achievement of specified levels of revenue and adjusted EBITDA during the three-year period ending December 31, 2014. Approximately 159,000 and 150,000 shares were issued relating to the vesting of restricted stock units and the exercise of stock options in the three months ended March 31, 2012 and 2011, respectively.

The Company recognized total share-based compensation costs of $2.0 million in each of the three months ended March 31, 2012 and 2011. At March 31, 2012, there was $27.3 million of total unrecognized share-based compensation cost.

Dividends

In February 2012, the Board of Directors declared a cash dividend of $0.175 per share for the first quarter of 2012 for stockholders of record on March 15, 2012. This dividend, totaling $5.8 million, was paid on March 30, 2012.

In April 2012, the Board of Directors declared a second quarter cash dividend of $0.175 per share. The dividend is payable on June 29, 2012 to stockholders of record at the close of business on June 15, 2012. The Company funds its dividend payments with cash on hand and cash generated from operations.

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

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value and changes in fair value measurements are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward contracts was $23.2 million at March 31, 2012.

The fair value of derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	March 31, 2012	December 31, 2011
Asset Derivatives
Prepaid expenses and other current assets	$472	$34

Liability Derivatives
Accounts payable and accrued liabilities	$46	$334

The pre-tax effect of the derivative instruments on the Company’s consolidated statements of income is as follows (in thousands):

Location of Loss Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2012
Cost of services	$6	Forward currency	$677
Member relations and marketing	6	Contracts
General & Administrative	2

Total	$14

Location of Loss Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2011
Cost of services	$215	Forward currency	$529
Member relations and marketing	186	Contracts
General & Administrative	88

Total	$489

Note 9. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items recorded in the period. The effective tax rate was 41.4% and 41.2% in the three months ended March 31, 2012 and 2011, respectively. The Company currently anticipates that its full-year 2012 tax rate will be approximately 41.0%, excluding the effects of unrealized currency translation gains and losses.

The Company made income tax payments of $0.6 million and $1.4 million in the three months ended March 31, 2012 and 2011, respectively.

Note 10. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Basic weighted average common shares outstanding	33,327	34,351
Effect of dilutive common shares outstanding	334	395

Diluted weighted average common shares outstanding	33,661	34,746

Approximately 1.5 million and 2.1 million shares in the three months ended March 31, 2012 and 2011, respectively, have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at March 31, 2012:

	Total	2012*	YE 2013	YE 2014	YE 2015	YE 2016	Thereafter
Operating lease obligations	$571,417	$27,922	$37,291	$36,978	$37,415	$38,052	$393,759
Sublease receipts	(292,052)	(10,521)	(14,311)	(13,795)	(16,612)	(17,028)	(219,785)

Total net lease obligations	$279,365	$17,401	$22,980	$23,183	$20,803	$21,024	$173,974

*	For the nine months ended December 31, 2012.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $3.0 million liability at March 31, 2012 and December 31, 2011, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

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

Executive Overview

In 2012, our efforts will remain focused on our four key operating priorities: create “must have” data and insights, build brand strength through member impact, globalize the business, and deliver innovative products and services. We maintain a strong balance sheet and the gains we experienced in 2011 for bookings, Contract Value, and revenues have positioned us to sustain growth and progress in 2012. We continue to focus on three opportunities for growth in our business. Our largest and most scalable opportunity is to grow relationships with existing customers. Our second is to add new member companies, including in key international markets and the middle market. Our third is to leverage the member platform to launch new products and services.

In the three months ended March 31, 2012, our teams made good overall progress securing important relationships and building pipelines for the rest of the year. Contract Value, which we define as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement, was $490.2 million at March 31, 2012, an increase of 10.3%, compared to $444.6 million at March 31, 2011, primarily as a result of increased sales to new members. Contract Value per member institution increased 1.5% at March 31, 2012 to $85,535 from $84,296 at March 31, 2011.

We believe that member-based operating metrics provide a useful view of the true economics, management, and growth trends in our business. Wallet retention rate, which we define as the total current year Contract Value from prior year members as a percentage of the total prior year Contract Value, was 99% at March 31, 2012 compared to 104% at March 31, 2011. This decrease is due to a one-time increase in the 2011 rate due to the integration of the Iconoculture acquisition offset by a decrease in pricing performance contributing less growth than in 2011. We believe that Wallet Retention Rate provides an integrated view of member buying activity as it reflects the cumulative year-over-year impact of renewals, cross sales, and pricing growth.

The year-over-year growth in revenues of $14.8 million includes the impact of the Baumgartner Partner GmbH (“Baumgartner”) and Valtera Corporation (“Valtera”) acquisitions and was partially offset by higher operating costs, including Baumgartner and Valtera, and additional investments in new products and market extensions to further enhance organic growth. Total costs and expenses were $103.3 million in the three months ended March 31, 2012, an increase of $8.6 million from the three months ended March 31, 2011.

Net income was $15.6 million, or $0.46 per diluted share, in the three months ended March 31, 2012 compared to $11.4 million, or $0.33 per diluted share, in the three months ended March 31, 2011. Income from continuing operations was $15.6 million, or $0.46 per diluted share, in the three months ended March 31, 2012 compared to $12.1 million, or $0.35 per diluted share, in the three months ended March 31, 2011. Adjusted net income was $15.8 million and non-GAAP diluted earnings per share was $0.47 in the three months ended March 31, 2012 compared to $12.1 million and $0.35 for the same period of 2011, respectively. Adjusted EBITDA and Adjusted EBITDA margin was $32.0 million and 24.9%, respectively, in the three months ended March 31, 2012 compared to $24.1 million and 21.2%, respectively, in the three months ended March 31, 2011.

Non-GAAP Financial Measures

This report includes financial measures of Adjusted EBITDA, Adjusted net income, and Non-GAAP diluted earnings per share, which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “Adjusted EBITDA” refers to a financial measure that we define as net income before loss from discontinued operations, net of provision for income taxes; interest income, net; depreciation and amortization; provision for income taxes; acquisition related costs; costs associated with exit activities; restructuring costs; and gain on acquisition. The term “Adjusted net income” refers to net income before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of acquisition related costs, costs associated with exit activities, restructuring costs, and gain on acquisition. “Non-GAAP diluted earnings per share” refers to diluted earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of acquisition related costs, costs associated with exit activities, restructuring costs, and gain on acquisition.

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

A reconciliation of these non-GAAP measures to the most nearly comparable GAAP financial measure is provided below (in thousands):

	Three Months Ended March 31,
	2012	2011
Adjusted EBITDA
Net income	$15,561	$11,354
Loss from discontinued operations, net of provision for income taxes	—	706

Income from continuing operations	15,561	12,060
Interest income, net	(77)	(314)
Depreciation and amortization	5,029	4,055
Provision for income taxes	10,994	8,322
Acquisition related costs	476	—

Adjusted EBITDA	$31,983	$24,123

Adjusted EBITDA margin	24.9%	21.2%

Adjusted net income
Net income	$15,561	$11,354
Loss from discontinued operations, net of provision for income taxes	—	706

Income from continuing operations	15,561	12,060
Acquisition related costs	279	—

Adjusted net income	$15,840	$12,060

Non-GAAP earnings per diluted share
Earnings per diluted share	$0.46	$0.33
Loss from discontinued operations, net of provision for income taxes	—	0.02

Earnings per diluted share from continuing operations	0.46	0.35
Acquisition related costs	0.01	—

Non-GAAP earnings per diluted share	$0.47	$0.35

Critical Accounting Policies

Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2011 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no changes to our critical accounting policies since that time.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

•

Member relations and marketing, which represents the costs of acquiring new members and the costs of account management, consisting of compensation, including sales incentives and share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our member relationship management software.

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Revenues increased 13.1% to $128.5 million in the three months ended March 31, 2012 from $113.6 million in the three months ended March 31, 2011. The increase of $14.9 million was primarily due to an increase in sales bookings to new and existing members throughout 2011 and approximately $2.0 million of revenues from the Baumgartner and Valtera acquisitions.

Costs and Expenses

Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related expenses, facilities costs, deferred compensation, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British Pound all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss these major components of costs and expenses on an aggregated basis below:

•

Compensation and related costs, including salaries, payroll taxes and benefits, increased $5.6 million in the three months ended March 31, 2012 to $52.0 million from $46.4 million in three months ended March 31, 2011. The increase was primarily due to headcount and salary increases, as well as the Baumgartner and Valtera acquisitions.

•

Variable compensation, consisting of sales commissions and annual bonuses, increased $0.8 million in the three months ended March 31, 2012 to $14.4 million from $13.6 million in three months ended March 31, 2011. The increase was primarily due to a $0.6 million increase in bonus expense. Additionally, sales commission expense increased $0.3 million as a result of increased bookings in 2011.

•	Share-based compensation costs were $2.0 million in each of the three months ended March 31, 2012 and 2011.

•

Third-party consulting increased $0.4 million in the three months ended March 31, 2012 to $4.6 million from $4.2 million in the three months ended March 31, 2011. The increase in the three months ended March 31, 2012 was primarily due to the use of consultants for member-facing technology development and the implementation of operating systems enhancements.

•	Travel and related expenses remained consistent at $5.8 million in each of the three months ended March 31, 2012 and 2011.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations decreased $0.7 million in the three months ended March 31, 2012 to $6.4 million from $7.1 million in the three months ended March 31, 2011. The decrease is primarily due to the sublease of approximately 331,000 square feet of our corporate headquarters to third parties offset by increased rent expense from lease assumed as part of the Valtera acquisition.

•

Deferred compensation costs included in operating expenses increased $0.6 million in the three months ended March 31, 2012 to $1.1 million of expense from $0.5 million of expense in the three months ended March 31, 2011. Variances related to deferred compensation are the result of changes in the value of investments in variable insurance products held in a Rabbi Trust. Operating expense variances resulting from changes in the fair value of deferred compensation costs are offset in Other income, net and have no impact on Net income or earnings per share.

•

Our operating expenses are impacted by currency fluctuations, primarily in the value of the British Pound compared to the US dollar. The value of the British Pound versus the US dollar was approximately $0.03 lower, on average, in the three months ended March 31, 2012 compared to the same period in 2011. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

•

In September 2011, we acquired 100% of the equity interests in Baumgartner. Our total costs and expenses, including compensation and related costs, increased $1.4 million in the three months ended March 31, 2012 compared to the same period in 2011 due to the acquisition.

•

In February 2012, we acquired 100% of the equity interests in Valtera. Our total costs and expenses, including compensation and related costs, increased $3.2 million in the three months ended March 31, 2012 compared to the same period in 2011 due to the acquisition.

Cost of services

Cost of services increased 9.8%, or $3.9 million, to $43.7 million in the three months ended March 31, 2012 from $39.8 million in the three months ended March 31, 2011. The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
Compensation and related	24,001	18.7%	21,726	19.1%
Variable compensation	4,531	3.5%	4,285	3.8%
Share-based compensation	629	0.5%	812	0.7%
Third-party consulting	2,578	2.0%	2,533	2.2%
Travel and related	2,460	1.9%	2,478	2.2%
Allocated facilities	2,586	2.0%	2,986	2.6%
Deferred compensation expense	453	0.4%	278	0.2%

In the three months ended March 31, 2012, the $2.3 million increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams and headcount obtained from the Baumgartner and Valtera acquisitions. The $0.4 million decrease in allocated facilities costs was primarily due to the sublease of a portion of our headquarters as discussed above.

Cost of services as a percentage of revenues was 34.0% and 35.0% in the three months ended March 31, 2012 and 2011, respectively. Cost of services as a percentage of revenues may fluctuate from year to year due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs, and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, Cost of services as a percentage of revenues may not be indicative of future operating results. However, because Cost of services includes both fixed and variable components in terms of both the amount and timing of expenses incurred, we have some flexibility to manage a portion of these expenses in light of changing market conditions.

Member relations and marketing

Member relations and marketing increased 9.3%, or $3.3 million, to $38.2 million in the three months ended March 31, 2012 from $34.9 million in the three months ended March 31, 2011. The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
Compensation and related	19,755	15.4%	17,164	15.1%
Variable compensation	8,137	6.3%	7,745	6.8%
Share-based compensation	372	0.3%	311	0.3%
Third-party consulting	706	0.5%	543	0.5%
Travel and related	2,882	2.2%	2,808	2.5%
Allocated facilities	2,906	2.3%	3,086	2.7%
Deferred compensation expense	422	0.3%	128	0.1%

In the three months ended March 31, 2012, the $2.6 million increase in compensation and related costs was primarily due to headcount increases relating to additional capacity and support for our sales teams. The $0.4 million increase in variable compensation was primarily due to higher bookings across 2011.

Member relations and marketing expense as a percentage of revenues was 29.7% and 30.8% in the three months ended March 31, 2012 and 2011, respectively.

General and administrative

General and administrative increased 3.2%, or $0.5 million, to $16.5 million in the three months ended March 31, 2012 from $16.0 million in the three months ended March 31, 2011. The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
Compensation and related	8,293	6.5%	7,488	6.6%
Variable compensation	1,775	1.4%	1,540	1.4%
Share-based compensation	923	0.7%	916	0.8%
Third-party consulting	1,296	1.0%	1,126	1.0%
Allocated facilities	912	0.7%	1,073	0.9%
Deferred compensation expense	178	0.1%	133	0.1%

The $0.8 million increase in compensation and related costs was primarily due to headcount increases and headcount obtained from the Baumgartner and Valtera acquisitions. In addition, acquisition related costs were $0.4 million in the three months ended March 31, 2012. The $0.2 million decrease in allocated facilities costs was primarily due to the sublease of a portion of our headquarters as discussed above. Additionally, there was a $0.6 million charge in the three months ended March 31, 2011 for the fair value of the Iconoculture contingent consideration and employee search costs decreased $0.4 million in the three months ended March 31, 2012 compared to the same period in 2011.

General and administrative expense as a percentage of revenues was 12.8% and 14.0% in the three months ended March 31, 2012 and 2011, respectively.

Depreciation and amortization

Depreciation and amortization increased 24.0%, or $0.9 million, to $5.0 million in the three months ended March 31, 2012 from $4.1 million in the three months ended March 31, 2011. The increase of $0.9 million was primarily due to a $0.5 million increase in amortization and an increase in depreciation related to 2011 fixed asset purchases and fixed assets acquired with Valtera.

Depreciation and amortization expense as a percentage of revenues was 3.9% in 2012 and 3.6% in 2011.

Other (expense) income, net

Other income, net decreased in the three months ended March 31, 2012 to $1.4 million from $1.5 million in the three months ended March 31, 2011. The table below details the components of other income, net:

	Three Months Ended March 31,
	2012	2011
Increase in fair value of deferred compensation plan assets	$1,146	$578
Foreign currency translation gain	180	695
Interest income, net	77	232
Other	7	—

Other income, net	$1,410	$1,505

Provision for income taxes.

We recorded a provision for income taxes of $11.0 million in the three months ended March 31, 2012 compared to $8.3 million in the three months ended March 31, 2011. The effective tax rate was 41.4% and 41.2% in the three months ended March 31, 2012 and 2011, respectively. The Company currently anticipates that is full-year 2012 tax rate will be approximately 41.0%, excluding the effects of unrealized currency translation gains and losses. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and nondeductible expenses. The tax expense or benefit for unusual items, or certain adjustments are treated as discrete items in the interim period in which the events occur.

Loss from discontinued operations, net of provision for income taxes

On December 30, 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million subject to a customary post-closing working capital adjustment. As a result, the operations of Toolbox.com have been classified as discontinued operations.

Liquidity and Capital Resources

Cash flows generated from operating activities have been our primary source of liquidity. We have a $100 million five-year senior unsecured, revolving credit facility (the “Credit Facility”) with certain lenders. The Credit Facility contains letter of credit and swing line loan sub-facilities and has a maturity date of March 16, 2016.

The Credit Facility is available for working capital and general corporate purposes. Under the terms of the Credit Facility, we have the right, from time to time, to increase the aggregate revolving commitments from $100 million up to a maximum $150 million, subject to certain limitations set forth in the Credit Facility. We have issued letters of credit under the Credit Facility in an aggregate amount of $6.4 million at March 31, 2012 and have otherwise not borrowed under the Credit Facility.

We had cash and cash equivalents and marketable securities of $219.1 million and $143.9 million at March 31, 2012 and December 31, 2011, respectively. We believe that existing cash and cash equivalents and marketable securities balances and operating cash flows will be sufficient to support operations, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. Also, we may make investments in, or acquisitions of, complementary businesses, which could require us to borrow under the Credit Facility as an additional source of liquidity for permitted acquisitions or seek additional financing, which may not be available on acceptable terms or at all.

In September 2011, we completed the acquisition of Baumgartner. We acquired 100% of the equity interests of Baumgartner for an initial cash payment of approximately $6.4 million less cash acquired of $1.0 million. We will be required to pay up to an additional $1.5 million at various times prior to September 30, 2013.

In February 2012, we completed the acquisition of Valtera. We acquired 100% of the equity interests of Valtera for an initial cash payment of $22.4 million less cash acquired of $1.9 million.

Cash flows from operating activities

Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $102.1 million and $85.0 million in the three months ended March 31, 2012 and 2011, respectively. The increase in cash flows from operations was primarily due to increased cash collections from the year over year bookings growth as well as the timing of paying certain expenses.

We made income tax payments of $0.6 million and $1.4 million in the three months ended March 31, 2012 and 2011, respectively and expect to continue making tax payments in future periods. We expect cash income tax payments in 2012 to benefit from the overpayment of 2011 taxes as a result of the deductions associated with the sale of Toolbox.com.

Cash flows from investing activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $22.1 million and $2.8 million in the three months ended March 31, 2012 and 2011, respectively. We used $1.1 million for capital expenditures, primarily on technology infrastructure and new product platforms in the three months ended March 31, 2012. Additionally, we utilized $21.0 million for acquisitions of businesses, primarily related to Valtera, which included an initial payment of $20.5 million, which is net of cash acquired totaling $1.9 million. We used $2.6 million for capital expenditures, primarily on technology infrastructure, in the three months ended March 31, 2011.

We estimate that capital expenditures to support our infrastructure will be between $12.0 million and $15.0 million in 2012.

Cash flows from financing activities

Net cash flows used in financing activities were $5.2 million and $4.7 million in the three months ended March 31, 2012 and 2011, respectively. The $0.5 million increase in cash flows used in financing activities is primarily the result of the increase in our quarterly dividend from $0.15 per share in the first quarter of 2011 to $0.175 per share in the first quarter of 2012. Additionally, we withheld $1.6 million and $1.8 million in shares in the three months ended March 31, 2012 and 2011, respectively, to satisfy the minimum statutory employee tax withholding requirements for vested restricted stock units. We also received $0.8 million from the exercise of share-based awards in each of the three months ended March 31, 2012 and 2011. We recorded a $1.3 million excess tax benefit in the three months ended March 31, 2012 compared to $1.4 million in the three months ended March 31, 2011.

Commitments and contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had a liability of $3.0 million at March 31, 2012 and December 31, 2011, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual obligations

There have been no material changes to the contractual obligations table as disclosed in our 2011 Annual Report on Form 10-K other than operating lease obligations incurred as a result of our acquisition of Valtera. See Note 11 to the condensed consolidated financial statements for the updated future minimum rental payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

At March 31, 2012 and December 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, our potential failure to adapt to member needs and demands, our potential inability to attract and retain a significant number of highly skilled employees, risks associated with the results of restructuring plans, fluctuations in operating results, our potential inability to protect our intellectual property, our potential exposure to loss of revenues resulting from our unconditional service guarantee, exposure to litigation related to our content, various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets, changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, our potential inability to make, integrate and maintain acquisitions and investments, and the amount and timing of the benefits expected from acquisitions and investments, our potential inability to implement, maintain, upgrade and effectively operate our technology and information infrastructure, our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations, our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of the Company’s 2011 Annual Report on Form 10-K, as filed with the SEC on February 29, 2012, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item  7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2012 to the information included in “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
January 1, 2012 to January 31, 2012	3,937	$36.37	—	$28,063,156
February 1, 2012 to February 29, 2012	492	$39.39	—	$28,063,156
March 1, 2012 to March 31, 2012	32,497	$43.29	—	$28,063,156

Total	36,926	$42.50	—

(1)	Represents shares of common stock surrendered by employees to the Company in January, February and March 2012, respectively, to satisfy minimum statutory employee tax withholding obligations.
(2)	Reflects remaining authorization under the $50 million stock repurchase program approved by the Board of Directors in August 2011.

Repurchases may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: May 9, 2012	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012