Form 10-Q
period 2012-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2012-08-09
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The Company had 33,533,265 shares of common stock, par value $0.01 per share, outstanding at August 7, 2012.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,718	$133,429
Marketable securities	6,165	3,794
Membership fees receivable, net	111,514	154,255
Deferred income taxes, net	18,373	17,844
Deferred incentive compensation	20,170	17,330
Prepaid expenses and other current assets	15,990	21,624

Total current assets	350,930	348,276
Deferred income taxes, net	16,234	20,490
Marketable securities	2,940	6,722
Property and equipment, net	83,742	80,981
Goodwill	40,010	29,492
Intangible assets, net	19,451	13,581
Other non-current assets	36,630	34,150

Total assets	$549,937	$533,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$39,745	$46,067
Accrued incentive compensation	28,078	37,884
Deferred revenues	293,917	284,935

Total current liabilities	361,740	368,886
Deferred income taxes	1,306	1,436
Other liabilities	88,325	83,806

Total liabilities	451,371	454,128
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 44,167,252 and 43,857,020 shares issued, and 33,533,265 and 33,302,495 shares outstanding at June 30, 2012 and December 31, 2011, respectively	442	439
Additional paid-in capital	422,094	418,318
Retained earnings	350,889	332,258
Accumulated elements of other comprehensive income	704	778
Treasury stock, at cost, 10,633,987 and 10,554,525 shares at June 30, 2012 and December 31, 2011, respectively	(675,563)	(672,229)

Total stockholders’ equity	98,566	79,564

Total liabilities and stockholders’ equity	$549,937	$533,692

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$135,718	$117,482	$264,185	$231,105
Costs and expenses:
Cost of services	47,372	43,132	90,979	82,919
Member relations and marketing	38,615	35,281	76,741	70,225
General and administrative	16,040	15,978	32,124	31,939
Acquisition related costs	2,253	—	2,729	—
Depreciation and amortization	5,935	4,383	10,964	8,437

Total costs and expenses	110,215	98,774	213,537	193,520
Income from operations	25,503	18,708	50,648	37,585
Other (expense) income, net	(745)	323	665	1,828

Income from continuing operations before provision for income taxes	24,758	19,031	51,313	39,413
Provision for income taxes	9,993	8,075	20,987	16,397

Income from continuing operations	14,765	10,956	30,326	23,016
Loss from discontinued operations, net of provision for income taxes	—	(612)	—	(1,318)

Net income	$14,765	$10,344	$30,326	$21,698

Basic earnings (loss) per share	$0.44	$0.30	$0.91	$0.63
Continuing operations	$0.44	$0.32	$0.91	$0.67
Discontinued operations	$—	$(0.02)	$—	$(0.04)
Diluted earnings (loss) per share	$0.44	$0.30	$0.90	$0.62
Continuing operations	$0.44	$0.31	$0.90	$0.66
Discontinued operations	$—	$(0.02)	$—	$(0.04)
Weighted average shares outstanding:
Basic	33,502	34,516	33,416	34,435
Diluted	33,718	34,851	33,713	34,805
Dividends per share	$0.175	$0.15	$0.35	$0.30

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$14,765	$10,344	$30,326	$21,698
Other comprehensive income (loss):
Currency translation adjustment	(382)	4	(122)	8
Foreign currency hedge, net of tax	(254)	(135)	142	(110)
Change in unrealized gains on available-for-sale marketable securities, net of tax	(52)	(68)	(94)	(148)

Comprehensive income	$14,077	$10,145	$30,252	$21,448

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$30,326	$21,698
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,964	8,846
Deferred income taxes	2,032	3,176
Share-based compensation	4,236	4,159
Excess tax benefits from share-based compensation arrangements	(1,938)	(1,821)
Foreign currency translation loss (gain)	216	(746)
Amortization of marketable securities premiums, net	56	130
Changes in operating assets and liabilities:
Membership fees receivable, net	44,293	53,545
Deferred incentive compensation	(2,814)	(446)
Prepaid expenses and other current assets	6,051	(8,020)
Other non-current assets	(2,286)	(1,880)
Accounts payable and accrued liabilities	(9,568)	(17,219)
Accrued incentive compensation	(9,855)	(18,955)
Deferred revenues	8,980	8,934
Other liabilities	2,818	2,902

Net cash flows provided by operating activities	83,511	54,303
Cash flows from investing activities:
Purchases of property and equipment	(6,161)	(4,583)
Acquisition of business, net of cash acquired	(20,982)	—
Cost method investment	—	(150)
Maturities of marketable securities	1,200	5,780

Net cash flows (used in) provided by investing activities	(25,943)	1,047
Cash flows from financing activities:
Proceeds from the exercise of common stock options	807	1,587
Proceeds from the issuance of common stock under the employee stock purchase plan	293	232
Excess tax benefits from share-based compensation arrangements	1,938	1,821
Acquisition of business, contingent consideration	—	(3,655)
Credit facility issuance costs	(200)	(542)
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(3,334)	(2,721)
Payment of dividends	(11,696)	(10,314)

Net cash flows used in financing activities	(12,192)	(13,592)
Effect of exchange rates on cash	(87)	521

Net increase in cash and cash equivalents	45,289	42,279
Cash and cash equivalents, beginning of period	133,429	102,498

Cash and cash equivalents, end of period	$178,718	$144,777

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

The Corporate Executive Board Company (the “Company”) provides essential information by analyzing and disseminating the most successful practices from its global network of members. The Company drives corporate performance through a network of executives and business professionals by providing actionable insights, analytical tools, and advisory support to quickly and confidently focus efforts on what executives and their teams need to know, and do, next. The Company provides its members with the authoritative and timely decision support they need to elevate company performance and excel in their careers. For an annual fee, members of each program and service have access to an integrated set of products and services, including best practices studies, executive education, customized analysis, proprietary databases and decision support tools. On July 2, 2012, the Company acquired SHL Group Holdings I and its subsidiaries (together “SHL Group”), a global leader in cloud-based talent measurement and management solutions headquartered in the United Kingdom. See Note 12.

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

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2011 has been derived from the financial statements that were audited by the Company’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ended December 31, 2012 or any other period within 2012.

Note 2. Recent Accounting Pronouncements

Recently Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it modifies Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to expand existing disclosure requirements for fair value measurements and makes other amendments. The Company adopted ASU 2011-04 on January 1, 2012 and such adoption did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC Topic 220, “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 on January 1, 2012 and has presented consolidated net income and consolidated comprehensive income in two separate, but consecutive, statements.

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment.” This ASU allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The Company adopted ASU 2011-08 on January 1, 2012 and such adoption did not have a material impact on the consolidated financial statements.

Note 3. Acquisitions

On February 3, 2012, the Company completed the acquisition of Valtera Corporation (“Valtera”), a global talent management company that provides tools and services to assist organizations in hiring, engaging, and developing talent. The Company acquired 100% of the equity interests for an initial cash payment of $22.4 million less cash acquired of $1.9 million. The initial cash payment included $4.7 million which was placed in escrow and will be held until March 15, 2013 at which point the funds will be released to the sellers. The Company allocated $8.8 million to intangible assets with a weighted average amortization period of 6 years and $10.5 million to goodwill. The results of operations of Valtera have been consolidated with those of the Company from the date of the acquisition and are not considered material to the Company’s condensed consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

Note 4. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of Toolbox.com for $2.1 million subject to a customary post-closing working capital adjustment. The components of discontinued operations included in the consolidated statements of income consisted of (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$1,733	$2,968
Costs and expenses:
Cost of services	763	1,387
Member relations and marketing	761	1,363
General and administrative	932	1,811
Depreciation and amortization	207	410

Loss from discontinued operations before provision for income taxes	(930)	(2,003)
Provision for income taxes	(318)	(685)

Loss from discontinued operations, net of provision for income taxes	$(612)	$(1,318)

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$178,718	$—	$—	$133,429	$—	$—
Debt securities issued by the District of Columbia	9,105	—	—	10,516	—	—
Investments held through variable insurance products in a Rabbi Trust	—	14,500	—	—	13,985	—
Forward currency exchange contracts	—	69	—	—	34	—

Financial liabilities
Forward currency exchange contracts	$—	$82	$—	$—	$334	$—

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

Certain assets (i.e., goodwill, intangible assets) and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments were made in the three and six months ended June 30, 2012 and 2011, respectively.

Marketable Securities

The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	June 30, 2012
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington D.C. tax exempt bonds	$9,105	$8,970	$135	$—

	December 31, 2011
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington D.C. tax exempt bonds	$10,516	$10,226	$290	$—

The following table summarizes maturities of marketable securities (in thousands):

	June 30, 2012
	Fair Value	Amortized Cost
Less than one year	$6,165	$6,040
Matures in 1 to 5 years	2,940	2,930

Marketable securities	$9,105	$8,970

Note 6. Other Liabilities

Other liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Deferred compensation	$11,417	$10,894
Lease incentives	29,907	29,999
Deferred rent benefit	27,487	25,862
Other	19,514	17,051

Total other liabilities	$88,325	$83,806

Note 7. Stockholders’ Equity and Share-Based Compensation

Share-Based Compensation

The Company granted 300,298 and 286,783 restricted stock units with a weighted-average fair value of $41.87 and $39.02 in the six months ended June 30, 2012 and 2011, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award. Included in the 2012 grant of restricted stock units are 32,834 performance-based share awards (“PSAs”) granted to the Company’s corporate leadership team. The ultimate number of PSAs that will vest is based upon the achievement of specified levels of revenue and adjusted EBITDA during the three-year period ending December 31, 2014.

Approximately 63,000 and 222,000 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three and six months ended June 30, 2012, respectively. Approximately 78,000 and 216,000 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three and six months ended June 30, 2011, respectively.

The Company recognized total share-based compensation costs of $2.3 million and $2.2 million in the three months ended June 30, 2012 and 2011, respectively, and $4.2 million and $4.2 million in the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was $24.4 million of total unrecognized share-based compensation cost.

Dividends

In May 2012, the Board of Directors declared a cash dividend of $0.175 per share for the second quarter of 2012 for stockholders of record on June 15, 2012. This dividend, totaling $5.8 million, was paid on June 29, 2012.

In August 2012, the Board of Directors declared a third quarter cash dividend of $0.175 per share. The dividend is payable on September 28, 2012 to stockholders of record at the close of business on September 14, 2012. The Company funds its dividend payments with cash on hand and cash generated from operations.

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

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value and changes in fair value measurements are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward contracts was $13.0 million at June 30, 2012.

The fair value of derivative instruments, which are designated as hedging instruments, on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	June 30, 2012	December 31, 2011
Asset Derivatives
Prepaid expenses and other current assets	$69	$34

Liability Derivatives
Accounts payable and accrued liabilities	$82	$334

The pre-tax effect of the derivative instruments on the Company’s condensed consolidated statements of income is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Forward currency contracts	$(337)	$(11)	$340	$518

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of services	$39	$97	$45	$312
Member relations and marketing	32	79	38	265
General and administrative	16	39	18	127

	$87	$215	$101	$704

Note 9. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items recorded in the period. The effective tax rate was 40.4% and 40.9% in the three and six months ended June 30, 2012, respectively. The Company currently anticipates that its 2012 tax rate will be approximately 41.0%, excluding the effects of unrealized currency translation gains and losses. The effective tax rate was 42.4% and 41.6% in the three and six months ended June 30, 2011, respectively.

The Company made income tax payments of $10.8 million and $19.1 million in the three months ended June 30, 2012 and 2011, respectively, and $11.4 million and $20.5 million in the six months ended June 30, 2012 and 2011, respectively.

The Internal Revenue Service (“IRS”) recently commenced an examination of the Company’s U.S. income tax returns for 2008 through 2010 in the second quarter of 2012.

Note 10. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	33,502	34,516	33,416	34,435
Dilutive effect of common shares outstanding	216	335	297	370

Diluted weighted average common shares outstanding	33,718	34,851	33,713	34,805

Approximately 1.4 million and 1.3 million shares in the three months ended June 30, 2012 and 2011, respectively, and approximately 1.3 million and 1.9 million shares in the six months ended June 30, 2012 and 2011, respectively, have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. All of these shares were related to share-based compensation awards.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at June 30, 2012:

	Total	2012*	YE 2013	YE 2014	YE 2015	YE 2016	Thereafter
Operating lease obligations	$561,581	$18,603	$37,168	$36,893	$37,334	$37,971	$393,612
Sublease receipts	(288,566)	(7,036)	(14,310)	(13,794)	(16,612)	(17,028)	(219,786)

Total net lease obligations	$273,015	$11,567	$22,858	$23,099	$20,722	$20,943	$173,826

*	For the six months ended December 31, 2012.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $3.3 million and $3.0 million liability at June 30, 2012 and December 31, 2011, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Note 12. Subsequent Events

On July 2, 2012, the Company and its wholly owned subsidiary, The Corporate Executive Board Company (UK) Limited (“CEB UK”) entered into a sale and purchase agreement (the “Sale and Purchase Agreement”), pursuant to which CEB UK would acquire the entire issued share capital of the SHL Group from funds managed by HG Capital (“Hg Capital”) and Veronis Suhler Stevenson (“VSS”), as well as shares held by members of management and other investors (together the “Sellers”) for an enterprise value of $660 million (the “Gross Purchase Price”). The Gross Purchase Price is subject to adjustment as provided in the Sale and Purchase Agreement.

In addition, on July 2, 2012, the Company, together with certain of its subsidiaries acting as guarantors, entered into a senior secured credit agreement, with Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, the lenders party thereto from time to time, and Barclays Bank, PLC, as Syndication Agent in connection with the execution of the Sale and Purchase Agreement, which was amended on July 18, 2012, and again on August 1, 2012 (as amended, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan A in an aggregate principal amount of $275 million (the “Term A Loan Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term B Loan Facility” and together with the Term A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility”, and together with the Term A Loan Facility and the Term B Loan Facility, the “Senior Secured Credit Facilities”).

On August 2, 2012, the Company and CEB UK completed the acquisition in accordance with the terms and conditions of the Sale and Purchase Agreement. In connection with the closing of the acquisition, the full amounts of the Term A Loan Facility and the Term B Loan Facility were drawn with an additional $30 million drawn under the Revolving Credit Facility. Along with the net proceeds of the Senior Secured Credit Facilities, approximately $121 million of the Company’s available cash on hand was used to fund the Gross Purchase Price. A portion of the Gross Purchase Price was used to repay the SHL Group’s outstanding bank debt and the balance (after reduction for certain expenses and costs set forth in the Sale and Purchase Agreement and the assumption of certain liabilities of the SHL Group that were assumed in the acquisition) was paid to the Sellers in exchange for the shares they owned in the SHL Group and to repay outstanding loans made to the SHL Group by certain of the Sellers. Upon completion of the acquisition, the SHL Group became a wholly-owned indirect subsidiary of the Company.

In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the credit agreement the Company entered on March 16, 2011 ( the “Prior Credit Facility”), which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. Upon termination of the Prior Credit Facility, all of the commitments (including the previous letters of credit) under it were released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our 2011 Annual Report on Form 10-K and the consolidated financial statements and related notes included therein. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-looking statements.”

Executive Overview

In 2012, our efforts for the historical CEB business will remain focused on our four key operating priorities: create “must have” data and insights, build brand strength through member impact, globalize the business, and deliver innovative products and services. We maintain a strong balance sheet and the gains we experienced in 2011 for bookings, Contract Value, and revenues have positioned us to sustain growth and progress in 2012. We continue to focus on three opportunities for growth in our business. Our largest and most scalable opportunity is to grow relationships with existing customers. Our second is to add new member companies, including in key international markets and the middle market. Our third is to leverage the member platform to launch new products and services.

Subsequent to the end of the quarter, we acquired SHL Group Holdings I and its subsidiaries (together “SHL Group”), a global leader in cloud-based talent measurement and management solutions for an enterprise value of $660 million. In light of the SHL Group acquisition, future results may not be comparable to historical results.

In the six months ended June 30, 2012, our teams established a solid foundation and delivered solid returns. Contract Value, which we define as the aggregate annualized revenues attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement, was $512.7 million at June 30, 2012, an increase of 12.2%, compared to $456.8 million at June 30, 2011, primarily as a result of attributable to an increase in organic sales bookings in our large corporate market and middle markets. The acquisitions of Valtera Corporation (“Valtera”) and Baumgartner Partner GmbH (“Baumgartner”) accounted for approximately $5.7 million and $0.7 million of the increase in Contract Value, respectively. Contract Value per member institution increased 2.1% at June 30, 2012 to $86,756 from $84,942 at June 30, 2011.

The growth in revenues of $18.2 million and $33.1 million in the three and six months ended June 30, 2012, respectively, includes the impact of the Baumgartner and Valtera acquisitions. Total costs and expenses were $110.2 million in the three months ended June 30, 2012, an increase of $11.4 million from the three months ended June 30, 2011. Higher operating costs are attributed to the Baumgartner and Valtera acquisitions and additional investments in new products and market extensions to further enhance organic growth. Total costs and expenses were $213.5 million in the six months ended June 30, 2012, an increase of $20.0 million from the six months ended June 30, 2011.

Net income and income from continuing operations was $14.8 million, or $0.44 per diluted share, in the three months ended June 30, 2012 compared to net income of $10.3 million, or $0.30 per diluted share and income from continuing operations of $11.0 million, or $0.31 per diluted share, in the three months ended June 30, 2011. Adjusted net income was $16.1 million and non-GAAP diluted earnings per share was $0.48 in the three months ended June 30, 2012 compared to $11.0 million and $0.31 for the same period of 2011, respectively. Adjusted EBITDA and Adjusted EBITDA margin was $32.9 million and 24.2%, respectively, in the three months ended June 30, 2012 compared to $23.3 million and 19.8%, respectively, in the three months ended June 30, 2011. Adjusted net income, Adjusted EBITDA, Adjusted EBITDA margin and non-GAAP diluted earnings per share are reconciled to their respective GAAP counterpart in the Non-GAAP Measures section below.

Net income and income from continuing operations was $30.3 million, or $0.90 per diluted share, in the six months ended June 30, 2012 compared to net income of $21.7 million, or $0.62 per diluted share and income from continuing operations of $23.0 million, or $0.66 per diluted share, in the six months ended June 30, 2011. Adjusted net income was $31.9 million and non-GAAP diluted earnings per share was $0.95 in the six months ended June 30, 2012 compared to $23.0 million and $0.66 for the same period of 2011, respectively. Adjusted EBITDA and Adjusted EBITDA margin was $64.9 million and 24.6%, respectively, in the six months ended June 30, 2012 compared to $47.4 million and 20.5%, respectively, in the six months ended June 30, 2011.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes a discussion of Adjusted EBITDA, Adjusted EBIDTA margin, Adjusted net income, and Non-GAAP diluted earnings per share, which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The term “Adjusted EBITDA” refers to a financial measure that we define as net income before loss from discontinued operations, net of provision for income taxes; interest income, net; depreciation and amortization; provision for income taxes; acquisition related costs; costs associated with exit activities; restructuring costs; and gain on acquisition. The term “Adjusted net income” refers to net income before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of acquisition related costs, costs associated with exit activities, restructuring costs, and gain on acquisition. “Non-GAAP diluted earnings per share” refers to diluted earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of acquisition related costs, costs associated with exit activities, restructuring costs, and gain on acquisition. Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenues.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP financial measure is provided below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA
Net income	$14,765	$10,344	$30,326	$21,698
Loss from discontinued operations, net of provision for income taxes	—	612	—	1,318

Income from continuing operations	14,765	10,956	30,326	23,016
Interest income, net	(58)	(149)	(135)	(463)
Depreciation and amortization	5,935	4,383	10,964	8,437
Provision for income taxes	9,993	8,075	20,987	16,397
Acquisition related costs (1)	2,253	—	2,729	—

Adjusted EBITDA	$32,888	$23,265	$64,871	$47,387

Adjusted EBITDA margin	24.2%	19.8%	24.6%	20.5%

Adjusted net income
Net income	$14,765	$10,344	$30,326	$21,698
Loss from discontinued operations, net of provision for income taxes	—	612	—	1,318

Income from continuing operations	14,765	10,956	30,326	23,016
Acquisition related costs, net of tax of $910 and $1,107, respectively (2)	1,343	—	1,622	—

Adjusted net income	$16,108	$10,956	$31,948	$23,016

Non-GAAP earnings per diluted share
Earnings per diluted share	$0.44	$0.30	$0.90	$0.62
Loss from discontinued operations, net of provision for income taxes	—	0.02	—	0.04

Earnings per diluted share from continuing operations	0.44	0.31	0.90	0.66
Acquisition related costs (2)	0.04	—	0.05	—

Non-GAAP earnings per diluted share	$0.48	$0.31	$0.95	$0.66

(1)	Amounts represent costs incurred by the Company in connection with its acquisitions, substantially all of which relates to the pending acquisition of SHL.
(2)	Adjustment reflects the net amount of the estimated tax effects based on the effective tax rate for income from continuing operations for the applicable period.

Critical Accounting Policies

Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2011 Annual Report on Form 10-K under the heading “Critical Accounting Policies and Estimates”, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no changes to our critical accounting policies since that time.

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

•	Acquisition related costs, which represents costs incurred in connection with acquisitions, substantially all of which relate to the acquisition of the SHL Group.

•

Depreciation and amortization, consisting of depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and website development costs and the amortization of intangible assets.

Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

Contract Value and Other Operating Data

	June 30,
	2012	2011
Contract Value (in thousands)	$512,660	$456,814
Member institutions	5,909	5,378
Contract Value per member institution	$86,756	$84,942
Wallet retention rate	100%	103%

Contract Value increased 12.2% to $512.7 million at June 30, 2012 from $456.8 million at June 30, 2011. The year over year increase is primarily attributable to an increase in organic sales bookings in our large corporate market and middle markets. Contract Value also benefited from our acquisitions of Baumgartner and Valtera in the aggregate amount of $6.4 million. Wallet retention rate, which we define as the total current year Contract Value from prior year members as a percentage of the total prior year Contract Value, was 100% at June 30, 2012 compared to 103% at June 30, 2011. This decrease is primarily due to a one-time increase in the 2011 rate resulting from the integration of the Iconoculture acquisition. We believe that Wallet Retention Rate provides an integrated view of member buying activity as it reflects the cumulative year-over-year impact of renewals, cross sales, and pricing growth.

Revenues

Revenues increased 15.5% to $135.7 million in the three months ended June 30, 2012 from $117.5 million in the three months ended June 30, 2011. Revenues increased 14.3% to $264.2 million in the six months ended June 30, 2012 from $231.1 million in the six months ended June 30, 2011.

The increase of $18.2 million in the three months ended June 30, 2012, was primarily due to an increase in sales bookings to new and existing members throughout 2011 and the first quarter of 2012 and approximately $5.1 million of revenues from the Baumgartner and Valtera acquisitions.

The increase of $33.1 million in the six months ended June 30, 2012, was primarily due to an increase in sales bookings to new and existing members throughout 2011 and the first half of 2012 and approximately $7.1 million of revenues from the Baumgartner and Valtera acquisitions.

Costs and Expenses

Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related expenses, facilities costs, deferred compensation, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British Pound all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss these major components of costs and expenses on an aggregated basis below:

•

Compensation and related costs, including salaries, payroll taxes and benefits, increased $5.6 million in the three months ended June 30, 2012 to $55.6 million from $50.0 million in three months ended June 30, 2011. Compensation and related costs increased $11.9 million in the six months ended June 30, 2012 to $108.3 million from $96.4 million in the six months ended June 30, 2011. These increases were primarily due to headcount and salary increases, as well as the addition of employees from the Baumgartner and Valtera acquisitions.

•

Variable compensation, consisting of sales commissions and annual bonuses, increased $3.1 million in the three months ended June 30, 2012 to $15.2 million from $12.1 million in three months ended June 30, 2011. The increase was primarily due to a $2.2 million increase in bonus expense due to higher headcount and improved financial performance. Additionally, sales commission expense increased $0.8 million. Variable compensation increased $3.9 million in the six months ended June 30, 2012 to $29.6 million from $25.7 million in the six months ended June 30, 2011. The increase was primarily due to a $2.7 million increase in bonus expense. Additionally, sales commission expense increased $1.2 million. The increases in sales incentives were the result of an increase in sales bookings and estimated incentive rates.

•

Share-based compensation costs increased $0.1 million in the three months ended June 30, 2012 to $2.3 million from $2.2 million in the three months ended June 30, 2011. Share-based compensation costs were $4.2 million in each of the six months ended June 30, 2012 and 2011.

•

Third-party consulting expenses decreased $1.0 million in the three months ended June 30, 2012 to $5.0 million from $6.0 million in the three months ended June 30, 2011. Third-party consulting expenses decreased $0.5 million in the six months ended June 30, 2012 to $9.7 million from $10.2 million in the six months ended June 30, 2011. The decrease in the three months and six months ended June 30, 2012 was primarily due to decreases in the use of consultants for member-facing and IT services.

•

Travel and related expenses increased $0.2 million in the three months ended June 30, 2012 to $6.0 million from $5.8 million in the three months ended June 30, 2011. Travel and related expenses increased $0.5 million in the six months ended June 30, 2012 to $12.0 million from $11.5 million in the three months ended June 30, 2011.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations increased $0.2 million in the three months ended June 30, 2012 to $6.8 million from $6.6 million in the three months ended June 30, 2011. Allocated facilities costs decreased $0.5 million in the six months ended June 30, 2012 to $13.2 million from $13.7 million in the six months ended June 30, 2011. The decrease in the six months ended June 30, 2012 was primarily due to the expansion of the sublease of our corporate headquarters in the second quarter of 2011 from 172,000 square feet to approximately 331,000 square feet.

•

Deferred compensation costs included in operating expenses decreased $0.4 million to a benefit of $0.4 million in the three months ended June 30, 2012 compared to the same period of 2011. Deferred compensation costs increased $0.1 million in the six months ended June 30, 2012 to $0.7 million of expense from $0.6 million of expense in the six months ended June 30, 2011. Variances related to deferred compensation were the result of changes in the value of investments held through variable insurance products in a Rabbi Trust. Operating expense variances resulting from changes in the fair value of deferred compensation costs are offset in Other (expense) income, net and have no impact on Net income or earnings per share.

•

Our operating expenses are impacted by currency fluctuations, primarily in the value of the British Pound compared to the US dollar. The value of the British Pound versus the US dollar was approximately $0.05 and $0.04 lower, on average, in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

•

In September 2011, we acquired 100% of the equity interests in Baumgartner. As a result of this acquisition, our total costs and expenses, including compensation and related costs, increased $1.4 million and $2.8 million in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

•

In February 2012, we acquired 100% of the equity interests in Valtera. As a result of this acquisition, our total costs and expenses, including compensation and related costs, increased $4.5 million and $7.7 million in the three and six months ended June 30, 2012, respectively, compared to the same period in 2011.

Cost of services

Cost of services increased 9.8%, or $4.2 million, to $47.4 million in the three months ended June 30, 2012 from $43.1 million in the three months ended June 30, 2011. Cost of services increased 9.7%, or $8.1 million, to $91.0 million in the six months ended June 30, 2012 from $82.9 million in the six months ended June 30, 2011. The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	2012	% of Revenues	2011	% of Revenues
Compensation and related	$26,667	19.6%	$23,877	20.3%	$51,266	19.4%	$45,591	19.7%
Variable compensation	4,742	3.5%	3,301	2.8%	9,230	3.5%	7,586	3.3%
Share-based compensation	895	0.7%	811	0.7%	1,570	0.6%	1,622	0.7%
Third-party consulting	3,208	2.4%	3,553	3.0%	5,781	2.2%	6,003	2.6%
Travel and related	2,924	2.2%	2,667	2.3%	5,497	2.1%	5,134	2.2%
Allocated facilities	2,851	2.1%	2,620	2.2%	5,495	2.1%	5,606	2.4%
Deferred compensation (benefit)/expense	(151)	(0.1%)	18	0.0%	303	0.1%	296	0.1%

In the three months ended June 30, 2012, the $2.8 million increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams and headcount obtained from the Baumgartner and Valtera acquisitions. The $1.4 million increase in variable compensation is due to an increase in the estimated annual bonus payouts for 2012 compared to 2011 which is primarily the result of headcount increases and improved financial performance.

In the six months ended June 30, 2012, the $5.7 million increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams and headcount obtained from the Baumgartner and Valtera acquisitions. The $1.6 million increase in variable compensation is due to an increase in the estimated annual bonus payouts for 2012 compared to 2011 which is primarily the result of headcount increases. The $0.1 million decrease in allocated facilities costs was primarily due to the sublease of a portion of our headquarters as discussed above.

Cost of services as a percentage of revenues was 34.9% and 34.4% in the three and six months ended June 30, 2012, respectively compared to 36.7% and 35.9% in the three and six months ended June 30, 2011, respectively. Cost of services as a percentage of revenues may fluctuate from year to year due to the timing of the completion and delivery of best practices research studies, the timing of executive education seminars, the introduction of new membership programs, and the fixed nature of a portion of the production costs of best practices research studies, as these costs are not significantly affected by growth in the number of membership subscriptions. Accordingly, Cost of services as a percentage of revenues may not be indicative of future operating results. However, because Cost of services includes both fixed and variable components in terms of both the amount and timing of expenses incurred, we have some flexibility to manage a portion of these expenses in light of changing market conditions.

Member relations and marketing

Member relations and marketing increased 9.4%, or $3.3 million, to $38.6 million in the three months ended June 30, 2012 from $35.3 million in the three months ended June 30, 2011. Member relations and marketing increased 9.3%, or $6.5 million, to $76.7 million in the six months ended June 30, 2012 from $70.2 million in the six months ended June 30, 2011. The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	2012	% of Revenues	2011	% of Revenues
Compensation and related	$19,942	14.7%	$18,203	15.5%	$39,690	15.0%	$35,355	15.3%
Variable compensation	8,758	6.5%	7,710	6.6%	16,895	6.4%	15,456	6.7%
Share-based compensation	476	0.4%	387	0.3%	848	0.3%	698	0.3%
Third-party consulting	741	0.5%	405	0.3%	1,385	0.5%	862	0.4%
Travel and related	2,735	2.0%	2,637	2.2%	5,611	2.1%	5,432	2.4%
Allocated facilities	2,939	2.2%	3,008	2.6%	5,845	2.2%	6,094	2.6%
Deferred compensation (benefit) / expense	(140)	(0.1%)	8	0.0%	282	0.1%	137	0.1%

In the three months ended June 30, 2012, the $1.7 million increase in compensation and related costs was primarily due to headcount increases relating to additional capacity and support for our sales teams. The increase in variable compensation of $1.0 million is the result of an increase in sales bookings and estimated incentive rates.

In the six months ended June 30, 2012, the $4.3 million increase in compensation and related costs was primarily due to headcount increases relating to additional capacity and support for our sales teams and headcount obtained from the acquisitions of Baumgartner and Valtera. The increase in sales incentives of $1.4 million is the result of an increase in sales bookings and estimated incentive rates.

Member relations and marketing expense as a percentage of revenues was 28.5% and 29.0% in the three and six months ended June 30, 2012, respectively, compared to 30.0% and 30.4% in the three and six months ended June 30, 2011, respectively.

General and administrative

General and administrative was $16.0 million in each of the three months ended June 30, 2012 and June 30, 2011, respectively. General and administrative increased 0.6%, or $0.2 million, to $32.1 million in the six months ended June 30, 2012 from $31.9 million in the six months ended June 30, 2011. The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues	2012	% of Revenues	2011	% of Revenues
Compensation and related	$9,019	6.6%	$7,955	7.0%	$17,363	6.6%	$15,468	6.7%
Variable compensation	1,672	1.2%	1,091	1.0%	3,448	1.3%	2,631	1.1%
Share-based compensation	891	0.7%	948	0.8%	1,814	0.7%	1,863	0.8%
Third-party consulting	1,042	0.8%	2,043	1.8%	2,580	1.0%	3,338	1.4%
Allocated facilities	982	0.7%	941	0.8%	1,893	0.7%	2,014	0.9%
Deferred compensation (benefit) / expense	(59)	(0.0%)	9	0.0%	119	0.0%	142	0.1%

In the three months ended June 30, 2012, the $1.0 million increase in compensation and related costs was primarily due to headcount increases and headcount obtained from the Baumgartner and Valtera acquisitions. The $0.6 million increase in variable compensation is due to an increase in the estimated annual bonus payouts for 2012 compared to 2011 which is primarily the result of headcount increases and improved financial performance. Third-party consulting expense decreased $1.0 million primarily related to a decrease in the use of consultants for IT support.

In the six months ended June 30, 2012, the $1.9 million increase in compensation and related costs was primarily due to headcount increases and headcount obtained from the Baumgartner and Valtera acquisitions. The $0.8 million increase in variable compensation is due to an increase in the estimated annual bonus payouts for 2012 compared to 2011 which is primarily the result of headcount increases and improved financial performance. Third-party consulting expense decreased $0.8 million primarily related to a decrease in the use of consultants for IT support. Additionally, there was a $0.6 million charge in the six months ended June 30, 2011 for the fair value of the Iconoculture contingent consideration and employee search costs decreased $0.8 million in the six months ended June 30, 2012 compared to the same period in 2011.

General and administrative expense as a percentage of revenues was 11.8% and 12.2% in the three and six months ended June 30, 2012, respectively, compared to 13.6% and 13.8% in the three and six months ended June 30, 2011, respectively.

Acquisition related costs

Acquisition related costs were $2.3 million and $2.7 million in the three and six months ended June 30, 2012, respectively. Substantially all of these costs relate to our acquisition of the SHL Group which we completed in August 2012.

Depreciation and amortization

Depreciation and amortization increased 35.4%, or $1.6 million, to $5.9 million in the three months ended June 30, 2012 from $4.4 million in the three months ended June 30, 2011. The increase of $1.6 million was primarily due to a $0.7 million increase in amortization related to intangible assets resulting from acquisitions and an increase in depreciation related to fixed asset purchases and fixed assets acquired with Valtera.

Depreciation and amortization increased 30.0%, or $2.6 million, to $11.0 million in the six months ended June 30, 2012 from $8.4 million in the six months ended June 30, 2011. The increase of $2.6 million was primarily due to a $1.2 million increase in amortization related to intangible assets resulting from acquisitions and an increase in depreciation related to fixed asset purchases and fixed assets acquired with Valtera.

Depreciation and amortization expense as a percentage of revenues was 4.4% and 4.2% in the three and six months ended June 30, 2012, respectively, compared to 3.7% in the each of the three and six months ended June 30, 2011.

Other (expense) income, net

Other (expense) income, net decreased $1.1 million in the three months ended June 30, 2012 to a loss of $0.7 million from income of $0.3 million in the three months ended June 30, 2011 and decreased $1.2 million in the six months ended June 30, 2012 to income of $0.7 million from income of $1.8 million in the six months ended June 30, 2011. The table below details the components of other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Decrease) Increase in fair value of deferred compensation plan assets	$(395)	$41	$751	$619
Foreign currency translation (loss) gain	(397)	133	(216)	746
Interest income, net	58	149	135	463
Other	(11)	—	(5)	—

Other (expense) income, net	$(745)	$323	$665	$1,828

Provision for income taxes.

We recorded a provision for income taxes of $10.0 million in the three months ended June 30, 2012 compared to $8.1 million in the three months ended June 30, 2011. We recorded a provision for income taxes of $21.0 million in the six months ended June 30, 2012 compared to $16.4 million in the three months ended June 30, 2011.

The effective tax rate was 40.4% and 40.9% in the three and six months ended June 30, 2012, respectively. The Company currently anticipates that its 2012 tax rate will be approximately 41.0%, excluding the effects of unrealized currency translation gains and losses. The effective tax rate was 42.4% and 41.6% in the three and six months ended June 30, 2011, respectively. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and nondeductible expenses.

Loss from discontinued operations, net of provision for income taxes

On December 30, 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million subject to a customary post-closing working capital adjustment. As a result, the operations of Toolbox.com have been classified as discontinued operations.

Iconoculture

We test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. In the second quarter of 2012, we identified an indicator of a possible impairment of the carrying value of the Iconoculture reporting unit. Iconoculture sales bookings for the first six months of 2012 have been lower than amounts previously estimated. Lower sales bookings may result in a decrease in revenues and cash flows from operations. The carrying value of the Iconoculture reporting unit was $13.7 million at June 30, 2012, including $11.5 million of goodwill and $4.5 million of intangible assets. We calculated the fair value of the reporting unit using a discounted cash flow model (income approach) for the subsequent five year period with a terminal value. We used a discount rate of 16% and current estimates of sales bookings and cash flows. The fair value of the reporting unit exceeded its carrying value by approximately 4%. If our sales teams do not achieve the 2012 bookings target or we obtain new information that would impact our estimates of operating results in future periods, the result of updating these estimates may result in an impairment.

Liquidity and Capital Resources

Cash flows generated from operating activities have been our primary source of liquidity. In March 2011, we entered into a $100 million five-year senior unsecured, revolving credit facility (the “Prior Credit Facility”) with certain lenders, including Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and JPMorgan Chase Bank, N.A., as Syndication Agent. The Credit Facility contains letter of credit and swing line loan sub-facilities and has a maturity date of March 16, 2016. No amounts have been drawn under this facility.

On July 2, 2012, we entered into a senior secured credit agreement, with Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, the lenders party thereto from time to time, and Barclays Bank, PLC, as Syndication Agent in connection with the execution of the Sale and Purchase Agreement, which was amended and restated on July 18, 2012, and again on August 1, 2012 (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan A in an aggregate principal amount of $275 million (the “Term A Loan Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term B Loan Facility” and together with the Term A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility”, and together with the Term A Loan Facility and the Term B Loan Facility, the “Senior Secured Credit Facilities”).

On August 2, 2012, in connection with the closing of the acquisition of the SHL Group, the full amounts of the Term A Loan Facility and the Term B Loan Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition to the net proceeds from the Senior Secured Credit Facilities, we used approximately $121 of our available cash on hand to pay the Gross Purchase Price. We expect to incur approximately $13 to $14 million of additional transaction costs in the remaining six months of 2012. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Prior Credit Facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. Upon termination of the Prior Credit Facility, all of the commitments (including the previous letters of credit) under it were released. Other than with respect to the letters of credit, the Company had no outstanding borrowings under the Prior Credit Facility.

We had cash and cash equivalents and marketable securities of $187.8 million and $143.9 million at June 30, 2012 and December 31, 2011, respectively. On August 2, 2012, after completing the SHL acquisition, we had approximately $70 million of cash and cash equivalents and marketable securities and $64 million available for borrowing under the Revolving Credit Facility. We believe that existing cash and cash equivalents and marketable securities balances, the revolving credit facility, and operating cash flows will be sufficient to support operations, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. Also, we may make investments in, or acquisitions of, complementary businesses, which could require us to seek additional financing as an additional source of liquidity for permitted acquisitions, which may not be available on acceptable terms or at all.

In September 2011, we completed the acquisition of Baumgartner. We acquired 100% of the equity interests of Baumgartner for an initial cash payment of approximately $6.4 million less cash acquired of $1.0 million. We will be required to pay up to an additional $1.5 million at various times prior to September 30, 2013.

In February 2012, we completed the acquisition of Valtera. We acquired 100% of the equity interests of Valtera for an initial cash payment of $22.4 million less cash acquired of $1.9 million. The initial cash payment includes $4.7 million which was placed in escrow and will be held until March 15, 2013 at which point the funds will be released to the sellers.

Cash flows from operating activities

Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $83.5 million and $54.3 million in the six months ended June 30, 2012 and 2011, respectively. The increase in cash flows from operations was primarily due to an increase in net income, a decrease in prepaid expenses and other current assets and an increase in accrued incentive compensation in the first six months of 2012 versus the same period of 2011.

We made income tax payments of $11.4 million and $20.5 million in the six months ended June 30, 2012 and 2011, respectively and expect to continue making tax payments in future periods. We expect cash income tax payments in 2012 to benefit from the overpayment of 2011 taxes as a result of the income tax deductions associated with the sale of Toolbox.com.

Cash flows from investing activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $25.9 million in the six months ended June 30, 2012 compared to net cash flows provided by investing activities of $1.0 million in the six months ended June 30, 2011.

In the six months ended June 30, 2012, we used $6.2 million for capital expenditures, primarily on technology infrastructure and new product platforms and used $21.0 million for acquisitions of businesses, primarily related to Valtera. The acquisition of Valtera in the first quarter of 2012 included an initial payment of $20.5 million, which is net of cash acquired totaling $1.9 million. Additionally, we generated $1.2 million from maturities of marketable securities.

In the six months ended June 30, 2011, we generated $5.8 million from maturities of marketable securities and used $4.6 million for capital expenditures, primarily on technology infrastructure and new product platforms.

We estimate that capital expenditures for the historical CEB business to support our infrastructure will be between $12.0 million and $15.0 million in 2012.

Cash flows from financing activities

Net cash flows used in financing activities were $12.2 million and $13.6 million in the six months ended June 30, 2012 and 2011, respectively.

The $1.4 million decrease in cash flows used in financing activities is primarily the result of a 2011 payment of $3.7 million for contingent consideration and a holdback relating to our acquisition of Iconoculture. This decrease was offset by a $1.4 million increase in dividends paid. The quarterly dividend rate in 2012 was $0.175 per share compared to $0.15 in 2011. Additionally, we withheld $3.3 million and $2.7 million in shares in the six months ended June 30, 2012 and 2011, respectively, to satisfy the minimum statutory employee tax withholding requirements for vested restricted stock units.

Commitments and contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had a liability of $3.3 million at June 30, 2012 and a liability of $3.0 million at December 31, 2011, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual obligations

As of June 30, 2012, there have been no material changes to the contractual obligations table as disclosed in our 2011 Annual Report on Form 10-K other than operating lease obligations incurred as a result of our acquisition of Valtera. See Note 11 to the condensed consolidated financial statements for the updated future minimum rental payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

At June 30, 2012 and December 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Forward-looking statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of the Company and its consolidated subsidiaries may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the impact of the SHL acquisition and related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, our potential failure to adapt to member needs and demands, our potential inability to attract and retain a significant number of highly skilled employees, risks associated with the results of restructuring plans, fluctuations in operating results, our potential inability to protect our intellectual property, our potential exposure to loss of revenues resulting from our unconditional service guarantee, exposure to litigation related to our content, various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets, changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, our potential inability to make, integrate and maintain acquisitions and investments, and the amount and timing of the benefits expected from acquisitions and investments including our acquisition of the SHL Group, our potential inability to implement, maintain, upgrade and effectively operate our technology and information infrastructure, our potential inability to effectively manage the risks associated with the indebtedness we incurred and the credit facilities we entered into in connection with our acquisition of the SHL Group, our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations, our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of the Company’s 2011 Annual Report on Form 10-K, as filed with the SEC on February 29, 2012, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2012, there has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. There were no material changes during the quarter ended June 30, 2012 to the information included in “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
April 1, 2012 to April 30, 2012	33,855	$42.35	—	$28,063,156
May 1, 2012 to May 31, 2012	506	$38.51	—	$28,063,156
June 1, 2012 to June 30, 2012	8,175	$38.00	—	$28,063,156

Total	42,536	$41.47	—

(1)	Represents shares of common stock surrendered by employees to the Company in April, May and June 2012, respectively, to satisfy minimum statutory employee tax withholding obligations.
(2)	Reflects remaining authorization under the $50 million stock repurchase program approved by the Board of Directors in August 2011.

Repurchases may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

2.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of SHL Group Holdings 1 Limited and Certain Shares in SHL Group Holdings 3 Limited between the Sellers, The Corporate Executive Board Company (UK) Limited (as Buyer), The Corporate Executive Board Company (as Guarantor), and VSS Communications Partners IV, L.P. (as Qwiz Guarantor), dated July 2, 2012. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

10.1	Credit Agreement, dated as of July 2, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

10.2*	Amendment No. 1 to the Credit Agreement, dated as of July 18, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

10.3*

Amendment No. 2 to the Credit Agreement, dated as of August 1, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: August 9, 2012	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of SHL Group Holdings 1 Limited and Certain Shares in SHL Group Holdings 3 Limited between the Sellers, The Corporate Executive Board Company (UK) Limited (as Buyer), The Corporate Executive Board Company (as Guarantor), and VSS Communications Partners IV, L.P. (as Qwiz Guarantor), dated July 2, 2012. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

10.1	Credit Agreement, dated as of July 2, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

10.2*	Amendment No. 1 to the Credit Agreement, dated as of July 18, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

10.3*

Amendment No. 2 to the Credit Agreement, dated as of August 1, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012