Form 10-Q
period 2012-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2012-11-09
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The Company had 33,561,779 shares of common stock, par value $0.01 per share, outstanding at November 2, 2012.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,080	$133,429
Marketable securities	5,116	3,794
Accounts receivable, net	150,185	154,255
Deferred income taxes, net	21,742	17,844
Deferred incentive compensation	18,458	17,330
Prepaid expenses and other current assets	35,901	21,624

Total current assets	284,482	348,276
Deferred income taxes, net	3,873	20,490
Marketable securities	—	6,722
Property and equipment, net	96,827	80,981
Goodwill	457,609	29,492
Intangible assets, net	345,647	13,581
Other non-current assets	47,218	34,150

Total assets	$1,235,656	$533,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$73,434	$46,067
Accrued incentive compensation	39,548	37,884
Deferred revenue	289,491	284,935
Debt – current portion	9,169	—

Total current liabilities	411,642	368,886
Deferred income taxes	70,927	1,436
Other liabilities	96,561	83,806
Debt – long term	541,474	—

Total liabilities	1,120,604	454,128
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 44,201,598 and 43,857,020 shares issued, and 33,561,511 and 33,302,495 shares outstanding at September 30, 2012 and December 31, 2011, respectively	442	439
Additional paid-in capital	425,823	418,318
Retained earnings	344,574	332,258
Accumulated elements of other comprehensive income	20,061	778
Treasury stock, at cost, 10,640,087 and 10,554,525 shares at September 30, 2012 and December 31, 2011, respectively	(675,848)	(672,229)

Total stockholders’ equity	115,052	79,564

Total liabilities and stockholders’ equity	$1,235,656	$533,692

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$164,749	$121,607	$428,934	$352,712
Costs and expenses:
Cost of services	60,182	41,037	151,161	123,956
Member relations and marketing	46,966	36,176	123,707	106,401
General and administrative	19,102	15,094	51,226	47,033
Acquisition related costs	18,557	—	21,286	—
Depreciation and amortization	11,296	3,789	22,261	12,226

Total costs and expenses	156,103	96,096	369,641	289,616

Operating profit	8,646	25,511	59,293	63,096
Other expense, net
Interest income and other	1,619	(2,389)	2,549	(248)
Interest expense	(4,962)	(156)	(5,227)	(469)

Total other expense, net	(3,343)	(2,545)	(2,678)	(717)
Income from continuing operations before provision for income taxes	5,303	22,966	56,615	62,379
Provision for income taxes	5,759	8,408	26,746	24,805

(Loss) income from continuing operations	(456)	14,558	29,869	37,574
Loss from discontinued operations, net of provision for income taxes	—	(552)	—	(1,870)

Net (loss) income	$(456)	$14,006	$29,869	$35,704

Basic (loss) earnings per share	$(0.01)	$0.41	$0.89	$1.04
Continuing operations	(0.01)	0.43	0.89	1.09
Discontinued operations	$—	$(0.02)	$—	$(0.05)

Diluted (loss) earnings per share	$(0.01)	$0.41	$0.88	$1.03
Continuing operations	(0.01)	0.42	0.88	1.08
Discontinued operations	$—	$(0.02)	$—	$(0.05)

Weighted average shares outstanding:
Basic	33,546	34,134	33,460	34,299
Diluted	33,863	34,381	33,809	34,648

Dividends per share	$0.175	$0.15	$0.525	$0.45

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(456)	$14,006	$29,869	$35,704
Other comprehensive income (loss):
Foreign currency translation adjustments	19,289	(242)	19,167	(234)
Unrealized gains (losses) on foreign currency contracts, net of reclassification adjustments and tax	95	(153)	237	(263)
Change in unrealized gains on available-for-sale marketable securities, net of tax	(27)	(47)	(121)	(195)

Comprehensive income	$18,901	$13,564	$49,152	$35,012

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$29,869	$35,704
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	22,261	12,820
Amortization of credit facility issuance costs	518	—
Deferred income taxes	1,578	4,027
Share-based compensation	6,717	6,144
Excess tax benefits from share-based compensation arrangements	(1,938)	(1,821)
Foreign currency translation gain	(370)	(70)
Amortization of marketable securities premiums	68	166
Changes in operating assets and liabilities:
Accounts receivable, net	48,172	50,169
Deferred incentive compensation	(1,116)	520
Prepaid expenses and other current assets	(4,148)	(5,812)
Other non-current assets	1,145	(1,172)
Accounts payable and accrued liabilities	(8,598)	(15,251)
Accrued incentive compensation	(3,691)	(12,227)
Deferred revenue	(16,273)	(16,036)
Other liabilities	3,135	920

Net cash flows provided by operating activities	77,329	58,081
Cash flows from investing activities:
Purchases of property and equipment	(11,778)	(7,641)
Acquisition of business, net of cash acquired	(669,476)	(5,791)
Cost method investment	—	(150)
Maturities of marketable securities	5,130	9,845

Net cash flows used in investing activities	(676,124)	(3,737)
Cash flows from financing activities:
Proceeds from credit facility	555,000	—
Credit facility issuance costs	(19,176)	(542)
Proceeds from the exercise of common stock options	1,202	1,587
Proceeds from the issuance of common stock under the employee stock purchase plan	461	369
Excess tax benefits from share-based compensation arrangements	1,938	1,821
Acquisition of business, contingent consideration	—	(3,655)
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(3,618)	(2,988)
Purchase of treasury shares	—	(40,307)
Payment of dividends	(17,570)	(15,430)

Net cash flows provided by (used in) financing activities	518,237	(59,145)
Effect of exchange rates on cash	209	(775)

Net decrease in cash and cash equivalents	(80,349)	(5,576)
Cash and cash equivalents, beginning of period	133,429	102,498

Cash and cash equivalents, end of period	$53,080	$96,922

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

The Corporate Executive Board Company (“CEB” or the “Company”) is a member-based advisory company. By combining the best practices of thousands of member companies with its advanced research methodologies and human capital analytics, CEB equips senior leaders and their teams with insight and actionable solutions to transform operations. This distinctive approach, pioneered by CEB, enables executives to harness peer perspectives and tap into breakthrough innovation without costly consulting or reinvention. The CEB member network includes more than 16,000 executives and the majority of top companies globally. On August 2, 2012, CEB completed the acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), a global leader in cloud-based talent measurement and management solutions headquartered in the United Kingdom (see Note 3).

The accompanying condensed consolidated financial statements have been prepared by CEB in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in CEB’s 2011 Annual Report on Form 10-K and the Form 8-K/A filed on October 18, 2012 that provided historical financial statements and pro forma financial information for the SHL acquisition.

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2011 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ended December 31, 2012 or any other period within 2012.

Note 2. Significant Accounting Policies

The following supplements the Company’s significant accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 for those items related to SHL.

Foreign Currency

The functional currencies of SHL and each of its subsidiaries are the applicable local currencies. As such, translation gains and losses are included in stockholders’ equity as a component of accumulated elements of other comprehensive income.

Intangible assets, net

Intangible assets consist primarily of customer relationships, technology and trade names. These assets are amortized on a straight-line basis over estimated useful lives of 2 to 20 years. The gross carrying amount of intangible assets was $362.8 million and $21.3 million and accumulated amortization was $17.2 million and $7.7 million at September 30, 2012 and December 31, 2011, respectively. Amortization expense was $6.4 million and $0.8 million in the three months ended September 30, 2012 and 2011, respectively. Amortization expense was $9.3 million and $2.3 million in the nine months ended September 30, 2012 and 2011, respectively. The estimated aggregate amortization expense for CEB including SHL for the three months ended December 31, 2012 and for each of the succeeding five years through 2017 is approximately $8.8 million, $34.7 million, $33.1 million, $30.6 million, $27.9 million, and $27.3 million, respectively. Some intangible assets are denominated in foreign currency. Projections have been prepared using current foreign currency exchange rates.

Revenue Recognition

SHL generates revenue from the sale of access to its cloud based tools through unit sale arrangements whereby units are redeemed for access or through subscription based arrangements, from the license of its tools, and from other related services. Revenue is recognized as follows:

•

Online product: Revenue from web-based unit sales is recognized on usage, irrespective of whether the units are billed in advance or arrears. Some clients purchase a subscription giving limited or unlimited access to use of the SHL’s on-line offering. Revenue from subscription contracts is recognized on a straight line basis over the life of the contract for unlimited access and as units are delivered for limited access.

•	Licenses: License revenue is recognized on a straight line basis over the period of the license.

•

Consulting: Consulting revenue is recognized over the life of the project according to the stage of completion. In some cases, clients receive access to a defined number of consulting days when they purchase units or a subscription contract. In this situation, provided the consulting work can be unbundled from the on-line product sale, the consulting revenue is recognized when the consultant performs the work. Where it cannot be unbundled, it is recognized as part of the consumption of on-line units or the subscription contract.

•	Training: Training revenue is recognized upon delivery.

•	Outsourced assessment: Revenue from outsourced assessment projects is recognized over the life of the project.

•	Other products: Other products include sales of paper and pencil and PC based products. Revenue from these sales is recognized upon delivery.

•

Personnel Decisions Research Institutes, Inc. (“PDRI”), a 100% owned subsidiary of SHL, performs consulting services, typically on long term contracts. Revenue on fixed price projects is recognized according to the stage of completion of the contract, with reference to specific task delivery milestones built into the contracts. Revenue on time and materials contracts is recognized as PDRI staff work on the project.

Note 3. Recent Accounting Pronouncements

Recently Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it modifies Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” to expand existing disclosure requirements for fair value measurements and makes other amendments. The Company adopted ASU 2011-04 on January 1, 2012 and it did not have a material impact on the consolidated financial statements.

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

Note 4. Acquisitions

SHL

On August 2, 2012, CEB completed the acquisition of 100% of the equity interests of SHL pursuant to a sale and purchase agreement entered into on July 2, 2012. SHL is a global leader in cloud-based talent measurement and management solutions and is headquartered in the United Kingdom (“UK”). The acquisition significantly expands the addressable market of both companies through an increased global presence across all major developed and emerging markets, enhancing CEB’s ability to scale and extend its existing platform with technology-driven solutions. The combined company offers compelling career opportunities for a talented base of more than 3,000 employees as part of a larger, stronger global organization committed to advancing the science and practice of talent management.

The transaction was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” and the results of operations of SHL have been included within the SHL segment in CEB’s condensed consolidated statement of income since the date of acquisition.

The purchase price was approximately $654 million in cash. CEB used borrowings under a senior secured credit facility and $115.6 million of its available cash on hand to fund the purchase price. Transaction costs incurred by CEB and SHL through September 30, 2012 were $17.8 million (including a $5.1 million settlement of the currency forward contract that the Company put in place on July 2, 2012 to hedge its obligation to pay a portion of the preliminary purchase price in British pounds sterling).

The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date:

Cash and cash equivalents	$5,901
Accounts receivable	41,347
Other current assets	9,302
Property and equipment	12,834
Accounts payable and accrued liabilities	(37,721)
Deferred income taxes, net	(79,087)
Deferred revenue	(20,096)
Other liabilities	(8,166)

Net tangible liabilities assumed	(75,686)
Intangible assets acquired
Customer relationships	166,100
Acquired technology	96,600
Trade names	60,500
Goodwill	406,486

Total purchase price allocation	$654,000

Under the acquisition method of accounting, the total purchase price was allocated to SHL’s tangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. In addition, CEB preliminarily allocated $323.2 million to amortizable intangible assets and $406.5 million to goodwill at the date of acquisition. Customer relationships will be amortized over ten to fifteen year periods, Acquired technology be amortized over seven to fifteen year periods and trade names will be amortized over a fifteen year period. The amount of SHL goodwill included in the September 30, 2012 balance sheet was $417.6 million, which includes a cumulative translation adjustment of $11.1 million. CEB is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. The preliminary allocation of the purchase price will be finalized upon receipt of final valuations of underlying assets and the necessary management reviews thereof. The estimated aggregate amortization expense relating to SHL intangible assets for each of the succeeding five years ended 2012 through 2016 is $12.1 million, $29.2 million, $29.2 million, $28.0 million, and $26.3 million, respectively.

The Company utilized a third-party valuation in determining the fair value of the definite-lived intangible assets. The income approach, which includes the application of the relief from royalty valuation method or the multi-period excess earnings method, was the primary technique utilized in valuing the identifiable intangible assets. The relief from royalty valuation method estimates the benefit of ownership of the intangible asset as the “relief” from the royalty expense that would need to be incurred in absence of ownership. The multi-period excess earnings method estimates the present value of the intangible asset’s future economic benefit, utilizing the estimated available cash flow that the intangible asset is expected to generate in the future. The Company’s assumptions and estimates utilized in its valuations were based on historical experience and information obtained from management of SHL.

Goodwill and intangible assets are not expected to be deductible for tax purposes. As a result, the Company recorded a deferred tax liability of approximately $91.7 million related to the difference in book and tax basis of identifiable intangible assets.

Deferred revenue at the acquisition date was recorded at fair value which was estimated based on the cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was $34.0 million. It is expected that the acquisition date deferred revenue will mostly be recognized through 2013 and the remaining portion in 2014.

SHL’s results of operations included revenue of $25.6 million and an operating loss of $5.3 million in the Company’s condensed consolidated statements of income in the three and nine months ended September 30, 2012.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the Company’s results of operations as if the SHL acquisition had been completed on January 1, 2011. The pro forma financial information presented includes the impact of fair value adjustments, including the effects of the deferred revenue fair value adjustment on revenue recognized (which for the purpose of presenting the pro forma financial information is reflected in 2011 revenue and not 2012 revenue) amortization expense from acquired intangible assets, interest expense, and the related tax effects. For purposes of pro forma presentation, CEB has assumed that the fair value adjustment for deferred revenues would be recognized ratably across 2011. Acquisition and related costs have also been reported in 2011, assuming the acquisition took place on January 1, 2011 for pro forma purposes. Accordingly, the following unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 2011 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma revenue	$189,184	$164,371	$560,125	$477,834

Pro forma net income (loss)	$18,043	$(945)	$47,915	$(5,776)

Valtera

On February 3, 2012, the Company completed the acquisition of Valtera Corporation (“Valtera”), a talent management company that provides tools and services to assist organizations in hiring, engaging, and developing talent. The Company acquired 100% of the equity interests for an initial cash payment of $22.4 million less cash acquired of $1.9 million. The initial cash payment includes $4.7 million which was placed in escrow and will be held until March 15, 2013 at which point the funds will be released to the sellers. The Company allocated $8.8 million to intangible assets with a weighted average amortization period of 6 years and $10.5 million to goodwill. The results of operations of Valtera have been consolidated with those of the Company since the date of the acquisition and are not considered material to the Company’s condensed consolidated financial statements. Accordingly, pro forma financial information has not been presented for the acquisition.

Note 5. Discontinued Operations

On December 30, 2011, the Company sold substantially all of the assets of Toolbox.com for $2.1 million, subject to a customary post-closing working capital adjustment. The components of discontinued operations included in the consolidated statements of income consisted of (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Revenue	$1,246	$4,214
Costs and expenses:
Cost of services	854	2,241
Member relations and marketing	432	1,795
General and administrative	611	2,422
Depreciation and amortization	187	597

Loss from discontinued operations before provision for income taxes	(838)	(2,841)
Provision for income taxes	(286)	(971)

Loss from discontinued operations, net of provision for income taxes	$(552)	$(1,870)

Note 6. Senior Secured Credit Facilities

On July 2, 2012, the Company, together with certain of its subsidiaries acting as guarantors, entered into a senior secured credit agreement which was subsequently amended and restated on July 18, 2012 and again on August 1, 2012 (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan A in an aggregate principal amount of $275 million (the “Term A Loan Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term B Loan Facility” and together with the Term A Loan Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility”, and together with the Term Facilities, the “Senior Secured Credit Facilities”). The Term A Loan Facility and the Revolving Credit Facility mature on August 2, 2017 and the Term B Loan Facility matures on August 2, 2019.

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term A Loan Facility and the Term B Loan Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Company’s prior senior unsecured credit facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. The Company’s available borrowings under the Revolving Credit Facility were approximately $64 million at September 30, 2012.

The Senior Credit Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis beginning December 31, 2012. Mandatory prepayments attributable to excess cash flows will be based on the Company’s leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2013. A leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% and a leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. In the event actual results or changes in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s accompanying consolidated balance sheets.

Principal payments under the Term A Loan Facility of $2.7 million are due on the last day of each quarter starting on March 31, 2013 and ending on December 31, 2014 and $5.2 million starting on March 31, 2015 and ending on June 30, 2017. The remaining Term A Loan Facility balance is due in full on August 2, 2017. Principal payments under the Term B Loan Facility of $0.6 million are due on the last day of each quarter starting on March 31, 2013 and ending on June 30, 2019. The remaining Term B Loan Facility balance is due in full on August 2, 2019. The Revolving Credit Facility matures on August 2, 2017. Borrowings under the Senior Secured Credit Facilities bear interest at rates based on the ratio of the Company’s and its subsidiaries consolidated first lien indebtedness to the Company’s and its subsidiaries consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Credit Agreement. The annual interest rate on the Term A Loan Facility and Revolver was 3.23% and the annual interest rate on the Term Loan B Facility was 5.0% at September 30, 2012. The Company paid interest of $2.8 million in the three and nine months ended September 30, 2012 and accrued interest was $1.6 million at September 30, 2012.

The Company paid $4.6 million of loan origination fees related to the Term A Loan Facility and Term B Loan Facility, which was recorded as a contra liability, and $14.5 million of deferred financing costs which was capitalized and are being amortized as interest expense over the term of the Credit Agreement using the effective interest method. Total amortization expense of the loan origination fees and deferred financing costs determined using the effective interest method was $0.5 million in the three and nine months ended September 30, 2012 and is reported as interest expense.

The future minimum payments for the Senior Secured Credit Facilities are as follows for the years ended December 31: (in thousands)

2012	$—
2013	13,250
2014	13,250
2015	23,250
2016	23,250
Thereafter	482,000

Total principal payments	555,000
Less: unamortized original issue discount	4,357

Present value of principal payments	550,643
Less: current portion	9,169

Debt – long term	$541,474

The Company believes the carrying value of its long term debt approximates its fair value as the terms and interest rates approximate market rates.

Note 7. Fair Value Measurements

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$53,080	$—	$—	$133,429	$—	$—
Debt securities issued by the District of Columbia	5,116	—	—	10,516	—	—
Investments held through variable insurance products in a Rabbi Trust	—	15,024	—	—	13,985	—
Forward currency contracts	—	437	—	—	34	—

Financial liabilities
Forward currency contracts	$—	$—	$—	$—	$334	$—

Investments held through variable insurance products in a Rabbi Trust consist of mutual funds available only to institutional investors. The fair value of these investments are based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair values of the underlying investments held by the mutual funds are observable inputs. The fair value of foreign currency contracts are based on bank quotations for similar instruments using models with market-based inputs.

Certain assets (i.e., goodwill, intangible assets) and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). No fair value adjustments were made in the three and nine months ended September 30, 2012 and 2011, respectively.

Marketable Securities

The aggregate fair value, amortized cost, gross unrealized gains, and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	September 30, 2012
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington D.C. tax exempt bonds	$5,116	$5,027	$89	$—

	December 31, 2011
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington D.C. tax exempt bonds	$10,516	$10,226	$290	$—

The marketable securities held at September 30, 2012 were either called or sold on October 1, 2012.

Note 8. Other Liabilities

Other liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Deferred compensation	$12,134	$10,894
Lease incentives	29,364	29,999
Deferred rent benefit	28,042	25,862
Deferred revenue – long term	8,856	7,560
Other	18,165	9,491

Total other liabilities	$96,561	$83,806

Note 9. Stockholders’ Equity and Share-Based Compensation

Share-Based Compensation

The Company granted 345,713 and 293,470 restricted stock units with a weighted-average fair value of $42.47 and $38.85 in the nine months ended September 30, 2012 and 2011, respectively. Share-based compensation expense is recognized on a straight line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award. Included in the 2012 grant of restricted stock units are 32,834 performance-based share awards (“PSAs”) granted to the Company’s corporate leadership team. The ultimate number of PSAs that will vest is based upon the achievement of specified levels of revenue and adjusted EBITDA during the three-year period ending December 31, 2014. Approximately 23,380 and 245,598 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three and nine months ended September 30, 2012, respectively. Approximately 12,497 and 230,074 shares were issued relating to the vesting of restricted stock units and exercise of stock options in the three and nine months ended September 30, 2011, respectively.

The Company recognized total share-based compensation costs of $2.5 million and $2.0 million in the three months ended September 30, 2012 and 2011, respectively, and $6.7 million and $6.1 million in the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was $23.4 million of total unrecognized share-based compensation cost.

Dividends

In August 2012, the Board of Directors declared a cash dividend of $0.175 per share for the third quarter of 2012 for stockholders of record on September 15, 2012. This dividend, totaling $5.9 million, was paid on September 30, 2012.

In November 2012, the Board of Directors declared a fourth quarter cash dividend of $0.175 per share. The dividend is payable on December 28, 2012 to stockholders of record at the close of business on December 14, 2012. The Company funds its dividend payments with cash on hand and cash generated from operations.

Note 10. Derivative Instruments and Hedging Activities

The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for CEB’s products and services are denominated primarily in United States dollars (“USD”), including products and services sold to members that are located outside the United States. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the USD in countries where the Company has foreign operations would result in higher effective operating costs and reduced earnings. CEB uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its CEB United Kingdom subsidiary. A forward contract obligates CEB to exchange a predetermined amount of USD to make equivalent British pound sterling (“GBP”) payments equal to the value of such exchanges.

CEB formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which CEB is hedging its exposure to the variability in future cash flows is 12 months. The forward currency contracts are recognized in the consolidated balance sheets at fair value and changes in fair value measurements are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was $17.0 million at September 30, 2012.

SHL enters into forward currency contracts to protect against a reduction in value of forecasted foreign currency cash flows into GBP. SHL’s foreign currency contracts are not designated as hedging instruments and changes in fair value are recognized in the statements of income. The maximum length of time over which SHL is hedging its exposure to the variability in future cash flows is 6 months. SHL had the following foreign currency contracts outstanding at September 30, 2012:

Foreign Currency (sell)		GBP (buy)
South African Rand	(ZAR) 21,500,000	1,976,029
United States Dollar	(USD) 3,450,000	2,237,354
Euro	(EUR) 1,650,000	1,340,241
Swedish Krona	(SEK) 22,600,000	2,106,960
Hong Kong Dollar	(HKD) 7,100,000	566,662

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$251	$34

Liability Derivatives
Accounts payable and accrued liabilities	$—	$334

Derivatives not designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$231	$—

Liability Derivatives
Accounts payable and accrued liabilities	$46	$—

The pre-tax effect of the derivative instruments on the Company’s condensed consolidated statements of income is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Forward currency contracts	$361	$(331)	$701	$187

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of services	$91	$(34)	$136	$278
Member relations and marketing	75	(28)	113	237
General and administrative	36	(14)	54	113

	$202	$(76)	$303	$628

Location of Gain (Loss) Recognized in Income on Derivative Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income and other	$77	$—	$—	$—

Note 11. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items recorded in the period. The effective tax rate was 108.6% and 47.2% in the three and nine months ended September 30, 2012, respectively. The Company currently expects that its 2012 tax rate will be approximately 47%, excluding the effects of unrealized currency translation gains and losses. The effective tax rate expected in 2012 includes the impact of SHL acquisition expenses that are not deductible for income tax purposes. The effective tax rate was 36.7% and 40.0% in the three and nine months ended September 30, 2011, respectively. Income taxes are not provided for the undistributed earnings of the Company’s subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

The preliminary purchase price allocation for SHL included an unrecognized tax benefit and related penalties and interest of $5.9 million and is included in Other liabilities in the condensed consolidated balance sheet at September 30, 2012.

The Company made income tax payments of $16.2 million and $7.2 million in the three months ended September 30, 2012 and 2011 and $27.6 million and $27.8 million in the nine months ended September 30, 2012 and 2011, respectively.

The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2008 through 2010 in the second quarter of 2012.

Note 12. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	33,546	34,134	33,460	34,299
Dilutive effect of common shares outstanding	317	247	349	349

Diluted weighted average common shares outstanding	33,863	34,381	33,809	34,648

Approximately 0.7 million and 1.8 million shares in the three months ended September 30, 2012 and 2011, respectively, and approximately 0.9 million and 1.9 million shares in the nine months ended September 30, 2012 and 2011, respectively, have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. All of these shares were related to share-based compensation awards.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at September 30, 2012:

	Total	2012*	YE 2013	YE 2014	YE 2015	YE 2016	Thereafter
Operating lease obligations	$583,298	$10,997	$42,815	$41,780	$41,426	$41,580	$404,700
Sublease receipts	(285,584)	(3,615)	(14,561)	(13,983)	(16,612)	(17,028)	(219,785)

Total net lease obligations	$297,714	$7,382	$28,254	$27,797	$24,814	$24,552	$184,915

*	For the three months ended December 31, 2012.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had an $5.9 million and $3.0 million liability at September 30, 2012 and December 31, 2011, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. The liability at September 30, 2012 includes $2.6 million recorded in the preliminary purchase price allocation for SHL.

Note 14. Segment Information

With the acquisition of SHL, the Company now has two reportable segments, CEB and SHL. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. The SHL segment, which includes the operations of SHL that the Company acquired on August 2, 2012, provides cloud-based solutions for talent assessment and decision support as well as professional services that support those solutions, enabling client access to data analytics and insights for assessing and managing employees and applicants. SHL provides assessments that assist customers in determining potential candidates for employment and career planning as well as consulting services that are customizations to the assessments.

The Company evaluates the performance of its operating segments based on Adjusted Segment Revenue, Adjusted Segment EBITDA, and Adjusted Segment EBITDA Margin. The Company defines Adjusted Segment Revenue as segment revenue before the impact of the deferred revenue fair value adjustment resulting from acquisitions. The Company defines Adjusted Segment EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition. Adjusted Segment EBITDA margin refers to Adjusted EBITDA as a percentage of Adjusted Revenue.

Although Adjusted Segment Revenue, Adjusted Segment EBITDA, and Adjusted Segment EBITDA Margin are not measures of financial condition or performance determined in accordance with GAAP, management uses these non-GAAP financial measures to evaluate and compare the operating performance of its segments. See “Non-GAAP Financial Measures”.

Information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
CEB segment	$139,129	$121,607	$403,314	$352,712
SHL segment	25,620	—	25,620	—

Total Segment Revenue	$164,749	$121,607	$428,934	$352,712

Adjusted Revenue
CEB segment	$139,129	$121,607	$403,314	$352,712
SHL segment	34,006	—	34,006	—

Total Adjusted Segment Revenue	$173,135	$121,607	$437,320	$352,712

Depreciation and amortization
CEB segment	$5,277	$3,789	$16,242	$12,226
SHL segment	6,019	—	6,019	—

Total Segment Depreciation and amortization	$11,296	$3,789	$22,261	$12,226

Interest expense
CEB segment	$4,548	$156	$4,813	$469
SHL segment	414	—	414	—

Total Segment Interest expense	$4,962	$156	$5,227	$469

Adjusted EBITDA
CEB segment	$40,803	$28,591	$109,898	$80,140
SHL segment	9,655	—	9,655	—

Total Adjusted Segment EBITDA	$50,458	$28,591	$119,553	$80,140

Adjusted EBITDA margin
CEB segment	29.3%	23.5%	27.2%	22.7%
SHL segment	28.4%	—	28.4%	—

Adjusted Segment EBITDA margin	29.1%	23.5%	27.3%	22.7%

The table below reconciles Total Adjusted Revenue to Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Adjusted Segment Revenue	$173,135	$121,607	$437,320	$352,712
Impact of the deferred revenue fair value adjustment	(8,386)	—	(8,386)	—

Total Revenue	$164,749	$121,607	$428,934	$352,712

The table below reconciles Total Adjusted EBITDA to Income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Adjusted EBITDA	$50,458	$28,591	$119,553	$80,140
Interest expense, net	(4,423)	146	(4,288)	609
Depreciation and amortization	(11,296)	(3,789)	(22,261)	(12,226)
Impact of the deferred revenue fair value adjustment	(8,386)	—	(8,386)	—
Acquisition related costs	(18,557)	—	(21,286)	—
Share-based compensation	(2,493)	(1,982)	(6,717)	(6,144)

Income before provision for income taxes	$5,303	$22,966	$56,615	$62,379

Total assets for the CEB segment at September 30, 2012 were $390.8 million including $109.9 million of accounts receivable, $40.1 million of goodwill and $18.0 million of intangible assets. Total assets for the SHL segment at September 30, 2012 were $844.9 million, including $40.2 million of accounts receivable, $417.6 million of goodwill, and $327.7 million of intangible assets.

Note 15. Related Party Transactions

The Company recognized $2.3 million of costs from the Boston Consulting Group (“BCG”), included in Acquisition related costs in the consolidated statements of income, associated with SHL integration support in the three months and nine months ended September 30, 2012. The spouse of the Company’s CEO and Chairman is a senior partner and managing director of BCG. Consistent with the Company’s corporate governance policies, the Audit Committee reviewed and approved the retention of BCG.

Note 16. Subsequent Events

In October 2012, the Company entered into a lease agreement for 108,800 square feet in Arlington, Virginia. The Company expects that these actions will increase its aggregate rent expense by approximately $3.0 million for the year ended December 31, 2013 and by approximately $5.0 million for each year thereafter through the end of the lease period. Total lease payments over the non-cancelable 10 year 7 month term ending on December 31, 2023, including escalations, will be approximately $56.0 million. The lease agreement contains a one-time expansion right during 2013 for an additional contiguous floor of 21,760 square feet at the same terms and conditions and a renewal option to extend the lease for an additional four or five year period. CEB will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes in excess of the 2013 base year.

In November 2012, the Company entered into an agreement to extend a current sublease for one floor of its corporate headquarters and sublease one additional floor. The extension and sublease will begin on January 1, 2014 for a five year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-looking statements” and Part II, Item IA. “Risk Factors.”

Business Overview

We are the leading provider of member-based advisory services, talent measurement assessments, and management solutions. We provide essential information, actionable insights, analytical tools, and advisory support to focus the efforts of executives and their teams. Through our acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), we are also the global leader in cloud-based talent measurement and management solutions.

As a result of our August 2, 2012 acquisition of SHL, a global leader in cloud-based talent measurement and management solutions headquartered in the UK, the breadth and geographic scope of our operations have increased significantly. The incurrence of substantial new indebtedness and the use of a significant amount of our cash on hand, our financial condition differs significantly from prior periods, and our operating results over the next year, beginning with the three months ended September 30, 2012, will likely not be comparable to our results for the prior year periods. Our business now includes two operating segments.

Our CEB segment, which includes our historical business operations prior to the acquisition of SHL, helps senior executives and their teams drive corporate performance by identifying and building on the proven best practices of the world’s best companies. We primarily deliver our products and services to a global client base through annual, fixed-fee membership subscriptions. Billings attributable to memberships for our products and services initially are recorded as deferred revenue and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided from the date of the refund request on a pro-rata basis relative to the remaining term of the membership.

We offer comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. To fully support our members, our products and services focus on several key corporate functions across a wide range of industries. These corporate functions, which we consider our end markets, are the following:

•	Finance, Corporate Services, and Corporate Strategy;

•	Human Resources;

•	Information Technology;

•	Legal, Risk, and Compliance; and

•	Sales, Marketing, and Communications.

In addition to these corporate functions, we serve operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making.

Our SHL segment, which includes the business operations of SHL that we acquired on August 2, 2012, is a global provider of cloud-based solutions for talent assessment and decision support, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL primarily delivers assessments and consulting services. Assessment services are available on line through metered and unmetered arrangements. Consulting services are generally customization of assessment services delivered for a fixed fee.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production and delivery of our services and products, consisting of compensation, including share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials, costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management, consisting of compensation, including sales incentives and share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions, including human resources and recruiting, finance and accounting, legal, management information systems, facilities management, business development, integration costs and other. Costs include compensation, including share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs, which represents costs incurred in connection with acquisitions, substantially all of which relate to the acquisition of the SHL.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and website development costs.

Critical Accounting Policies

Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2011 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. The following supplements our critical accounting policies related to SHL.

Revenue Recognition

SHL generates revenue from the sale of access to its cloud based tools through unit sale arrangements whereby units are redeemed for access or through subscription based arrangements, from the license of its tools, and from other related services. Revenue is recognized as follows:

•	Online product: Revenue from web-based unit sales is recognized on usage, irrespective of whether the units are billed in advance or arrears. Some clients purchase a subscription giving limited or unlimited access to use of the SHL’s on-line offering. Revenue from subscription contracts is recognized on a straight line basis over the life of the contract for unlimited access and as units are delivered for limited access.

•	Licenses: License revenue is recognized on a straight line basis over the period of the license.

•	Consulting: Consulting revenue is recognized over the life of the project according to the stage of completion. In some cases, clients receive access to a defined number of consulting days when they purchase units or a subscription contract. In this situation, provided the consulting work can be unbundled from the on-line product sale, the consulting revenue is recognized when the consultant performs the work. Where it cannot be unbundled, it is recognized as part of the consumption of on-line units or the subscription contract.

•	Training: Training revenue is recognized upon delivery.

•	Outsourced assessment: Revenue from outsourced assessment projects is recognized over the life of the project.

•	Other products: Other products include sales of paper and pencil and PC based products. Revenue from these sales is recognized upon delivery.

•	Personnel Decisions Research Institutes, Inc. (“PDRI”), a 100% owned subsidiary of SHL, performs consulting services, typically on long term contracts. Revenue on fixed price projects is recognized according to the stage of completion of the contract, with reference to specific task delivery milestones built into the contracts. Revenue on time and materials contracts is recognized as PDRI staff work on the project.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes include a discussion of Adjusted Revenue, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Non-GAAP diluted earnings per share, which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the third quarter of 2012, we changed our definition of these non-GAAP measures to provide enhanced insight into the financial performance of our business. Specifically, we are also now adjusting for the impact of the deferred revenue fair value adjustment, share-based compensation, and amortization of acquisition related intangibles when calculating these metrics.

We define Adjusted Revenue as revenue before impact of the deferred revenue fair value adjustment. We define Adjusted EBITDA as net income(loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition. Adjusted EBITDA margin refers to Adjusted EBITDA as a percentage of Adjusted Revenue. We define Adjusted Net Income as net income(loss) before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of the impact of the deferred revenue fair value adjustment, acquisition related costs, share-based compensation, amortization of acquisition related intangibles, costs associated with exit activities, restructuring costs, and gain on acquisition. We define Non-GAAP diluted earnings per share as diluted earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of the impact of the deferred revenue fair value adjustment, acquisition related costs, share-based compensation, amortization of acquisition related intangibles, costs associated with exit activities, restructuring costs, and gain on acquisition.

We believe these Non-GAAP financial measures are relevant and useful supplemental information for evaluating our results of operations as compared from period to period and as compared to our competitors. We use these non-GAAP financial measures for internal budgeting and other managerial purposes, when publicly providing our business outlook and as a measurement for potential acquisitions.

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

A reconciliation of each of the non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands):

Adjusted Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$164,749	$121,607	$428,934	$352,712
Impact of the deferred revenue fair value adjustment	8,386	—	8,386	—

Adjusted Revenue	$173,135	$121,607	$437,320	$352,712

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(456)	$14,006	$29,869	$35,704
Loss from discontinued operations, net of provision for income taxes	—	552	—	1,870

(Loss) income from continuing operations	(456)	14,558	29,869	37,574
Interest expense, net	4,423	(146)	4,288	(609)
Depreciation and amortization	11,296	3,789	22,261	12,226
Provision for income taxes	5,759	8,408	26,746	24,805
Impact of the deferred revenue fair value adjustment	8,386	—	8,386	—
Acquisition related costs	18,557	—	21,286	—
Share-based compensation	2,493	1,982	6,717	6,144

Adjusted EBITDA	$50,458	$28,591	$119,553	$80,140

Adjusted EBITDA Margin	29.1%	23.5%	27.3%	22.7%

Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(456)	$14,006	$29,869	$35,704
Loss from discontinued operations, net of provision for income taxes	—	552	—	1,870

(Loss) income from continuing operations	(456)	14,558	29,869	37,574
Impact of the deferred revenue fair value adjustment (1)	6,105	—	6,105	—
Acquisition related costs (1)	14,604	—	16,227	—
Share-based compensation (1)	1,521	1,189	4,064	3,685
Amortization of acquisition related intangibles (1)	4,588	466	6,326	1,397

Adjusted net income	$26,362	$16,213	$62,591	$42,656

Non-GAAP Earnings per Diluted Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Loss) earnings per diluted share	$(0.01)	$0.41	$0.88	$1.03
Loss from discontinued operations, net of provision for income taxes	—	0.02	—	0.05

(Loss) earnings per diluted share from continuing operations (2)	(0.01)	0.42	0.88	1.08
Impact of the deferred revenue fair value adjustment (1)	0.18	—	0.18	—
Acquisition related costs (1)	0.43	—	0.48	—
Share-based compensation (1)	0.04	0.04	0.12	0.11
Amortization of acquisition related intangibles (1)	0.14	0.01	0.19	0.04

Non-GAAP earnings per diluted share	$0.78	$0.47	$1.85	$1.23

(1)	Adjustments are net of the estimated tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period.
(2)	Amounts may not add due to rounding.

Contract Value and Other Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$164,749	$121,607	$428,934	$352,712
Adjusted revenue	$173,135	$121,607	$437,320	$352,712
Net (loss) income	$(456)	$14,006	$29,869	$35,704
Adjusted net income	$26,362	$16,213	$62,591	$42,656
Diluted (loss) earnings per share	$(0.01)	$0.41	$0.88	$1.03
Non-GAAP earnings per diluted share	$0.78	$0.47	$1.85	$1.23
Adjusted EBITDA	$50,458	$28,591	$119,553	$80,140
Adjusted EBITDA margin	29.1%	23.5%	27.3%	22.7%

	At September 30,
	2012	2011
Other Operating Statistics
CEB segment Contract Value (in thousands) (1)	$522,397	$472,245
CEB segment Member institutions	5,944	5,504
CEB segment Contract Value per member institution	$87,884	$85,804
CEB segment Wallet retention rate (2)	99%	102%
SHL segment Wallet retention rate (3)	101%	—

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement.
(2)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year CEB segment Contract Value.
(3)	We define “SHL segment Wallet retention rate,” at the end of the quarter on a constant currency basis, as the last current 12 months of total SHL segment Adjusted Revenue from prior year customers as a percentage of the prior 12 months of total SHL segment Adjusted Revenue. The SHL segment Wallet retention rate does not include the impact of Personnel Decisions Research Institutes, Inc., a 100% owned subsidiary of SHL, which performs services primarily for various agencies of the US Government.

In the nine months ended September 30, 2012, our teams established a solid foundation and delivered solid returns. The 10.6% increase in CEB segment Contract Value was the result of double-digit bookings growth as continued strong performance by our North America and Asia Pacific teams offset reduced growth in the EMEA region. The acquisitions of Valtera and Baumgartner accounted for approximately $6.8 million and $0.7 million of the increase in Contract Value, respectively. Contract Value per member institution increased 2.4% at September 30, 2012 from September 30, 2011.

The growth in revenue of $43.1 million and $76.2 million in the three and nine months ended September 30, 2012, respectively, includes the impact of the SHL, Baumgartner and Valtera acquisitions. Total costs and expenses were $156.1 million in the three months ended September 30, 2012, an increase of $60.0 million from the three months ended September 30, 2011. Higher operating costs are attributed to the acquisitions of SHL, Baumgartner and Valtera and additional investments in new products and market extensions to further enhance organic growth. Total costs and expenses were $369.6 million in the nine months ended September 30, 2012, an increase of $80.0 million from the nine months ended September 30, 2011. Costs and expenses also include $18.6 million and $21.3 million in the three and nine months ended September 30, 2012, primarily relating to our acquisition of SHL

Net loss and loss from continuing operations was $(0.5) million, or $(0.01) per diluted share, in the three months ended September 30, 2012 compared to net income of $14.0 million, or $0.41 per diluted share and income from continuing operations of $14.6 million, or $0.42 per diluted share, in the three months ended September 30, 2011. Adjusted EBITDA increased $21.9 million, or 76.5%, and $39.4 million, or 49.2%, in the three and nine months ended September 30, 2012, compared to the same periods of 2011. The increase in Adjusted EBITDA is the result of revenue growth that has outpaced the growth in operating expenses. Adjusted Net Income increased $10.1 million, or 62.6%, and $19.9 million, or 46.7%, in the three and nine months ended September 30, 2012, compared to the same periods of 2011. The increase in Adjusted Net Income is the result of strong revenue growth that has outpaced the growth in operating expenses and is offset by increases in depreciation and the effective tax rate for the periods.

Consolidated Results of Operations

Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

The following table presents an overview of our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
CEB	$139,129	$121,607	$403,314	$352,712
SHL	25,620	—	25,620	—

Total Revenue	164,749	121,607	428,934	352,712

Operating profit
CEB	13,937	25,511	64,584	63,096
SHL	(5,291)	—	(5,291)	—

Total operating profit	8,646	25,511	59,293	63,096

Other expense, net
Interest income and other	1,619	(2,389)	2,549	(248)
Interest expense	(4,962)	(156)	(5,227)	(469)

Total other expense, net	(3,343)	(2,545)	(2,678)	(717)

Income from continuing operations before provision for income taxes	5,303	22,966	56,615	62,379
Provision for income taxes	5,759	8,408	26,746	24,805

(Loss) income from continuing operations	(456)	14,558	29,869	37,574
Loss from discontinued operations, net of provision for income taxes	—	(552)	—	(1,870)

Net (loss) income	$(456)	$14,006	$29,869	$35,704

Basic earnings (loss) per share	$(0.01)	$0.41	$0.89	$1.04
Continuing operations	(0.01)	0.43	0.89	1.09
Discontinued operations	—	(0.02)	—	(0.05)

Diluted earnings (loss) per share	$(0.01)	$0.41	$0.88	$1.03
Continuing operations	(0.01)	0.42	0.88	1.08
Discontinued operations	—	(0.02)	—	(0.05)

Weighted average share outstanding
Basic	33,546	34,134	33,460	34,299
Diluted	33,863	34,381	33,809	34,648

Revenue and Costs and expenses

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Acquisition related costs

Acquisition related costs were $18.6 million and $21.3 million in the three and nine months ended September 30, 2012, respectively. These costs primarily relate to the SHL acquisition.

Other expense, net

Other expense, net increased $0.8 million in the three months ended September 30, 2012 to $3.3 million from $2.5 million in the three months ended September 30, 2011 and increased $2.0 million in the nine months ended September 30, 2012 to $2.7 million from $0.7 million in the nine months ended September 30, 2011. The table below details the components of Other expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$(4,962)	$(156)	$(5,227)	$(469)
Increase (decrease) in fair value of deferred compensation plan assets	609	(1,931)	1,360	(1,312)
Foreign currency translation gain (loss)	201	(760)	(15)	(14)
Interest income	538	302	938	1,078
Other	271	—	266	—

Other expense, net	$(3,343)	$(2,545)	$(2,678)	$(717)

The increase in interest expense reflects the costs of the borrowings incurred for the SHL acquisition for the period from August 2, 2012 to September 30, 2012.

Provision for income taxes

We recorded a provision for income taxes of $5.8 million in the three months ended September 30, 2012 compared to $8.4 million in the three months ended September 30, 2011. We recorded a provision for income taxes of $26.7 million in the nine months ended September 30, 2012 compared to $24.8 million in the three months ended September 30, 2011.

The effective tax rate was 108.6% and 47.2% in the three and nine months ended September 30, 2012, respectively. We currently anticipate that our 2012 effective tax rate will be approximately 47%, excluding the effects of unrealized currency translation gains and losses. The effective tax rate expected in 2012 includes the impact of SHL acquisition expenses that are not deductible for income tax purposes. The effective tax rate was 36.7% and 40.0% in the three and nine months ended September 30, 2011, respectively. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes and nondeductible expenses. Income taxes are not provided for the undistributed earnings of the Company’s subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

The preliminary purchase price allocation for SHL included an unrecognized tax benefit and related penalties and interest of $5.9 million and is included in Other liabilities in the consolidated balance sheet at September 30, 2012.

SEGMENT RESULTS

CEB Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$139,129	$121,607	$403,314	$352,712
Costs and expenses:
Cost of services	46,654	41,037	137,633	123,956
Member relations and marketing	39,923	36,176	116,664	106,401
General and administrative	15,315	15,094	47,439	47,033
Acquisition related costs	18,023	—	20,752	—
Depreciation and amortization	5,277	3,789	16,242	12,226

Total costs and expenses	125,192	96,096	338,730	289,616

Operating profit	13,937	25,511	64,584	63,096
Other expense, net
Interest income and other	1,224	(2,389)	2,154	(248)
Interest expense	(4,548)	(156)	(4,813)	(469)

Total other expense, net	(3,324)	(2,545)	(2,659)	(717)

Income before provision for income taxes	10,613	22,966	61,925	62,379
Provision for income taxes	8,272	8,408	29,259	24,805

Income from continuing operations	$2,341	$14,558	$32,666	$37,574

Reconciliation of income from continuing operations to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$2,341	$14,558	$32,666	$37,574
Interest expense, net	4,423	(146)	4,288	(609)
Depreciation and amortization	5,277	3,789	16,242	12,226
Provision for income taxes	8,272	8,408	29,259	24,805
Impact of the deferred revenue fair value adjustment	—	—	—	—
Acquisition related costs	18,023	—	20,752	—
Share-based compensation	2,467	1,982	6,691	6,144

Adjusted EBITDA	$40,803	$28,591	$109,898	$80,140

Adjusted EBITDA Margin	29.3%	23.5%	27.2%	22.7%

Revenue

Revenue increased 14.4%, or $17.5 million, in the three months ended September 30, 2012 compared to the same period in 2011. Revenue increased 14.3%, or $50.6 million, in the nine months ended September 30, 2012 compared to the same period of 2011. CEB Segment Contract Value increased 10.6% from September 30, 2011 to 2012.

The three and nine month increases were primarily due to an increase in sales bookings to new and existing members and $4.3 million of revenue in the three months and $11.2 million of revenue in the nine months from the Baumgartner and Valtera acquisitions.

Costs and Expenses

Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related expenses, facilities costs, deferred compensation, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British Pound all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss these major components of costs and expenses on an aggregated basis below:

•

Compensation and related costs, including salaries, payroll taxes and benefits, increased $6.5 million in the three months ended September 30, 2012 to $55.0 million from $48.5 million in three months ended September 30, 2011. Compensation and related costs increased $19.4 million in the nine months ended September 30, 2012 to $164.3 million from $144.9 million in nine months ended September 30, 2011. These increases were primarily due to headcount and salary increases, as well as the Baumgartner and Valtera acquisitions.

•

Variable compensation, consisting of sales commissions and annual bonuses, increased $0.4 million in the three months ended September 30, 2012 to $15.1 million from $14.7 million in three months ended September 30, 2011. The increase was primarily due to an increase in bonus expense due to higher headcount and improved financial performance. Variable compensation increased $4.5 million in the nine months ended September 30, 2012 to $44.9 million from $40.4 million in the nine months ended September 30, 2011. The increase was primarily due to a $3.2 million increase in bonus expense due to higher headcount and improved financial performance. Additionally, sales commission expense increased $1.1 million in the nine months ended September 30, 2012 due to higher sales bookings.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations increased $0.2 million in the three months ended September 30, 2012 to $6.5 million from $6.3 million in the three months ended September 30, 2011. Allocated facilities costs remained unchanged at $20.1 million for each of the nine months ended September 30, 2012 and 2011.

•

Our operating expenses are impacted by currency fluctuations, primarily in the value of the British Pound compared to the US dollar. The value of the British Pound versus the US dollar was approximately $0.03 and $0.04 lower, on average, in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Costs incurred for foreign subsidiaries, including SHL, will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our CEB UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services

Cost of services increased 13.7%, or $5.6 million, in the three months ended September 30, 2012 from three months ended September 30, 2011. Cost of services increased 11.0%, or $13.7 million, in the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Compensation and related	$26,382	19.0	$22,837	18.8	$78,621	19.5	$68,429	19.4
Variable compensation	4,497	3.2	4,293	3.5	13,960	3.5	11,880	3.4
Allocated facilities	2,705	1.9	2,713	2.2	8,237	2.0	8,318	2.4
Third-party consulting	2,971	2.1	2,969	2.4	9,091	2.3	8,972	2.5
Travel and related	2,767	2.0	2,255	1.9	8,501	2.1	7,388	2.1
Share-based compensation	822	0.6	736	0.6	2,475	0.6	2,359	0.7
Deferred compensation expense (benefit)	244	0.2	(950)	(0.8)	546	0.1	(654)	(0.2)

In the three months ended September 30, 2012, the $3.5 million increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams and headcount obtained from the Baumgartner and Valtera acquisitions. The $0.5 million increase in travel and related costs was due to increased costs incurred in the delivery of advisory and research services.

In the nine months ended September 30, 2012, the $10.2 million increase in compensation and related costs was primarily due to headcount increases relating to investments in our product research and delivery teams and headcount obtained from the Baumgartner and Valtera acquisitions. The $2.1 million increase in variable compensation is due to an increase in the estimated annual bonus payouts for 2012 compared to 2011 which is primarily the result of headcount increases. The $1.1 million increase in travel and related costs was due to increased costs incurred in the delivery of advisory and research services.

Cost of services expense as a percentage of revenue was 33.5% and 34.1% in the three and nine months ended September 30, 2012, respectively, compared to 33.7% and 35.1% in the three and nine months ended September 30, 2011, respectively.

Member relations and marketing

Member relations and marketing increased 10.4%, or $3.7 million in the three months ended September 30, 2012 from the three months ended September 30, 2011. Member relations and marketing increased 9.6%, or $10.3 million, in the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Compensation and related	$20,661	14.9	$17,853	14.7	$60,351	15.0	$53,209	15.1
Variable compensation	8,909	6.4	8,877	7.3	25,804	6.4	24,333	6.9
Allocated facilities	2,869	2.1	2,791	2.3	8,714	2.2	8,885	2.5
Third-party consulting	749	0.5	549	0.5	2,134	0.5	1,412	0.4
Travel and related	2,600	1.9	2,722	2.2	8,211	2.0	8,155	2.3
Share-based compensation	480	0.3	351	0.3	1,328	0.3	1,049	0.3
Deferred compensation expense (benefit)	227	0.2	(439)	(0.4)	509	0.1	(302)	(0.1)

In the three and nine months ended September 30, 2012, the increase in compensation and related costs was primarily due to headcount increases relating to additional capacity and support for our sales teams.

Member relations and marketing expense as a percentage of revenue was 28.7% and 28.9% in the three and nine months ended September 30, 2012, respectively, compared to 29.7% and 30.2% in the three and nine months ended September 30, 2011, respectively.

General and administrative

General and administrative increased 1.5%, or $0.2 million, in the three months ended September 30, 2012 from the three months ended September 30, 2011. General and administrative increased 0.9%, or $0.4 million, in the nine months ended September 30, 2012 from the nine months ended September 30, 2011. The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Compensation and related	$7,975	5.7	$7,772	6.4	$25,338	6.3	$23,240	6.6
Variable compensation	1,651	1.2	1,541	1.3	5,098	1.3	4,173	1.2
Allocated facilities	940	0.7	847	0.7	2,833	0.7	2,861	0.8
Third-party consulting	1,049	0.8	1,823	1.5	3,629	0.9	5,161	1.5
Share-based compensation	1,160	0.8	887	0.7	2,974	0.7	2,751	0.8
Deferred compensation expense (benefit)	96	0.1	(456)	(0.4)	214	0.1	(314)	(0.1)

In the three months ended September 30, 2012, third-party consulting expense decreased $0.8 million primarily related to a decrease in the use of consultants.

In the nine months ended September 30, 2012, the $2.1 million increase in compensation and related costs was primarily due to headcount increases and headcount obtained from the Baumgartner and Valtera acquisitions. The $0.9 million increase in variable compensation is due to an increase in the estimated annual bonus payouts for 2012 compared to 2011 which is primarily the result of headcount increases and improved financial performance. Third-party consulting expense decreased $1.5 million primarily related to a decrease in the use of consultants. Additionally, there was a $0.6 million charge in the nine months ended September 30, 2011 for the fair value of the Iconoculture contingent consideration.

General and administrative expense as a percentage of revenue was 11.0% and 11.8% in the three and nine months ended September 30, 2012, respectively, compared to 12.4% and 13.3% in the three and nine months ended September 30, 2011, respectively.

Depreciation and amortization

Depreciation and amortization increased 39.3%, or $1.5 million, in the three months ended September 30, 2012 primarily due to a $0.7 million increase in amortization related to intangible assets resulting from acquisitions and an increase in depreciation related to fixed asset purchases and fixed assets acquired from Valtera and Baumgartner.

Depreciation and amortization increased 32.8%, or $4.0 million, in the nine months ended September 30, 2012 primarily due to a $2.1 million increase in amortization related to intangible assets resulting from acquisitions and an increase in depreciation related to fixed asset purchases and fixed assets acquired from Valtera and Baumgartner.

Depreciation and amortization expense as a percentage of revenue was 3.8% and 4.0% in the three and nine months ended September 30, 2012, respectively, compared to 3.1% and 3.5% in the three and nine months ended September 30, 2011, respectively.

Loss from discontinued operations, net of provision for income taxes

On December 30, 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million subject to a customary post-closing working capital adjustment. As a result, the operations of Toolbox.com have been classified as discontinued operations.

SHL Segment

The financial results presented below include the results of operations for the SHL segment for the period from August 2, 2012 to September 30, 2012.

Period from August 2, 2012 to September 30, 2012
Revenue	$25,620
Costs and expenses:
Cost of services	13,528
Member relations and marketing	7,043
General and administrative	3,787
Acquisition related costs	534
Depreciation and amortization	6,019

Total costs and expenses	30,911

Operating loss	(5,291)
Other expense, net
Interest income and other	395
Interest expense	(414)

Total other expense, net	(19)

Loss before provision for income taxes	(5,310)
Provision for income taxes	(2,513)

Loss from continuing operations	$(2,797)

Reconciliation of Revenue to Adjusted Revenue

Period from August 2, 2012 to September 30, 2012
Revenue	$25,620
Impact of the deferred revenue fair value adjustment	8,386

Adjusted EBITDA	$34,006

Reconciliation of income from continuing operations to Adjusted EBITDA

Period from August 2, 2012 to September 30, 2012
Income from continuing operations	$(2,797)
Interest expense, net	—
Depreciation and amortization	6,019
Provision for income taxes	(2,513)
Impact of the deferred revenue fair value adjustment	8,386
Acquisition related costs	534
Share-based compensation	26

Adjusted EBITDA	$9,655

Adjusted EBITDA Margin	28.4%

Revenue

Revenue in the period from August 2, 2012 to September 30, 2012 was $25.6 million. Deferred revenue at the acquisition date was recorded at fair value which was estimated based on the cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was $34.0 million. The impact of the deferred revenue fair value adjustment was $8.4 million in the three months ended September 30, 2012. It is expected that the acquisition date deferred revenue will be recognized through 2014.

Cost of services

Cost of services in the period from August 2, 2012 to September 30, 2012 totaled $13.5 million and consisted primarily of $9.7 million of compensation and related costs, $1.8 million of overhead including supplies and telecom, $0.8 million of facilities costs and $0.6 million of incentives related primarily to annual bonuses.

Member relations and marketing

Member relations and marketing in the period from August 2, 2012 to September 30, 2012 totaled $7.0 million and consisted primarily of $4.4 million of compensation and related costs, $0.8 million of sales related incentives, $0.4 million of overhead and $0.3 million of facilities.

General and administrative

General and administrative in the period from August 2, 2012 to September 30, 2012 totaled $3.8 million and consisted primarily of $2.1 million of compensation and related costs, $0.3 million of third-party consulting, $0.3 million of overhead, $0.2 million incentives relating to annual bonuses, and $0.2 million of facilities.

Depreciation and amortization

Depreciation and amortization in the period from August 2, 2012 to September 30, 2012 totaled $6.0 million and consisted primarily of $4.9 million of amortization of intangibles from the acquisition. The remaining $1.1 million relates to the depreciation of property and equipment.

Recent Accounting Pronouncements

See the notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Liquidity and Capital Resources

Historically, cash flows generated from operating activities have been our primary source of liquidity. In March 2011, we entered into a $100 million five-year senior unsecured, revolving credit facility with certain lenders (the “Prior Credit Facility”). On July 2, 2012, we entered into a senior secured credit agreement in connection with the execution of the sale and purchase agreement related to the acquisition of SHL, which credit agreement was amended and restated on July 18, 2012, and again on August 1, 2012 (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan A in an aggregate principal amount of $275 million (the “Term A Loan Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term B Loan Facility” and together with the Term A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility”, and together with the Term A Loan Facility and the Term B Loan Facility, the “Senior Secured Credit Facilities”).

On August 2, 2012, in connection with the closing of the acquisition of SHL, the full amounts of the Term A Loan Facility and the Term B Loan Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition to the net proceeds from the Senior Secured Credit Facilities, we used approximately $121 million of our available cash on hand to pay the purchase price. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Prior Credit Facility, which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. Upon termination of the Prior Credit Facility, all of the commitments (including the previous letters of credit) under it were released.

In February 2012, we completed the acquisition of Valtera. We acquired 100% of the equity interests of Valtera for an initial cash payment of $22.4 million less cash acquired of $1.9 million. The initial cash payment includes $4.7 million which was placed in escrow and will be held until March 15, 2013 at which point the funds will be released to the sellers.

In September 2011, we completed the acquisition of Baumgartner. We acquired 100% of the equity interests of Baumgartner for an initial cash payment of $6.4 million less cash acquired of $1.0 million. We will be required to pay up to an additional $1.5 million at various times prior to September 30, 2013.

We had cash and cash equivalents and marketable securities of $58.2 million and $143.9 million at September 30, 2012 and December 31, 2011, respectively. We believe that existing cash and cash equivalents, marketable securities balances, and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. In addition, available borrowings under the Revolving Credit Facility were approximately $64 million at September 30, 2012. We may make investments in, or acquisitions of, complementary businesses, which could require us to seek additional financing as an additional source of liquidity for permitted acquisitions, which may not be available on acceptable terms or at all.

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$77,329	$58,081
Net cash used in investing activities	$(676,124)	$(3,737)
Net cash provided by (used in) financing activities	$518,237	$59,145)

Our principle uses of cash have been to fund acquisitions, capital expenditures, share repurchases, and pay dividends. Our primary uses of cash in the future will also include debt service requirements.

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable, accrued expenses, accrued compensation expense and deferred revenue. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Net cash provided by operating activities increased by $19.2 million to $77.3 million for the nine months ended September 30, 2012 from $58.1 million for the nine months ended September 30, 2011. The increase in net cash provided by operating activities was primarily due to smaller increases in the payment of accrued incentives and accounts payable for 2012 as compared to the same period of 2011.

Net cash used in investing activities for the nine months ended September 30, 2012 was $676.1 million as compared to $3.7 million for the nine months ended September 30, 2011. In 2012, we used $669.5 million for acquisitions, including $654.0 million for our third quarter acquisition of SHL, compared to $5.8 million in 2011. Our capital expenditures have also increased by $4.2 million to $11.8 million in 2012 compared to $7.6 million in 2011. We estimate that capital expenditures to support our infrastructure will be between $18.0 million and $20.0 million in 2012.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $518.2 million as compared to net cash used of $59.1 million for the nine months ended September 30, 2011. In 2012, we obtained financing for our acquisition of SHL in the amount of $555.0 million, partially offset by credit facility issuance costs of $19.2 million. Additionally, we repurchased 1.3 million shares for $40.3 million in 2011 with no repurchases in 2012. We also paid $3.7 million in contingent consideration in 2011. Dividend payments increased from $15.4 million in 2011 to $17.6 million in 2012 due primarily to our dividend rate increase from $0.15 per share to $0.175 per share beginning in the first quarter of 2012.

Commitments and contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had liabilities of $5.9 million at September 30, 2012 and $3.0 million at December 31, 2011, relating to certain sales and use tax regulations for states in which we sell or support our goods and services. The liability at September 30, 2012 includes $2.6 million recorded in the preliminary purchase price allocation for SHL.

The preliminary purchase price allocation for SHL included an unrecognized tax benefit and related penalties and interest of $5.9 million and is included in Other liabilities in the consolidated balance sheet at September 30, 2012.

Contractual obligations

Our contractual obligations changed materially from prior periods because of the SHL acquisition and the following table summarizes our known contractual obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (In Thousands) at September 30, 2012
	Total	YE 2012*	YE 2013	YE 2014	YE 2015	YE 2016	Thereafter
Senior Secured Credit Facilities (1)	$683,505	$5,714	$35,736	$35,257	$44,658	$43,909	$518,231
Operating lease obligations	583,298	10,997	42,815	41,780	41,426	41,580	404,700
Deferred compensation liability	20,026	2,361	1,335	883	489	870	14,088
Purchase commitments	21,983	—	9,261	6,788	5,934	—	—

Total	$1,308,812	$19,072	$89,147	$84,708	$92,507	$86,359	$937,019

	Sublease Receipts by Period (In Thousands) at September 30, 2012
	Total	YE 2012	YE 2013	YE 2014	YE 2015	YE 2016	Thereafter
Subleases receipts	$285,584	$3,615	$14,561	$13,983	$16,612	$17,028	$219,785

*	For the three months ended December 31, 2012

(1)	Includes interest expense calculated using the variable interest rates at September 30, 2012 of 3.23% for the Term A Loan Facility and Revolver and 5.0% for the Term B Loan Facility. We may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. The amounts presented in the tables above do not reflect the acceleration of mandatory prepayments that we may be required to pay.

Not included in the table above are unrecognized tax benefits of $7.0 million.

Off-Balance Sheet Arrangements

At September 30, 2012 and December 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Forward-looking statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements using words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions are intended to identify forward-looking statements. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the impact of the SHL acquisition and related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the U.S. Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services, the sale of additional programs to existing members and our ability to attract new members, our potential failure to adapt to changing member needs and demands, our potential failure to develop and sell, or expand sales markets for, our SHL tools and services, our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues, fluctuations in operating results, our potential inability to protect our intellectual property rights, our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data, potential confusion about our rebranding, including our integration of the SHL brand, our potential exposure to loss of revenue resulting from our unconditional service guarantee, exposure to litigation related to our content, various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets, changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, our potential inability to make, integrate and maintain acquisitions and investments, the amount and timing of the benefits expected from acquisitions and investments including our acquisition of SHL, our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of the SHL or any additional indebtedness we may incur in the future, our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations, and our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and possible volatility of our stock price. In Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2011 Annual Report on Form 10-K other than as described below relating to changes in interest rates for the Company’s Senior Secured Credit Facilities.

Borrowings under the Senior Secured Credit Facilities bear interest at rates based on the ratio of the Company’s and its subsidiaries consolidated first lien indebtedness to the Company’s and its subsidiaries consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Credit Agreement. The annual interest rate on the Term A Loan Facility and Revolver was 3.23% and the annual interest rate on the Term Loan B Facility was 5.0% at September 30, 2012. A hypothetical increase or decrease of 10% in the LIBOR rate (before the applicable margin) would impact interest expense by $0.1 million for the Term A Loan Facility and Revolver and would not impact interest expense for the Term B Loan Facility since the LIBOR rate would still be below the applicable margin.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported when required and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There have not been any changes, other than potential changes relating to our acquisition of SHL, in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 2, 2012, we completed the acquisition of SHL, which significantly expanded our business operations. We are currently in the process of integrating the operations, processes and internal controls of SHL, and have therefore excluded them from management’s evaluation of material changes in our internal control over financial reporting as of September 30, 2012.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below in this Part II, “Item 1A. Risk Factors,” which supersedes in all respects the risk factor disclosure set forth in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K.

The risks discussed below and elsewhere in this Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition, and operating results. In addition, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially and adversely affect our business, financial condition, and operating results.

Risks related to our business

We may fail to attract new members to our CEB programs, services, and products, obtain renewals from existing members, or sell additional programs, services, and products.

We derive the majority of our revenue from annual memberships for our CEB programs, products and services. Revenue growth depends on our ability to attract prospects to their first membership, sustain a high renewal rate of existing memberships, and sell additional products and services to existing members. This depends on our ability to understand and anticipate market and pricing trends and members’ needs, deliver high-quality and timely products and services to members, and deliver products and services that are more desirable than those of our competition. A significant and increasing part of our business focuses on talent management considerations within the organizations that we serve. Failure to achieve new member additions, to deliver acceptable member renewal rate levels, or to cross-sell additional memberships to existing members at the level we forecast, could materially and adversely affect our operating results.

If we do not retain CEB members for the duration of their membership terms, we would suffer a loss of future revenue due to our service guarantee.

We offer a service guarantee to most CEB research program members under which a member may request a refund of the membership fee. When available, refunds are provided on a proportionate basis relative to the unused period of the membership term. Requests for refunds by a significant number of our members could adversely affect our operating results and future growth. Failure to retain members at the level we forecast could materially and adversely affect our operating results.

We may have difficulty anticipating CEB member needs and demands, providing relevant support and advice, and developing new, profitable products and services.

Our CEB programs, products, and services provide insights, information, advice, and tools to business executives and professionals. Our continuing and future success depends on our ability to anticipate changing market trends and adapt our products and services to the evolving needs of our members, including in new and developing industries, business sectors, government entities, and geographies. The industries, business sectors, government entities, and geographies that we serve undergo frequent changes, which present significant challenges to our ability to provide members and prospects with current and timely products and services. A significant and increasing part of our business focuses on talent management considerations within the organizations that we serve. If the new programs, products, and services we have developed are not timely or relevant, we may experience increased member turnover, lower new business and renewal bookings, and decreased cross-sales of additional products and services to existing members, which would adversely affect our operating results and future growth.

We may fail to continue to effectively develop, validate, support, and sell employment assessment and talent measurement tools and services in our SHL business or extend our sales of those tools and services to new markets and geographies.

Our SHL business develops, validates, supports, and sells employment assessment and talent measurement tools and services for pre-hire testing and post-hire employee development, which is a segment of the human capital management sector. These tools and services are based on the use of science and data to develop a talent strategy for clients that is linked to business results. Revenue growth in the SHL business depends on our expertise, our ability to continue to develop predictive assessment intellectual property, our cloud-based SaaS platform, our proprietary database, and a continuing and growing interest in managing talent through analytics specifically and in human capital management generally. Failure to maintain our expertise, develop additional and validated predictive assessment and measurement tools, extend the adoption of SaaS and SaaS-related efforts as a mechanism for delivering our SHL products and services, expand our proprietary database, or a slowing or uneven interest in managing talent through analytics either in our existing or in developing markets, could materially and adversely affect our operating results.

We may not compete successfully and, as a result, may experience reduced or limited demand for our CEB programs, products, and services.

The broad advisory services industry, as well as the human capital management sector, we operate in is a highly competitive industry with low barriers to entry, numerous substitute products and services, shifting strategies and market positions including consolidation, many differentiators, and large global providers. We generally compete against traditional consulting firms, benchmarking firms, research and data analytic firms, training and development firms, trade associations, nonprofit organizations, and research and database companies, as well as providers of free content over the Internet and through other delivery channels. Many of our competitors are significantly larger than we are, have greater resources, and have the ability to grow and make transformative moves in the marketplace for human capital management solutions. We also compete against new entrants from the SaaS or data analytics industries, as well as against developing technologies such as social media, business intelligence software, and workflow software. To compete successfully and achieve our growth targets, we must successfully serve new and existing members with current products and services while developing and investing in new and competitive products and services for US and international members. Our failure to compete effectively with our competitors, both in terms of the quality and scope of our products and services, and in terms of price, could adversely affect our operating results and future growth.

We may not compete successfully and, as a result, may experience reduced or limited demand for our SHL employment assessment and talent measurement tools and services.

The employment assessment and talent measurement business, which is within the larger human capital management industry, is a highly competitive and developing industry with numerous specialist players. Our SHL business generally competes against role or geographic focused assessment companies, SaaS providers, professional/consulting services, and data analytics firms. To compete successfully and achieve our growth targets for the SHL business, we must continue to support and develop scientifically-developed, IP-based assessment and analytics solutions; maintain and grow our proprietary database; deliver demonstrable return on investment to clients; support our products and services globally; support our cloud-based technology; and continue to provide consulting and training to support our assessment products. Our failure to compete effectively with our competitors could adversely affect our operating results and future growth.

We may be unable to protect our intellectual property.

Our success is dependent on our intellectual property. We rely on a combination of laws and contractual arrangements to protect our proprietary rights in our CEB and SHL products and services. We cannot assure that the steps we have taken to protect our intellectual property rights will be adequate to deter negligent or intentional misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights, particularly as we expand our business to new geographies, where the legal and regulatory framework related to the protection of intellectual property may be less robust than in the US and Europe. If substantial and material unauthorized uses of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights, and we might not prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our CEB programs, products, services or SHL employment assessment and talent measurement tools would be adversely affected. In addition, we may be subject to infringement claims as we become more well-known to non-practicing entities, sometimes referred to as patent trolls, that acquire and assert patents against other entities.

We may be exposed to litigation.

As a publisher and distributor of original research, analysis, and surveys, a user of third-party content, an on-line content provider through our products and services, and a developer and provider of employment assessment and talent measurement tools, we face potential liability for trademark and copyright infringement, discriminatory impact, and other claims based on our products and services. Any such litigation, regardless of the merits and whether or not resulting in a judgment against us, could subject us to reputational harm and have a material adverse effect on our operating results. In addition, certain SHL measurement and assessment products may carry risks of litigation for claims of non-compliance with employment laws related to hiring and promotion. To the extent clients choose not to purchase these SHL products, or to the extent these claims are successful, these obligations would have a negative impact on our cash flow, results of operations and financial condition.

We may experience confusion about our brand.

Market perceptions of our brand and reputation affect our ability to attract and retain members and clients. In 2012, we rebranded the company, which involved rebranding our parent brand as well as several of our subsidiary brands. We also completed the acquisition of SHL. If our members and clients, or prospective members or clients, are confused by the rebranding of CEB and its subsidiaries or by CEB’s acquisition of SHL, we may be unable to extend the CEB brand, subsidiary brands, or the SHL brands into existing or target markets, which could adversely affect our operating results and future growth.

Continuing uncertainty in the global economy and the financial markets, particularly in Europe and emerging markets and in the financial services sector, as well as the current political situation in the United States, could adversely impact our business, results of operations, financial condition, and liquidity.

Continuing global economic and financial market uncertainty, as well as the ongoing impact of the recent recession, particularly in Europe, and in the financial services sector, as well as the current political situation in the United States, could materially and adversely affect our business, results of operations, financial condition, and liquidity. These conditions also could materially and adversely impact our existing and prospective members and clients, vendors, business partners, and growth prospects. If we are unable to successfully anticipate or adapt to uncertain or changing economic, financial, market, and government conditions, we may be unable to effectively plan for and respond to these changes, and our business could be materially and adversely affected. While we market and sell our products and services throughout the year, a significant percentage of our new business and renewal bookings within CEB historically have taken place in the first and fourth quarters of the year. Significant economic uncertainty or political dysfunction during these time periods could have a disproportionately adverse effect on our current and future financial results. In addition, the continuing global economic uncertainty and slowing growth could reduce the overall demand for professional information services and human capital management resources as global companies and government entities continue to manage purchasing, departmental budgets, company-wide discretionary spending; and reduce or manage their focus on talent management solutions. At December 31, 2011, approximately 20% of the Contract Value for our CEB programs, products, and services was attributable to the financial services sector. Instability in the economy or in the financial services sector, government dysfunction, reductions in talent management budgets, and a reduced focus on talent development resulting from slow economic growth, could have a negative effect on our current and future financial results.

We are subject to a number of risks as a U.S. government contractor, which could harm our reputation, result in fines or penalties against us and/or adversely impact our financial condition.

Our PDRI products, as well as our membership products tailored for public sector institutions, provide services to U.S. government agencies and therefore expose us to risks and added costs associated with government contracting, as well as risks of doing business with the federal government more generally. Our failure to comply with applicable laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. government, civil fines and damages and criminal prosecution and penalties, any of which could cause our actual results to differ materially from those anticipated. In addition, a government shutdown or other dysfunction could result in contract terminations and slowing sales, which could cause our actual results to differ materially from those anticipated.

U.S. government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit our U.S. government contracts and contractors’ administration processes and systems. An unfavorable outcome to an audit by the DCAA or another agency could cause our results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we would suffer serious harm to our reputation if allegations of impropriety were made against us. Each of these factors could cause actual results to differ materially from those anticipated. In addition, a reduction in government spending could negatively impact our results.

Risks related to our operations

Our acquisition of SHL, as well as our other smaller acquisitions, involve risks that differ from or are in addition to those faced by our existing operations and the SHL acquisition, as well as our smaller acquisitions, may not achieve their anticipated results.

In acquiring SHL, we expected that we would be able to realize various benefits, including, among other things, cross-selling and revenue enhancement opportunities, new product development, geographic expansion, cost savings, and operating efficiencies.

The SHL acquisition brings us capabilities and intellectual properties that address gaps in member and client needs and workflows in the human capital management sector. The acquisition involves financial, operational, human resources, business, legal, and regulatory risks that differ from or are in addition to those faced by our ongoing operations, including: difficulties in accurately valuing the SHL business; difficulties and costs of integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of SHL; assumption of potential unknown risks and liabilities; difficulties achieving the target synergies, efficiencies, and cost savings; more cyclicality than exists in our CEB products and services; failure to retain key personnel and members; entry into and ongoing management of new geographical or product markets; exposure under acquisition-related agreements; the diversion of financial and management resources; the integration of a different set of products and services into our existing operations; and the integration of a new business segment while we are continuing to operate our existing business. As a result, we may not be able to achieve the expected benefits of the SHL acquisition, which could adversely affect our operating results and future growth. The SHL acquisition involves additional costs and has resulted in increased debt or contingent liabilities. It could also result in adverse tax consequences, additional share-based compensation expense, and the recording of amortization of amounts related to certain purchased intangible assets, any of which could adversely impact our operating results.

We may be unable to integrate the operations of SHL in the manner expected.

Our ability to achieve the anticipated benefits of the SHL acquisition is subject to a number of uncertainties, including whether SHL can be integrated in an efficient, effective, and timely manner with our historical business. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees; brand confusion; loss of employee morale and engagement; the disruption of our businesses, processes, and systems; and inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements; any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition as and when expected or at all. We may have difficulty effectively addressing possible differences in corporate cultures and management philosophies between the historical business of CEB and the business of SHL. In January 2011, SHL acquired PreVisor, and the integration of that business could in turn affect the timing, efficiency, and effectiveness of our integration of the broader SHL business. In addition, we may have difficulty effectively integrating information technology platforms, systems, and processes, and the IT integration may be more expensive and more difficult than we anticipated. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenue and efficiencies from the SHL acquisition and could adversely affect our future business, financial condition, operating results and prospects.

Our international operations, which have increased significantly with our acquisition of SHL, involve special risks.

Although we have had operations outside of the United States for a number of years, our recent acquisition of SHL has significantly expanded our non-US operations. We expect to continue our international expansion, and our international revenue is expected to account for an increasing portion of our revenue in the future.

Our international operations, particularly with the acquisition and ongoing integration of SHL, involve risks that differ from or are in addition to those faced by our U.S. operations, including:

•	difficulties in developing products, services, and technology tailored to the needs of members and clients around the world, including in emerging markets;

•	difficulties in serving members and clients around the world, including in emerging markets;

•	different employment laws and rules and related social and cultural factors that could result in cyclical fluctuations in use and revenue;

•	reliance on distributors and other third parties for sales and support of our SHL products;

•	cultural and language differences;

•	limited recognition of the “CEB” and “SHL” brands;

•

different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, and trade sanctions, and other barriers to conducting business;

•	greater difficulties in managing our operations outside of the U.S.;

•	different or less stable political, operating, and economic environments and market fluctuations;

•	civil disturbances or other catastrophic events that reduce business activity;

•	higher operating costs;

•	lower operating margins;

•	differing accounting principles and standards;

•	currency fluctuations between the U.S. dollar and foreign currencies that could adversely affect financial and operating results; and

•	restrictions on or adverse tax consequences from the repatriation of earnings and trapped foreign losses.

Because significant international expansion occurred as a result of a single acquisition that was completed in a relatively short period of time during 2012, we are still in the process of integrating our U.S. and non-U.S. management, operating activities, personnel, compliance, and information technology framework. If we are not able to efficiently adapt to or effectively manage our business in markets outside of the United States, our business prospects and results of operations could be negatively impacted.

We may fail to adequately operate, maintain, and protect our information technology infrastructure.

We use our information technology infrastructure to serve our global membership and clients and support our employees and operations. Our failure to make the capital infrastructure expenditures and improvements necessary to meet our internal operational and business needs, including the integration of the CEB and SHL infrastructures, and to address information security, privacy, data management, business continuity, and other issues related to our infrastructure as well as with the infrastructure of our vendors, could adversely affect our development of new products and services, delivery of existing products and services, operating results, future performance, and reputation. Our failure to optimize or protect our information technology infrastructure could result in interruptions to our business and operations, which could materially affect our operating results, future growth, and reputation.

We may fail to adequately protect our member and client data.

In the normal course of operations, we collect and maintain confidential and sensitive data, including personal information, from our members and clients for our CEB and SHL products and services. We rely on a complex network of technical safeguards and internal controls to protect this data. Our failure to adequately protect this data, including our failure to continue to improve our internal controls or our failure to prevent the misuse of or misappropriation of member and client data could result in data loss, corruption, or breach. If a data loss, corruption, or breach occurs, we could be exposed to litigation from our members and clients, our reputation could be harmed, and we could lose existing and have difficulty attracting new members and clients, all of which could adversely affect our operating results.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of data processed and stored on those systems and networks. While we attempt to mitigate these risks by employing a number of administrative, technical, and physical safeguards, including employee training; technical security controls; comprehensive monitoring of our networks and systems; and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to various threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information; improper use of our systems and networks; manipulation and destruction of data; defective products; production downtimes; and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and operating results.

Interruptions in service at our data centers could adversely affect our business.

CEB delivers its programs, products, and services, including its SHL products, to members primarily through online means. SHL’s product hosting infrastructure recently has been moved in-house, and we have implemented plans and procedures to address service interruptions in each of our product infrastructures. However, we could experience natural disasters, power loss, cyber attacks, operator error, or similar events, which could cause an interruption in service or damage to our facilities and/or data. Our disaster recovery and business continuity plans and procedures may address many of the potential service interruptions, but these safeguards may not be adequate to prevent interruptions from certain causes or unforeseen types of events. Such service interruptions could prevent us from providing services to our members and clients or cause us to violate service level agreements with our members, which could negatively affect our ability to retain existing members and clients and attract new members and clients.

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our operating results.

In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in our 2011 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as discussed in Note 2 to our consolidated financial statements included in our 2011 Annual Report on Form 10-K, we make certain estimates, including decisions related to provisions for uncollectible revenue, income taxes, and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our operating results.

If there are any material weaknesses in disclosure controls and procedures or internal control over financial reporting of SHL, this could adversely impact our ability to provide timely and accurate financial information and other material public disclosures.

Our acquisition of SHL, which we completed on August 2, 2012, significantly expanded our business operations. While we have completed numerous acquisitions in the past, the SHL acquisition is significantly larger than any of those prior acquisitions. Accordingly, SHL will have a much more significant impact on our business, financial results and financial condition.

The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. While we have made every effort to thoroughly understand SHL’s processes, our integration and evaluation of those processes is ongoing, and there can be no assurance that we will not encounter operational and financial reporting difficulties impacting our controls and procedures as we integrate the business of SHL. As a result, and particularly in light of the broad geographic scope of the SHL business and the fact that SHL was not a public reporting company in the United States subject to the rules and regulations of the Securities and Exchange Commission or the listing requirements of the New York Stock Exchange, we may be required to modify our disclosure controls and procedures or our internal control over financial reporting to accommodate the newly acquired operations, and we may also be required to remediate any historic weaknesses or deficiencies that we may discover at SHL. Our review and evaluation of disclosure controls and procedures and internal control over financial reporting of SHL will take time and require additional expense. In addition, if they are not effective on a timely basis, this could adversely affect our business, as well as our ability to provide timely and accurate financial information or other material public information. This also could adversely affect investors’ and the market’s perception of our company.

The acquisition of SHL may not be accretive to earnings, which may negatively affect the market price of our common stock.

The acquisition of SHL may not be accretive to earnings per share in 2013, which will be the first full year following completion of the acquisition. This is based on preliminary estimates that are subject to change. We could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated from the acquisition on a timely basis or at all or be subject to other factors, and that could adversely affect preliminary estimates. Any of these factors could cause a decrease in our earnings per share or decrease or delay the accretive effect of the acquisition.

We may incur unexpected transaction fees and acquisition-related costs in connection with the SHL acquisition.

We expect to incur a number of non-recurring expenses associated with the completion of the SHL acquisition, as well as expenses related to combining the operations of the two companies. We may incur additional unanticipated costs in the integration of the historical businesses of CEB and the business of SHL. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and acquisition-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

Under accounting principles generally accepted in the United States, our acquisitions have been accounted for under the acquisition method. We test goodwill and intangible assets with indefinite lives for impairment annually, in the fourth quarter of each year, and between these periods if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated, such as a reduction in our stock price and market capitalization, changes in estimated future cash flows, changes in rates of growth in our industry or in either of our business segments, and ceasing to use portions of our existing leased office space.

At September 30, 2012, the carrying value of the goodwill and other indefinite-lived intangible assets recorded in acquisitions totaled $803.3 million and represents approximately 65% of our total assets of approximately $1.2 billion. To the extent the value of the goodwill or other intangible assets becomes impaired in the future, we will be required to incur non-cash charges relating to such impairment that will be recorded in our consolidated statements of income. These charges could be material and could reduce our reported earnings significantly and adversely affect the market price of our common stock.

The potential for goodwill impairment is increased during a period of economic uncertainty. To the extent we acquire a company (such as SHL) at a negotiated price that reflects, at least in part, anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these charges would reduce our operating results and could cause the market price of our common stock to decline. A slowing recovery or new recession in the United States, a slow recovery or further recession in Europe, and slowing growth in the global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We also are subject to audits in various jurisdictions, and such jurisdictions may assess additional tax against us. Our recent acquisition of SHL, which is based in the United Kingdom and has entities in 19 countries, subjects us to additional tax regimes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or in any of the numerous international jurisdictions where we do business, could have a material effect on our operating results in the period or periods for which that determination is made.

We are subject to foreign currency risk and may not be able to effectively hedge our exposure.

Our operating results are subject to risks related to fluctuations in foreign currency exchange rates. Prices for CEB segment programs, products, and services currently are denominated primarily in US dollars, even when sold outside the United States, although we began offering foreign currency billing to certain members outside of the United States in 2012. Prices for SHL segment tools and services are primarily denominated in the local currency of the SHL customer. SHL customers are primarily located in the United Kingdom, the United States and other parts of Europe and Asia. Many of the costs associated with our international operations are denominated in local currencies, and these costs have increased as a result of the SHL acquisition. We use financial instruments, primarily cash flow hedging instruments, to mitigate a portion of these risks related to our operations in the United Kingdom. The maximum length of time of these hedging contracts is 12 months. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, they may only partially offset any adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, especially if these changes are extreme and occur over a short period of time.

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our Senior Secured Credit Facilities.

Our total consolidated debt as of September 30, 2012 was $555 million, consisting of $275 million under the Term Loan A Facility, $250 million under the Term Loan B Facility and $30 million under the Revolving Credit Facility. In addition, we had approximately $64 million of undrawn availability under the Revolving Credit Facility (after reduction of availability to cover approximately $6 million of outstanding letters of credit).

Prior to our completion of the SHL acquisition on August 2, 2012, we had not historically had any significant outstanding indebtedness or any need to borrow significant funds. Accordingly, the negative and affirmative covenants in a typical bank debt facility, such as our Senior Secured Credit Facilities, have not imposed significant restrictions on the operation of our business. We also have not been required to devote any material portion of our cash flow from operations to debt service payments (including both interest and principal amortization).

Our level of indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under our outstanding debt, which may result in defaults;

•

resulting in an event of default if we fail to comply with the financial and other covenants contained in the credit agreement governing the Senior Secured Credit Facilities, which could result in all of our debt becoming immediately due and payable and could permit the lenders under our Senior Secured Credit Facilities to foreclose on our assets securing such debt;

•

subjecting us to the risk of increased sensitivity to interest rate increases on our outstanding indebtedness, which has a variable rate of interest, which could cause our debt service obligations to increase significantly;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

The terms of our Senior Secured Credit Facilities limit, but do not prohibit, us from incurring additional indebtedness. We and our subsidiaries may incur significant additional indebtedness in the future, which could further exacerbate the risks associated with our existing indebtedness.

We and our subsidiaries may incur significant additional indebtedness, which could further exacerbate the risks associated with our existing indebtedness.

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of our Senior Secured Credit Facilities limit, but do not prohibit, us from incurring additional indebtedness. This may include additional indebtedness under certain circumstances that may also be guaranteed by our domestic subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industries in which we operate and competitive pressures. Our cash flow from operations may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

In the event that we need to refinance all or a portion of our outstanding debt before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be negatively affected.

The covenants in our Senior Secured Credit Facilities impose restrictions that may limit our operating and financial flexibility.

The Senior Secured Credit Facilities includes negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur, assume or suffer to exist liens;

•	make investments and loans;

•	create, incur, assume or suffer to exist additional indebtedness or guarantees;

•	engage in mergers, acquisitions, consolidations, sale-leasebacks and other asset sales and dispositions;

•	pay dividends or redeem or repurchase our capital stock, except in certain specified circumstances;

•	alter the business that we and our subsidiaries conduct;

•	engage in certain transactions with officers, directors, and affiliates;

•	prepay, redeem or purchase other indebtedness;

•	enter into certain burdensome agreements; and

•	make material changes to accounting and reporting practices.

In addition, the Senior Secured Credit Facilities includes financial covenants that require us to maintain a maximum leverage ratio.

Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants contained in our Senior Secured Credit Facilities. If we violate these covenants and are unable to obtain waivers, our debt under the Senior Secured Credit Facilities would be in default and could be accelerated and could permit the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, results of operations or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Risks related to our people

We may be unable to retain key personnel, recruit highly skilled management and employees, or effectively plan for succession, including within the recently acquired SHL business.

Our continued and future success depends on our ability to retain key personnel, including senior leaders, skilled sales and research personnel, and the more than 200 industrial and organizational psychologists who are a critical component of our SHL business; and to hire, train, and retain highly skilled management and employees. We experience intense competition for our personnel from competitors and other businesses wherever we do business. In addition, current and prospective employees may experience uncertainty about their roles as a result of the SHL acquisition. In an effort to reduce risk, we are working to clarify roles and responsibilities in the expanded organization, and we also have employer protection agreements with senior staff that restrict them from competing with and soliciting employees from us following their employment. If we fail to retain key personnel, or to attract, train, and retain a sufficient number of highly skilled management and employees in the future, our operating results and future growth could be adversely affected, and the morale and productivity of our workforce in the near term could be disrupted.

Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to key employees, including within the recently acquired SHL business, could adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition, operating results and prospects. The current CEO and CFO of SHL have announced that they will be transitioning out of their roles effective on December 31, 2012, and the operational transition and knowledge transfer for these roles to experienced SHL management is underway. If we fail to enable the effective transfer of knowledge and facilitate smooth transitions for these and other key personnel, the operating results and future growth for our business could be adversely affected, and the morale and productivity of the our workforce could be disrupted.

We rely on our executive officers, corporate leadership team, and the leaders of our geographic regions and departments for the success of our business.

We rely on our executive officers, our corporate leadership team, and the leaders of our geographic regions and departments to manage our operations. Given the range of our products and services, the scale of our operations, and our geographic scope, particularly following our acquisition of SHL, these executives and senior managers must have a thorough understanding of our product and service offerings and operations, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leaves and we cannot replace them with suitable candidates quickly or at all, or if members of our management team are not able to demonstrate the skills necessary in a global business, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale, and financial results.

We may be unable to extend and maintain our corporate culture, which is a critical part of our success, as we expand geographically and integrate SHL into our existing business.

We believe that a critical contributor to our success to date has been our corporate culture, which we believe fosters product innovation, teamwork, strong member support and service, and employee morale. As we expand, including from the integration of employees from SHL and other businesses that we acquire, as well as by opening offices in new geographies, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel and otherwise adversely affect our future success, business prospects, and client relationships.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
July 1, 2012 to July 31, 2012	99	$45.02	—	$28,063,156
August 1, 2012 to August 31, 2012	2,742	$46.36	—	$28,063,156
September 1, 2012 to September 30, 2012	3,259	$47.09	—	$28,063,156

Total	6,100	$46.73	—

(1)	Represents shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)	Reflects remaining authorization under the $50 million stock repurchase program approved by the Board of Directors in August 2011.

Repurchases may be made from time to time in open market and privately negotiated transactions subject to market conditions. No minimum number of shares has been fixed. We fund our share repurchases with cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: November 9, 2012	By:	/s/ Richard S. Lindahl

Richard S. Lindahl
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012