Form 10-K
period 2012-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2013-03-01
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,370,839,873*.

There were 33,376,415 shares of the registrant’s common stock outstanding at February 24, 2013.

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the registrant’s Proxy Statement relating to its 2013 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

THE CORPORATE EXECUTIVE BOARD COMPANY

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements using words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions are intended to identify forward-looking statements. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies, and objectives of management for future operations, any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the impact of the SHL acquisition and related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the U.S. Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL brand, our potential exposure to loss of revenue resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements; our potential inability to make, integrate, and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments including our acquisition of SHL; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and possible volatility of our stock price. These and various other important factors that could cause actual results to differ from expected or historic results are discussed more fully in this report, including under the heading “Risk Factors” in Item 1A of this report. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date this Annual Report on Form 10-K is filed. We assume no obligation and do not intend to update these forward-looking statements.

When we use the terms “Company,” “CEB,” “we,” “us” and “our” in this Annual Report on Form 10-K, we mean The Corporate Executive Board Company, a Delaware corporation, and its consolidated subsidiaries.

Part I

Item 1.	Business.

Our Company

CEB is a leading member-based advisory company that equips senior executives and their teams with insight and actionable solutions to drive corporate performance. Our mission is to unlock the potential of organizations and leaders by advancing the science and practice of management. We do this by combining the best practices of thousands of member companies with our proprietary research methodologies and human capital analytics. We deliver our products and services to a global customer base primarily through two relationship models: an annual, fixed-fee subscription for membership programs; and engagement-based fees for assessment services, development curriculum, customized analytics reports, and best practice implementation. At December 31, 2012, our member network included approximately 88% of the Fortune 500, 62% of the Dow Jones Asian Titans, and 80% of the FTSE 100. It spans more than 100 countries, 10,000 individual organizations, and 225,000 business professionals.

Our membership programs deliver comprehensive research and advisory services that align with executive leadership roles and enable members to focus efforts to address emerging and recurring business challenges efficiently and effectively. Our member network is integral to our business. Close relationships with our members provide us with the business insights, solutions, and analytics that we use to support executives and professionals during their careers.

In August 2012, we completed the acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), a global leader in cloud-based talent acquisition and talent mobility tools and services for pre-hire testing and post-hire employee development, which is a part of the human capital management sector. In February 2012, we completed the acquisition of Valtera Corporation (“Valtera”), which provides tools and services to assist organizations in hiring, engaging, and developing talent. The SHL and Valtera products deliver rich data, analytics, and insights for assessing and managing employees and applicants, and position clients to achieve better business results through enhanced intelligence on talent and key decision-making processes – from hiring and recruiting, to employee development and succession planning.

Our 2012 acquisitions enable us to combine our best practices, insights, and data from our membership programs with SHL and Valtera’s assessments, predictive analytics, and robust technology platforms. This combination increases our capabilities for helping clients manage talent, transform operations, and reduce risk. Over time, our member network and data sets grow and strengthen the impact of our products and services for our customers.

Our Operating Segments

Since the acquisition of SHL, we have had two operating segments, CEB and SHL. The CEB segment includes our membership programs for senior executives and their teams to drive corporate performance by identifying and building on the proven best practices of the world’s best companies. The SHL segment provides cloud-based solutions for talent assessment and talent mobility as well as professional services to support those solutions. Beginning with the fourth quarter of 2012, Personnel Decisions Research Institutes, Inc. (“PDRI”), a subsidiary acquired as part of the SHL acquisition, is included in the CEB segment. PDRI provides customized personnel assessment tools and services to various agencies of the US government. The SHL segment represents the acquired SHL business except for PDRI.

Who We Serve

We serve executives and professionals in corporate functions at large corporate and middle market institutions in more than 100 countries. The corporate functions, which we consider our primary end markets, are the following:

•	Human Resources;

•	Finance;

•	Legal and Compliance;

•	Sales and Marketing; and

•	Technology.

We also serve operational leaders in the global financial services industry and US government. Senior executives in the financial services industry face unique business challenges arising from factors such as capital and financial markets, the economy, industry competition, litigation, and regulation. Function heads in the US government face management challenges specific to the public sector, often arising from economic, regulatory, environmental, compliance, and labor considerations. For both the financial services industry and the US government, we deliver a product and service portfolio of best demonstrated practices, operational insights, analytical tools, and peer collaboration designed to drive effective executive decision making.

Our Products and Services

We help senior executives and their teams drive corporate performance by equipping them with the actionable insights, analytic tools, and advisory support they need to improve performance. Our model, which we pioneered, helps members address recurring business challenges and unlock timely insight using proven best practices, tools, and analytical insights.

We sell a unique combination of resources to address business challenges:

•

Best Practices and Decision Support. We help our members set direction for their team, function, and company by providing performance insights, benchmarks, and best practices. Through our proprietary research, we identify key economic leverage points and isolate high return-on-investment solutions for members to implement. We offer multiple memberships that align with functional and key industry leadership roles. We deliver our research through various channels, including Web-based resources, interactive workshops, live meetings, and published studies. In addition to the best practices, we create and maintain benchmarking assets with information from executives across industries covering information such as organizational structures, costs and productivity, as well as member experience and service quality. We draw on our expansive executive network to provide our members with insight into their function, how their performance compares to benchmark, and how to achieve improvement. We also provide members with networking opportunities, including through online peer discussion groups, on-request advice, feedback, and other peer interaction at both in-person and virtual events.

•

Talent Management and Measurement. We help organizations select, engage, and align their organizational talent against corporate objectives. Our assessment and development solutions help companies identify and manage talent investments. Our talent management and measurement products generally are implemented into pre-hire and post-hire assessments. These tools and services are based on the use of science and data to develop a talent strategy for clients that is linked to business results. The offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations.

•

Management Tools and Solutions. We help organizations secure performance gains through consulting and technology. We deliver a suite of professional services, including best practice implementation, survey and diagnostic tools, and executive education. We offer targeted survey and diagnostic technology to aid executives in assessing the performance of their functions, processes, and teams. For certain of the best practices that we identify, we provide additional implementation support to executives seeking to improve their functional performance. Finally, for executives seeking to enhance skill development for themselves or their staff members, we deliver a proprietary executive education curriculum supported by e-learning resources. The curriculum may include skills diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty.

Our Business Strategy

Our strategy is to sell our cross-industry products and services to a global customer set of large corporate and middle market institutions. We intend to build on our existing foundation by deepening existing member relationships through renewals and cross-sales; leveraging opportunities in growth markets; and increasing our focus on talent management products through new product development. We intend to continue this strategy through the following efforts:

1.	Delivering Surplus Business Value. We seek to deliver business value through insightful content and support. Our products and services reflect an informed perspective on the critical workflows of senior executives and their teams and are designed to achieve business value by increasing economic growth, managing costs, mitigating risk, and transforming functional operations. In 2013, our teams will focus on continuing to create uniquely valuable content, link it to member workflow through people and technology, and measure the value that we create for our member companies.

2.	Leading the Analytic Transformation of Talent Management. From our interactions with thousands of senior executives across all functional disciplines, we have found that the management of talent has emerged as a critical driver of corporate performance. Companies are beginning to manage talent with the same rigor applied to other corporate assets. As a global provider of human capital analytics, we are positioned to transform how companies make talent decisions. In addition to our legacy best practices research and insights in human resources, the acquisitions of SHL and Valtera greatly enhance our value proposition in the science and practice of talent management. In 2013, we intend to grow relationships with new and existing clients by enhancing our current service offerings – and cultivating a strong new product pipeline – with increased rigor in the management of human capital.

3.	Achieving Brand Recognition That Matches Our Global Impact. We aspire to be the preferred source of guidance and advice for senior executives seeking to improve organizational performance. We develop or acquire compelling, “must have” content in our product domains, so that executives in our core functions will regularly seek our counsel and support for global impact. In 2013, we intend to continue to capture and demonstrate the increasing business value of engaging with CEB, which will further amplify our global brand.

Our Pricing

We believe that we offer a cost-effective alternative to traditional professional, information, and advisory services. For the majority of the CEB segment products and services, membership is for one year, with an annual subscription that is typically payable at the beginning of the contract term. Member subscription price varies by program and may be further adjusted based on a member’s revenue or headcount. We offer discounted pricing schedules and modified terms for members that purchase a large number of memberships. In 2012, no member or client accounted for more than 0.5% of consolidated revenue. Most CEB segment products and services offer a service guarantee, which allows members to request a refund of the fee in the event that they terminate their membership prior to the completion of their membership term. Under the service guarantee, refunds are provided on a pro-rata basis relative to the remaining membership term.

Certain of our products, such as our SHL segment products providing talent measurement and management solutions, have pricing models that are different from our membership products and services:

•

Talent measurement and management solutions provide selection and assessment services to help organizations enhance staff performance, development, and engagement. For clients seeking long-term and/or high volume assessment solutions and monitoring, we provide contracted service subscriptions. For clients seeking more customized assessment services, deployment, or consultation, we provide engagement-specific pricing options.

•

Management tools and solutions product offerings provide customized survey and diagnostic tools, best practice implementation, and executive education to companies seeking premium service support. Generally, these elements are available on a customized fee basis, reflecting the client needs, engagement duration, and required service support. Our executive education offerings provide access, for an annual per-participant fee, to training and development services that may include skills diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty.

•

PDRI performs consulting services, typically on long-term contracts, predominately serving the US government. The PDRI contracts vary between fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort.

Our Competition

We compete with companies that offer customized information and professional service products, such as traditional consulting firms; benchmarking firms; talent screening and assessment providers; background screening companies; recruitment process outsource services firms; executive search and leadership training providers; market research and data analytics firms; and training and development firms. These companies offer a variety of products and services, including market research, performance data, analysis, implementation services, employee surveys, talent assessments, networking opportunities, and educational programs. Our SHL segment generally competes against role or geographic focused assessment companies, SaaS providers, professional/consulting services, and data analytics firms.

Many of our competitors are significantly larger than CEB, have greater resources, and have the ability to grow and make transformative moves in the market for human capital and management solutions. We believe these competitors, in general, charge more for their products and services than we do or offer limited breadth across products, job roles or geographies. We also compete against entities such as trade associations, nonprofit organizations, research and database companies, as well as providers of free content over the Internet and through other delivery channels. We believe that these competitors offer less detailed, less trusted and/or lower-priced research, data or advice, and fewer networking opportunities and educational services. Our direct competitors generally compete with us in a single decision support center, a single corporate function (e.g., information technology), and/or in a specific industry.

We believe that our differentiators include the quality, diversity, and size of our client base and related member network; quality of research and analysis; effectiveness of service and advice; price; breadth, depth, and accessibility of data assets, range, and scope of product and service offerings, brand, and employees. We believe that we provide members and clients with significant value at a lower cost than either an internal research effort or an external consulting contract.

In November 2011, we extended a collaboration agreement with The Advisory Board Company, entered into in 2007, to enhance services to members and explore new product development opportunities. To advance these efforts, which require the companies to share proprietary information related to best practices products and services, agreements include a limited non-competition provision.

Our Employees

We employ individuals from top undergraduate and graduate programs, as well as experienced talent from outside CEB, who often have functional, industry, academic, industrial or organizational psychology, or consulting expertise. Our success depends on our ability to attract, develop, engage, and retain outstanding talent, including in both our commercial and research functions. We believe that we offer compelling career paths, opportunities for professional development, and competitive compensation. We compete for employees with numerous information and professional services providers, many of which are significantly larger than we are and, we believe, have greater resources than we do. At December 31, 2012, we employed approximately 3,400 staff members, an increase of approximately 60% versus December 31, 2011. Of this employee base, approximately 2,100 were located in the United States and Canada (primarily in Arlington, Virginia), 900 were located in Europe, the Middle East and Africa (primarily in the United Kingdom and Germany), 200 were located in India, and 200 were located in Australia and Singapore.

We believe that our relations with our employees remain favorable. In 2012, we continued to enhance our communications, professional development, performance management, recruiting, and on-boarding protocols in an effort to attract and retain talent with the capabilities required to perform effectively in light of increasing geographic, market, role, and product diversity.

Our Sales and Marketing Efforts

We sell our products, services, and assessments in more than 100 countries. We generally sell our membership products and services as a package, which enables executives and professionals to obtain the greatest value from the products and services, as well as from our global member network. Our talent measurement and management solutions are sold as subscription services for most clients, who require long-term assessment support, but they also can be customized to reflect the unique needs of clients. Our premium professional services generally are sold as separate engagements to more specifically address the timing and service delivery needs of our client base.

In 2012, we rebranded the company, which involved changing our master brand as well as several of our sub-brands for specific lines of business and offerings across both the parent company and some subsidiaries, an effort that is continuing in 2013. We also completed our acquisition of SHL and are in the process of integrating the brand of the SHL-related products and services in order to operate with a unified brand strategy.

Financial Information on Geographic Areas

For information regarding revenue related to our operations in the United States and foreign countries, see Note 19 to our consolidated financial statements.

Corporate Information

CEB is a Delaware corporation that was incorporated in 1997. We are a publicly traded company with common stock listed on the New York Stock Exchange under the symbol “CEB.” Our executive offices are located at 1919 North Lynn Street, Arlington, Virginia, 22209. Our telephone number is (571) 303-3000. Our Website is www.executiveboard.com. The information contained on our Website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Risks related to our business

We may fail to attract new members to our programs, services, and products, obtain renewals from existing members, or sell additional programs, services, and products.

We derive the majority of our revenue from annual memberships for our programs, products, and services. Revenue growth depends on our ability to attract prospects to their first membership, sustain a high renewal rate of existing memberships, and sell additional products and services to existing members. This depends on our ability to understand and anticipate market and pricing trends and members’ needs, deliver high-quality and timely products and services to members, and deliver products and services that are more desirable than those of our competition. A significant and increasing part of our business focuses on talent management considerations within the organizations that we serve. Failure to achieve new member additions, to deliver acceptable member renewal rate levels, or to cross-sell additional memberships to existing members at the level we forecast, could materially and adversely affect our operating results.

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

Our CEB programs, products, and services provide insights, information, advice, and tools to business executives and professionals. Our continuing and future success depends on our ability to anticipate changing market trends and adapt our products and services to the evolving needs of our members, including in new and developing industries, business sectors, government entities, and geographies. The industries, business sectors, government entities, and geographies that we serve undergo frequent changes, which present significant challenges to our ability to provide members and prospects with current and timely products and services. A significant and increasing part of our business focuses on talent management considerations within the organizations that we serve. If the new programs, products, and services we have developed are not timely or relevant, we may experience increased member turnover, lower new business and renewal bookings, and decreased cross-sales of additional products and services to existing members, which could materially and adversely affect our operating results and future growth.

We may fail to continue to effectively develop, validate, support, and sell talent acquisition and talent mobility tools and services in our SHL business or extend our sales of those tools and services to new markets and geographies.

Our SHL business develops, validates, supports, and sells talent acquisition and talent mobility tools and services for pre-hire testing and post-hire employee development. These tools and services are based on the use of science and data to develop a talent strategy for clients that is linked to business results. Revenue growth in the SHL segment depends on our expertise, our ability to continue to develop predictive assessment intellectual property, our cloud-based SaaS platform, our proprietary database, our ability to measure results, and a continuing and growing interest in managing talent through analytics specifically and in human capital management generally. Failure to maintain our expertise, develop additional and validated predictive assessment and measurement tools, extend the adoption of SaaS and SaaS-related efforts as a mechanism for delivering our SHL products and services, expand our proprietary database, demonstrate success, or a slowing or uneven interest in managing talent through analytics either in our existing or developing markets, could materially and adversely affect our operating results.

We may not compete successfully and, as a result, may experience reduced or limited demand for our CEB programs, products, and services.

The broad advisory services industry, as well as the human capital management sector, we operate in is a highly competitive industry with low barriers to entry; numerous substitute products and services; shifting strategies and market positions including consolidation; many differentiators; and large global providers. We generally compete against traditional consulting firms, benchmarking firms, research and data analytic firms, training and development firms, trade associations, nonprofit organizations, and research and database companies, as well as providers of free content over the Internet and through other delivery channels. Many of our competitors are significantly larger than we are, have greater resources, and have the ability to grow and make transformative moves in the marketplace for human capital management solutions. We also compete against new entrants from the SaaS or data analytics industries, as well as against developing technologies such as social media, business intelligence software, and workflow software. To compete successfully and achieve our growth targets, we must successfully serve new and existing members with current products and services while developing and investing in new and competitive products and services for US and international members. Our failure to compete effectively with our competitors, both in terms of the quality and scope of our products and services, and in terms of price, could materially and adversely affect our operating results and future growth.

We may not compete successfully and, as a result, may experience reduced or limited demand for our talent acquisition and talent mobility tools and services.

The talent acquisition and talent mobility business, which is within the larger human capital management industry, is a highly competitive and developing industry with numerous specialists. Our SHL business generally competes against role or geographic focused assessment companies, SaaS providers, professional/consulting services, and data analytics firms. To compete successfully and achieve our growth targets for the SHL business, we must continue to support and develop scientifically-developed, IP-based assessment and analytics solutions; maintain and grow our proprietary database; deliver demonstrable return on investment to clients; support our products and services globally; support our cloud-based technology; and continue to provide consulting and training to support our assessment products. Our failure to compete effectively with our competitors could adversely affect our operating results and future growth.

We may be unable to protect our intellectual property.

Our success is dependent on our intellectual property. We rely on a combination of laws and contractual arrangements to protect our proprietary rights in our products and services. We cannot assure that the steps we have taken to protect our intellectual property rights will be adequate to deter negligent or intentional misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights, particularly as we expand our business to new geographies, where the legal and regulatory framework related to the protection of intellectual property may be less robust than in the United States and Europe. If substantial and material unauthorized uses of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights, and we might not prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our programs, products, services, or talent acquisition and talent mobility tools could be adversely affected. In addition, we may be subject to infringement claims as we become more well-known to non-practicing entities, sometimes referred to as patent trolls, that acquire and assert patents against other entities.

We may be exposed to litigation.

As a publisher and distributor of original research, analysis, and surveys; a user of third-party content; an on-line content provider through our products and services; and a developer and provider of talent acquisition and talent mobility tools, we face potential liability for trademark and copyright infringement, discriminatory impact, and other claims based on our products and services. Any such litigation, regardless of the merits and whether or not resulting in a judgment against us, could subject us to reputational harm and have a material adverse affect on our operating results. In addition, certain of our measurement and assessment products may carry risks of litigation for claims of non-compliance with employment laws related to hiring and promotion. To the extent clients choose not to purchase these products, or to the extent these claims are successful, these obligations could adversely affect our operating results.

We may experience confusion about our brand.

Market perceptions of our brand affect our reputation in the marketplace and our ability to attract and retain members and clients. In 2012, we rebranded the company, which involved changing our master brand as well as several of our sub-brands for specific lines of business and offerings across both the parent company and some subsidiaries, an effort that is continuing in 2013. We also completed our acquisition of SHL and are in the process of integrating the brand of the SHL-related products and services in order to operate with a unified brand strategy. If our members and clients, or prospective members or clients, are confused by our brand strategy, or if we do not effectively transfer brand equity from our legacy brands, or if our efforts to extend our brand equity from these various brands into existing or target markets are unsuccessful, our operating results and future growth could be adversely affected.

Continuing uncertainty in the global economy and the financial markets, particularly in Europe and emerging markets and in the financial services sector, as well as the current political situation in the United States, could adversely impact our business, operating results, financial condition, and liquidity.

Continuing global economic and financial market uncertainty, as well as the ongoing impact of the recent recession, particularly in Europe, and in the financial services sector, as well as the current political situation in the United States, could materially and adversely affect our business, operating results, financial condition, and liquidity. These conditions also could materially and adversely impact our existing and prospective members and clients, vendors, business partners, and growth prospects. If we are unable to successfully anticipate or adapt to uncertain or changing economic, financial, market, and government conditions, we may be unable to effectively plan for and respond to these changes, and our business could be materially and adversely affected. While we market and sell our products and services throughout the year, a significant percentage of our new business and renewal bookings within CEB historically have taken place in the first and fourth quarters of the year. Significant economic uncertainty or political dysfunction during these time periods could have a disproportionately adverse affect on our current and future operating results. In addition, the continuing global economic uncertainty and slowing growth could reduce the overall demand for professional information services and human capital management resources as global companies and government entities continue to manage purchasing, departmental budgets, company-wide discretionary spending; and reduce or manage their focus on talent management solutions. At December 31, 2012, approximately 20% of the CEB segment Contract Value was attributable to the financial services sector. Instability in the economy or in the financial services sector, government dysfunction, and could adversely affect our operating results.

We are subject to a number of risks as a US government contractor, which could harm our reputation, result in fines or penalties against us and/or adversely impact our financial condition.

Our PDRI products, as well as our membership products tailored for the public sector, provide services to US government agencies and therefore expose us to risks and added costs associated with government contracting, as well as risks of doing business with the federal government more generally. Our failure to comply with applicable laws and regulations could result in contract terminations, suspension or debarment from contracting with the US government, civil fines and damages, and criminal prosecution and penalties, any of which could cause our actual operating results to differ materially from those anticipated. In addition, sequestration under the Budget Control Act of 2011, a government shutdown, or other dysfunction could result in contract terminations and slowing sales, which could adversely affect our operating results.

US government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit our US government contracts and contractors’ administration processes and systems. An unfavorable outcome to an audit by the DCAA or another agency could cause our operating results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the US government. In addition, we would suffer serious harm to our reputation if allegations of impropriety were made against us. Each of these factors could cause actual operating results to differ materially from those anticipated. In addition, a reduction in government spending could adversely affect our operating results.

Risks related to our operations

Our acquisition of SHL, as well as our other smaller acquisitions, involve risks that differ from or are in addition to those faced by our existing operations and the SHL acquisition, as well as our smaller acquisitions, may not achieve their anticipated results.

In acquiring SHL, we expect that we would be able to realize various benefits, including, among other things, new product development and product enhancements, cross-selling and revenue enhancement opportunities, geographic expansion, cost savings, and operating efficiencies.

The SHL acquisition brings us capabilities and intellectual properties that address gaps in member and client needs and workflows in the human capital management sector. The acquisition involves financial, operational, human resources, business, legal, and regulatory risks that differ from or are in addition to those faced by our ongoing operations, including difficulties in accurately valuing the SHL business; difficulties and costs of integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of SHL; assumption of potential unknown risks and liabilities; difficulties achieving the target synergies, efficiencies, and cost savings; more cyclicality than exists in our CEB products and services; failure to retain key personnel and members; entry into and ongoing management of new geographical or product markets; exposure under acquisition-related agreements; the diversion of financial and management resources; the integration of a different set of products and services into our existing operations; and the integration of a new business segment while we are continuing to operate our existing business. As a result, we may not be able to achieve the expected benefits of the SHL acquisition, which could adversely affect our operating results and future growth. The SHL acquisition involves additional costs and has resulted in increased debt. It could also result in adverse tax consequences, additional share-based compensation expense, and the recording of amortization of amounts related to purchased intangible assets, any of which could adversely impact our operating results.

We may be unable to integrate the operations of SHL in the manner expected.

Our ability to achieve the anticipated benefits of the SHL acquisition is subject to a number of uncertainties, including whether SHL can be integrated in an efficient, effective, and timely manner with our historical business. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees; brand confusion; reduced employee morale and engagement; the disruption of our businesses, processes, and systems; and inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements; any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition as and when expected or at all. We may have difficulty effectively addressing possible differences in corporate cultures and management philosophies between the historical CEB business and the SHL business. In January 2011, SHL acquired PreVisor Inc., and the integration of that business could in turn affect the timing, efficiency, and effectiveness of our integration of the broader SHL business. In 2013, we will be integrating certain CEB Valtera products into our SHL segment, and the integration of that business, which we acquired in 2012, could in turn affect the timing, efficiency, and effectiveness of our integration of the broader SHL business as well as the CEB Valtera business. In addition, we may have difficulty effectively integrating information technology platforms, systems, and processes, and the IT integration may be more expensive and more difficult than we anticipated. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenue and efficiencies from the SHL acquisition and could adversely affect our operating results and future growth.

Our international operations, which have increased significantly with our acquisition of SHL, involve special risks.

Although we have had operations outside of the United States for a number of years, our acquisition of SHL has significantly expanded our non-US operations. We expect to continue our international expansion, and our international revenue is expected to account for an increasing portion of our revenue in the future.

Our international operations, particularly with the acquisition and ongoing integration of SHL, involve risks that differ from or are in addition to those faced by our US operations, including:

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

•	greater difficulties in managing our operations outside of the US;

•	different or less stable political, operating, and economic environments and market fluctuations;

•	civil disturbances or other catastrophic events that reduce business activity;

•	higher operating costs;

•	lower operating margins;

•	differing accounting principles and standards;

•	currency fluctuations between the US dollar and foreign currencies that could adversely affect financial and operating results; and

•	restrictions on or adverse tax consequences from the repatriation of earnings and trapped foreign losses.

Because significant international expansion occurred as a result of a single acquisition that was completed in a relatively short period of time in 2012, we are still in the process of integrating our US and non-US management, operating activities, personnel, compliance, and information technology framework. If we are not able to efficiently adapt to or effectively manage our business in markets outside of the United States, our business prospects and operating results could be adversely affected.

We may fail to adequately operate, maintain, develop, and protect our information technology infrastructure.

We use our information technology infrastructure to serve our global membership and clients and support our employees and operations. Our failure to make the capital infrastructure expenditures and improvements necessary to remain technologically advanced, to meet our internal operational and business needs, including the integration of the CEB and SHL infrastructures, and to address information security, privacy, data management, business continuity, and other issues related to our infrastructure as well as with the infrastructure of our vendors, could adversely affect our development of new products and services, delivery of existing products and services, operating results, future performance, and reputation. Our failure to optimize or protect our information technology infrastructure could result in interruptions to our business and operations, which could materially affect our operating results, future growth, and reputation.

We may fail to adequately protect our member and client data.

In the normal course of operations, we collect and maintain confidential and sensitive data, including personal information, from our members and clients. We rely on a complex network of technical safeguards and internal controls to protect this data. Our failure to adequately protect this data, including our failure to continue to improve our internal controls or our failure to prevent the misuse of or misappropriation of member and client data could result in data loss, corruption, or breach. If a data loss, corruption, or breach occurs, we could be exposed to litigation from our members and clients, our reputation could be harmed, and we could lose existing and have difficulty attracting new members and clients, all of which could adversely affect our operating results.

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

CEB delivers its programs, products, and services to members and clients primarily through online means. We have implemented plans and procedures to address service interruptions in each of our product infrastructures. However, we could experience natural disasters, power loss, cyber attacks, operator error, or similar events, which could cause an interruption in service or damage to our facilities and/or data. Our disaster recovery and business continuity plans and procedures may address many of the potential service interruptions, but these safeguards may not be adequate to prevent interruptions from certain causes or unforeseen types of events. Such service interruptions could prevent us from providing services to our members and clients or cause us to violate service level agreements with our members, which could adversely affect our ability to retain existing members and clients and attract new members and clients.

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

Our acquisition of SHL significantly expanded our business operations. While we have completed numerous acquisitions in the past, the SHL acquisition is significantly larger than any of those prior acquisitions. Accordingly, SHL will have a much more significant impact on our business, operating results, and financial condition.

The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. While we have made every effort to thoroughly understand SHL’s processes, our integration and evaluation of those processes is ongoing, and there can be no assurance that we will not encounter operational and financial reporting difficulties impacting our controls and procedures as we integrate the SHL business. As a result, and particularly in light of the broad geographic scope of the SHL business and the fact that SHL was not a public reporting company in the United States subject to the rules and regulations of the Securities and Exchange Commission or the listing requirements of the New York Stock Exchange, we may be required to modify our disclosure controls and procedures or our internal control over financial reporting to accommodate the newly acquired operations, and we may also be required to remediate any historic material weaknesses or deficiencies that we may discover at SHL, which was not included in our Sarbanes Oxley 404 Report for 2012. Our review and evaluation of disclosure controls and procedures and internal control over financial reporting of SHL will take time and require additional expense. In addition, if they are not effective on a timely basis, this could adversely affect our business, as well as our ability to provide timely and accurate financial information or other material public information. This also could adversely affect investors’ and the market’s perception of our company.

The acquisition of SHL may not be accretive to earnings, which may adversely affect the market price of our common stock.

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

We expect to continue to incur acquisition-related costs in connection with the SHL acquisition.

We expect to continue to incur expenses related to combining the operations of SHL into CEB. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of SHL into CEB will offset the incremental transaction and acquisition-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

Under accounting principles generally accepted in the United States, our acquisitions have been accounted for under the acquisition method. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. At December 31, 2012, the carrying value of goodwill and intangible assets recorded in acquisitions totaled $806.5 million and represented 61% of our total assets of approximately $1.3 billion.

We apply a fair value test to evaluate goodwill for impairment annually, in the fourth quarter of each year, and between these periods if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. Changes that might suggest that we perform an interim impairment test could include a reduction in our stock price and market capitalization, changes in estimated future cash flows, and changes in rates of growth in our industry or in either of our business segments.

The potential for goodwill impairment is increased during a period of economic uncertainty. To the extent we acquire a company at a negotiated price that reflects, at least in part, anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these changes would reduce our operating results and could cause the market price of our common stock to decline. A slowing recovery or new recession in the United States, a slow recovery or further recession in Europe, and slowing growth in the global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment.

In carrying out a test for potential impairment, when available and as appropriate, we use a comparison between our estimate of fair value using discounted cash flows (the income approach) and market multiples derived from a set of competitors with comparable market characteristics (a market approach). Impairment assessment inherently involves management judgments as to the assumptions used to project amounts included in the valuation process and as to anticipated future market conditions and their potential effect on future performance. Changes in assumptions or estimates can materially affect the determination of fair value, and assumptions and estimates are subject to risks and uncertainties, including many over which we have little or no control. If we determine, based on our assumptions, judgments, estimates and projections, that no impairment exists as of a specific date, and if future events turn out to be materially less favorable than what we assumed or estimated in assessing fair value when we tested for impairment, we may be required at a future date (either as part of a subsequent annual evaluation or on an interim basis) to re-evaluate fair value and to recognize an impairment at that time and write down the carrying value of our goodwill and/or intangible assets.

Iconoculture sales bookings for the first six months of 2012 were lower than amounts previously estimated. Lower sales bookings may result in a decrease in revenue and cash flows from operations. The fair value of the reporting unit exceeded its carrying value by approximately 4% at June 30, 2012 and by less than 1% at October 1, 2012 and, thus, the goodwill and the carrying value of intangible assets of that reporting unit may be at risk for future impairment. To the extent the value of the goodwill or other intangible assets becomes impaired in the future; we will be required to incur non-cash charges relating to such impairment that will be recorded in our consolidated statements of operations. These charges could be material and could reduce our reported earnings significantly and adversely affect the market price of our common stock.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. We also are subject to audits in various jurisdictions, and such jurisdictions may assess additional tax against us. Our acquisition of SHL, which is based in the United Kingdom and has entities in more than 20 countries, subjects us to additional tax regimes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or in any of the numerous international jurisdictions where we do business, could have a material effect on our operating results in the period or periods for which that determination is made.

We are subject to foreign currency risk and may not be able to effectively hedge our exposure.

Our operating results are subject to risks related to fluctuations in foreign currency exchange rates. Prices for CEB segment programs, products, and services currently are denominated primarily in US dollars, even when sold outside the United States, although we began offering foreign currency billing to certain members outside of the United States in 2012. Prices for SHL segment tools and services are primarily denominated in the local currency of the SHL client. SHL clients are primarily located in the United Kingdom, the United States, and other parts of Europe and Asia. Many of the costs associated with our international operations are denominated in local currencies, and these costs have increased as a result of the SHL acquisition. We use financial instruments, primarily cash flow hedging instruments, to mitigate a portion of these risks related to the CEB segment operations in the United Kingdom. The maximum length of time of these hedging contracts is 12 months. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, they may only partially offset any adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, especially if these changes are extreme and occur over a short period of time.

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our Senior Secured Credit Facilities.

Our total consolidated debt at December 31, 2012 was $545 million, consisting of $275 million under the Term Loan A Facility, $250 million under the Term Loan B Facility, and $20 million under the Revolving Credit Facility. In addition, we had $72.6 million of undrawn availability under the Revolving Credit Facility (after reduction of availability to cover $7.4 million of outstanding letters of credit) at December 31, 2012. The $20 million outstanding under the Revolving Credit Facility was repaid in January 2013.

Prior to the SHL acquisition, we historically had no significant outstanding indebtedness or any need to borrow significant funds. Accordingly, the negative and affirmative covenants in a typical bank debt facility, such as our Senior Secured Credit Facilities, have not imposed significant restrictions on the operation of our business. We also have not been required to devote any material portion of our cash flows from operations to debt service payments (including both interest and principal amortization).

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

•

subjecting us to the risk of increased sensitivity to interest rate increases in our outstanding indebtedness, which has a variable rate of interest, which could cause our debt service obligations to increase significantly;

•

reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions, and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

We may incur significant additional indebtedness, which could further exacerbate the risks associated with our existing indebtedness.

We may incur substantial additional indebtedness in the future. The terms of our Senior Secured Credit Facilities limit, but do not prohibit, us from incurring additional indebtedness. This may include additional indebtedness under certain circumstances that may also be guaranteed by our domestic subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness, and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our indebtedness depends on our future performance, which will be affected by financial, business and economic conditions, and other factors. We are not be able to control many of these factors, such as economic conditions in the industries in which we operate and competitive pressures. Our cash flows from operations may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

In the event that we need to refinance all or a portion of our outstanding debt before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be adversely affected.

The covenants in our Senior Secured Credit Facilities impose restrictions that may limit our operating and financial flexibility.

The Senior Secured Credit Facilities include negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur, assume, or suffer to exist liens;

•	make investments and loans;

•	create, incur, assume, or suffer to exist additional indebtedness or guarantees;

•	engage in mergers, acquisitions, consolidations, sale-leasebacks, and other asset sales and dispositions;

•	pay dividends or redeem, or repurchase our capital stock, except in certain specified circumstances;

•	alter the business that we and our subsidiaries conduct;

•	engage in certain transactions with officers, directors, and affiliates;

•	prepay, redeem or purchase other indebtedness;

•	enter into certain burdensome agreements; and

•	make material changes to accounting and reporting practices.

In addition, the Senior Secured Credit Facilities include financial covenants that require us to maintain a maximum net leverage ratio.

Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants contained in our Senior Secured Credit Facilities. If we violate these covenants and are unable to obtain waivers, our debt under the Senior Secured Credit Facilities would be in default and could be accelerated and could permit the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, operating results, or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to key employees, including within the recently acquired SHL business, could adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition, operating results, and prospects. Several members of the SHL leadership team at the time of the acquisition, including the CEO and CFO, have transitioned or will be transitioning out of their roles, and the operational transition and knowledge transfer for these roles to experienced management is underway. If we fail to enable the effective transfer of knowledge and facilitate smooth transitions for these and other key personnel, the operating results and future growth for our business could be adversely affected, and the morale and productivity of the workforce could be disrupted.

We rely on our executive officers, corporate leadership team, and the leaders of our geographic regions and departments for the success of our business.

We rely on our executive officers, our corporate leadership team, and the leaders of our geographic regions and departments to manage our operations. Given the range of our products and services, the scale of our operations, and our geographic scope, particularly following the SHL acquisition, these executives and senior managers must have a thorough understanding of our product and service offerings and operations, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leaves and we cannot replace them with suitable candidates quickly or at all, or if members of our management team are not able to demonstrate the skills necessary in a global business, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale, and operating results.

We may be unable to extend and maintain our corporate culture, which is a critical part of our success, as we expand geographically and integrate SHL into our existing business.

We believe that a critical contributor to our success to date has been our corporate culture, which we believe fosters product innovation, teamwork, strong member support and service, and employee morale. As we expand, including from the integration of employees from SHL and other businesses that we acquire, as well as by opening offices in new geographies, we may find it difficult to maintain important aspects of our corporate culture, which could adversely affect our ability to retain and recruit personnel and otherwise adversely affect our future success, business prospects, and client relationships.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters located in Arlington, Virginia consists of 625,000 square feet under a lease expiring in 2028. These facilities accommodate research, marketing and sales, information technology, administrative, and graphic and editorial services personnel. Our Arlington office also serves as the principal location for our CEB segment operations. We also lease offices in 13 other locations throughout the United States, and 8 offices internationally to support our CEB segment operations. Our SHL segment principal offices are located in Thames Ditton, England. In addition, we lease 14 other offices throughout Europe, 8 in Asia, 4 in North America, 3 in Africa, and 4 in the Australia and Oceania region to support our SHL segment operations. The terms of our leases generally contain provisions for rental and operating expense escalations. Our office leases have terms that expire between 2013 and 2028, exclusive of renewal options that we can exercise.

We believe that our existing and planned facilities will be adequate for our current needs and additional facilities are available for lease to meet any future needs. We sublease approximately 362,000 square feet of our corporate headquarters to unaffiliated third parties that will expire between 2018 and 2028. In addition, one current subtenant has the option for an additional 31,000 square feet beginning in 2014. We also sublease approximately 27,000 square feet at three of our other facilities.

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

Market Information, Holders and Dividends

Since August 13, 2012, our common stock has been quoted on the New York Stock Exchange under the symbol “CEB.” Prior to that time, our common stock was quoted on the New York Stock Exchange under the symbol “EXBD.” At February 1, 2013, there were 39 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange and cash dividends declared and paid per common share.

	High	Low	Dividends
2012
First quarter	$43.91	$35.39	$0.175
Second quarter	43.93	34.54	0.175
Third quarter	54.09	40.87	0.175
Fourth quarter	$54.38	$37.20	$0.175
2011
First quarter	$41.56	$35.97	$0.15
Second quarter	45.24	37.73	0.15
Third quarter	45.79	28.08	0.15
Fourth quarter	$39.78	$27.90	$0.15

We expect to continue paying regular quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In February 2013, the Board of Directors declared a first quarter 2013 cash dividend of $0.225 per common share.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in 2012.

Issuer Purchases of Equity Securities

A summary of our share repurchase activity for the fourth quarter of 2012 is set forth below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (4)
October 1, 2012 to October 31, 2012 (1)	268	$53.71	—	$28,063,156
November 1, 2012 to November 30, 2012 (2)	239,983	41.71	239,757	18,063,133
December 1, 2012 to December 31, 2012 (3)(4)	3,010	41.54	—	$—

Total	243,261	$41.72	239,757

(1)	Includes 268 shares of common stock surrendered by employees to the Company to satisfy federal and state tax withholding obligations.
(2)	Includes 226 shares of common stock surrendered by employees to the Company to satisfy federal and state tax withholding obligations.
(3)	Includes 3,010 shares of common stock surrendered by employees to the Company to satisfy federal and state tax withholding obligations.
(4)	Remaining authorization of $18.1 million under the $50 million stock repurchase program approved by the Board of Directors in August 2011 expired on December 31, 2012.

On February 5, 2013, our Board of Directors approved a new $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations.

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

Consolidated Statements of Operations Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per-share amounts)
Revenue
CEB segment	$564,062	$484,663	$432,431	$436,562	$550,164
SHL segment	58,592	—	—	—	—

Total revenue	622,654	484,663	432,431	436,562	550,164
Operating profit (loss)
CEB segment	97,013	96,485	82,974	73,785	117,762
SHL segment	(12,345)	—	—	—	—

Total operating profit	84,668	96,485	82,974	73,785	117,762
Other (expense) income, net
Interest income and other	1,834	372	3,140	6,246	(5,438)
Interest expense	(11,882)	(550)	—	—	—

Total other (expense) income, net	(10,048)	(178)	3,140	6,246	(5,438)
Income from continuing operations before provision for income taxes	74,620	96,307	86,114	80,031	112,324
Provision for income taxes	37,569	38,860	34,015	30,197	45,420

Income from continuing operations	37,051	57,447	52,099	49,834	66,904
Loss from discontinued operations, net of tax (1)	—	(4,792)	(11,736)	(4,205)	(22,107)

Net income	$37,051	$52,655	$40,363	$45,629	$44,797

Basic earnings (loss) per share	$1.11	$1.55	$1.18	$1.34	$1.31
Continuing operations	1.11	1.69	1.52	1.46	1.96
Discontinued operations	—	(0.14)	(0.34)	(0.12)	(0.65)
Diluted earnings (loss) per share	$1.10	$1.53	$1.17	$1.33	$1.30
Continuing operations	1.10	1.67	1.51	1.45	1.95
Discontinued operations	—	(0.14)	(0.34)	(0.12)	(0.65)
Weighted average shares outstanding
Basic	33,462	34,071	34,256	34,111	34,205
Diluted	33,821	34,419	34,553	34,293	34,329
Cash dividends declared and paid per common share	$0.70	$0.60	$0.44	$0.74	$1.76

Consolidated Balance Sheet Data

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cash and cash equivalents and marketable securities	$72,699	$143,945	$123,462	$76,210	$76,103
Total assets	1,322,249	533,692	510,149	423,195	446,192
Deferred revenue	365,747	284,935	251,200	222,053	264,253
Debt – long term	528,280	—	—	—	—
Total stockholders’ equity	$115,502	$79,564	$82,816	$50,277	$22,609

Non-GAAP Financial Measures

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Adjusted revenue	$639,788	$484,663	$432,431	$436,562	$550,164
Adjusted EBITDA	$174,189	$120,757	$110,058	$127,850	$145,608
Adjusted EBITDA margin	27.2%	24.9%	25.5%	29.3%	26.5%
Adjusted net income	$86,153	$64,317	$58,772	$70,098	$80,203
Non-GAAP diluted earnings per share	$2.55	$1.87	$1.70	$2.04	$2.34

Other Operating Statistics (Unaudited)

	December 31,
	2012	2011	2010	2009	2008
CEB segment Contract Value (in thousands) (2)	$561,823	$499,424	$447,051	$393,737	$487,107
CEB segment member institutions	6,090	5,738	5,271	4,812	5,114
CEB segment Contract Value per member institution	$92,252	$87,040	$84,808	$81,824	$95,250
CEB segment Wallet retention rate (3)	102%	100%	101%	73%	83%
SHL segment Wallet retention rate (4)	97%	—	—	—	—

(1)	Loss from discontinued operations for all periods presented includes the operating results for Toolbox.com which was sold in December 2011.
(2)	For the year then ended. We define “CEB segment Contract Value” as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement. CEB Contract Value does not include the impact of PDRI.
(3)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year CEB segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.
(4)	We define “SHL segment Wallet retention rate,” at the end of the quarter on a constant currency basis, as the last current 12 months of total SHL segment Adjusted revenue from prior year customers as a percentage of the prior 12 months of total SHL segment Adjusted Revenue.

Non-GAAP Financial Measures

This Annual Report includes a discussion of Adjusted revenue, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, and Non-GAAP diluted earnings per share, all of which are non-GAAP financial measures provided as a complement to the operating results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Beginning in the third quarter of 2012, we changed our definition of these non-GAAP measures to provide enhanced insight into the financial performance of our business. Specifically, we are now adjusting for the impact of the deferred revenue fair value adjustment, share-based compensation, and amortization of acquisition related intangibles when calculating these metrics. For comparative purposes, all prior period amounts have been recalculated using this definition.

The term “Adjusted revenue” refers to revenue before impact of the reduction of SHL revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the SHL acquisition date to fair value (the “deferred revenue fair value adjustment”).

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

The term “Adjusted EBITDA margin” refers to Adjusted EBITDA as a percentage of Adjusted revenue.

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

We believe that these non-GAAP financial measures are relevant and useful supplemental information for evaluating our operating results as compared from period to period and as compared to our competitors. We use these non-GAAP financial measures for internal budgeting and other managerial purposes, when publicly providing the Company’s business outlook, and as a measurement for potential acquisitions. These non-GAAP financial measures are not defined in the same manner by all companies and therefore may not be comparable to other similar titled measures used by other companies.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Year ended December 31,
	2012	2011	2010	2009	2008
Revenue	$622,654	$484,663	$432,431	$436,562	$550,164
Impact of the deferred revenue fair value adjustment	17,134	—	—	—	—

Adjusted revenue	$639,788	$484,663	$432,431	$436,562	$550,164

Adjusted EBITDA

	Year ended December 31,
	2012	2011	2010	2009	2008
Net income	$37,051	$52,655	$40,363	$45,629	$44,797
Loss from discontinued operations, net of provision for income taxes	—	4,792	11,736	4,205	22,107

Income from continuing operations	37,051	57,447	52,099	49,834	66,904
Interest expense (income), net	10,834	(596)	(1,526)	(1,787)	(4,268)
Depreciation and amortization	37,858	16,928	18,039	19,533	17,077
Provision for income taxes	37,569	38,860	34,015	30,197	45,420
Impact of the deferred revenue fair value adjustment	17,134	—	—	—	—
Acquisition related costs	24,529	—	—	—	—
Share-based compensation	9,214	8,118	7,431	10,667	12,469
Costs associated with exit activities	—	—	—	11,518	—
Restructuring costs	—	—	—	8,568	8,006
Gain on acquisition	—	—	—	(680)	—

Adjusted EBITDA	$174,189	$120,757	$110,058	$127,850	$145,608

Adjusted EBITDA Margin	27.2%	24.9%	25.5%	29.3%	26.5%

Adjusted Net Income

	Year ended December 31,
	2012	2011	2010	2009	2008
Net income	$37,051	$52,655	$40,363	$45,629	$44,797
Loss from discontinued operations, net of provision for income taxes	—	4,792	11,736	4,205	22,107

Income from continuing operations	37,051	57,447	52,099	49,834	66,904
Impact of the deferred revenue fair value adjustment (1)	12,474	—	—	—	—
Acquisition related costs (1)	18,427	—	—	—	—
Share-based compensation (1)	5,587	4,839	4,496	6,646	7,419
Amortization of acquisition related intangibles (1)	12,614	2,031	2,177	1,587	1,076
Costs associated with exit activities (1)	—	—	—	7,141	—
Restructuring costs (1)	—	—	—	5,312	4,804
Gain on acquisition (1)	—	—	—	(422)	—

Adjusted net income	$86,153	$64,317	$58,772	$70,098	$80,203

Non-GAAP Diluted Earnings per Share

	Year ended December 31,
	2012	2011	2010	2009	2008
Diluted earnings per share	$1.10	$1.53	$1.17	$1.33	$1.30
Loss from discontinued operations, net of provision for income taxes	—	0.14	0.34	0.12	0.65

Diluted earnings per share from continuing operations	1.10	1.67	1.51	1.45	1.95
Impact of the deferred revenue fair value adjustment (1)	0.37	—	—	—	—
Acquisition related costs (1)	0.54	—	—	—	—
Share-based compensation (1)	0.16	0.14	0.13	0.19	0.22
Amortization of acquisition related intangibles (1)	0.38	0.06	0.06	0.05	0.03
Costs associated with exit activities (1)	—	—	—	0.20	—
Restructuring costs (1)	—	—	—	0.16	0.14
Gain on acquisition (1)	—	—	—	(0.01)	—

Non-GAAP diluted earnings per share	$2.55	$1.87	$1.70	$2.04	$2.34

(1)	Adjustments are net of the estimated tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 27% for the deferred revenue fair value adjustment; 25% for acquisition related costs; 39% for share-based compensation; and 31% for amortization of acquisition related intangibles.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our annual audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” and Item 1A. “Risk Factors.”

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with US GAAP. Certain of these data are considered “non-GAAP financial measures.” For such measures, we have provided supplemental explanations and reconciliations in Item 6. “Selected Financial Data” under the heading “Non-GAAP Financial Measures.”

Business Overview

We are a provider of member-based advisory services, talent measurement assessments, and management solutions. We provide essential information, actionable insights, analytical tools, and advisory support to focus the efforts of executives and their teams. Through our acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), we also provide cloud-based talent measurement and management solutions.

Revenue was $622.7 million in 2012, $484.7 million in 2011, and $432.4 million in 2010. Total costs and expenses were $538.0 million in 2012, $388.2 million in 2011, and $349.5 million in 2010. All years include the impacts of the following acquisitions from the date of the applicable acquisition: Iconoculture, Inc. (“Iconoculture”) acquired in May 2010, Baumgartner and Partner GmbH (“Baumgartner”) acquired in September 2011, Valtera, Inc. (“Valtera”) acquired in February 2012, and SHL Group Holdings I (“SHL”) acquired in August 2012.

Our acquisition of SHL, headquartered in the UK, significantly increased the breadth and geographic scope of our operations. As a result of the incurrence of substantial new indebtedness and the use of a significant amount of our cash on hand, our financial condition differs significantly from prior periods, and our operating results over the next year will likely not be comparable to our operating results for prior periods.

With the SHL acquisition, we now have two operating segments, CEB and SHL. The CEB segment includes the legacy CEB products and services provided to senior executives and their teams to drive corporate performance. The SHL segment provides cloud-based solutions for talent assessment and talent mobility as well as professional services to support those solutions. Beginning with the fourth quarter of 2012, Personnel Decisions Research Institutes, Inc. (“PDRI”), a subsidiary acquired as part of the SHL acquisition, is included in the CEB segment. PDRI provides customized personnel assessment tools and services to various agencies of the US government. CEB segment disclosures for 2012 include PDRI’s results of operations from August 2, 2012. The SHL segment represents the acquired SHL business except for PDRI.

CEB Segment

The CEB segment helps senior executives and their teams drive corporate performance by identifying and building on the proven best practices of the world’s best companies. We primarily deliver our products and services to a global client base through annual, fixed-fee membership subscriptions. Billings attributable to memberships for our CEB products and services initially are recorded as deferred revenue and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided from the date of the refund request on a pro-rata basis relative to the remaining term of the membership.

We offer comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. To fully support our members, our products and services are offered across a wide range of industries and focus on several key corporate functions including: Finance, Corporate Services, and Corporate Strategy; Human Resources; Information Technology; Legal, Risk, and Compliance; and Sales, Marketing, and Communications.

In addition to these corporate functions, the CEB segment serves operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making. As discussed above, the CEB segment also includes the results of operations for PDRI.

SHL Segment

The SHL segment is a global provider of cloud-based solutions for talent assessment and decision support, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL primarily delivers assessments, consulting and training services. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments, delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, fair value measures, and related disclosures of assets and liabilities. Accounting estimates and assumptions discussed in this section do not reflect a comprehensive list of all of our accounting policies, but are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. As a result, they are subject to an inherent degree of uncertainty. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of preparation of such financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates that were made in connection with the preparation of our financial statements could change, which may result in future impairments of goodwill, intangible and long-lived assets, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. For a more detailed discussion of the application of these and other accounting policies, see Note 2 to our consolidated financial statements. Our critical accounting policies include:

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

•

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately. Generally, our services contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitors’ selling prices are for similar offerings on a stand-alone basis. As a result, we generally have not been able to establish selling price based on TPE.

•

BESP. When unable to establish a selling price using VSOE or TPE, BESP is used in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for deliverables by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape, and pricing practices.

Our CEB segment generates the majority of its revenue from four primary service offerings: executive memberships, performance analytics, executive education, and services provided to the US government and its agencies by PDRI. CEB’s revenue is recognized as follows:

•

Executive memberships. In general, the majority of the deliverables within our memberships are consistently available throughout the membership period. Revenue is generally recognized ratably over the term of the related agreement, which is typically 12 months. Membership fees are billable, and revenue recognition begins, when a member agrees to the terms of the membership. The fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the membership period. These services are separated from the remainder of the membership and arrangement consideration is allocated based on VSOE, if available, or BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

•

Management tools and solutions. Revenue is generally recognized ratably from the date services begin, which is primarily after the design of the service outputs, through the completion of the services.

•

Executive education. Revenue is generally recognized as services are completed. The service offering generally includes one or more classroom-based training or presentation events. If more than one delivery date is evident, arrangement consideration is allocated on a pro-rata basis and revenue is recognized on the delivery date of each event.

•

Assessment services. Revenue is generally recognized as services are rendered. Certain of these services are provided to the US government and its agencies. Revenue under these contracts varies between fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort. Revenue on FFP projects is recognized based on costs incurred compared to estimated costs at completion, resulting in percentage complete of the total contract value. Revenue on T&M projects is recognized based on total number of hours by labor category and negotiated contract rate plus any additional other direct costs. Revenue for licenses or subscriptions of IT products or platforms is recognized proportionately over the license period. For FFP level of effort projects, revenue is based on negotiated fixed rates of labor or deliverables, not to exceed the total contract FFP value.

Our SHL segment generates the majority of its revenue from the sale of access to its cloud based tools through unit sale arrangements whereby units are redeemed for access or through subscription based arrangements, from the license of its tools, and from other related services. Revenue is recognized as follows:

•

Online product. Revenue from web-based unit sales is recognized on usage, irrespective of whether the units are billed in advance or arrears. Some clients purchase a subscription giving limited or unlimited access to use of the SHL’s on-line offering. Revenue from subscription contracts is recognized ratably over the life of the contract for unlimited access and as units are delivered for limited access.

•	Licenses. License revenue is recognized ratably over the period of the license.

•

Consulting. Consulting revenue is recognized over the life of the project according to the stage of completion. In some cases, clients receive access to a defined number of consulting days when they purchase units or a subscription contract. In this situation, provided the consulting work can be unbundled from the on-line product sale, the consulting revenue is recognized when the consultant performs the work. Where it cannot be unbundled, it is recognized as part of the consumption of on-line units or the subscription contract.

•	Training: Training revenue is recognized upon delivery.

•	Outsourced assessment: Revenue from outsourced assessment projects is recognized ratably over the life of the project.

Acquisitions

We record acquisitions using the acquisition method of accounting. We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, at their fair value at the acquisition date. We record the excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates reflect our expected use of the asset and the appropriate discount rates from a market participant perspective. Our estimates are based on historical experience and information obtained from the management of the acquired companies, and are determined with assistance from an independent third-party appraisal firm. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenue and growth rates, and the estimated royalty rate in the application of the relief from royalty valuation method. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Income taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent on the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. Net deferred tax liabilities totaled $47.4 million and net deferred tax assets totaled $36.9 million and included a valuation allowance of $11.2 million and $7.9 million at December 31, 2012 and 2011, respectively.

In determining the provision for income taxes, we analyze various factors, including projections of our annual earnings, tax jurisdictions in which the earnings will be generated, and the impact of state, local, and foreign income taxes. We file income tax returns in US federal, state, and foreign jurisdictions. With few exceptions, we are no longer subject to US federal, state, and local tax examinations in major tax jurisdictions for periods prior to 2009.

Goodwill and intangible assets

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets include customer relationships, trade names, and software. In 2012, we recognized approximately $414 million of goodwill and approximately $323 million of intangible assets from the SHL acquisition. The carrying value of goodwill and intangible assets recorded in acquisitions totaled $806.5 million at December 31, 2012 and represented 61% of our total assets of approximately $1.3 billion.

The potential for goodwill impairment is increased during a period of economic uncertainty. To the extent we acquire a company at a negotiated price that reflects, at least in part, anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these changes would reduce our operating results and could cause the market price of our common stock to decline. A slowing recovery or new recession in the United States, a slow recovery or further recession in Europe, and slowing growth in the global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment.

We test our goodwill for impairment annually on October 1st or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	a significant negative industry or economic trend; and/or

•	our market capitalization relative to net book value.

We assess our goodwill for impairment using a fair value approach at the reporting unit level. The goodwill impairment test is a two-step process, if necessary. The assessment of goodwill begins with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity would not be required to perform the two-step impairment test. If an entity determines otherwise, Step 1 of the two-step impairment test is required. Step 1 involves determining whether the estimated fair value of the reporting units exceeds the respective book value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. However, if the book value exceeds the fair value of the reporting unit, goodwill may be impaired and additional analysis is required. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

In performing Step 1 of the goodwill impairment test, we compare the carrying amount of our reporting units to their estimated fair values. When available and as appropriate, we use a comparison between our estimate of fair value using discounted cash flows (the income approach) and market multiples derived from a set of competitors with comparable market characteristics (a market approach).

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates, as our businesses operate in a number of markets and geographical regions. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth, and Adjusted EBITDA, tax rates, capital expenditures, weighted average cost of capital (“WACC”), and related discount rates and expected long-term growth rates. The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) the expected long-term growth rate of our reporting units’ cash flows and (2) the discount rate.

The cash flows employed in the income approach are based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the Company, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate size premium.

In the second quarter of 2012, we identified an indicator of a possible impairment of the carrying value of the Iconoculture reporting unit. Iconoculture sales bookings for the first six months of 2012 were lower than amounts previously estimated. Lower sales bookings may result in a decrease in revenue and cash flows from operations. The carrying value of the Iconoculture reporting unit was $13.7 million at June 30, 2012, including $11.5 million of goodwill and $4.5 million of intangible assets. We calculated the fair value of the reporting unit using a discounted cash flow model (income approach) for the subsequent five year period with a terminal value. We used a discount rate of 16% and current estimates of sales bookings and cash flows. The fair value of the reporting unit exceeded its carrying value by approximately 4% at June 30, 2012 and by less than 1% at October 1, 2012.

Long-lived assets, including intangible assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. At December 31, 2012, we have not identified any instances where the carrying values of our long-lived assets were not recoverable.

Deferred incentive compensation

Direct incentive compensation paid to our employees related to the negotiation of new and renewal customer arrangements is deferred and amortized over the term of the related arrangements.

Operating leases

We have non-cancelable operating lease agreements for our offices with lease periods expiring between 2013 and 2028. We are committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. We recognize rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. We recognize sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

Share-based compensation

Share-based compensation expense is measured at the grant date of the share-based awards based on their fair value and is recognized on a straight-line basis over the vesting period, net of an estimated forfeiture rate. The grant date fair value of restricted stock units, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. The grant date fair value of stock appreciation rights is calculated using a lattice valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our stock and estimated forfeiture rates of the awards. Fair value and forfeiture rate estimates are based on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$622,654	$484,663	$432,431
Costs and expenses:
Cost of services	223,766	167,258	153,283
Member relations and marketing	178,204	142,324	121,239
General and administrative	73,629	61,668	56,896
Acquisition related costs	24,529	—	—
Depreciation and amortization	37,858	16,928	18,039

Total costs and expenses	537,986	388,178	349,457

Operating profit	84,668	96,485	82,974
Other (expense) income, net
Interest income and other	1,834	372	3,140
Interest expense	(11,882)	(550)	—

Total other (expense) income, net	(10,048)	(178)	3,140
Income from continuing operations before provision for income taxes	74,620	96,307	86,114
Provision for income taxes	37,569	38,860	34,015

Income from continuing operations	37,051	57,447	52,099
Loss from discontinued operations, net of provision for income taxes	—	(4,792)	(11,736)

Net income	$37,051	$52,655	$40,363

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

•

General and administrative, which represents the costs associated with the corporate and administrative functions, including human resources and recruiting, finance and accounting, legal, management information systems, facilities management, business development, and other. Costs include compensation, including share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs represent transaction and integration costs incurred in connection with acquisitions.

•

Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements, furniture, fixtures and equipment, capitalized software and website development costs.

Acquisition related costs

Acquisition related costs were $24.5 million in 2012 and primarily relate to the acquisition and integration of SHL and include $14.7 million of transaction costs, a $5.1 million settlement of the forward currency contract that we put in place on July 2, 2012 to hedge our obligation to pay a portion of the gross SHL purchase price in British pound sterling (“GBP”), and $4.7 million of integration costs.

Other (expense) income, net

The following table presents the components of Other (expense) income, net (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense	$(11,882)	$(550)	$—
Increase (decrease) in fair value of deferred compensation plan assets	1,700	(456)	1,699
Foreign currency (loss) gain	(1,259)	(330)	54
Interest income	1,083	1,146	1,412
Other	310	12	(25)

Other (expense) income, net	(10,048)	(178)	3,140

The increase in interest expense reflects the costs of the borrowings incurred for the SHL acquisition for the period from August 2, 2012 to December 31, 2012.

Provision for income taxes

We recorded a provision for income taxes of $37.6 million, $38.9 million, and $34.0 million in 2012, 2011, and 2010, respectively. Changes in the effective tax rate in 2012 and 2011 were primarily due to permanently nondeductible expenses recognized for book purposes and changes in the reserve for contingencies. In 2012 the change also included the effects of foreign losses at income tax rates lower than the federal rate.

In 2012, our effective income tax rate was 50.3%. The difference between our effective income tax rate and the US statutory rate of 35% in 2012 is primarily due to state income taxes and nondeductible acquisition expenses related to the SHL acquisition. Our effective income tax rate in 2011 and 2010 was 40.4% and 39.5%, respectively. The difference between our effective income tax rate and the US statutory rate of 35% in 2011 and 2010 was primarily due to state income taxes, nondeductible expenses, and changes in the reserve for contingencies. With minor exceptions, income taxes are not provided for our foreign subsidiaries’ undistributed earnings, as such earnings are deemed to be permanently reinvested locally.

Net deferred tax liabilities were $47.4 million and net deferred tax assets were $36.9 million at December 31, 2012 and 2011, respectively. Deferred tax assets related to most accrued expenses and deferred revenue are expected to reverse within one year. Deferred tax assets related to share-based compensation are expected to reverse over three years. Deferred tax assets related to net operating loss carryforwards are expected to reverse over eight years. Deferred tax assets and liabilities related to goodwill, intangible assets, and operating leases are expected to reverse over periods up to fifteen years.

Loss from discontinued operations, net of provision for income taxes

On December 30, 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million. As a result, we recorded a loss from discontinued operations of $4.8 million and $11.7 million 2011 and 2010, respectively.

In 2011, the loss from discontinued operations was comprised of a loss on disposal of $3.5 million and an operating loss of $3.8 million, net of the provision for income taxes of $2.5 million.

In 2010, the loss from discontinued operations was comprised of an operating loss of $17.7 million, including a $12.6 million impairment loss, net of the provision for income taxes of $6.0 million. In the third quarter of 2010, based on a combination of factors (including the economic environment and the near term outlook for advertising related revenue), we concluded that goodwill and intangible asset amounts previously recorded for our Toolbox.com reporting unit were impaired.

Segment Results

CEB Segment Operating Data

	Year Ended December 31,
	2012	2011	2010
CEB segment Contract Value (in thousands) (1)	$561,823	$499,424	$447,051
CEB segment Member institutions	6,090	5,738	5,271
CEB segment Contract Value per member institution	$92,252	$87,040	$84,808
CEB segment Wallet retention rate (2)	102%	100%	101%

(1)	For the year then ended. We define “CEB segment Contract Value” as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement. CEB Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year CEB segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased 12.5% to $561.8 million at December 31, 2012 from $499.4 million at December 31, 2011 and increased 11.7% in 2011 from $447.1 million at December 31, 2010.

In 2012, Contract Value increased $62.4 million primarily as a result of increased sales to new and existing large corporate members, price increases, and the acquisition of Valtera.

In 2011, Contract Value increased $52.3 million primarily as a result of increased sales to new and existing large corporate members and price increases.

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment in 2012, 2011, and 2010 (in thousands). In 2012, PDRI’s operating results are included for the period from August 2, 2012 to December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
Revenue	$564,062	$484,663	$432,431
Costs and expenses:
Cost of services	196,501	167,258	153,283
Member relations and marketing	159,344	142,324	121,239
General and administrative	64,403	61,668	56,896
Acquisition related costs	22,430	—	—
Depreciation and amortization	24,371	16,928	18,039

Total costs and expenses	467,049	388,178	349,457

Operating profit	97,013	96,485	82,974
Other (expense) income, net:
Interest income and other	2,358	372	3,140
Interest expense	(11,468)	(550)	—

Total other (expense) income, net	(9,110)	(178)	3,140

Income from continuing operations before provision for income taxes	87,903	96,307	86,114
Provision for income taxes	41,463	38,860	34,015

Income from continuing operations	$46,440	$57,447	$52,099

Reconciliation of CEB segment net income to Adjusted segment EBITDA (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income	$46,440	$52,655	$40,363
Loss from discontinued operations, net of provision for income taxes	—	4,792	11,736

Income from continuing operations	46,440	57,447	52,099
Interest expense (income), net	10,834	(596)	(1,526)
Depreciation and amortization	24,371	16,928	18,039
Provision for income taxes	41,463	38,860	34,015
Acquisition related costs	22,430	—	—
Share-based compensation	9,062	8,118	7,431

Adjusted segment EBITDA	$154,600	$120,757	$110,058

Adjusted segment EBITDA Margin	27.4%	24.9%	25.5%

CEB Segment Revenue

In 2012, revenue increased $79.4 million, or 16.4%, to $564.1 million from $484.7 million in 2011 and increased $52.3 million, or 12.1%, in 2011 from $432.4 million in 2010.

The increase in 2012 was primarily due to an increase in sales bookings with new and existing customers. In addition, 2012 revenue included $12.6 million from PDRI and $13.3 from Valtera which were acquired in 2012.

In 2011, revenue increased due to an increase in sales bookings to new and existing customers and our ability to implement price increases, as well as the Baumgartner and Iconoculture acquisitions. This increase is net of a $3.6 million deferral from the adoption of Accounting Standards Update 2009-13, “Multiple Deliverable Revenue Arrangements,” on January 1, 2011.

CEB Segment Costs and Expenses

In 2012, costs and expenses were $467.0 million, an increase of $78.8 million from $388.2 million in 2011. In 2011, costs and expenses increased $38.7 million from $349.5 million in 2010. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related expenses, facilities costs, deferred compensation, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling (“GBP”) all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. In 2012, costs and expenses include the partial year 2012 impact of the acquisitions of Valtera and PDRI and the full year 2012 impact of the acquisition of Baumgartner in September 2011. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs, including salaries, payroll taxes and benefits, increased $31.2 million in 2012 to $223.3 million from $192.1 million in 2011 and increased $27.2 million in 2011 from $164.9 million in 2010. The increase in 2012 was primarily due to headcount and salary increases, including the impact of the acquisitions discussed above. The increase in 2011 was primarily due to headcount and salary increases, as well as the Baumgartner and Iconoculture acquisitions.

•

Variable compensation, consisting of sales commissions and annual bonuses, increased $8.3 million in 2012 to $62.5 million from $54.2 million in 2011 and increased $3.4 million in 2011 from $50.8 million in 2010. The increase in 2012 was primarily due to a $5.6 million increase in the estimated payout of annual bonuses and a $2.7 million increase in sales incentive expense resulting from increased sales bookings. The increase in 2011 was primarily due to a $5.7 million increase in sales commission expense resulting from increased sales bookings partially offset by a decrease in sales commission rates. Additionally, the estimated payout of annual bonuses decreased $2.2 million.

•

Share-based compensation costs increased $1.0 million in 2012 to $9.1 million from $8.1 million in 2011 and increased $0.8 million in 2011 from $7.3 million in 2010. The increases in 2012 and 2011 were primarily due to an increase in the total fair value of awards granted in 2010 through 2012.

•

Third-party consulting increased $2.0 million in 2012 to $22.7 million from $20.7 million in 2011 and increased $0.1 million in 2011 from $20.6 million in 2010. The increases in 2012 and 2011 were primarily due to the use of consultants for member-facing technology development and the implementation of operating systems enhancements and external advisors supporting the CEB branding initiative.

•

Travel and related expense increased $2.2 million in 2012 to $24.9 million from $22.7 million in 2011 and increased $4.3 million in 2011 from $18.4 million in 2010. The increase in 2012 was primarily due to increased costs incurred in the delivery of advisory and research services. The increase in 2011 was related to both an increase in sales related travel and increased costs incurred in the delivery of advisory and research services.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations decreased $0.7 million in 2012 to $25.6 million from $26.3 million and decreased $2.6 million in 2011 from $28.9 million in 2010. The decreases in 2012 and 2011 are primarily due to the sublease of approximately 362,000 square feet of our corporate headquarters to third parties.

•

Deferred compensation costs included in operating expenses increased $2.1 million in 2012 to $1.6 million of expense from $0.5 million of income in 2011 and decreased $2.0 million in 2011 from $1.5 million of expense in 2010. Variances related to deferred compensation are the result of changes in the value of investments in variable insurance products held in a Rabbi Trust. Operating expense variances resulting from changes in the fair value of deferred compensation costs are offset in Other (expense) income and have no impact on net income or earnings per share.

•

Our operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.02 lower, on average, across 2012 compared to 2011 and approximately $0.05 lower, on average, across 2011 compared to 2010. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of services

Cost of services increased 17.5%, or $29.2 million, to $196.5 million in 2012 from $167.3 million in 2011 and increased 9.1%, or $14.0 million, in 2011 from $153.3 million in 2010. The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
Compensation and related	$108,371	19.2%	$90,424	18.7%	$78,570	18.2%
Variable compensation	20,542	3.6%	15,857	3.3%	17,882	4.1%
Share-based compensation	3,302	0.6%	3,130	0.6%	1,933	0.4%
Third-party consulting	13,826	2.5%	12,490	2.6%	13,121	3.0%
Travel and related	11,623	2.1%	9,932	2.0%	8,082	1.9%
Allocated facilities	10,690	1.9%	10,852	2.2%	12,237	2.8%
Deferred compensation expense (benefit)	$684	0.1%	$(234)	(0.0)%	$767	0.2%

In 2012, the $17.9 million increase in compensation and related costs was primarily due to headcount acquired from Valtera and PDRI and increases in headcount and salaries at CEB. The increase in variable compensation of $4.7 million was due to an increase in the estimated payout of annual bonuses. The $1.7 million increase in travel and related costs was primarily due to increased costs incurred in the delivery of advisory and research services. The $1.3 million increase in third party consulting relates to enhancements in member facing technology and costs associated with the production and delivery services.

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

Cost of services as a percentage of revenue was 34.8% in 2012, 34.5% in 2011, and 35.4% in 2010.

Member relations and marketing

Member relations and marketing increased 11.9%, or $17.0 million, to $159.3 million in 2012 from $142.3 million in 2010 and increased 17.4%, or $21.1 million, in 2011 from $121.2 million in 2010. The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
Compensation and related	$80,736	14.3%	$70,874	14.6%	$57,976	13.4%
Variable compensation	35,538	6.3%	32,359	6.7%	26,158	6.0%
Share-based compensation	1,841	0.3%	1,642	0.3%	1,156	0.3%
Third-party consulting	3,790	0.7%	2,442	0.5%	2,400	0.6%
Travel and related	11,222	2.0%	10,901	2.2%	9,288	2.1%
Allocated facilities	11,244	2.0%	11,701	2.4%	11,789	2.7%
Deferred compensation expense (benefit)	$637	0.1%	$(108)	(0.0)%	$354	0.1%

In 2012, the $9.9 million increase in compensation and related costs was primarily due to CEB headcount and salary increases and the resulting increases in payroll taxes and health benefits. The $3.2 million increase in variable compensation was primarily due to an increase in sales commission expense. Third party consulting increased $1.3 million due additional resources for branding and marketing activities.

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

Member relations and marketing expense as a percentage of revenue was 28.2% in 2012, 29.4% in 2011, and 28.0% in 2010.

General and administrative

General and administrative increased 4.4%, or $2.7 million, to $64.4 million in 2012 from $61.7 million in 2011 and increased 8.4%, or $4.8 million, in 2011 from $56.9 million in 2010. The following table outlines the primary components of General and administrative (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
Compensation and related	$34,215	6.1%	$30,815	6.4%	$28,261	6.5%
Variable compensation	6,456	1.1%	5,948	1.2%	6,715	1.6%
Share-based compensation	3,908	0.7%	3,315	0.7%	4,174	1.0%
Third-party consulting	5,117	0.9%	5,758	1.2%	5,034	1.2%
Allocated facilities	3,670	0.7%	3,758	0.8%	4,885	1.1%
Deferred compensation expense (benefit)	$268	0.0%	$(112)	(0.0)%	$370	0.1%

In 2012, the $3.4 million increase in compensation and related costs was primarily due to headcount and salary increases at CEB and acquired headcount from PDRI. The $0.5 million increase in variable compensation was due to an increase in estimated annual bonus payout. Share-based compensation expense increased $0.6 million due to the reasons outlined above. These increases were partially offset by a $1.1 million decrease in legal fees.

In 2011, the $2.6 million increase in compensation and related costs was primarily due to headcount increases. The $0.8 million decrease in variable compensation was due to lower estimated annual bonuses. Share-based compensation expense decreased $0.9 million due to the lower total value of awards being amortized for administrative personnel than in prior years. The $1.1 million decrease in allocated facilities costs was primarily due to the sublease of a portion of our headquarters as discussed above. In addition, in the first quarter of 2011, we recorded a $1.7 million charge from an adjustment to the fair value of the Iconoculture earnout liability and a $1.3 million increase in legal and transaction related fees.

General and administrative expense as a percentage of revenue was 11.4% in 2012, 12.7% in 2011, and 13.2% in 2010.

Depreciation and amortization

Depreciation and amortization increased 44.4%, or $7.5 million, to $24.4 million in 2012 from $16.9 million in 2011 and decreased 6.1%, or $1.1 million, in 2011 from $18.0 million in 2010. The following table outlines the primary components of Depreciation and amortization (in thousands):

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
Depreciation	$16,760	3.0%	$13,565	2.8%	$14,440	3.3%
Amortization	7,611	1.3%	3,363	0.7%	3,599	0.8%

In 2012, the $3.2 million increase in depreciation is the result of the increase in capitalizable purchases from $10.2 million in 2011 to $17.5 million in 2012. These purchases related primarily to investments in hardware to support headcount growth and investments in member facing technology. The increase in amortization of $4.2 million related primarily to amortization from the 2012 acquisitions of Valtera and PDRI and the full year impact of the 2011 acquisition of Baumgartner.

In 2011, the decrease of $1.1 million was primarily due to lower depreciation as a result of the completion of the depreciable lives of certain fixed assets. In addition, there was a $0.2 million decrease in amortization.

Depreciation and amortization expense as a percentage of revenue was 4.3% in 2012, 3.5% in 2011, and 4.2% in 2010.

SHL Segment Results of Operations

The operating results presented below include the SHL segment for the period from August 2, 2012 to December 31, 2012 (in thousands).

Period from August 2, 2012 to December 31, 2012
Revenue	$58,592
Costs and expenses:
Cost of services	27,265
Member relations and marketing	18,860
General and administrative	9,226
Acquisition related costs	2,099
Depreciation and amortization	13,487

Total costs and expenses	70,937

Operating loss	(12,345)
Other (expense) income , net
Interest income and other	(524)
Interest expense	(414)

Total other (expense) income, net	(938)

Loss from operations before provision for income taxes	(13,283)
Provision for income taxes	(3,894)

Net loss	$(9,389)

Reconciliation of SHL segment revenue to Adjusted segment revenue (in thousands):

Period from August 2, 2012 to December 31, 2012
Segment revenue	$58,592
Impact of the deferred revenue fair value adjustment	17,134

Adjusted segment revenue	$75,726

Reconciliation of SHL segment income from continuing operations to Adjusted segment EBITDA (in thousands):

Period from August 2, 2012 to December 31, 2012
Net loss	$(9,389)
Interest (expense) income, net	—
Depreciation and amortization	13,487
Provision for income taxes	(3,894)
Impact of the deferred revenue fair value adjustment	17,134
Acquisition related costs	2,099
Share-based compensation	152

Adjusted segment EBITDA	$19,589

Adjusted segment EBITDA Margin	25.9%

Revenue

Revenue in the period from August 2, 2012 to December 31, 2012 was $58.6 million. Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was $35.0 million. The impact of the deferred revenue fair value adjustment was $17.1 million in 2012. It is expected that the remaining $17.9 million acquisition date deferred revenue adjustment will be recognized primarily in 2013 and approximately $5 million in 2014.

Cost of services

Cost of services in the period from August 2, 2012 to December 31, 2012 was $27.3 million and consisted primarily of $19.5 million of compensation and related costs, $3.0 million of overhead costs, including supplies and telecommunication costs, $1.8 million of facilities costs, and $1.3 million for estimated annual bonuses.

Member relations and marketing

Member relations and marketing in the period from August 2, 2012 to December 31, 2012 was $18.9 million and consisted primarily of $11.5 million of compensation and related costs, $2.5 million of sales related incentives, $1.1 million of overhead costs, and $0.9 million of facilities costs.

General and administrative

General and administrative in the period from August 2, 2012 to December 31, 2012 was $9.2 million and consisted primarily of $5.7 million of compensation and related costs, $0.5 million of third-party consulting, $0.8 million of overhead costs, $0.6 million for estimated annual bonuses, and $0.4 million of facilities costs.

Depreciation and amortization

Depreciation and amortization in the period from August 2, 2012 to December 31, 2012 was $13.5 million and consisted primarily of $10.7 million from the amortization of acquisition related intangible assets. The remaining $2.8 million relates to the depreciation of property and equipment.

Liquidity and Capital Resources

Historically, cash flows generated from operating activities have been our primary source of liquidity. In March 2011, we entered into a $100 million five-year senior unsecured, revolving credit facility (the “Prior Credit Facility”) with certain lenders. On July 2, 2012, in connection with the execution of the sale and purchase agreement related to the SHL acquisition, we entered into a senior secured credit agreement, which was amended and restated on July 18, 2012, and again on August 1, 2012 (as amended and restated, the “Senior Secured Credit Agreement”). The Senior Secured Credit Agreement provides for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Senior Secured Credit Facilities”).

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Company’s prior senior unsecured credit facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. In addition to the net proceeds from the Senior Secured Credit Facilities, we used approximately $121 million of our available cash on hand to pay the remainder of the SHL purchase price. Available borrowings under the Revolving Credit Facility were approximately $73 million at December 31, 2012, which includes approximately $7 million reserved for outstanding letters of credit. We repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013.

In addition to SHL, we completed several other acquisitions in 2012 and 2011 and a disposition which affected our liquidity position.

In February 2012, we completed the acquisition of Valtera. We acquired 100% of the equity interests of Valtera for a cash payment of $22.4 million less cash acquired of $1.9 million. The cash payment includes $4.7 million which was placed in escrow and will be held until March 13, 2013 at which point the funds will be released to the sellers.

In September 2011, we completed the acquisition of Baumgartner. We acquired 100% of the equity interests of Baumgartner for an initial cash payment of $6.4 million less cash acquired of $1.0 million. We will be required to pay up to an additional $1.5 million at various times prior to September 30, 2013.

In December 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million. Cash flows from continuing operations were reported in combination with cash flows from discontinued operations.

We had cash and cash equivalents and marketable securities of $72.7 million and $143.9 million at December 31, 2012 and 2011, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At December 31, 2012, available borrowings under the Revolving Credit Facility were $72.6 million, net of $7.4 million supporting various letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $48.5 million of our cash is held by our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash flows provided by operating activities	$122,155	$100,251	$85,095
Net cash flows (used in) provided by investing activities	(676,330)	(4,922)	102
Net cash flows provided by (used in) financing activities	492,784	(63,815)	(14,459)

Historically, our primary uses of cash have been to fund acquisitions, capital expenditures, share repurchases, and dividend payments. With the Senior Secured Credit Facilities, our primary uses of cash in the future will also include debt service requirements.

Cash flows from operating activities

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

Net cash flows provided by operating activities increased $21.9 million in 2012 from 2011 and increased $15.2 million in 2011 from 2010. The increase in net cash flows provided by operating activities in both 2012 and 2011 was primarily due to increases in sales bookings which results in higher customer payments and increases in deferred revenue.

We made income tax payments of $36.9 million, $28.3 million, and $39.4 million in 2012, 2011, and 2010, respectively, and expect to continue making tax payments in future periods. In 2011, the decrease in income tax payments was primarily due to the impact of tax deductions associated with the sale of Toolbox.com.

We made interest payments of $8.4 million in 2012.

Cash flows from investing activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities.

Net cash flows used in investing activities increased $671.4 million in 2012 from 2011 and decreased $5.0 million in 2011 from 2010. In 2012, we used $669.1 million for acquisitions, including $654.0 million for our acquisition of SHL. In 2011, we used $6.2 million for acquisitions of businesses, primarily due to Baumgartner, which included an initial payment of $6.4 million less cash acquired of $1.0 million. In 2010, we used $13.0 million for the Iconoculture acquisition, which included an initial payment of $9.0 million, net of cash acquired, and a working capital payment of $4.0 million.

Our capital expenditures increased $7.3 million to $17.5 million in 2012 from $10.2 million in 2011 and increased $1.9 million in 2011 from $8.3 million in 2010. The increases in capital expenditures were primarily due to equipment purchases to support headcount growth and investments in member facing technology.

We generated cash flows from the sales and maturities of marketable securities of $10.3 million, $9.8 million and $22.4 million in 2012, 2011, and 2010, respectively.

We estimate that capital expenditures to support our infrastructure will range from approximately $29 to $31 million in 2013, including approximately $4 to $5 million associated with the integration of SHL.

Cash flows from financing activities

Net cash flows provided by financing activities increased $556.6 million in 2012 from 2011 and decreased $49.3 million in 2011 from 2010. In 2012, the increase was primarily due to the financing we obtained for the SHL acquisition in the amount of $555.0 million, partially offset by credit facility issuance costs of $19.2 million and a $10.0 million repayment of outstanding amounts under the revolving credit facility in December 2012. Additionally, we used $10.0 million for share repurchases in 2012 compared to $40.3 million in 2011. Dividend payments increased to $23.4 million in 2012 from $20.4 million in 2011 and from $15.1 million in 2010. Our dividend rate was $0.175 per share per quarter in 2012, $0.15 per share per quarter in 2011, and $0.11 per share per quarter in 2010.

In February 2013, our Board of Directors declared a quarterly dividend of $0.225 per share for the first quarter of 2013.

Commitments and Contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had liabilities of $5.8 million and $3.0 million at December 31, 2012 and 2011, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services. The liability at December 31, 2012 includes $2.6 million recorded in the preliminary purchase price allocation for SHL.

The preliminary purchase price allocation for SHL included an unrecognized tax benefit and related penalties and interest of $5.9 million and is included in Other liabilities in the consolidated balance sheet at December 31, 2012.

Contractual Obligations

The following table summarizes our known contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at December 31, 2012
	Total	YE 2013	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Senior Secured Credit Facilities (1)	$645,256	$35,198	$34,722	$44,122	$43,376	$231,407	$256,431
Operating lease obligations	637,980	44,101	47,471	47,300	47,535	46,032	405,541
Deferred compensation liability	14,397	1,698	640	434	478	247	10,900
Purchase commitments	30,785	17,434	7,562	5,789	—	—	—

Total	$1,328,418	$98,431	$90,395	$97,645	$91,389	$277,686	$672,872

	Sublease Receipts by Period (In Thousands) at December 31, 2012
	Total	YE 2013	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Sublease receipts	$277,390	$14,562	$17,591	$19,178	$19,638	$20,111	$186,310

(1)	Includes interest expense calculated using variable interest rates at December 31, 2012 of 3.21% for the Term Loan A Facility and the Revolving Credit Facility and 5.0% for the Term Loan B Facility. We may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. The amounts presented in the tables above do not reflect any mandatory prepayments that we may be required to pay. In January 2013, we repaid the remaining $20 million outstanding under the Revolving Credit Facility at December 31, 2012. Thus, the amounts presented in the table above do not include any principal or interest amounts associated with the Revolving Credit Facility.

Operating lease obligations include scheduled rent escalations. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $5.1 million.

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate and foreign currency exchange rate risks that could impact our financial position and operating results.

Interest rate risk

Borrowings under the Senior Secured Credit Facilities bear interest at rates based on the ratio of the Company’s and its subsidiaries consolidated first lien indebtedness to the Company’s and its subsidiaries consolidated EBITDA (as defined in the Senior Secured Credit Agreement) for applicable periods specified in the Senior Secured Credit Agreement. The annual interest rate on the Term Loan A Facility and the Revolving Credit Facility was 3.21% and the annual interest rate on the Term Loan B Facility was 5.0% at December 31, 2012. A hypothetical increase or decrease of 10% in the LIBOR rate (before the applicable margin) would impact interest expense by $0.1 million for the Term Loan A Facility and Revolving Credit Facility, but would not impact interest expense for the Term Loan B Facility since the LIBOR rate would still be below the applicable minimum rate.

Additionally, we are exposed to interest rate risk through our portfolio of cash and cash equivalents, which is designed for safety of principal and liquidity. We do not currently hold any marketable securities. Cash and cash equivalents are primarily comprised of cash held in demand deposit accounts at various financial institutions. We perform periodic evaluations of the relative credit ratings related to cash and cash equivalents. We currently do not use derivative financial instruments to adjust our portfolio risk or income profile. A hypothetical 10% adverse movement in interest rates would not have a material impact on our operating results or cash flows.

Foreign currency risk

Our international operations subject us to risks related to currency exchange fluctuations. Prior to 2012, prices for our CEB segment products were denominated primarily in US dollars, even when sold to members that are located outside the United States. In 2012, we began denominating prices for CEB segment products in local currencies for the Australian dollar, GBP, and Euro. The costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the US dollar in countries where we have foreign operations would result in higher operating costs and, potentially, reduced earnings. We use forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our UK subsidiary. A forward contract obligates us to exchange a predetermined amount of US dollars to make an equivalent GBP payment equal to the value of such exchange. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months.

The functional currency of SHL and its subsidiaries, as well as two other of the Company’s wholly-owned subsidiaries, is the applicable local currency. For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates in the period. Capital accounts and other balances designated as long-tem in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss).

The functional currency of the Company’s CEB UK and CEB India subsidiaries is the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing accounts receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates. A hypothetical 10% adverse movement in the value of the British Pound against the US dollar would not result in a material impact on earnings.

In 2012 and 2011 we recorded a net foreign currency loss of $1.3 million and $0.3 million, respectively, and in 2010 we recorded a net foreign currency net of $0.1 million, which are included in Other (expense) income, net in the consolidated statements of operations.

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

Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the evaluation under this framework, management concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2012.

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

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired SHL Group Holdings I entities, which are included in our 2012 consolidated financial statements since the acquisition date of August 2, 2012 and constituted 19% of total assets, excluding goodwill and intangible assets acquired, as of December 31, 2012 and 11% of revenue for the year then ended.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2012.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
March 1, 2013

/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
March 1, 2013

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired SHL Group Holdings I entities, which are included in the 2012 consolidated financial statements of The Corporate Executive Board Company and constituted 19% of total assets, excluding goodwill and intangible assets acquired, as of December 31, 2012 and 11% of revenue for the year then ended. Our audit of internal control over financial reporting of The Corporate Executive Board Company also did not include an evaluation of the internal control over financial reporting of SHL Group Holdings I.

In our opinion, The Corporate Executive Board Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of The Corporate Executive Board Company and subsidiaries, and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 1, 2013

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 1, 2013

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$72,699	$133,429
Marketable securities	—	3,794
Accounts receivable, net	239,599	154,255
Deferred income taxes, net	15,669	17,844
Deferred incentive compensation	19,984	17,330
Prepaid expenses and other current assets	19,068	21,624

Total current assets	367,019	348,276
Deferred income taxes, net	283	20,490
Marketable securities	—	6,722
Property and equipment, net	96,962	80,981
Goodwill	471,299	29,492
Intangible assets, net	335,191	13,581
Other non-current assets	51,495	34,150

Total assets	$1,322,249	$533,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$84,363	$46,067
Accrued incentive compensation	53,927	37,884
Deferred revenue	365,747	284,935
Deferred income taxes, net	3,537	—
Debt – current portion	12,479	—

Total current liabilities	520,053	368,886
Deferred income taxes	59,773	1,436
Other liabilities	98,641	83,806
Debt – long term	528,280	—

Total liabilities	1,206,747	454,128
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 44,220,685 and 43,857,020 shares issued and 33,337,337 and 33,302,495 shares outstanding at December 31, 2012 and 2011, respectively	442	439
Additional paid-in-capital	427,491	418,318
Retained earnings	345,907	332,259
Accumulated elements of other comprehensive income	27,665	777
Treasury stock, at cost, 10,883,348 and 10,554,525 shares at December 31, 2012 and 2011, respectively	(686,003)	(672,229)

Total stockholders’ equity	115,502	79,564

Total liabilities and stockholders’ equity	$1,322,249	$533,692

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$622,654	$484,663	$432,431
Costs and expenses:
Cost of services	223,766	167,258	153,283
Member relations and marketing	178,204	142,324	121,239
General and administrative	73,629	61,668	56,896
Acquisition related costs	24,529	—	—
Depreciation and amortization	37,858	16,928	18,039

Total costs and expenses	537,986	388,178	349,457

Operating profit	84,668	96,485	82,974
Other (expense) income, net
Interest income and other	1,834	372	3,140
Interest expense	(11,882)	(550)	—

Total other (expense) income, net	(10,048)	(178)	3,140
Income from continuing operations before provision for income taxes	74,620	96,307	86,114
Provision for income taxes	37,569	38,860	34,015

Income from continuing operations	37,051	57,447	52,099
Loss from discontinued operations, net of provision for income taxes	—	(4,792)	(11,736)

Net income	$37,051	$52,655	$40,363

Basic earnings (loss) per share	$1.11	$1.55	$1.18
Continuing operations	1.11	1.69	1.52
Discontinued operations	$—	$(0.14)	$(0.34)
Diluted earnings (loss) per share	$1.10	$1.53	$1.17
Continuing operations	1.10	1.67	1.51
Discontinued operations	$—	$(0.14)	$(0.34)
Weighted average shares outstanding:
Basic	33,462	34,071	34,256
Diluted	33,821	34,419	34,553
Dividends paid per share	$0.70	$0.60	$0.44

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$37,051	$52,655	$40,363
Other comprehensive income (loss):
Foreign currency translation adjustments	26,871	(492)	884
Unrealized gains (losses) on foreign currency contracts, net of reclassification adjustments and tax	191	(200)	109
Change in unrealized gains on available-for-sale marketable securities, net of tax	(174)	(245)	(460)

Comprehensive income	$63,939	$51,718	$40,896

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$37,051	$52,655	$40,363
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on disposal of discontinued operations	—	3,503	—
Impairment loss	—	—	12,645
Depreciation and amortization	37,858	17,710	20,462
Amortization of credit facility issuance costs	1,771	—	—
Deferred income taxes	(8,457)	21,211	(11,628)
Share-based compensation	9,214	8,118	7,490
Excess tax benefits from share-based compensation arrangements	(2,101)	(1,949)	(942)
Foreign currency translation loss	229	330	—
Amortization of marketable securities premiums, net	68	194	357
Changes in operating assets and liabilities:
Accounts receivable, net	(39,714)	(13,088)	(13,231)
Deferred incentive compensation	(2,644)	(1,723)	(5,989)
Prepaid expenses and other current assets	18,481	(11,517)	(446)
Other non-current assets	(7,444)	(2,661)	(5,387)
Accounts payable and accrued liabilities	405	(5,464)	(2,792)
Accrued incentive compensation	10,742	(2,708)	12,744
Deferred revenue	58,871	34,200	22,413
Other liabilities	7,825	1,440	9,036

Net cash flows provided by operating activities	122,155	100,251	85,095
Cash flows from investing activities:
Purchases of property and equipment	(17,498)	(10,203)	(8,322)
Acquisition of businesses, net of cash acquired	(669,086)	(6,193)	(13,957)
Proceeds from sale of discontinued operations	—	1,779	—
Cost method investment	—	(150)	—
Maturities and sales of marketable securities	10,254	9,845	22,381

Net cash flows (used in) provided by investing activities	(676,330)	(4,922)	102
Cash flows from financing activities:
Proceeds from credit facility	555,000	—	—
Payments of credit facility	(10,000)
Credit facility issuance costs	(19,176)	(542)	—
Proceeds from the exercise of common stock options	1,423	1,660	436
Proceeds from issuance of common stock under the employee stock purchase plan	613	502	451
Acquisition of businesses, contingent consideration	—	(3,650)	—
Excess tax benefits from share-based compensation arrangements	2,101	1,949	942
Withholding of common shares to satisfy minimum employee tax withholding for restricted stock units	(3,767)	(3,001)	(1,237)
Purchase of treasury shares	(10,007)	(40,307)	—
Payment of dividends	(23,403)	(20,426)	(15,051)

Net cash flows provided by (used in) financing activities	492,784	(63,815)	(14,459)
Effect of exchange rates on cash	661	(583)	—

Net (decrease) increase in cash and cash equivalents	(60,730)	30,931	70,738
Cash and cash equivalents, beginning of year	133,429	102,498	31,760

Cash and cash equivalents, end of year	$72,699	$133,429	$102,498

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2011, and 2012

(In Thousands, Except Share Amounts)

	Common stock		Additional	Retained	Accumulated Elements of Other Comprehensive	Treasury
	Shares	Amount	Paid-in-Capital	Earnings	Income	Stock	Total
Balance at December 31, 2009	34,147,008	$433	$401,629	$274,718	$1,181	$(627,684)	$50,277
Issuance of common stock upon the exercise of stock options and release of restricted stock units	198,537	2	434	—	—	—	436
Issuance of common stock under the employee stock purchase plan	21,668	—	451	—	—	—	451
Share-based compensation	—	—	7,490	—	—	—	7,490
Tax effect of share-based compensation	—	—	(446)	—	—	—	(446)
Purchase of treasury shares	(45,158)	—	—	—	—	(1,237)	(1,237)
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(460)	—	(460)
Foreign currency hedge	—	—	—	—	109	—	109
Cumulative translation adjustment	—	—	—	—	884	—	884
Payment of dividends	—	—	—	(15,051)	—	—	(15,051)
Net income	—	—	—	40,363	—	—	40,363

Balance at December 31, 2010	34,322,055	$435	$409,558	$300,030	$1,714	$(628,921)	$82,816
Issuance of common stock upon the exercise of stock options and release of restricted stock units	231,209	4	1,656	—	—	—	1,660
Issuance of common stock under the employee stock purchase plan	16,970	—	502	—	—	—	502
Share-based compensation	—	—	8,118	—	—	—	8,118
Tax effect of share-based compensation	—	—	(1,516)	—	—	—	(1,516)
Purchase of treasury shares	(1,267,739)	—	—	—	—	(43,308)	(43,308)
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(245)	—	(245)
Foreign currency hedge	—	—	—	—	(200)	—	(200)
Cumulative translation adjustment	—	—	—	—	(492)	—	(492)
Payment of dividends	—	—	—	(20,426)	—	—	(20,426)
Net income	—	—	—	52,655	—	—	52,655

Balance at December 31, 2011	33,302,495	$439	$418,318	$332,259	$777	$(672,229)	$79,564
Issuance of common stock upon the exercise of stock options and release of restricted stock units	255,179	3	1,420	—	—	—	1,423
Issuance of common stock under the employee stock purchase plan	19,420	—	613	—	—	—	613
Share-based compensation	—	—	9,214	—	—	—	9,214
Tax effect of share-based compensation	—	—	(2,074)	—	—	—	(2,074)
Purchase of treasury shares	(239,757)	—	—	—	—	(13,774)	(13,774)
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(174)	—	(174)
Foreign currency hedge	—	—	—	—	191	—	191
Cumulative translation adjustment	—	—	—	—	26,871	—	26,871
Payment of dividends	—	—	—	(23,403)	—	—	(23,403)
Net income	—	—	—	37,051	—	—	37,051

Balance at December 31, 2012	33,337,337	$442	$427,491	$345,907	$27,665	$(686,003)	$115,502

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Operations

The Corporate Executive Board Company (“CEB” or the “Company”) is a member-based advisory company. By combining the best practices of thousands of member companies with its advanced research methodologies and human capital analytics, CEB equips senior leaders and their teams with insight and actionable solutions to transform operations. This distinctive approach, pioneered by CEB, enables executives to harness peer perspectives and tap into breakthrough innovation without costly consulting or reinvention. The CEB member network includes more than 16,000 executives and the majority of top companies globally. On August 2, 2012, CEB completed the acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), a global leader in cloud-based talent measurement and management solutions headquartered in the United Kingdom (“UK”).

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The operating results of Toolbox.com LLC (“Toolbox.com”) are classified as discontinued operations in 2011 and 2010.

Use of estimates

The Company’s consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“GAAP”). These accounting principles require the Company to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based on information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions may affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses in the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected.

Foreign currency

The functional currency of SHL and its subsidiaries, as well as two other of the Company’s wholly-owned subsidiaries, is the applicable local currency. For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates in the period. Capital accounts and other balances designated as long-term in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in Other (expense) income, net in the consolidated statements of operations.

The functional currency of the Company’s CEB UK and CEB India subsidiaries is the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing accounts receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates.

In 2012, 2011, and 2010 the Company recorded a net foreign currency loss of $1.3 million, $0.3 million, and a net foreign currency gain of $0.1 million, respectively, which are included in Other (expense) income, net in the consolidated statements of operations.

Cash and cash equivalents and marketable securities

The Company’s cash and cash equivalents balance is primarily comprised of cash held in demand deposit accounts at various financial institutions. Investments with maturities of more than three months from the date of purchase are classified as marketable securities. The Company’s marketable securities consisted primarily of Washington DC tax exempt bonds and either matured, were called, or were sold in 2012. Marketable securities are classified as available-for-sale and are carried at fair value based on quoted market prices. Changes in net unrealized gains and losses on available-for-sale marketable securities are excluded from net income and are included within accumulated elements of comprehensive income (loss). The specific identification method is used to compute the realized gains and losses on the sale of marketable securities.

Allowance for uncollectible revenue

The Company records an allowance for uncollectible revenue, as a reduction in revenue, based on management’s analysis and estimates as to the collectability of accounts receivable, which generally is not the result of customer’s ability to pay. Revenue under membership agreements are generally recognized ratably over the membership period, typically 12 months. Accordingly, the allowance for uncollectible revenue is recorded against the amount of revenue that has been recognized under the contracts that are deemed uncollectible. Accounts receivable that has not been recognized as revenue are recorded in deferred revenue. As part of its analysis, the Company examines its collections history, the age of the receivables in question, any specific member collection issues that it has identified, general market conditions, member concentrations and current economic and industry trends. Membership fees receivable balances are not collateralized.

Property and equipment, net

Property and equipment consists of furniture, fixtures and equipment, leasehold improvements, capitalized computer software and Web site development costs. Property and equipment are stated at cost, less accumulated depreciation. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Capitalized software and Web site development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred.

Acquisitions

Acquisitions are recorded using the acquisition method of accounting. The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, at their fair value at the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired as goodwill. The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These assumptions and estimates reflect the Company’s expected use of the asset and the appropriate discount rates from a market participant perspective. Estimates are based on historical experience and information obtained from the management of the acquired companies, and are determined with assistance from an independent third-party appraisal firm. Significant assumptions and estimates can include, but are not limited to, the cash flows that an acquired asset is expected to generate in the future, the weighted-average cost of capital, long-term projected revenue and growth rates, and the estimated royalty rate in the application of the relief from royalty valuation method. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Goodwill

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Goodwill is tested for impairment annually on October 1st or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors considered important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	a significant change in the manner of use of the acquired asset or the strategy for the overall business;

•	a significant negative industry or economic trend; and/or

•	market capitalization relative to net book value.

Goodwill is tested for impairment using a fair value approach at the reporting unit level. The goodwill impairment test is a two-step process, if necessary. The assessment of goodwill begins with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, an entity determines it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the entity would not be required to perform the two-step impairment test. If an entity determines otherwise, Step 1 of the two-step impairment test is required. Step 1 involves determining whether the estimated fair value of the reporting units exceeds the respective book value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. However, if the book value exceeds the fair value of the reporting unit, goodwill may be impaired and additional analysis is required. Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

In performing Step 1 of the goodwill impairment test, the Company compares the carrying amount of the reporting units to their estimated fair values. When available and as appropriate, the Company uses a comparison between its estimate of fair value using discounted cash flows (the income approach) and market multiples derived from a set of competitors with comparable market characteristics (a market approach).

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates, as the Company’s businesses operate in a number of markets and geographical regions. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of the reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth, Adjusted EBITDA, tax rates, capital expenditures, weighted average cost of capital (“WACC”), and related discount rates and expected long-term growth rates. The assumptions which have the most significant effect on the Company’s valuations derived using a discounted cash flows methodology are: (1) the expected long-term growth rate of the reporting units’ cash flows and (2) the discount rate.

The cash flows employed in the income approach are based on the Company’s most recent budgets, forecasts and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the Company, considering the industry in which it operates and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and the WACC. The risk adjusted discount rate used represents the estimated WACC for the Company’s reporting units. The WACC is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to the Company’s reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to the Company’s reporting units, each weighted by the relative market value percentages of the Company’s equity and debt, and (4) an appropriate size premium.

In 2010, the Company concluded there were impairment indicators relating to its Toolbox.com reporting unit now classified as discontinued operations and recognized an impairment loss.

Intangible assets, net

Intangible assets consist of customer relationships, intellectual property, trade names, and software. These assets are amortized on a straight-line basis over estimated useful lives of 2 to 20 years. In 2010, the Company recorded a $3.1 million impairment loss for Toolbox.com intangible assets now classified as discontinued operations.

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

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, investments held through variable insurance products in a Rabbi Trust for the Company’s deferred compensation plan, forward currency contracts, accounts payable, and debt. The carrying value of the Company’s financial instruments approximates their fair value.

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

•

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE which is determined based on competitor prices for similar services when sold separately. Generally, the Company’s services contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitors’ selling prices are for similar services on a stand-alone basis. As a result, the Company generally has not been able to establish selling price based on TPE.

•

BESP. When unable to establish a selling price using VSOE or TPE, BESP is used in the Company’s allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for deliverables by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape, and pricing practices.

The Company’s CEB segment generates the majority of its revenue from four primary service offerings: executive memberships, performance analytics, executive education, and services provided to the US government and its agencies by Personnel Decision Research Institutes, Inc. (“PDRI”), which was a wholly-owned subsidiary of SHL. Executive memberships generally contain multiple deliverables, which are determined based on the availability and delivery method of the services and may include: on-line best practices research and insights, peer benchmarks, decision and diagnostics tools, advisory support, and live and on-line learning events. Performance analytics deliver data and analytical insight to drive improved performance of executives and their teams and are accounted for as service revenue. Executive education generally contains multiple deliverables and provides access to training and development services that may include skill diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty. Most CEB segment membership agreements include a service guarantee by which a customer may request a refund of its membership fees during the membership term. Refunds are provided from the date of the refund request on a pro-rata basis relative to the length of the remaining term. PDRI generally provides customized services and solutions predominately to the US government and its agencies through various contract vehicles. CEB segment’s revenue is recognized as follows:

•

Executive memberships. In general, the majority of the deliverables within the Company’s memberships are consistently available throughout the membership period. Revenue is generally recognized ratably over the term of the related agreement, which is typically 12 months. Membership fees are billable, and revenue recognition begins, when a member agrees to the terms of the membership. The fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the membership period. These services are separated from the remainder of the membership and arrangement consideration is allocated based on VSOE, if available, or BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

•

Management tools and solutions. Revenue is generally recognized ratably from the date services begin, which is primarily after the design of the service outputs, through the completion of the services.

•

Executive education. Revenue is generally recognized as services are completed. The service offering generally includes one or more classroom-based training or presentation events. If more than one delivery date is evident, arrangement consideration is allocated on a pro-rata basis and revenue is recognized on the delivery date of each event.

•

Assessment services. Revenue is generally recognized as services are rendered. Certain of these services are provided to the US government and its agencies. Revenue under these contracts varies between fixed firm price (“FFP”), time and material (“T&M”), license, or FFP level of effort. Revenue on FFP projects is generally recognized based on costs incurred compared to estimated costs to completion. Revenue on T&M projects is recognized based on total number of hours by labor category and negotiated contract rate plus any additional other direct costs. Revenue for licenses or subscriptions of IT products or platforms is recognized proportionately over the license period. For FFP level of effort projects, revenue is based on negotiated fixed rates of labor or deliverables, not to exceed the total contract FFP value.

The Company’s SHL segment generates the majority of its revenue from the sale of access to its cloud based tools through unit sale arrangements whereby units are redeemed for access or through subscription based arrangements, from the license of its tools, and from other related services. Revenue is recognized as follows:

•

Online product. Revenue from web-based unit sales is recognized on usage, irrespective of whether the units are billed in advance or arrears. Some clients purchase a subscription giving limited or unlimited access to use of the SHL’s on-line offering. Revenue from subscription contracts is recognized ratably over the life of the contract for unlimited access and as units are delivered for limited access.

•	Licenses. License revenue is recognized ratably over the license period.

•

Consulting. Consulting revenue is recognized over the life of the project according to the stage of completion. In some cases, clients receive access to a defined number of consulting days when they purchase units or a subscription contract. In this situation, provided the consulting work can be unbundled from the on-line product sale, the consulting revenue is recognized when the consultant performs the work. Where it cannot be unbundled, it is recognized as part of the consumption of on-line units or the subscription contract.

•	Training: Training revenue is recognized upon delivery.

•	Outsourced assessment: Revenue from outsourced assessment projects is recognized ratably over the life of the project.

Deferred incentive compensation

Direct incentive compensation paid to the Company’s employees related to the negotiation of new and renewal customer arrangements is deferred and amortized over the term of the related arrangements.

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

Advertising expense

The costs of designing and preparing advertising material are recognized throughout the production process. Communication costs, including magazine and newspaper space, radio time, and distribution, are recognized when the communication takes place. Advertising expense was $0.3 million, $0.6 million, and $1.5 million in 2012, 2011, and 2010, respectively.

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

Concentration of credit risk and sources of revenue

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of accounts receivable, cash and cash equivalents, and marketable securities. Concentration of credit risk with respect to accounts receivable is limited due to the large number of members and customers and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining customer base in periods of unforeseen market downturns, severe competition, or international developments. The Company performs periodic evaluations of the customer base and related receivables and establishes allowances for potential credit losses.

The Company’s international operations subject it to risks related to currency exchange fluctuations. Prices for the CEB segment products and services are primarily denominated in US dollars, even when sold to members that are located outside the US; however, we began offering foreign currency billing in 2012 to certain members outside the US. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies.

The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreement with its CEB UK subsidiary. A forward contract obligates the Company to exchange a predetermined amount of US dollars to make an equivalent British pound sterling (“GBP”) payment equal to the value of such exchange. The maximum length of time over which the Company hedges its exposure to the variability in future cash flows is 12 months.

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

	Year Ended December 31,
	2012	2011	2010
Basic weighted average shares outstanding	33,462	34,071	34,256
Effect of dilutive shares outstanding	359	348	297

Diluted weighted average shares outstanding	33,821	34,419	34,553

In 2012, 2011, and 2010, 0.83 million, 1.82 million, and 2.45 million shares, respectively, related to share-based compensation awards have been excluded from the calculation of the effect of dilutive shares outstanding shown above because their impact would be anti-dilutive.

Note 3. Recent Accounting Pronouncements

Recently adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in US GAAP, it modifies Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” to expand existing disclosure requirements for fair value measurements and makes other amendments. The Company adopted ASU 2011-04 on January 1, 2012 and it did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC Topic 220, “Comprehensive Income” and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 on January 1, 2012 and has presented consolidated net income and consolidated comprehensive income in two separate but consecutive statements.

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

Note 4. Acquisitions

SHL

On August 2, 2012, CEB completed the acquisition of 100% of the equity interests of SHL, and its wholly owned subsidiary PDRI, pursuant to a sale and purchase agreement entered into on July 2, 2012. SHL is a global leader in cloud-based talent measurement and management solutions and is headquartered in the UK. The acquisition significantly expanded the addressable market of both companies through an increased global presence across all major developed and emerging markets, enhancing CEB’s ability to scale and extend its existing platform with technology-driven solutions.

The transaction was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Subsequent to the acquisition, the operating results of SHL have been included within the SHL segment and the operating results for PDRI have been included in the CEB segment.

The purchase price was approximately $654 million in cash. CEB used borrowings under the Senior Secured Credit Facility and approximately $121 million of its available cash on hand to fund the purchase price. Transaction costs incurred by CEB and SHL were $19.3 million, including a $5.1 million settlement of the currency forward contract that the Company put in place on July 2, 2012 to hedge its obligation to pay a portion of the preliminary purchase price in GBP.

The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date (in thousands):

Cash and cash equivalents	$5,748
Accounts receivable	42,026
Other current assets	12,590
Property and equipment	12,741
Other non-current assets	1,624
Accounts payable and accrued liabilities	(37,224)
Deferred income taxes, net	(93,898)
Deferred revenue	(21,070)
Other liabilities	(5,545)

Net tangible liabilities assumed	(83,008)
Intangible assets acquired
Customer relationships	166,100
Acquired intellectual property	96,600
Trade names	60,500
Goodwill	413,808

Total purchase price allocation	$654,000

Under the acquisition method of accounting, the total purchase price was allocated to SHL’s tangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. In addition, CEB preliminarily allocated $406.5 million to goodwill and $323.2 million to amortizable intangible assets, which consist of customer relationships, acquired intellectual property, and trade names. In the fourth quarter of 2012, CEB updated the preliminary allocation of goodwill to $413.8 million based upon the analysis of deferred tax liabilities assigned to the local jurisdictions of SHL. The amount of SHL and PDRI goodwill included in the December 31, 2012 balance sheet was $390.4 million and $40.2 million, respectively. The SHL goodwill includes a cumulative translation adjustment of $16.8 million. The Company is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon receipt of final valuations of underlying assets and the necessary management reviews thereof.

Customer relationships will be amortized over ten to fifteen years, acquired intellectual property will be amortized over seven to fifteen years, and trade names will be amortized over three to fifteen years. The estimated aggregate amortization expense relating to SHL and PDRI intangible assets for each of the succeeding five years ended 2013 through 2017 is $29.8 million, $29.8 million, $28.3 million, $26.3 million, and $26.3 million, respectively.

The Company utilized a third-party valuation in determining the fair value of the definite-lived intangible assets. The income approach, which includes the application of the relief from royalty valuation method, was the primary technique utilized in valuing the identifiable intangible assets. The relief from royalty valuation method estimates the benefit of ownership of the intangible asset as the “relief” from the royalty expense that would need to be incurred in absence of ownership. The multi-period excess earnings method estimates the present value of the intangible asset’s future economic benefit, utilizing the estimated available cash flows that the intangible asset is expected to generate in the future. The Company’s assumptions and estimates utilized in its valuations were based on historical experience and information obtained from SHL management.

Goodwill and intangible assets are not expected to be deductible for tax purposes. As a result, the Company recorded a deferred tax liability of approximately $94.1 million related to the difference in the book and tax basis of identifiable intangible assets.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was approximately $35.0 million. It is expected that the acquisition date deferred revenue will mostly be recognized through 2013 and the remaining portion in 2014.

SHL’s operating results included in the Company’s consolidated statements of operations in 2012 was $71.2 million of revenue, including $12.6 million from PDRI, and a net loss of $8.3 million, including net income of $1.1 million from PDRI.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the Company’s operating results as if the SHL acquisition had been completed on January 1, 2011. The pro forma financial information includes the impact of fair value adjustments, including a $35 million deferred revenue fair value adjustment on revenue recognized, amortization expense from acquired intangible assets, interest expense, and the related tax effects. In preparing the pro forma financial information, CEB has assumed that approximately $27 million of the deferred revenue fair value adjustment would be recognized in 2011 and approximately $8 million would be recognized in 2012. In addition, Acquisition and related costs are presented in 2011 assuming the acquisition took place on January 1, 2011. Accordingly, the following unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 2011 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity (Unaudited and in thousands):

	Year Ended December 31,
	2012	2011
Pro forma revenue	$753,442	$661,358
Pro forma net income	$53,274	$41,756

Valtera

In February 2012, the Company completed the acquisition of Valtera Corporation (“Valtera”), a talent management company that provides tools and services to assist organizations in hiring, engaging, and developing talent. The Company acquired 100% of the equity interests for a cash payment of $22.4 million less cash acquired of $1.9 million. The cash payment includes $4.7 million that was placed in escrow and will be held until March 13, 2013 at which point the funds will be released to the sellers. The Company allocated $8.8 million to intangible assets with a weighted average amortization period of 6 years and $11.4 million to goodwill. The operating results of Valtera have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Baumgartner

In September 2011 the Company completed the acquisition of Baumgartner & Partner GmbH (“Baumgartner”), a German firm that provides human resources and finance data and benchmarking services, as well as human resources advisory services. The Company acquired 100% of the equity interests for an initial cash payment of $6.4 million less cash acquired of $1.0 million. The Company allocated $4.1 million to intangible assets with a weighted average amortization period of 5 years and $3.8 million to goodwill. The Company also will be required to pay an additional $1.5 million less any amounts that the Company is entitled to retain to reimburse it for any losses that are subject to indemnification by the sellers, at various times prior to September 30, 2013. The operating results of Baumgartner have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Iconoculture

In May 2010, the Company completed the acquisition of Iconoculture, Inc., a Minnesota corporation (now doing business as Iconoculture LLC, or “Iconoculture”). Iconoculture provides comprehensive consumer insights and effective strategic marketing advisory services and project support to an established customer base. The Company acquired 100% of the equity interests of Iconoculture for an initial cash payment of $16.2 million, less cash acquired totaling $7.2 million, plus a working capital adjustment of $4.0 million paid in July 2010. The Company also paid $1.5 million on April 1, 2011, which had been held back by the Company for any indemnifiable losses under the terms of the acquisition agreement. In addition, the Company paid $2.5 million on April 1, 2011 as final settlement of the additional consideration associated with Iconoculture’s financial performance against certain specified targets for the year ended December 31, 2010. The acquisition date fair value of the total consideration was $24.2 million and was allocated to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values. The Company allocated $9.2 million to intangible assets with a weighted average amortization period of 4.5 years and $11.0 million to goodwill. The operating results of Iconoculture have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Note 5. Discontinued Operations

The Company also generated advertising and content-related revenue through its former wholly-owned subsidiary, Toolbox.com. CEB sold substantially all of the assets of Toolbox.com on December 30, 2011 for $2.1 million. The carrying amounts of the major classes of assets and liabilities sold consisted of (in thousands):

December 30, 2011
Accounts receivable	$1,060
Other current assets	46
Property and equipment	100
Goodwill	3,449
Intangible assets	952

Total assets	5,607
Current liabilities	471

Net assets sold	$5,136

The components of discontinued operations included in the consolidated statements of operations consisted of (in thousands):

	Year Ended December 31,
	2011	2010
Revenue	$5,251	$6,476
Costs and expenses:
Cost of services	3,202	2,486
Member relations and marketing	2,115	2,651
General and administrative	2,930	3,975
Depreciation and amortization	782	2,423
Impairment loss	—	12,645
Loss on disposal	3,503	—

Loss from discontinued operations before provision for income taxes	(7,281)	(17,704)
Provision for income taxes	(2,489)	(5,968)

Loss from discontinued operations, net of provision for income taxes	$(4,792)	$(11,736)

In the third quarter of 2011, the Company identified indicators of possible impairment for the Toolbox.com reporting unit relating to the continued weakness in the online advertising market. The Company tested the goodwill for impairment and determined that the asset was not impaired. The carrying value of the reporting unit was $5.1 million at September 30, 2011.

In the third quarter of 2010, the Company identified indicators of possible impairment for the Toolbox.com reporting unit based on a combination of factors (including the current economic environment and the near term outlook for advertising related revenue). The Company completed an impairment test at September 1, 2010 and concluded that goodwill and intangible asset amounts were impaired. The total pre-tax impairment loss recognized in 2010 was $12.6 million ($9.5 million related to goodwill and $3.1 million related to intangible assets).

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$72,699	$—	$—	$133,429	$—	$—
Debt securities issued by the District of Columbia	—	—	—	10,516	—	—
Investments held through variable insurance products in a Rabbi Trust	—	15,267	—	—	13,985	—
Forward currency exchange contracts	—	111	—	—	34	—
Financial liabilities
Forward currency exchange contracts	$—	$—	$—	$—	$334	$—

Investments held through variable insurance products in a Rabbi Trust consist of mutual funds available only to institutional investors. The fair value of these investments are based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments held by the mutual funds are observable inputs. The fair value for foreign currency exchange contracts are based on bank quotations for similar instruments using models with market-based inputs.

Certain assets, such as goodwill and intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded fair value adjustments relating to the Toolbox.com impairment in 2010 (see Note 5). Any such fair value measurements would be included in the Level 3 fair value hierarchy.

Note 7. Marketable Securities

The aggregate fair value, amortized cost, gross unrealized gains and gross unrealized losses on available-for-sale marketable securities are as follows (in thousands):

	December 31, 2011
	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Washington DC tax exempt bonds	$10,516	$10,226	$290	$—

Note 8. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2012	2011
Billed	$178,117	$109,533
Unbilled	63,891	45,684

	242,008	155,217
Allowance for uncollectible revenue	(2,409)	(962)

Accounts receivable, net	$239,599	$154,255

We expect to bill substantially all the December 31, 2012 unbilled accounts receivable in 2013.

Note 9. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2012	2011
Furniture, fixtures, and equipment	$67,079	$47,112
Leasehold improvements	85,772	80,254
Computer software and Web site development costs	40,084	29,980

	192,935	157,346
Accumulated depreciation	(95,973)	(76,365)

Property and equipment, net	$96,962	$80,981

Depreciation expense was $19.6 million, $13.5 million, and $14.4 million in 2012, 2011, and 2010, respectively.

Note 10. Goodwill and Intangible Assets, net

Changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2012	2011
Beginning of year	$29,492	$29,266
Goodwill acquired	424,664	3,773
Impact of foreign currency	17,143	(98)
Discontinued operations	—	(3,449)

End of year	$471,299	$29,492

Intangible assets, net consists of the following (in thousands):

	December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$191,348	$12,731	$14,460	$4,025
Acquired intellectual property	95,012	7,984	3,780	2,877
Trade names	64,082	2,910	1,102	402
Software	10,877	2,503	2,048	505

Intangible assets, net	$361,319	$26,128	$21,390	$7,809

Amortization expense was $18.3 million, $3.4 million, and $3.6 million in 2012, 2011, and 2010, respectively. The estimated aggregate amortization expense for each of the succeeding five years ended 2013 through 2017 is $35.3 million, $33.8 million, $31.0 million, $27.9 million, and $27.3 million, respectively. Some intangible assets are denominated in foreign currency. Projections have been prepared using current foreign currency exchange rates.

Note 11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accounts payable	$12,293	$3,732
Advanced membership payments received	14,722	16,220
Other accrued liabilities	57,348	26,115

Accounts payable and accrued liabilities	$84,363	$46,067

Note 12. Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred compensation	$12,397	$10,894
Lease incentives	28,816	29,999
Deferred rent benefit	28,351	25,862
Deferred revenue – long term	10,523	7,560
Other	18,554	9,491

Total other liabilities	$98,641	$83,806

Note 13. Senior Secured Credit Facilities

On July 2, 2012, the Company, together with certain of its subsidiaries acting as guarantors, entered into a senior secured credit agreement which was subsequently amended and restated on July 18, 2012 and again on August 1, 2012 (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility”, and together with the Term Facilities, the “Senior Secured Credit Facilities”). The Term Loan A Facility and the Revolving Credit Facility mature on August 2, 2017 and the Term Loan B Facility matures on August 2, 2019.

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Company’s prior senior unsecured credit facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. Available borrowings under the Revolving Credit Facility were approximately $73 million at December 31, 2012, which includes approximately $7 million reserved for outstanding letters of credit. The Company repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013.

The Senior Secured Credit Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2013. A net leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. In the event actual results or changes in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s accompanying consolidated balance sheets. The Company was in compliance with all of the Senior Secured Credit Facilities covenants at December 31, 2012.

Principal payments under the Term Loan A Facility of $2.7 million are due on the last day of each quarter starting on March 31, 2013 and ending on December 31, 2014 and $5.2 million starting on March 31, 2015 and ending on June 30, 2017. The remaining Term Loan A Facility balance is due in full on August 2, 2017. Principal payments under the Term Loan B Facility of $0.6 million are due on the last day of each quarter starting on March 31, 2013 and ending on June 30, 2019. The remaining Term Loan B Facility balance is due in full on August 2, 2019. The Revolving Credit Facility matures on August 2, 2017. Loans outstanding bear interest at a base rate or LIBOR rate plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility is based on the ratio of the Company’s and its subsidiaries consolidated first lien indebtedness to the Company’s and its subsidiaries consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Credit Agreement. The annual interest rate on the Term Loan A Facility and Revolving Credit Facility was 3.21% and the annual interest rate on the Term Loan B Facility was 5.0% at December 31, 2012. The Company paid interest of $8.4 million in 2012 and accrued interest was $1.2 million at December 31, 2012.

The Company paid $4.6 million of loan origination fees related to the Term Loan A Facility and Term Loan B Facility, which was recorded as a contra-liability, and $14.5 million of deferred financing costs, which was capitalized in Other assets; both are amortized as interest expense over the term of the Credit Agreement using the effective interest method. Total amortization expense of the loan origination fees and deferred financing costs determined using the effective interest method was $1.8 million in 2012 and is reported as interest expense.

The future minimum payments for the Senior Secured Credit Facilities are as follows for the years ended December 31: (in thousands)

2013	$13,250
2014	13,250
2015	23,250
2016	23,250
2017	234,500
Thereafter	237,500

Total principal payments	545,000
Less: unamortized original issue discount	4,241

Present value of principal payments	540,759
Less: current portion	12,479

Debt – long term	$528,280

Amounts outstanding under the Revolving Credit Facility are classified as long-term debt. The Company believes the carrying value of its long term debt approximates its fair value as the terms and interest rates approximate market rates.

Note 14. Derivative Instruments and Hedging

The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the CEB segment’s products and services are denominated primarily in United States dollars (“USD”), including products and services sold to members that are located outside the United States. Many of the costs associated with the CEB segment operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the USD in countries where the CEB segment has foreign operations would result in higher effective operating costs and reduced earnings. The Company uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its CEB UK subsidiary. A forward contract obligates CEB to exchange a predetermined amount of USD to make equivalent GBP payments equal to the value of such exchanges.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward currency contracts are recognized in the consolidated balance sheets at fair value. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was $10.4 million and $22.8 million at December 31, 2012 and 2011, respectively.

The SHL segment enters into forward currency contracts to protect against a reduction in value of forecasted foreign currency cash flows into GBP. The SHL segment foreign currency contracts are not designated as hedging instruments and changes in fair value are recognized in the statements of operations. The maximum length of time over which the SHL segment hedges its exposure to the variability in future cash flows is 6 months. The SHL segment had the following foreign currency contracts outstanding at December 31, 2012:

Foreign Currency (sell)			GBP (buy)
South African Rand	(ZAR)	17,700,000	1,277,755
Swedish Krona	(SEK)	17,000,000	1,604,212
Hong Kong Dollar	(HKD)	7,100,000	564,298

The fair value of derivative instruments on the Company’s consolidated balance sheets is as follows (in thousands):

	December 31,
Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$111	$34
Liability Derivatives
Accounts payable and accrued liabilities	$—	$334
Derivatives not designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$14	$—
Liability Derivatives
Accounts payable and accrued liabilities	$9	$—

The pre-tax effect of derivative instruments on the Company’s consolidated statements of operations is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011
Forward currency contracts	$684	$268

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	December 31,
	2012	2011
Cost of services	$163	$268
Member relations and marketing	133	228
General and administrative	66	109

	$362	$605

Note 15. Stockholders’ Equity and Share-based Compensation

Share-based compensation

Under share-based compensation plans, the Company has historically granted employees and directors stock options, SARs, and RSUs. Stock options are rights to purchase common stock of the Company at the fair market value on the date of grant. SARs are equity settled share-based compensation arrangements whereby the number of shares of the Company’s common stock that will ultimately be issued is based on the appreciation of the Company’s common stock and the number of awards granted to an individual. RSUs are equity settled share-based compensation arrangements of a number of shares of the Company’s common stock. Holders of stock options and SARs do not participate in dividends until after the exercise of the award. RSU holders do not participate in dividends nor do they have voting rights until the restrictions lapse.

Share-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience. In 2012, 2011, and 2010, the Company’s estimated forfeiture rate was 14%.

The Company recognized total share-based compensation costs of $9.2 million, $8.1 million, and $7.5 million in 2012, 2011, and 2010, respectively. These amounts are allocated to cost of services, member relations and marketing, and general and administrative expenses in the consolidated statements of operations. The total income tax benefit for share-based compensation arrangements was $3.7 million, $3.2 million, and $3.0 million in 2012, 2011, and 2010, respectively. At December 31, 2012, $21.3 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Equity incentive plans

In June 2012, the Company’s stockholders approved and the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, and incentive bonuses. The 2012 Plan provides for the issuance of up to 5,600,000 shares of common stock plus any shares subject to outstanding awards under the 2004 Plan that, on or after June 7, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares), up to an aggregate maximum of 11,198,113 shares. Upon stockholder approval of the 2012 Plan, the 2004 Stock Incentive Plan (the “2004 Plan”) was suspended and no new grants will be made under the 2004 Plan.

In 2012, the Company issued RSUs under the 2004 Plan and the 2012 Plan (together “the Plans”). The terms of the awards granted under the Plans, including vesting, forfeiture, and post termination exercisability are set by the plan administrator subject to certain restrictions. The contractual term of equity awards generally ranges from 4 to 7 years. The Company had approximately 7.5 million shares available for issuance under the 2012 Plan at December 31, 2012.

Restricted stock units

The following table summarizes the changes in RSUs:

	2012		2011		2010
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	826,482	$26.58	832,457	$19.33	655,792	$15.17
Granted	357,218	42.38	317,934	38.27	403,310	25.76
Forfeited	(71,425)	28.95	(74,143)	21.49	(43,536)	13.08
Vested	(290,716)	23.47	(249,766)	18.80	(183,109)	20.09

Nonvested, end of year	821,559	$34.34	826,482	$26.58	832,457	$19.33

Included in the 2012 RSU grants are 32,834 performance-based share awards (“PSAs”) granted to the Company’s corporate leadership team. The ultimate number of PSAs that will vest is based upon the achievement of specified levels of revenue and adjusted EBITDA during the three-year period ending December 31, 2014.

Stock appreciation rights

The following assumptions were used to value grants of SARs:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	—	—	4.30%
Dividend yield	—	—	1.50%
Expected life of option (in years)	—	—	4.8
Expected volatility (calculated historically)	—	—	42%
Weighted-average fair value of share-based compensation awards granted	$—	$—	$11.05

The following table summarizes the changes in SARs:

	2012		2011		2010
	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price
Outstanding, beginning of year	1,118,258	$62.81	1,289,073	$63.08	1,351,698	$64.51
Granted	—	—	—	—	60,000	30.01
Forfeited	(58,375)	63.58	(132,690)	71.76	(122,625)	62.64
Exercised	(78,750)	40.80	(38,125)	40.78	—	—

Outstanding, end of year	981,133	$64.53	1,118,258	$62.81	1,289,073	$63.08

Vested or expected to vest, end of year	976,933	$64.68	1,085,878	$63.62	1,136,816	$64.71

Exercisable, end of year	951,133	$65.62	958,951	$66.92	860,271	$70.73

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. At December 31, 2012 and 2011, the Company had 387,880 and 15,000 vested SARs with an aggregate intrinsic value of $2.7 million and $0.1 million, respectively. The total intrinsic value of SARs exercised in 2012 and 2011 was $0.5 million and $0.1 million, respectively.

The following table summarizes the characteristics of SARs at December 31, 2012:

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years
$30.01 – $45.74	417,880	$39.66	2.56	387,880	$40.40	2.39
66.60 – 76.00	342,243	73.57	1.32	342,243	73.57	1.32
97.56 – 97.56	221,010	97.56	0.20	221,010	97.56	0.20

$30.01 – $97.56	981,133	$64.53	1.60	951,133	$65.62	1.50

Stock options

The following table summarizes the changes in stock options:

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	672,865	$58.79	1,122,865	$53.44	1,202,717	$53.03
Granted	—	—	—	—	—	—
Forfeited	(475,875)	66.97	(381,625)	47.82	(56,002)	55.83
Exercised	(43,845)	32.46	(68,375)	32.16	(23,850)	27.37

Outstanding, end of year	153,145	$40.91	672,865	$58.79	1,122,865	$53.44

Vested or expected to vest, end of year	153,145	$40.91	672,865	$58.79	1,122,865	$53.44

Exercisable, end of year	153,145	$40.91	672,865	$58.79	1,122,865	$53.44

At December 31, 2012 and 2011, the Company had vested stock options outstanding to purchase an aggregate of 80,905 and 124,750 shares with an aggregate intrinsic value of $1.2 million and $0.7 million, respectively. The total intrinsic value of stock options exercised in 2012, 2011, and 2010 was $0.4 million, $0.5 million, and $0.1 million, respectively.

The following table summarizes the characteristics of stock options at December 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years
$32.30 – $32.30	80,905	$32.30	0.19
50.55 – 50.55	72,240	50.55	0.83

$32.30 – $50.55	153,145	$40.91	0.49

Share Repurchases

In August 2011, the Company’s Board of Directors authorized a $50 million stock repurchase program for the Company’s common stock. In 2012 and 2011, the Company repurchased approximately 0.2 million and 1.3 million shares of its common stock, respectively, at a total cost of $10.0 million and $40.3 million, respectively, pursuant to publicly announced plans. The remaining repurchase activity in 2012, 2011, and 2010 relates to common stock surrendered by employees to satisfy federal and state tax withholding obligations. The total remaining authorization pursuant to the $50 million stock repurchase program was $18.1 million and expired on December 31, 2012.

In February 2013, the Company’s Board of Directors approved a new $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. In February 2013, the Board of Directors declared a first quarter cash dividend of $0.225 per share. The dividend is payable on March 29, 2013 to stockholders of record at the close of business on March 15, 2013. In 2012, the Board of Directors declared and paid quarterly cash dividends of $0.175 per share for each quarter of 2012.

Preferred stock

The Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share at December 31, 2012 and 2011. No shares were issued and outstanding at December 31, 2012 and 2011.

Note 16. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current tax expense
Federal	$35,279	$25,478	$33,482
State and local	8,062	5,604	8,326
Foreign	2,685	2,335	273

Total current	46,026	33,417	42,081
Deferred tax (benefit) expense
Federal	(2,662)	5,207	(4,396)
State and local	(544)	1,238	(3,397)
Foreign	(5,251)	(1,002)	(273)

Total deferred	(8,457)	5,443	(8,066)

Provision for income taxes	$37,569	$38,860	$34,015

In 2012, 2011, and 2010, the Company made cash payments for income taxes of $36.9 million, $28.3 million, and $39.4 million, respectively. As a result of the sale of Toolbox.com, the Company received tax deductions in 2011 lowering cash payments for income taxes. Additionally, the disposition resulted in prepaid income taxes of $11.6 million at December 31, 2011 which lowered the Company’s cash payments for income taxes in 2012.

The components of Income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
US sources	$87,994	$94,459	$85,666
Non-US sources	(13,374)	1,848	448

Total	$74,620	$96,307	$86,114

The provision for income taxes differs from the amount of income taxes determined by applying the US federal income tax statutory rate to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statutory US federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.5	4.8	3.8
Foreign income tax	2.1	(0.2)	(0.2)
Foreign currency (gain) loss	(0.1)	0.2	—
Transaction costs	5.5	—	—
Permanent differences and other, net	1.0	1.4	(0.8)
Reserve for tax contingencies	0.3	(0.8)	1.7

Effective tax rate	50.3%	40.4%	39.5%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Share-based compensation	$10,664	$12,564
Accrued incentive compensation	14,460	13,404
Accruals and reserves	1,227	1,077
Net operating loss and tax credit carryforwards	15,846	13,231
Deferred compensation plan	4,580	4,771
Deferred revenue	—	2,828
Operating leases and lease incentives	21,911	11,473
Other	3,403	1,225

Total deferred tax assets	72,091	60,573
Valuation allowance	(11,248)	(7,886)

Total deferred tax assets, net of valuation allowance	60,843	52,687
Deferred tax liabilities
Deferred incentive compensation	6,974	6,866
Depreciation	9,688	5,565
Goodwill and intangibles	91,085	3,110
Deferred revenue	372	—
Other	82	248

Total deferred tax liabilities	108,201	15,789

Net deferred tax (liabilities) assets	$(47,358)	$36,898

In estimating future tax consequences, ASC Topic 740 “Income Taxes,” generally considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The valuation allowance at December 31, 2012 was primarily due to state tax credit carryforwards from Washington DC described below and foreign loss carryforwards acquired through the purchase of SHL and the valuation allowance at December 31, 2011 was primarily due to state tax credit carryforwards from Washington DC. The net change in the valuation allowance was an increase of $3.4 million and $0.4 million in 2012 and 2011, respectively. The increase in valuation allowance in 2012 was primarily due to the establishment of a valuation allowance against foreign loss carryforwards acquired through the purchase of SHL.

The Company has approximately $9.7 million of federal and state net operating loss carryforwards available as a result of the acquisition of Iconoculture. These carryforwards will be available to offset future income through 2031. The Company generated net operating loss carryforwards for state income tax purposes of $2.5 million in 2010 which is available to offset future state taxable income through 2030. The Company has approximately $10.8 million of non-trading loss carryforwards available as a result of the acquisition of SHL. These carryforwards are potentially available indefinitely. The use of these net operating loss carryforwards may be limited.

The Company has Washington DC tax credit carryforwards resulting in a deferred tax asset of $7.2 million at December 31, 2012 and 2011, respectively. These credits expire in years 2015 through 2018. The Company recorded a $7.2 million valuation allowance related to these credit carryforwards at December 31, 2012 and 2011, respectively.

Undistributed earnings of the Company’s foreign subsidiaries amounted to $34.0 million, $23.5 million, and $18.2 million at December 31, 2012, 2011, and 2010, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for applicable taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the US liability.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows (in thousands):

	December 31,
	2012	2011	2010
Balance at beginning of the year	$1,132	$2,563	$592
Additions based on tax positions related to the current year	23	24	79
Additions for tax positions of prior years	—	210	1,912
Positions assumed in SHL acquisition	3,999
Reductions for tax positions of prior years	—	—	—
Reductions for lapse of statute of limitations	(80)	(1,665)	(20)
Settlements	—	—	—

Balance at end of the year	$5,074	$1,132	$2,563

The Company files income tax returns in US federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2009. The Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized, except for $0.3 million, $0.4 million, and $1.2 million of tax credits that would be available to offset this liability at December 31, 2012, 2011, and 2010, respectively. Interest and penalties recognized related to uncertain tax positions amounted to $0.2 million, $0.2 million, and $0.5 million in 2012, 2011, and 2010, respectively. Accrued interest and penalties were $2.9 million and $0.7 million at December 31, 2012 and 2011, respectively, and was included in Accounts payable and accrued liabilities. In 2012, the Company assumed accrued interest and penalties of $1.8 million with the SHL acquisition. The Company classifies interest and penalties related to the unrecognized tax benefits in its income tax provision.

The Internal Revenue Service commenced an examination of the Company’s US income tax returns for 2008 through 2010 in the second quarter of 2012.

Note 17. Employee Benefit Plans

Defined contribution 401(k) plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. The Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The Company’s matching contribution is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire, and an employee must be employed by the Company on the last day of a Plan year in order to vest in the Company’s contribution for that year. The Company’s contributions to the Plan were $4.5 million, $3.8 million, and $2.9 million in 2012, 2011, and 2010, respectively.

Employee stock purchase plan

The Company sponsors an employee stock purchase plan (the “ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first or last day of the applicable offering period. In 2012, 2011, and 2010, the Company issued 19,420 shares, 16,970 shares, and 21,668 shares of common stock, respectively, under the ESPP. At December 31, 2012, approximately 714,000 shares were available for issuance.

Deferred compensation plan

The Company has a Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Deferred Compensation Plan provides for deferred amounts to be credited with investment returns based on investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Company invests funds sufficient to pay the deferred compensation liabilities in mutual fund investments through insurance contracts in a Rabbi Trust to match the investment options made by participants. These investments are considered trading securities, carried at fair value, and included in Other assets on the consolidated balance sheets. Earnings (losses) associated with the Deferred Compensation Plan’s assets were $1.7 million, $(0.5) million, and $1.7 million in 2012, 2011, and 2010, respectively, and are included in Interest income and other while offsetting changes in individual participant account balances are recorded as compensation expense in the consolidated statements of operations.

The Deferred Compensation Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Deferred Compensation Plan. The Company did not make any discretionary contributions to the Deferred Compensation Plan in 2012, 2011, or 2010.

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

In October 2012, the Company entered into a lease agreement for 108,800 square feet in Arlington, Virginia. The Company expects that these actions will increase its aggregate rent expense by approximately $3.0 million for the year ended December 31, 2013 and by approximately $5.0 million for each year thereafter through the end of the lease period. Total lease payments over the non-cancelable 10 year 7 month term ending on December 31, 2023, including escalations, will be approximately $56.0 million. The lease agreement contains a one-time expansion right in 2013 for an additional contiguous floor of 21,760 square feet at the same terms and conditions and a renewal option to extend the lease for an additional four or five year period. CEB will be required to pay its pro rata portion of any increases in building operating expenses and real estate taxes in excess of the 2013 base year.

In November 2012, the Company entered into an agreement to extend a current sublease for one floor of its corporate headquarters and sublease one additional floor. The extension and sublease will begin on January 1, 2014 for a five year period.

Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at December 31, 2012 (in thousands):

	Payments Due and Sublease Receipts by Period at December 31, 2012
	Total	YE 2013	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Operating lease obligations	$637,980	$44,101	$47,471	$47,300	$47,535	$46,032	$405,541
Subleases receipts	(277,390)	(14,562)	(17,591)	(19,178)	(19,638)	(20,111)	(186,310)

Total net lease obligations	$360,590	$29,539	$29,880	$28,122	$27,897	$25,921	$219,231

Rent expense, net of sublease income, was $24.2 million, $22.2 million, and $25.2 million in 2012, 2011, and 2010, respectively.

Other

At December 31, 2012, the Company had outstanding letters of credit totaling $8.3 million to provide security deposits for certain office space leases. The letters of credit expire in the period from January 2013 through December 2013, but will automatically extend for another year from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s operating results.

The Company continues to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company accrued a liability of $5.8 million at December 31, 2012 and $3.0 million at December 31, 2011 relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. The liability at December 31, 2012 includes $2.6 million recorded in the preliminary purchase price allocation for SHL.

Note 19. Segments and Geographic Areas

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. With the acquisition of SHL, the Company now has two reportable segments, CEB and SHL. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. Beginning with the fourth quarter of 2012, PDRI is included in the CEB segment. The Company’s segment disclosures for 2012 have been recast for comparative purposes to include PDRI in the CEB segment from the acquisition date. PDRI provides customized personnel assessment tools and services to various agencies of the US Government and was acquired with SHL.

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

The Company evaluates the performance of its operating segments based on Adjusted segment revenue, Adjusted segment EBITDA, and Adjusted segment EBITDA Margin. The Company defines Adjusted segment revenue as segment revenue before the impact of the deferred revenue fair value adjustment resulting from acquisitions. The Company defines Adjusted segment EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition. Adjusted segment EBITDA margin refers to Adjusted segment EBITDA as a percentage of Adjusted segment revenue.

Although Adjusted segment revenue, Adjusted segment EBITDA, and Adjusted segment EBITDA margin are not measures of financial condition or performance determined in accordance with GAAP, management uses these non-GAAP financial measures to evaluate and compare the operating performance of its segments.

Information for the Company’s reportable segments is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue
CEB segment	$564,062	$484,663	$432,431
SHL segment	58,592	—	—

Total revenue	$622,654	$484,663	$432,431

Adjusted revenue
CEB segment	$564,062	$484,663	$432,431
SHL segment	75,726	—	—

Total Adjusted revenue	$639,788	$484,663	$432,431

Adjusted EBITDA
CEB segment	$154,600	$120,757	$110,058
SHL segment	19,589	—	—

Total Adjusted EBITDA	$174,189	$120,757	$110,058

Adjusted EBITDA margin
CEB segment	27.4%	24.9%	25.5%
SHL segment	25.9%	—	—

Total Adjusted EBITDA margin	27.2%	$24.9%	$25.5%

Depreciation and amortization
CEB segment	$24,371	$16,928	$18,039
SHL segment	13,487	—	—

Total depreciation and amortization	$37,858	$16,928	$18,039

The table below reconciles total revenue to total Adjusted revenue (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total revenue	$622,654	$484,663	$432,431
Impact of the deferred revenue fair value adjustment	17,134	—	—

Total Adjusted revenue	$639,788	$484,663	$432,431

The table below reconciles Net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income	$37,051	$52,655	$40,363
Loss from discontinued operations, net of provision for income taxes	—	4,792	11,736

Income from continuing operations	37,051	57,447	52,099
Interest expense (income), net	10,834	(596)	(1,526)
Depreciation and amortization	37,858	16,928	18,039
Provision for income taxes	37,569	38,860	34,015
Impact of the deferred revenue fair value adjustment	17,134	—	—
Acquisition related costs	24,529	—	—
Share-based compensation	9,214	8,118	7,431

Adjusted EBITDA	$174,189	$120,757	$110,058

Adjusted EBITDA Margin	27.2%	24.9%	25.5%

The following is a reconciliation of segment assets to total assets (in thousands):

	December 31,
	2012	2011
Cash and cash equivalents
CEB segment	$37,715	$133,429
SHL segment	34,984	—

Total cash and cash equivalents	$72,699	$133,429

Accounts receivable, net
CEB segment	$194,276	$154,255
SHL segment	45,323	—

Total accounts receivable, net	$239,599	$154,255

Goodwill
CEB segment	$80,886	$29,492
SHL segment	390,413	—

Total goodwill	$471,299	$29,492

Intangible assets, net
CEB segment	$52,124	$13,581
SHL segment	283,067	—

Total intangible assets	$335,191	$13,581

Property and equipment, net
CEB segment	$84,360	$80,981
SHL segment	12,602	—

Total property and equipment, net	$96,962	$80,981

Total assets
CEB segment	$550,429	$533,692
SHL segment	771,820	—

Total assets	$1,322,249	$533,692

The Company has revenue and long-lived assets, consisting of property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States (1)	Europe	Other Countries	Total
2012
Revenue	$408,022	$104,825	$109,807	$622,654
Long-lived assets	201,455	693,445	8,552	903,452
2011
Revenue	$326,864	$71,916	$85,883	$484,663
Long-lived assets	102,550	13,424	8,080	124,054
2010
Revenue	$290,905	$69,755	$71,771	$432,431
Long-lived assets	112,366	4,876	8,992	126,234

(1)	Excludes Toolbox.com revenue of $5.3 million and $6.5 million in 2011 and 2010, respectively, classified as discontinued operations.

Note 20. Related Party Transaction

In 2012, the Company paid $3.0 million to the Boston Consulting Group (“BCG”), included in Acquisition related costs in the consolidated statements of operations associated with SHL integration support. The spouse of the Company’s CEO and Chairman is a senior partner and managing director of BCG. Consistent with the Company’s corporate governance policies, the Audit Committee reviewed and approved the retention of BCG.

Note 21. Quarterly Financial Data (unaudited)

Unaudited summarized quarterly financial data is as follows (in thousands, except per-share amounts):

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$128,467	$135,718	$164,749	$193,720
Total costs and expenses	103,322	110,215	156,103	168,346
Operating profit	25,145	25,503	8,646	25,374
Income before provision for income taxes	26,555	24,758	5,303	18,004
Net income	15,561	14,765	(456)	7,181
Basic earnings (loss) per share	0.47	0.44	(0.01)	0.21
Diluted earnings (loss) per share	$0.46	$0.44	$(0.01)	$0.21

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$113,623	$117,482	$121,607	$131,951
Total costs and expenses	94,746	98,774	96,096	98,562
Operating profit	18,877	18,708	25,511	33,389
Income from continuing operations before provision for income taxes	20,382	19,031	22,967	33,928
Income from continuing operations	12,060	10,956	14,558	19,873
Loss from discontinued operations, net of provision for income taxes	(706)	(612)	(552)	(2,923)
Net income	11,354	10,344	14,006	16,950
Basic earnings (loss) per share	0.33	0.30	0.41	0.51
Continuing operations	0.35	0.32	0.43	0.60
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.09)
Diluted earnings (loss) per share	0.33	0.30	0.41	0.50
Continuing operations	0.35	0.31	0.42	0.59
Discontinued operations	$(0.02)	$(0.02)	$(0.02)	$(0.09)

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

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired SHL Group Holdings I entities, which are included in our 2012 consolidated financial statements since the acquisition date of August 2, 2012.

See Report of Management’s Assessment of Internal Control Over Financial Reporting and the attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on effectiveness of our internal controls over financial reporting in Item 8.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information is included in the Company’s Proxy Statement related to its 2013 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2012 (the “Proxy Statement”) and is incorporated herein by reference:

•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company

•	Information regarding executive officers of the Company

•	Information regarding the Company’s Audit Committee and designated “audit committee financial experts”

•	Information on the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Code of Conduct for Officers, Directors and Employees,” and on the Company’s corporate governance guidelines

•	Information regarding Section 16(a) beneficial ownership reporting compliance

Item 11. Executive Compensation.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding the Company’s compensation of its named executive officers

•	Information regarding the Company’s compensation of its directors

•	The report of the Company’s Compensation Committee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding security ownership of certain beneficial owners, directors and executive officers

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2012.

	(A)	(B)	(C)
Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuances under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity compensation plans approved by stockholders (1)	1,931,837	$61.97	7,500,886
Equity compensation plans not approved by stockholders (2)	24,000	32.30	—

Total	1,955,837	$61.34	7,500,886

(1)	Number of securities includes stock options, stock appreciation rights and restricted stock units. The total of stock options and stock appreciation rights is 1,110,278 with a weighted average exercise price of $61.97. Total restricted stock units are 821,559.
(2)	In March 2002, the Company adopted the 2002 Non-Executive Stock Incentive Plan, as amended (the “2002 Plan”), which was not approved by stockholders. In December 2006, the Company further amended the 2002 Plan to address new guidance regarding equity restructurings under new accounting rules relating to share-based compensation. The 2002 Plan provided for the issuance of up to 7,300,000 shares of common stock under stock options or restricted stock grants. Any person who is an employee or prospective employee of the Company was eligible for the grant of awards under the 2002 Plan, unless such person is an officer or director of the Company. The terms of awards granted under the 2002 Plan, including vesting, forfeiture and post termination exercisability are set by the plan administrator, subject to certain restrictions set forth in the 2002 Plan. The stock options granted under the 2002 Plan generally become exercisable 25% per year beginning one year from the date of grant and expire by March 2013. With stockholder approval of the Company’s 2004 Stock Incentive Plan in July 2004, the 2002 Plan was suspended and no new grants will be made under the 2002 Plan. Stockholder approval of the 2004 Plan terminated the Company’s ability to issue awards for 4,497,625 shares that at that time remained available under the 2002 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following information is included in the Proxy Statement and incorporated herein by reference:

•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company

•	Information regarding related party transactions

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” of our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 hereof:

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II-Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Description of Exhibit
2.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of SHL Group Holdings 1 Limited and Certain Shares in SHL Group Holdings 3 Limited between the Sellers, The Corporate Executive Board Company (UK) Limited (as Buyer), The Corporate Executive Board Company (as Guarantor), and VSS Communications Partners IV, L.P. (as Qwiz Guarantor), dated July 2, 2012 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

3.3	Certificate of Retirement of the Class A Voting Common Stock and the Class B Non-Voting Common Stock of the Corporate Executive Board Company. (Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 1999.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

10.1	2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 10, 2001 (Registration No. 333-67238).) *

10.2	2002 Non-Executive Stock Incentive Plan. (Incorporated by reference to Exhibit 10.21.3 to the Annual Report on Form 10-K for the year ended December 31, 2002.) *

10.3	2004 Stock Incentive Plan, as amended June 14, 2007. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2007.) *

10.4	Form of term sheet for director non-qualified stock options. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2001.) *

10.5	The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

10.6	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.) *

10.7	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.) *

10.8	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.)

10.9	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2006.) *

10.10	Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.)

10.11	Form of Employer Protection Agreement, revised February 12, 2010. (Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.)

10.12	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.) *

10.13	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007.)

10.14	Form of Change in Control Severance Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.) *

10.15	Revised Form of Employer Protection Agreement, adopted February 12, 2010. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009.)

10.16	Revised Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan for Restricted Stock Units. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.17	Revised Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under 2004 Stock Incentive Plan for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.18	Severance Program – Corporate Leadership Team, adopted January 8, 2010. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.19	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2011.) *

10.20	Extension letter, dated November 7, 2011, to the Collaboration Agreement with The Advisory Board Company. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.)

10.21	Credit Agreement, dated as of March 16, 2011, by and among The Corporate Executive Board Company, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011.)

10.22	Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2011.)*

10.23	Executive Severance Agreement, dated as of February 3, 2012, by and between The Corporate Executive Board Company and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011.) *

10.24	Revised Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2011.)*

10.25	Credit Agreement, dated as of July 2, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

10.26	Amendment No. 1 to the Credit Agreement, dated as of July 18, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.27	Amendment No. 2 to the Credit Agreement, dated as of August 1, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.28	The Corporate Executive Board Company 2012 Stock Incentive Plan. † *

10.29	Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2012 Stock Incentive Plan. † *

10.30	Lease agreement by and between Geneva Associates Limited Partnership and The Corporate Executive Board Company, dated October 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2012.)

14.1	Code of Conduct For Directors, Executives and Employees (Restated as of August 5, 2010). (Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2010.)

21.1	List of the Subsidiaries of The Corporate Executive Board Company. †

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012 and have issued our report thereon dated March 1, 2013 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 1, 2013

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II-Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Balance assumed with SHL acquisition	Additions Charged to Revenue	Additions Charged To Provision for Income Taxes		Deductions from Reserve	Balance at End of Year
Year ended December 31, 2012
Allowance for uncollectible revenue	$962	$1,086	$4,964	$	—	$4,603	$2,409
Valuation allowance on deferred tax assets	7,886	$3,028	—		394	60	11,248
Year ended December 31, 2011
Allowance for uncollectible revenue	$1,789		$4,125	$	—	$4,952	$962
Valuation allowance on deferred tax assets	7,493		—		556	163	7,886
Year ended December 31, 2010
Allowance for uncollectible revenue	$2,486		$5,882	$	—	$6,579	$1,789
Valuation allowance on deferred tax assets	9,091		—		—	1,598	7,493

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of March 1, 2013.

THE CORPORATE EXECUTIVE BOARD COMPANY

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2013 by the following persons on behalf of the registrant and in the capacity indicated.

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