Form 10-Q
period 2013-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2013-05-10
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The Company had 33,611,860 shares of common stock, par value $0.01 per share, outstanding at May 3, 2013.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,991	$72,699
Accounts receivable, net	175,682	239,599
Deferred income taxes, net	15,449	15,669
Deferred incentive compensation	23,665	19,984
Prepaid expenses and other current assets	16,355	19,068

Total current assets	373,142	367,019
Deferred income taxes, net	277	283
Property and equipment, net	98,929	96,962
Goodwill	447,480	471,299
Intangible assets, net	313,501	335,191
Other non-current assets	48,631	51,495

Total assets	$1,281,960	$1,322,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$61,994	$84,363
Accrued incentive compensation	54,510	53,927
Deferred revenue	396,392	365,747
Deferred income taxes, net	2,898	3,537
Debt – current portion	12,477	12,479

Total current liabilities	528,271	520,053
Deferred income taxes	61,301	59,773
Other liabilities	105,377	98,641
Debt – long term	505,159	528,280

Total liabilities	1,200,108	1,206,747
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 44,529,229 and 44,220,685 shares issued, and 33,566,102 and 33,337,337 shares outstanding at March 31, 2013 and December 31, 2012, respectively	445	442
Additional paid-in capital	433,180	427,491
Retained earnings	349,488	345,907
Accumulated elements of other comprehensive (loss) income	(10,714)	27,665
Treasury stock, at cost, 10,963,127 and 10,883,348 shares at March 31, 2013 and December 31, 2012, respectively	(690,547)	(686,003)

Total stockholders’ equity	81,852	115,502

Total liabilities and stockholders’ equity	$1,281,960	$1,322,249

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$190,272	$128,467
Costs and expenses:
Cost of services	70,991	43,651
Member relations and marketing	55,658	38,178
General and administrative	25,217	15,988
Acquisition related costs	998	476
Depreciation and amortization	14,706	5,029

Total costs and expenses	167,570	103,322

Operating profit	22,702	25,145
Other (expense) income, net
Interest income and other	1,552	1,547
Interest expense	(6,400)	(137)

Other (expense) income, net	(4,848)	1,410

Income before provision for income taxes	17,854	26,555
Provision for income taxes	6,646	10,994

Net income	$11,208	$15,561

Basic earnings per share	$0.34	$0.47
Diluted earnings per share	$0.33	$0.46
Weighted average shares outstanding:
Basic	33,379	33,327
Diluted	33,797	33,661
Dividends per share	$0.225	$0.175

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$11,208	$15,561
Other comprehensive income (loss):
Currency translation adjustment	(38,018)	260
Foreign currency hedge, net of tax	(361)	396
Change in unrealized gains on available-for-sale marketable securities, net of tax	—	(42)

Comprehensive (loss) income	$(27,171)	$16,175

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$11,208	$15,561
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	14,706	5,029
Amortization of credit facility issuance costs	799	—
Deferred income taxes	5,582	1,326
Share-based compensation	2,766	1,968
Excess tax benefits from share-based compensation arrangements	(3,484)	(1,311)
Foreign currency translation gain	(619)	(180)
Amortization of marketable securities premiums, net	—	29
Changes in operating assets and liabilities:
Accounts receivable, net	61,165	60,236
Deferred incentive compensation	(3,716)	(1,481)
Prepaid expenses and other current assets	2,439	7,358
Other non-current assets	328	(1,430)
Accounts payable and accrued liabilities	(21,312)	(13,016)
Accrued incentive compensation	1,071	3,470
Deferred revenue	33,041	23,765
Other liabilities	7,381	769

Net cash flows provided by operating activities	111,355	102,093
Cash flows from investing activities:
Purchases of property and equipment	(8,759)	(1,082)
Acquisition of businesses, net of cash acquired	—	(20,982)

Net cash flows used in investing activities	(8,759)	(22,064)
Cash flows from financing activities:
Payments of credit facility	(23,313)	—
Proceeds from the exercise of common stock options	1,098	771
Proceeds from the issuance of common stock under the employee stock purchase plan	142	128
Excess tax benefits from share-based compensation arrangements	3,484	1,311
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(4,544)	(1,570)
Payment of dividends	(7,513)	(5,833)

Net cash flows used in financing activities	(30,646)	(5,193)
Effect of exchange rates on cash	(2,658)	434

Net increase in cash and cash equivalents	69,292	75,270
Cash and cash equivalents, beginning of period	72,699	133,429

Cash and cash equivalents, end of period	$141,991	$208,699

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

The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in CEB’s 2012 Annual Report on Form 10-K.

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2012 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ended December 31, 2013 or any other period within 2013.

Note 2. Recent Accounting Pronouncements

Recently Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update is effective for us in our first quarter of fiscal 2013 and will be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance did not have a significant impact on our condensed consolidated financial statements.

Note 3. Acquisitions

SHL

On August 2, 2012, CEB completed the acquisition of 100% of the equity interests of SHL pursuant to a sale and purchase agreement entered into on July 2, 2012. SHL is a global leader in cloud-based talent measurement and management solutions and is headquartered in the UK. The acquisition significantly expanded the addressable market of both companies through an increased global presence across major developed and emerging markets, enhancing CEB’s ability to scale and extend its existing platform with technology-driven solutions.

The purchase price was approximately $654 million in cash. CEB used borrowings under the Senior Secured Credit Facility and approximately $121 million of its available cash on hand to fund the purchase price.

The Company is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon receipt of final valuations of underlying assets and the necessary management reviews thereof. Based on the current estimated fair value of the acquired assets and assumed liabilities as of the acquisition date, CEB allocated approximately $84.8 million to the net tangible liabilities, $323.2 million to other intangible assets, and $415.6 million to goodwill. Goodwill and intangible assets are not expected to be deductible for tax purposes. As a result, the Company recorded a deferred tax liability of approximately $94.1 million related to the difference in the book and tax basis of identifiable intangible assets. Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was approximately $34 million based on current exchange rates. It is expected that the acquisition date deferred revenue will mostly be recognized through 2013 and the remaining portion in 2014.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the Company’s operating results as if the SHL acquisition had been completed on January 1, 2011. The pro forma financial information includes the impact of fair value adjustments, including a $34 million deferred revenue fair value adjustment on revenue recognized, amortization expense from acquired intangible assets, interest expense, and the related tax effects. In preparing the pro forma financial information, CEB has assumed that approximately $26 million of the deferred revenue fair value adjustment would be recognized in 2011 and approximately $8 million would be recognized in 2012. The following unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 2011 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity (unaudited and in thousands):

Three Months Ended March 31, 2012
Pro forma revenue	$181,131

Pro forma net income	$15,367

Valtera

In February 2012, the Company completed the acquisition of Valtera Corporation (“Valtera”), a talent management company that provides tools and services to assist organizations in hiring, engaging, and developing talent. The Company acquired 100% of the equity interests for a cash payment of $22.4 million less cash acquired of $1.9 million. The Company allocated $8.8 million to intangible assets with a weighted average amortization period of 6 years and $11.4 million to goodwill. The operating results of Valtera are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$141,991	$—	$—	$72,699	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	16,005	—	—	15,267	—
Forward currency exchange contracts	—	—	—	—	111	—
Financial liabilities
Forward currency exchange contracts	$—	$712	$—	$—	$—	$—

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

Note 5. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Billed	$121,299	$178,117
Unbilled	56,377	63,891

	177,676	242,008
Allowance for uncollectible revenue	(1,994)	(2,409)

Accounts receivable, net	$175,682	$239,599

Note 6. Goodwill and Intangible Assets, net

Changes in the carrying amount of goodwill are as follows (in thousands):

	Three Months Ended March 31, 2013	Year ended December 31, 2012
Beginning of period	$471,299	$29,492
Goodwill acquired	—	424,664
Impact of foreign currency	(23,819)	17,143

End of period	$447,480	$471,299

Intangible assets, net at March 31, 2013 consists of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$185,102	$16,417	$168,685	12.5
Acquired intellectual property	91,252	10,537	80,715	14.1
Trade names	60,895	3,924	56,971	13.8
Software	10,472	3,342	7,130	2.1

Total	$347,721	$34,220	$313,501	13.0

Intangible assets, net at December 31, 2012 consists of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$191,348	$12,731	$178,617	12.8
Acquired intellectual property	95,012	7,984	87,028	14.4
Trade names	64,082	2,910	61,172	14.1
Software	10,877	2,503	8,374	2.4

Total	$361,319	$26,128	$335,191	13.2

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense was $8.7 million and $1.4 million in the three months ended March 31, 2013 and 2012, respectively. Future expected amortization of intangible assets at March 31, 2013 is as follows (in thousands):

2013 (1)	$25,463
2014	32,593
2015	29,834
2016	26,848
2017	26,257
Thereafter	172,506

Total	$313,501

(1)	For the nine month period ended December 31, 2013

Note 7. Other Liabilities

Other liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred compensation	$12,938	$12,397
Lease incentives	28,270	28,816
Deferred rent benefit	28,774	28,351
Deferred revenue – long term	16,537	10,523
Other	18,858	18,554

Total other liabilities	$105,377	$98,641

Note 8. Senior Secured Credit Facilities

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

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Company’s prior senior unsecured credit facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. Available borrowings under the Revolving Credit Facility were approximately $93 million at March 31, 2013, which includes approximately $7 million reserved for outstanding letters of credit. The Company repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013.

The Senior Secured Credit Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2013. A net leverage ratio of 1.5x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. In the event actual results or changes in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s accompanying consolidated balance sheets. The Company was in compliance with all of the Senior Secured Credit Facilities covenants at March 31, 2013.

Principal payments under the Term Loan A Facility of $2.7 million are due on the last day of each quarter starting on March 31, 2013 and ending on December 31, 2014 and $5.2 million starting on March 31, 2015 and ending on June 30, 2017. The remaining Term Loan A Facility balance is due in full on August 2, 2017. Principal payments under the Term Loan B Facility of $0.6 million are due on the last day of each quarter starting on March 31, 2013 and ending on June 30, 2019. The remaining Term Loan B Facility balance is due in full on August 2, 2019. The Revolving Credit Facility matures on August 2, 2017. Loans outstanding bear interest at a base rate or LIBOR rate plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility is based on the ratio of the Company’s and its subsidiaries consolidated first lien indebtedness to the Company’s and its subsidiaries consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Credit Agreement. The annual interest rate on the Term Loan A Facility and Revolving Credit Facility was 3.20% and the annual interest rate on the Term Loan B Facility was 5.0% at March 31, 2013. The Company paid interest of $5.5 million in the three months ended March 31, 2013 and accrued interest was $1.3 million at March 31, 2013.

The Company paid $4.6 million of loan origination fees related to the Term Loan A Facility and Term Loan B Facility, which was recorded as a contra-liability, and $14.5 million of deferred financing costs, which was capitalized in Other assets; both are amortized as interest expense over the term of the Credit Agreement using the effective interest method. Total amortization expense of the loan origination fees and deferred financing costs determined using the effective interest method was $0.8 million in the three months ended March 31, 2013.

The future minimum payments for the Senior Secured Credit Facilities are as follows for the years ended December 31 (in thousands):

2013 (1)	$9,938
2014	13,250
2015	23,250
2016	23,250
2017	214,500
Thereafter	237,500

Total principal payments	521,688
Less: unamortized original issue discount	4,052

Present value of principal payments	517,636
Less: current portion	12,477

Debt – long term	$505,159

(1)	For the nine months ended December 31, 2013

Amounts outstanding under the Revolving Credit Facility are classified as long-term debt. The Company believes the carrying value of its long term debt approximates its fair value as the terms and interest rates approximate market rates.

Note 9. Stockholders’ Equity and Share-Based Compensation

Share-Based Compensation

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

The Company recognized total share-based compensation costs of $2.8 million and $2.0 million in the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, $37.8 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	Three Months Ended March 31, 2013
	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	788,725	$34.34
Granted	309,632	56.60
Forfeited	(10,707)	34.34
Vested	(222,171)	57.18

Non-vested, end of period	865,479	$44.81

Performance Based Stock Awards

CEB grants performance based restricted stock units (“PSAs”) to certain members of the corporate leadership team. The ultimate number of PSAs that will vest is based upon the achievement of specified levels of revenue and adjusted EBITDA during the three-year period beginning on January 1st of the year of grant and ending on December 31st of the third calendar year following the date of grant. Vesting is also subject to continued employment through the end of the performance period.

The following table summarizes the changes in PSAs:

	Three Months Ended March 31, 2013
	Number of PSAs	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	32,834	$41.87
Granted	27,805	56.15
Forfeited	—	—
Vested	—	—

Nonvested, end of period	60,639	$48.62

Dividends

In February 2013, the Board of Directors declared a cash dividend of $0.225 per share for the first quarter of 2013 for stockholders of record on March 15, 2013. This dividend, totaling $7.5 million, was paid on March 29, 2013. In 2012, the Board of Directors declared and paid quarterly cash dividends of $0.175 per share for each quarter of 2012.

On May 9, 2013, the Board of Directors declared a second quarter cash dividend of $0.225 per share. The dividend is payable on June 28, 2013 to stockholders of record at the close of business on June 14, 2013. The Company funds its dividend payments with cash on hand and cash generated from operations.

Share Repurchases

In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations.

Note 10. Derivative Instruments and Hedging Activities

The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the CEB segment’s products and services are denominated primarily in United States dollars (“USD”), including products and services sold to members that are located outside the United States. Many of the costs associated with the CEB segment operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the USD in countries where the CEB segment has foreign operations would result in higher effective operating costs and reduced earnings. The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its UK subsidiary. A forward contract obligates the Company to exchange a predetermined amount of USD to make equivalent GBP payments equal to the value of such exchanges.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the consolidated balance sheets at fair value and changes in fair value measurements are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was 7.3 million GBP and 10.4 million GBP at March 31, 2013 and December 31, 2012.

The fair value of derivative instruments on the Company’s consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Asset derivatives
Prepaid expenses and other current assets	$—	$111
Liability derivatives
Accounts payable and accrued liabilities	$712	$—
Derivatives not designated as hedging instruments:
Asset derivatives
Prepaid expenses and other current assets	$—	$14
Liability derivatives
Prepaid expenses and other current assets	$—	$9

The pre-tax effect of the derivative instruments on the Company’s consolidated statements of income is as follows (in thousands):

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended March 31, 2013		Three Months Ended March 31, 2013
Cost of services	$(172)	Forward currency contracts	$(985)

Member relations and marketing	(142)
General & administrative	(69)

Total	$(383)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended March 31, 2012		Three Months Ended March 31, 2012
Cost of services	$6	Forward currency contracts	$677

Member relations and marketing	6
General & administrative	2

Total	$14

Note 11. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items recorded during the period. The effective tax rate was 37.2% and 41.4% in the three months ended March 31, 2013 and 2012, respectively. The Company currently expects that its 2013 tax rate will be approximately 37% not including any additional permanent book-tax differences that are not determinable at this time, such as future foreign currency translation gains or losses, or other discrete items that are currently not recognizable under US GAAP. Income taxes are not provided for the undistributed earnings of the Company’s subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

The Company made income tax payments of $2.7 million and $0.6 million in the three months ended March 31, 2013 and 2012, respectively.

The Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for 2008 through 2010 during the second quarter of 2012.

Note 12. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Basic weighted average common shares outstanding	33,379	33,327
Effect of dilutive common shares outstanding	418	334

Diluted weighted average common shares outstanding	33,797	33,661

Approximately 0.5 million and 1.5 million shares in the three months ended March 31, 2013 and 2012, respectively, have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at March 31, 2013:

	Total	2013*	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Operating lease obligations	$631,723	$33,451	$48,583	$48,524	$48,740	$46,781	$405,644
Sublease receipts	(273,546)	(10,914)	(17,548)	(19,140)	(19,600)	(20,072)	(186,272)

Total net lease obligations	$358,177	$22,537	$31,035	$29,384	$29,140	$26,709	$219,372

*	For the nine months ended December 31, 2013.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $5.9 million liability at March 31, 2013 and December 31, 2012 relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. The liability includes $2.6 million recorded in the preliminary purchase price allocation for SHL.

Note 14. Comprehensive Income

The following table provides the details of changes in the accumulated balances of each component of other comprehensive income (in thousands):

	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2012	$47	$27,618	$27,665
Other comprehensive income (loss) before reclassifications	(591)	(38,018)	(38,609)
Reclassification from AOCI to income	230	—	230

Other comprehensive (loss) income for the period	(361)	(38,018)	(38,379)

Balance, March 31, 2013	$(314)	$(10,400)	$(10,714)

Note 15. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. CEB has two reportable segments: CEB and SHL. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries.

The SHL segment, which includes the operations of SHL (other than PDRI) that the Company acquired on August 2, 2012, provides cloud-based solutions for talent assessment and decision support as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL provides assessments that assist customers in determining potential candidates for employment and career planning as well as consulting services that are customizations to the assessments.

The Company evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the deferred revenue fair value adjustment. The Company defines segment Adjusted EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Although segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin are not measures of financial condition or performance determined in accordance with GAAP, management uses these non-GAAP financial measures to evaluate and compare segment operating performance.

Information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue
CEB segment	$148,139	$128,467
SHL segment	42,133	—

Total revenue	$190,272	$128,467

Adjusted revenue
CEB segment	$148,139	$128,467
SHL segment	46,642	—

Total Adjusted revenue	$194,781	$128,467

Adjusted EBITDA
CEB segment	$38,821	$33,951
SHL segment	8,361	—

Total Adjusted EBITDA	$47,182	$33,951

Adjusted EBITDA margin
CEB segment	26.2%	26.4%
SHL segment	17.9%	—

Total Adjusted EBITDA margin	24.2%	26.4%

Depreciation and amortization
CEB segment	$7,207	$5,029
SHL segment	7,499	—

Total depreciation and amortization	$14,706	$5,029

The table below reconciles total revenue to total Adjusted revenue (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$190,272	$128,467
Impact of the deferred revenue fair value adjustment	4,509	—

Adjusted revenue	$194,781	$128,467

The table below reconciles Net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$11,208	$15,561
Interest expense (income), net	6,349	(77)
Depreciation and amortization	14,706	5,029
Provision for income taxes	6,646	10,994
Impact of the deferred revenue fair value adjustment	4,509	—
Acquisition related costs	998	476
Share-based compensation	2,766	1,968

Adjusted EBITDA	$47,182	$33,951

The table below reconciles Net income to Adjusted net income (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$11,208	$15,561
Impact of the deferred revenue fair value adjustment (1)	3,210	—
Acquisition related costs (1)	624	279
Share-based compensation (1)	1,690	1,182
Amortization of acquisition related intangibles (1)	5,955	825

Adjusted net income	$22,687	$17,847

(1)	Adjustments are net of the estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income rates were used: 29% for the deferred revenue fair value adjustment; 37% for acquisition related costs; 39% for share-based compensation; and 32% for amortization of acquisition related intangibles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward looking statements and risk factors, see “Forward-looking statements” and Part II, Item IA. “Risk Factors.”

Executive Overview

We deliver member-based advisory services, talent measurement assessments, and management solutions. We equip senior executives and their teams with essential information, actionable insights, analytical tools, and advisory support. Through our acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), we also provide cloud-based talent measurement and management solutions.

Revenue was $190.3 million and $128.5 million for the three months ended March 31, 2013 and 2012, respectively. Total costs and expenses were $167.6 million and $103.3 million for the three months ended March 31, 2013 and 2012, respectively. Operating results include the impact of acquired companies from the date of acquisition: Valtera, Inc. (“Valtera”) was acquired on February 4, 2012 and SHL was acquired on August 2, 2012.

Our acquisition of SHL, headquartered in the UK, significantly increased the breadth and geographic scope of our operations. As a result of the incurrence of substantial new indebtedness and the use of a significant amount of our cash on hand, our financial condition differs significantly from prior periods, and our operating results over the next year will likely not be comparable to our operating results for prior periods and we are more exposed to foreign currency exchange rate fluctuations.

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

In addition to these corporate functions, the CEB segment serves operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making. The CEB segment also includes the results of operations for PDRI, a service provider of customized personnel assessment tools and services to various agencies of the US government.

SHL Segment

The SHL segment is a global provider of cloud-based solutions for talent assessment and decision support, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL primarily delivers assessments, consulting and training services. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments, delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments. The SHL segment represents the acquired SHL business except for PDRI.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes a discussion of Adjusted revenue, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, and Non-GAAP diluted earnings per share, all of which are non-GAAP financial measures provided as a complement to the operating results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

A reconciliation of each of the non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands):

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$190,272	$128,467
Impact of the deferred revenue fair value adjustment	4,509	—

Adjusted revenue	$194,781	$128,467

The table below reconciles Net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$11,208	$15,561
Interest expense (income), net	6,349	(77)
Depreciation and amortization	14,706	5,029
Provision for income taxes	6,646	10,994
Impact of the deferred revenue fair value adjustment	4,509	—
Acquisition related costs	998	476
Share-based compensation	2,766	1,968

Adjusted EBITDA	$47,182	$33,951

Adjusted EBITDA Margin	24.2%	26.4%

The table below reconciles Net income to Adjusted net income (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$11,208	$15,561
Impact of the deferred revenue fair value adjustment (1)	3,210	—
Acquisition related costs (1)	624	279
Share-based compensation (1)	1,690	1,182
Amortization of acquisition related intangibles (1)	5,955	825

Adjusted net income	$22,687	$17,847

(1)	Adjustments are net of the estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income rates were used: 29% for the deferred revenue fair value adjustment; 37% for acquisition related costs; 39% for share-based compensation; and 32% for amortization of acquisition related intangibles.

The table below reconciles Diluted earnings per share to Non-GAAP diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Diluted earnings per share	$0.33	$0.46
Impact of the deferred revenue fair value adjustment	0.10	—
Acquisition related costs	0.01	0.01
Share-based compensation	0.05	0.04
Amortization of acquisition related intangibles	0.18	0.02

Non-GAAP diluted earnings per share	$0.67	$0.53

Critical Accounting Policies

Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2012 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no changes to our critical accounting policies since that time.

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$190,272	$128,467
Costs and expenses:
Cost of services	70,991	43,651
Member relations and marketing	55,658	38,178
General and administrative	25,217	15,988
Acquisition related costs	998	476
Depreciation and amortization	14,706	5,029

Total costs and expenses	167,570	103,322

Operating profit	22,702	25,145
Other (expense) income, net
Interest income and other	1,552	1,547
Interest expense	(6,400)	(137)

Total other (expense) income, net	(4,848)	1,410

Income before provision for income taxes	17,854	26,555
Provision for income taxes	6,646	10,994

Net income	$11,208	$15,561

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

Acquisition Related Costs

Acquisition related costs were $1.0 million and $0.5 million in the three months ended March 31, 2013 and 2012, respectively. Acquisition costs primarily relate to the integration of SHL in 2013 and the acquisition of Valtera in 2012.

Other (Expense) Income, net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense	$(6,400)	$(137)
Increase in fair value of deferred compensation plan assets	835	1,146
Foreign currency gain	48	180
Interest income	52	214
Other	617	7

Other (expense) income, net	$(4,848)	$1,410

The increase in interest expense reflects the costs of the borrowings incurred for the SHL acquisition.

Provision for Income Taxes

We recorded a provision for income taxes of $6.6 million in the three months ended March 31, 2013 compared to $11.0 million in the three months ended March 31, 2012.

The effective tax rate was 37.2% and 41.4% in the three months ended March 31, 2013 and 2012, respectively. We currently anticipate that our 2013 effective tax rate will be approximately 37% not including any additional permanent book-tax differences that are not determinable at this time, such as future foreign currency translation gains or losses, or other discrete items that are currently not recognizable under US GAAP. Our provision for income taxes differs from the U.S. statutory rate of 35% primarily due to state income taxes, foreign income taxed at rates other than the U.S. statutory rate, nondeductible expenses, and certain foreign currency gains realized for tax purposes. Income taxes are not provided for the undistributed earnings of the Company’s subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

Segment Results

CEB Segment Operating Data

	March 31,
	2013	2012
CEB segment Contract Value (in thousands) (1)	$548,706	$490,213
CEB segment Member institutions	6,048	5,731
CEB segment Contract Value per member institution	$90,726	$85,535
CEB segment Wallet retention rate (2)	100%	99%

(1)	We define “CEB segment Contract Value” as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement. CEB Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year CEB segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased $58.5 million, or 11.9%, at March 31, 2013 compared to March 31, 2012 primarily as a result of increased sales to new and existing large corporate members, and price increases.

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$148,139	$128,467
Costs and expenses:
Cost of services	53,548	43,651
Member relations and marketing	42,714	38,178
General and administrative	17,408	15,988
Acquisition related costs	830	476
Depreciation and amortization	7,207	5,029

Total costs and expenses	121,707	103,322

Operating profit	26,432	25,145
Other (expense) income, net:
Interest income and other	1,792	1,547
Interest expense	(6,400)	(137)

Total other (expense) income, net	(4,608)	1,410

Income from operations before provision for income taxes	21,824	26,555
Provision for income taxes	7,054	10,994

Net income	$14,770	$15,561

Reconciliation of CEB segment net income to segment Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$14,770	$15,561
Interest expense (income), net	6,349	(77)
Depreciation and amortization	7,207	5,029
Provision for income taxes	7,054	10,994
Acquisition related costs	830	476
Share-based compensation	2,611	1,968

Segment Adjusted EBITDA	$38,821	$33,951

Segment Adjusted EBITDA Margin	26.2%	26.4%

CEB Segment Revenue

For the three months ended March 31, 2013, revenue increased $19.6 million, or 15.3%, to $148.1 million from $128.5 million for the three months ended March 31, 2012.

The increase in 2013 was primarily due to an increase in sales bookings with new and existing customers. In addition, 2013 revenue included $6.8 million from PDRI.

CEB Segment Costs and Expenses

For the three months ended March 31, 2013, costs and expenses were $121.7 million, an increase of $18.4 million from $103.3 million for the three months ended March 31, 2012. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related expenses, facilities costs, deferred compensation, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling (“GBP”) all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. In 2013, costs and expenses include the full quarter impact of the acquisitions of Valtera and PDRI. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs, including salaries, payroll taxes and benefits, were $61.2 million and $52.0 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $9.2 million. The increase in 2013 was primarily due to headcount and salary increases, including the impact of the acquisitions discussed above.

•

Variable compensation, consisting of sales commissions and annual bonuses, were $16.7 million and $14.4 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $2.3 million. The increase was primarily due to a $1.5 million increase in the estimated payout of annual bonuses due primarily to increased headcount and a $0.7 million increase in sales incentives resulting from increased sales bookings.

•

Share-based compensation costs were $2.5 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $0.5 million. The increase was primarily due to an increase in the total fair value of awards granted in 2010 through 2012.

•	Third-party consulting costs were $6.0 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $1.4 million. The increase was primarily due to the use of consultants for member-facing technology development, the delivery of services, the implementation of operating systems enhancements and external advisors supporting the CEB branding initiative.

•	Travel and related expenses were $6.7 million and $5.8 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $0.9 million. The increase was primarily due to increased costs incurred in the delivery of advisory and research services.

•	Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $6.5 million and $6.4 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $0.1 million.

•	Deferred compensation costs included in operating expenses were $0.8 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of $0.3 million. Variances related to deferred compensation are the result of changes in the value of investments in variable insurance products held in a Rabbi Trust. Operating expense variances resulting from changes in the fair value of deferred compensation costs are offset in Other (expense) income and have no impact on net income or earnings per share.

•	CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.02 lower, on average, in the three months ended March 31, 2013 compared to the same period of 2012. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

Cost of services increased 22.4%, or $9.8 million, to $53.5 million for the three months ended March 31, 2013 from $43.7 million for the three months ended March 31, 2012. The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue
Compensation and related	$29,858	20.2%	$24,001	18.7%
Variable compensation	5,568	3.8%	4,531	3.5%
Share-based compensation	926	0.6%	629	0.5%
Third-party consulting	4,399	3.0%	2,578	2.0%
Travel and related	3,055	2.1%	2,460	1.9%
Allocated facilities	2,749	1.9%	2,586	2.0%
Deferred compensation expense	350	0.2%	453	0.4%

In 2013, the $5.9 million increase in compensation and related costs was primarily due to headcount acquired from Valtera and PDRI and increases in headcount and salaries at CEB. The increase in variable compensation of $1.0 million was due to an increase in the estimated payout of annual bonuses as a result of increased headcount. The $0.6 million increase in travel and related costs was primarily due to increased costs incurred in the delivery of advisory and research services. The $1.8 million increase in third party consulting relates primarily to the delivery of services and additionally, to enhancements in member facing technology.

Cost of services as a percentage of revenue was 36.1% and 34.0% for the three months ended March 31, 2013 and 2012, respectively.

Member Relations and Marketing

Member relations and marketing increased 11.8%, or $4.5 million, to $42.7 million for the three months ended March 31, 2013 from $38.2 million for the three months ended March 31, 2012. The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue
Compensation and related	$22,076	14.9%	$19,755	15.4%
Variable compensation	8,904	6.0%	8,137	6.3%
Share-based compensation	481	0.3%	372	0.3%
Third-party consulting	837	0.6%	706	0.5%
Travel and related	3,075	2.1%	2,882	2.2%
Allocated facilities	2,932	2.0%	2,906	2.3%
Deferred compensation expense	301	0.2%	422	0.3%

In 2013, the $2.3 million increase in compensation and related costs was primarily due to CEB headcount and salary increases and the resulting increases in payroll taxes and health benefits. The $0.8 million increase in variable compensation was primarily due to an increase in sales incentives from increased sales bookings.

Member relations and marketing expense as a percentage of revenue was 28.8% and 29.7% for the three months ended March 31, 2013 and 2012, respectively.

General and Administrative

General and administrative increased 8.8%, or $1.4 million, to $17.4 million for the three months ended March 31, 2013 from $16.0 million for the three months ended March 31, 2012. The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue
Compensation and related	$9,232	6.2%	$8,293	6.5%
Variable compensation	2,203	1.5%	1,775	1.4%
Share-based compensation	1,093	0.7%	923	0.7%
Third-party consulting	807	0.5%	1,296	1.0%
Allocated facilities	806	0.5%	912	0.7%
Deferred compensation expense	112	0.1%	178	0.1%

In 2013, the $0.9 million increase in compensation and related costs was primarily due to headcount and salary increases at CEB and acquired headcount from PDRI. The $0.4 million increase in variable compensation was due to an increase in estimated annual bonus payout as a result of increased headcount. Share-based compensation expense increased $0.2 million primarily due an increase in the total fair value of awards granted in 2010 through 2012. These increases were partially offset by a $0.5 million decrease in third party consulting fees.

General and administrative expense as a percentage of revenue was 11.8% and 12.5% for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization increased 44%, or $2.2 million, to $7.2 million for the three months ended March 31, 2013 from $5.0 million for the three months ended March 31, 2012. The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue
Depreciation	$4,661	3.2%	$3,668	2.9%
Amortization	2,546	1.7%	1,361	1.0%

In 2013, the $1.0 million increase in depreciation is the result of the increase in capitalizable purchases. These purchases related primarily to investments in hardware and software related to the integration of SHL and equipment to support headcount growth and investments in member-facing technology. The increase in amortization of $1.2 million related to amortization from the 2012 acquisitions of Valtera and PDRI.

Depreciation and amortization expense as a percentage of revenue was 4.9% and 3.9% for the three months ended March 31, 2013 and 2012, respectively.

SHL Segment Results of Operations

For the SHL segment results of operations discussion and analysis, we have included a comparison of post-acquisition results to pre-acquisition pro forma combined results in order to provide the most meaningful comparison of period-to-period results as further described in the Form 8-K we filed on March 29, 2013. The unaudited supplemental pro forma segment data is based on the historical consolidated financial statements of SHL and assumes the SHL acquisition had been consummated on January 1, 2012. The unaudited supplemental pro forma segment data has not been prepared in accordance with GAAP or the rules and regulations of the US Securities and Exchange Commission. Accordingly, the following unaudited pro forma amounts are for illustrative purposes only and do not purport to be indicative of the results that would have been obtained if the acquisition had occurred on January 1, 2012 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

The financial results presented below include the results of operations for the SHL segment (in thousands):

Three Months Ended March 31, 2013
Revenue	$42,133
Costs and expenses:
Cost of services	17,443
Member relations and marketing	12,944
General and administrative	7,809
Acquisition related costs	168
Depreciation and amortization	7,499

Total costs and expenses	45,863

Operating loss	(3,730)
Other (expense) income , net
Interest income and other	(240)
Interest expense	—

Total other (expense) income, net	(240)

Loss from operations before provision for income taxes	(3,970)
Provision for income taxes	(408)

Net loss	$(3,562)

Reconciliation of SHL segment revenue to Adjusted revenue (in thousands):

Three Months Ended March 31, 2013
Segment revenue	$42,133
Impact of the deferred revenue fair value adjustment	4,509

Adjusted revenue	$46,642

Reconciliation of SHL segment net loss to Adjusted EBITDA (in thousands):

Three Months Ended March 31, 2013
Net loss	$(3,562)
Interest (expense) income, net	—
Depreciation and amortization	7,499
Provision for income taxes	(408)
Impact of the deferred revenue fair value adjustment	4,509
Acquisition related costs	168
Share-based compensation	155

Adjusted EBITDA	$8,361

Adjusted EBITDA margin	17.9%

Revenue

Revenue for the three months ended March 31, 2013 was $42.1 million. Pro forma revenue for the three months ended March 31, 2012 was $45.6 million. Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was $34 million. The impact of the deferred revenue fair value adjustment was $4.5 million for the three months ended March 31, 2013. It is expected that the remaining $12 million acquisition date deferred revenue adjustment will be recognized primarily in 2013.

SHL Segment Costs and Expenses

For the three months ended March 31, 2013, costs and expenses were $45.9 million. Changes in compensation and related costs, variable compensation, share-based compensation, facilities costs, IT Infrastructure and the impact of changes in the exchange rates of GBP against the US dollar, Euro and other currencies all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses.

Cost of Services

Cost of services for the three month period ended March 31, 2013 was $17.4 million. Pro forma Cost of services for the three month period ended March 31, 2012 was $16.4 million. A summary of the primary components is included in the table below for comparative purposes (in thousands):

	Three Months Ended March 31,
	2013	% of Adjusted Revenue	Pro Forma 2012	% of Pro Forma Revenue
Compensation and related	$12,710	27.2%	$11,372	24.9%
Variable compensation	926	2.0%	579	1.3%
Telecom and data	1,209	2.6%	2,185	4.8%
Allocated facilities	1,056	2.3%	1,028	2.3%

Member Relations and Marketing

Member relations and marketing for the three month period ended March 31, 2013 was $12.9 million. Pro forma Member relations and marketing for the three month period ended March 31, 2012 was $10.7 million. A summary of the primary components is included in the table below for comparative purposes (in thousands):

	Three Months Ended March 31,
	2013	% of Adjusted Revenue	Pro Forma 2012	% of Pro Forma Revenue
Compensation and related	$8,368	17.9%	$6,728	14.7%
Variable compensation	1,523	3.3%	1,396	3.1%
Advertising	860	1.8%	910	2.0%
Allocated facilities	586	1.3%	508	1.1%

General and Administrative

General and administrative for the three month period ended March 31, 2013 was $7.8 million. Pro forma General and administrative for the three month period ended March 31, 2012 was $6.8 million. A summary of the primary components is included in the table below for comparative purposes (in thousands):

	Three Months Ended March 31,
	2013	% of Adjusted Revenue	Pro Forma 2012	% of Pro Forma Revenue
Compensation and related	$3,385	7.3%	$3,343	7.3%
Variable compensation	1,603	3.4%	857	1.9%
Telecom and data	626	1.3%	848	1.9%
Allocated facilities	313	0.7%	228	0.5%

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2013 was $7.5 million. Of this amount, $6.2 million relates to the amortization of intangible assets resulting from our acquisition of SHL. The remaining $1.3 million relates to the depreciation of property and equipment.

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

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Company’s prior senior unsecured credit facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. In addition to the net proceeds from the Senior Secured Credit Facilities, we used approximately $121 million of our available cash on hand to pay the remainder of the SHL purchase price. We repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013. We were in compliance with all of the Senior Secured Credit Facilities covenants at March 31, 2013.

In February 2012, we completed the acquisition of Valtera. We acquired 100% of the equity interests of Valtera for a cash payment of $22.4 million less cash acquired of $1.9 million. The cash payment includes $4.7 million which was placed in escrow and held until March 13, 2013 at which point the funds were released to the sellers.

We had cash and cash equivalents of $141.9 million and $72.7 million at March 31, 2013 and December 31, 2012, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At March 31, 2013, available borrowings under the Revolving Credit Facility were approximately $93 million, which includes approximately $7 million reserved for outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $47.7 million of our cash is held by our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Three Months Ended March 31,
	2013	2012
Net cash flows provided by operating activities	$111,355	$102,093
Net cash flows used in investing activities	(8,759)	(22,064)
Net cash flows used in financing activities	(30,646)	(5,193)

Historically, our primary uses of cash have been to fund acquisitions, capital expenditures, share repurchases, and dividend payments. With the Senior Secured Credit Facilities, our primary uses of cash now will also include debt service requirements.

Cash Flows from Operating Activities

Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $111.4 million and $102.1 million in the three months ended March 31, 2013 and 2012, respectively. The increase in cash flows from operations was primarily due to increased sales bookings year over year which has resulted in higher deferred revenue and cash collections. These increases have been partially offset by the timing of expense payments.

We made income tax payments of $2.7 million and $0.6 million in the three months ended March 31, 2013 and 2012, respectively and expect to continue making tax payments in future periods.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $8.8 million and $22.1 million in the three months ended March 31, 2013 and 2012, respectively. In 2013, we used $8.8 million for capital expenditures, primarily on the SHL integration and technology infrastructure. In 2012, we utilized $21.0 million for acquisitions of businesses, primarily related to Valtera, which included a payment of $20.5 million, which is net of cash acquired totaling $1.9 million.

We estimate that capital expenditures to support our infrastructure will be between $29 million and $31 million in 2013.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $30.6 million and $5.2 million in the three months ended March 31, 2013 and 2012, respectively. The primary use of cash in 2013 was $23.3 million used to repay amounts outstanding under our Senior Secured Credit Facilities. Additionally, we increased our quarterly dividend rate from $0.175 per share in 2012 to $0.225 per share in 2013. This resulted in a $1.7 million increase in dividend payments.

Commitments and Contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had a liability of $5.9 million at March 31, 2013 and December 31, 2012, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our 2012 Annual Report on Form 10-K. See Note 13 to the condensed consolidated financial statements for the updated future minimum rental payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

At March 31, 2013 and December 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL brand; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements; our potential inability to make, integrate and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments including our acquisition of SHL; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; and our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy (including sequestration under the Budget Control Act of 2011) and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC on March 1, 2013, the Company discusses in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2013 to the information included in “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
January 1, 2013 to January 31, 2013(1)	3,485	$50.21	—	$50,000,000
February 1, 2013 to February 28, 2013(1)	5,509	$53.98	—	$50,000,000
March 1, 2013 to March 31, 2013(1)	73,228	$56.96	—	$50,000,000

Total	82,222	$56.47	—

(1)	Represents shares of common stock surrendered by employees to the Company in January, February and March 2013, respectively, to satisfy minimum statutory employee tax withholding obligations.
(2)	On February 5, 2013, our Board of Directors approved a new $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2013, the Board of Directors declared a second quarter cash dividend of $0.225 per share. The dividend is payable on June 28, 2013 to stockholders of record at the close of business on June 14, 2013. The Company funds its dividend payments with cash on hand and cash generated from operations.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: May 10, 2013	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013