Form 10-Q
period 2013-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2013-08-08
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The Company had 33,592,035 shares of common stock, par value $0.01 per share, outstanding at August 5, 2013.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,573	$72,699
Accounts receivable, net	187,369	239,599
Deferred income taxes, net	15,526	15,669
Deferred incentive compensation	23,013	19,984
Prepaid expenses and other current assets	19,730	19,068

Total current assets	327,211	367,019
Deferred income taxes, net	243	283
Property and equipment, net	106,617	96,962
Goodwill	446,248	471,299
Intangible assets, net	305,052	335,191
Other non-current assets	55,204	51,495

Total assets	$1,240,575	$1,322,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$61,987	$84,363
Accrued incentive compensation	37,358	53,927
Deferred revenue	380,940	365,747
Deferred income taxes, net	1,810	3,537
Debt – current portion	12,474	12,479

Total current liabilities	494,569	520,053
Deferred income taxes	53,352	59,773
Other liabilities	103,571	98,641
Debt – long term	502,042	528,280

Total liabilities	1,153,534	1,206,747
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 44,638,271 and 44,220,685 shares issued, and 33,591,562 and 33,337,337 shares outstanding at June 30, 2013 and December 31, 2012, respectively	446	442
Additional paid-in capital	436,841	427,491
Retained earnings	355,640	345,907
Accumulated elements of other comprehensive (loss) income	(10,665)	27,665
Treasury stock, at cost, 11,046,709 and 10,883,348 shares at June 30, 2013 and December 31, 2012, respectively	(695,221)	(686,003)

Total stockholders’ equity	87,041	115,502

Total liabilities and stockholders’ equity	$1,240,575	$1,322,249

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$204,610	$135,718	$394,882	$264,185
Costs and expenses:
Cost of services	75,797	47,372	146,788	90,979
Member relations and marketing	58,238	38,615	113,896	76,741
General and administrative	25,253	16,040	50,470	32,124
Acquisition related costs	2,024	2,253	3,022	2,729
Depreciation and amortization	14,783	5,935	29,489	10,964

Total costs and expenses	176,095	110,215	343,665	213,537

Operating profit	28,515	25,503	51,217	50,648
Other (expense) income, net
Interest income and other	(256)	(617)	1,296	930
Interest expense	(6,240)	(128)	(12,640)	(265)

Other (expense) income, net	(6,496)	(745)	(11,344)	665

Income before provision for income taxes	22,019	24,758	39,873	51,313
Provision for income taxes	8,451	9,993	15,097	20,987

Net income	$13,568	$14,765	$24,776	$30,326

Basic earnings per share	$0.41	$0.44	$0.74	$0.91
Diluted earnings per share	$0.40	$0.44	$0.73	$0.90
Weighted average shares outstanding:
Basic	33,459	33,502	33,481	33,416
Diluted	33,741	33,718	33,850	33,713
Dividends declared and paid per share	$0.225	$0.175	$0.45	$0.35

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$13,568	$14,765	$24,776	$30,326
Other comprehensive income (loss):
Currency translation adjustment	(96)	(382)	(38,113)	(122)
Foreign currency hedge, net of tax	145	(254)	(217)	142
Change in unrealized gains on available-for-sale marketable securities, net of tax	—	(52)	—	(94)

Comprehensive income (loss)	$13,617	$14,077	$(13,554)	$30,252

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$24,776	$30,326
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	29,489	10,964
Amortization of credit facility issuance costs	1,609	—
Deferred income taxes	(4,588)	2,032
Share-based compensation	5,857	4,236
Excess tax benefits from share-based compensation arrangements	(4,036)	(1,938)
Foreign currency translation loss	579	216
Amortization of marketable securities premiums, net	—	56
Changes in operating assets and liabilities:
Accounts receivable, net	49,458	44,293
Deferred incentive compensation	(3,060)	(2,814)
Prepaid expenses and other current assets	(1,001)	6,051
Other non-current assets	392	(2,286)
Accounts payable and accrued liabilities	(23,435)	(9,568)
Accrued incentive compensation	(16,010)	(9,855)
Deferred revenue	17,562	8,980
Other liabilities	70	2,818

Net cash flows provided by operating activities	77,662	83,511
Cash flows from investing activities:
Purchases of property and equipment	(14,384)	(6,161)
Investments in other entities	(7,300)	—
Acquisition of businesses, net of cash acquired	—	(20,982)
Maturities of marketable securities	—	1,200

Net cash flows used in investing activities	(21,684)	(25,943)
Cash flows from financing activities:
Payments of credit facility	(26,626)	—
Proceeds from the exercise of common stock options	1,098	807
Proceeds from the issuance of common stock under the employee stock purchase plan	384	293
Excess tax benefits from share-based compensation arrangements	4,036	1,938
Credit facility issuance costs	—	(200)
Purchase of treasury shares	(2,751)	—
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(6,466)	(3,334)
Payment of dividends	(15,064)	(11,696)

Net cash flows used in financing activities	(45,389)	(12,192)
Effect of exchange rates on cash	(1,715)	(87)

Net increase in cash and cash equivalents	8,874	45,289
Cash and cash equivalents, beginning of period	72,699	133,429

Cash and cash equivalents, end of period	$81,573	$178,718

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

The Corporate Executive Board Company (“CEB” or the “Company”) is a member-based advisory company. By combining the best practices of thousands of member companies with its advanced research methodologies and human capital analytics, CEB equips senior leaders and their teams with insight and actionable solutions to transform operations. This distinctive approach, pioneered by CEB, enables executives to harness peer perspectives and tap into breakthrough innovation without costly consulting or reinvention. The CEB member network includes more than 15,000 executives and the majority of top companies globally. On August 2, 2012, CEB completed the acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), a global leader in cloud-based talent measurement and management solutions headquartered in the United Kingdom (“UK”).

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

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2012 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ended December 31, 2013 or any other period within 2013.

Note 2. Recent Accounting Pronouncements

Recently Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update was effective for CEB in the first quarter of 2013 and will be applied prospectively. Other than requiring additional disclosures, adoption of this new guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

Note 3. Acquisitions

Investments in Other Entities

In June 2013, the Company made an investment totaling $7.3 million in a private entity. Through June 30, 2013, the Company has made three investments with an aggregate carrying amount of $10.7 million included in Other non-current assets in the condensed consolidated balance sheets. The cost method has been used to account for these investments as the Company believes that, due to the size and nature of the investments, they are not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period for their net realizable value. If there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments, the value of the investment will be evaluated for impairment. Because the investee entities are private companies without readily traded securities, the fair value of the underlying investment is not readily available. No such events or changes were identified in the three or six months ended June 30, 2013.

In July 2013, the Company made an additional investment totaling $2.7 million in another private entity. The Company believes that the cost method will be appropriate for this investment.

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

The Company is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon final review of the deferred tax assets and liabilities and the necessary management reviews thereof. Based on the current estimated fair value of the acquired assets and assumed liabilities as of the acquisition date, CEB allocated $82.9 million to the net tangible liabilities, $323.2 million to other intangible assets, and $413.7 million to goodwill. Goodwill and intangible assets are not expected to be deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $94.1 million related to the difference in the book and tax basis of identifiable intangible assets. Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was approximately $34 million. Of this amount, $17.1 million would have been recognized in 2012, and $7.5 million would have been recognized in the six months ended June 30, 2013. The remaining $9.4 million would have been recognized primarily in 2014. Changes in amounts allocated to acquired assets and assumed liabilities were not material and therefore the December 31, 2012 balance sheet was not recast.

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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Pro forma revenue	$189,810	$370,941
Pro forma net income	$16,359	$31,726

Valtera

In February 2012, the Company completed the acquisition of Valtera Corporation (“Valtera”), a talent management company that provides tools and services to assist organizations in hiring, engaging, and developing talent. The Company acquired 100% of the equity interests for a cash payment of $22.4 million less cash acquired of $1.9 million. The Company allocated $8.8 million to intangible assets with a weighted average amortization period of 6 years and $11.4 million to goodwill. The operating results of Valtera are not considered material to the Company’s condensed consolidated financial statements. Accordingly, pro forma financial information has not been presented.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$81,573	$—	$—	$72,699	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	15,688	—	—	15,267	—
Forward currency exchange contracts	—	—	—	—	111	—
Financial liabilities
Forward currency exchange contracts	$—	$391	$—	$—	$—	$—

Investments held through variable insurance products in a Rabbi Trust included in Other non-current assets consist of mutual funds available only to institutional investors. The fair value of these investments are based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments held by the mutual funds are observable inputs. The fair value for foreign currency exchange contracts are based on bank quotations for similar instruments using models with market-based inputs.

Certain assets, such as goodwill, intangible assets, investments accounted for under the cost method, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). Any such fair value measurements would be included in the Level 3 fair value hierarchy.

Note 5. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Billed	$129,801	$178,117
Unbilled	59,130	63,891

	188,931	242,008
Allowance for uncollectible revenue	(1,562)	(2,409)

Accounts receivable, net	$187,369	$239,599

Note 6. Goodwill and Intangible Assets, net

Changes in the carrying amount of goodwill are as follows (in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Beginning of period	$471,299	$29,492
Goodwill acquired	—	424,664
Purchase accounting adjustment	(3,128)	—
Impact of foreign currency	(21,923)	17,143

End of period	$446,248	$471,299

Intangible assets, net at June 30, 2013 consists of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$184,784	$19,971	$164,813	12.3
Acquired intellectual property	91,224	13,027	78,197	13.9
Trade names	60,920	5,116	55,804	13.6
Software	10,475	4,237	6,238	1.9

Total	$347,403	$42,351	$305,052	12.8

Intangible assets, net at December 31, 2012 consists of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$191,348	$12,731	$178,617	12.8
Acquired intellectual property	95,012	7,984	87,028	14.4
Trade names	64,082	2,910	61,172	14.1
Software	10,877	2,503	8,374	2.4

Total	$361,319	$26,128	$335,191	13.2

The Company’s goodwill and intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense was $8.6 million and $1.5 million in the three months ended June 30, 2013 and 2012, respectively. Amortization expense was $17.4 million and $2.9 million in the six months ended June 30, 2013 and 2012, respectively. Future expected amortization of intangible assets at June 30, 2013 is as follows (in thousands):

2013 (1)	$17,258
2014	32,627
2015	29,869
2016	26,888
2017	26,289
Thereafter	172,121

Total	$305,052

(1)	For the six months ended December 31, 2013

Note 7. Other Liabilities

Other liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred compensation	$14,247	$12,397
Lease incentives	32,640	28,816
Deferred rent benefit	30,948	28,351
Deferred revenue – long term	8,297	10,523
Other	17,439	18,554

Total other liabilities	$103,571	$98,641

Note 8. Senior Secured Credit Facilities

On July 2, 2012, the Company, together with certain of its subsidiaries acting as guarantors, entered into a senior secured credit agreement which was subsequently amended and restated on July 18, 2012 and on August 1, 2012 (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility”, and together with the Term Facilities, the “Senior Secured Credit Facilities”). The Term Loan A Facility and the Revolving Credit Facility mature on August 2, 2017 and the Term Loan B Facility matures on August 2, 2019.

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Company’s prior senior unsecured credit facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. Available borrowings under the Revolving Credit Facility were approximately $93 million at June 30, 2013, which includes approximately $7 million reserved for outstanding letters of credit. The Company repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013.

The Senior Secured Credit Facilities are Secured by a first priority security interest in substantially all of the assets of the Company and its wholly-owned material subsidiaries, subject to certain exceptions.

Principal payments under the Term Loan A Facility of $2.7 million are due on the last day of each quarter through June 30, 2015 and $5.2 million starting on September 30, 2015 and ending on June 30, 2018. The remaining Term Loan A Facility balance is due in full on August 2, 2018. The Revolving Credit Facility matures on August 2, 2018. Loans outstanding bear interest at a base rate or LIBOR rate plus an applicable margin. The applicable margin for the Term Loan A and Revolving Credit Facility is based on the ratio of the Company’s and its subsidiaries consolidated first lien indebtedness to the Company’s and its subsidiaries consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Credit Agreement. The annual interest rate on the Term Loan A Facility and Revolving Credit Facility was 2.9% and the annual interest rate on the Term Loan B Facility was 5.0% at June 30, 2013. The Company paid interest of $5.4 million and $10.8 million in the three and six months ended June 30, 2013, respectively, and accrued interest was $1.3 million at June 30, 2013.

On August 2, 2013, the Company, together with certain of its subsidiaries acting as guarantors, entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment (i) replaced the existing term A loans with new refinancing term A-1 loans (the “Refinancing Term A-1 Loans”) in an aggregate principal amount of $269.6 million, which was fully drawn on August 2, 2013, (ii) established a new tranche of incremental term A-1 loans (the “Incremental Term A-1 Loans” and together with the Refinancing Term A-1 Loans, the “Term A-1 Loans”) in an aggregate principal amount of $253.8 million, which was fully drawn on August 2, 2013, and (iii) increased the existing revolving commitments with new tranche A revolving commitments (the “Tranche A Revolving Commitments” and the loans thereunder, the “Tranche A Revolving Loans”) in an aggregate principal amount of $100 million for a total aggregate principal amount of $200 million, none of which was drawn in connection with the closing of the Amendment.

Amounts drawn under the Refinancing Term A-1 Loan tranche were used to prepay and terminate the Company’s existing Term Loan A Facility. Amounts drawn under the Incremental Term A-1 Loan tranche were used to prepay and terminate the Company’s existing Term Loan B Facility and pay transaction related fees and expenses. Amounts drawn under the new Tranche A Revolving Commitments are expected to be used for general corporate purposes.

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the credit agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. As of the closing, the Term A-1 Loans and Tranche A Revolving Loans will, at the option of the Company, bear interest at the Eurodollar Rate plus 2.25% or ABR plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios.

The Senior Secured Credit Facilities contain customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2013. Pursuant to the Amendment, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. Based on the Amendment requirements, the Company currently does not believe that any mandatory prepayments will be required for the year ended December 31, 2013. In the event actual results or changes in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s accompanying condensed consolidated balance sheets. The Company was in compliance with all of the Senior Secured Credit Facilities covenants at June 30, 2013.

Through August 1, 2012, the date of the second amendment to the Credit Agreement, the Company paid $4.6 million of loan origination fees related to the Term Loan A Facility and Term Loan B Facility, which was recorded as a contra-liability, and $14.5 million of deferred financing costs, which was capitalized in Other assets; both are amortized as interest expense over the term of the Credit Agreement using the effective interest method. Total amortization expense of the loan origination fees and deferred financing costs determined using the effective interest method was $0.8 million and $1.6 million in the three and six months ended June 30, 2013, respectively. In the third quarter of 2013, the Company will evaluate and determine whether, under the applicable accounting literature, the Amendment qualifies as an extinguishment of the old debt and issuance of new debt or a modification of the old debt, or some combination thereof. The Company will record a charge in the third quarter for the write-off of existing deferred financing costs if some or all of the amendment is considered to be an extinguishment of the old debt and issuance of new debt. For that portion deemed to be a modification, issuance costs paid to third parties will be expensed in the third quarter of 2013.

The future minimum payments for the Term A-1 Loans are as follows for the years ended December 31st (in thousands):

2013 (1)	$5,375
2014	10,750
2015	15,750
2016	20,750
2017	20,750
2018	450,000

Total principal payments	$523,375

(1)	For the six months ended December 31, 2013.

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

The Company recognized total share-based compensation costs of $3.1 million and $2.3 million in the three months ended June 30, 2013 and 2012, respectively, and $5.9 million and $4.2 million in the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, $33.6 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	Six Months Ended June 30, 2013
	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	788,725	$34.34
Granted	318,649	56.60
Forfeited	(29,767)	46.31
Vested	(308,653)	28.87

Non-vested, end of period	768,954	$46.51

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

The following table summarizes the changes in PSAs:

	Six Months Ended June 30, 2013
	Number of PSAs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	32,834	$41.87
Granted	27,805	56.15
Forfeited	—	—
Vested	—	—

Non-vested, end of period	60,639	$48.62

Dividends

In May 2013, the Board of Directors declared a second quarter cash dividend of $0.225 per share. This dividend, totaling $7.6 million, was paid on June 28, 2013.

On July 26, 2013, the Board of Directors declared a third quarter cash dividend of $0.225 per share. The dividend is payable on September 30, 2013 to stockholders of record at the close of business on September 13, 2013. The Company funds its dividend payments with cash on hand and cash generated from operations.

Share Repurchases

In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations. The Company repurchased 48,100 shares for an aggregate purchase price of $2.8 million in the three months ended June 30, 2013.

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

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows is 12 months. The forward contracts are recognized on the condensed consolidated balance sheets at fair value and changes in fair value measurements are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was 7.9 million GBP and 10.4 million GBP at June 30, 2013 and December 31, 2012.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Asset derivatives
Prepaid expenses and other current assets	$—	$111
Liability derivatives
Accounts payable and accrued liabilities	$391	$—
Derivatives not designated as hedging instruments:
Asset derivatives
Prepaid expenses and other current assets	$—	$14
Liability derivatives
Accounts payable and accrued expenses	$—	$9

The pre-tax effect of the derivative instruments on the Company’s condensed consolidated statements of income is as follows (in thousands):

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)		Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Cost of services	$(118)	$(290)	Forward currency contracts	$(22)	$(1,007)
Member relations and marketing	(98)	(240)
General & administrative	(47)	(116)

Total	$(263)	$(646)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)		Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Cost of services	$39	$45	Forward currency contracts	$(337)	$340
Member relations and marketing	32	38
General & administrative	16	18

Total	$87	$101

Note 11. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items recorded during the period. The effective tax rate was 38.4% and 40.4% in the three months ended June 30, 2013 and 2012, respectively, and 37.9% and 40.9% in the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate for each period is largely due to the tax impact of certain items arising from the SHL acquisition. US income taxes are not provided for the undistributed earnings of the Company’s subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

On July 17, 2013, the UK Finance Act of 2013 received royal assent leading to a scheduled reduction in the UK corporation tax rate to 20% by April 1, 2015. The impact of this legislative change on the Company’s deferred tax assets and liabilities will be accounted for as a discrete item in the three months ending September 30, 2013. As a result, the Company currently anticipates that its 2013 effective tax rate will be approximately 34.0% not including any additional permanent book-tax differences that are not determinable at this time, such as future foreign currency translation gains or losses, or other discrete items that are currently not recognizable under US GAAP.

The Company made income tax payments of $23.5 million and $10.8 million in the three months ended June 30, 2013 and 2012, respectively, and $26.4 million and $11.4 million in the six months ended June 30, 2013 and 2012, respectively.

The Internal Revenue Service commenced an examination of the Company’s US income tax returns for 2008 through 2010 in the second quarter of 2012. Management does not currently believe that the outcome of such examination will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 12. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	33,459	33,502	33,481	33,416
Effect of dilutive common shares outstanding	282	216	369	297

Diluted weighted average common shares outstanding	33,741	33,718	33,850	33,713

Approximately 0.3 million and 1.4 million shares in the three months ended June 30, 2013 and 2012, respectively, and approximately 0.4 million and 1.3 million shares in the six months ended June 30, 2013 and 2012, respectively, have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at June 30, 2013:

	Total	2013*	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Operating lease obligations	$623,127	$22,684	$49,033	$48,927	$49,128	$46,960	$406,395
Sublease receipts	(269,914)	(7,281)	(17,548)	(19,140)	(19,600)	(20,073)	(186,272)

Total net lease obligations	$353,213	$15,403	$31,485	$29,787	$29,528	$26,887	$220,123

*	For the six months ended December 31, 2013.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $5.8 million liability at both June 30, 2013 and December 31, 2012, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. The liability includes $2.6 million recorded in the preliminary purchase price allocation for SHL.

Note 14. Changes in Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) is a balance sheet item in the Shareholders’ Equity section of the Company’s condensed consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three and six months ended June 30, 2013 are as follows (in thousands):

Three Months Ended June 30, 2013	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, March 31, 2013	$(314)	$(10,400)	$(10,714)
Net unrealized gains (losses)	(12)	—	(12)
Reclassification of (gains) losses into earnings	157	—	157
Net translation of investments in foreign operations	—	(24)	(24)
Net translation of intra-entity loans	—	(72)	(72)

Net change in Accumulated other comprehensive income (loss)	145	(96)	49

Balance, June 30, 2013	$(169)	$(10,496)	$(10,665)

Six Months Ended June 30, 2013	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2012	$48	$27,617	$27,665
Net unrealized gains (losses)	(604)	—	(604)
Reclassification of (gains) losses into earnings	387	—	387
Net translation of investments in foreign operations	—	(34,100)	(34,100)
Net translation of intra-entity loans	—	(4,013)	(4,013)

Net change in Accumulated other comprehensive income (loss)	(217)	(38,113)	(38,330)

Balance, June 30, 2013	$(169)	$(10,496)	$(10,665)

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans which the Company deems to be of a long-term investment nature.

Note 15. Segment Information

The Company manages the business in two reportable segments: CEB and SHL.

The CEB segment, which includes the Company’s historical business operations prior to the SHL acquisition, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. The CEB segment also includes the operations of PDRI, a service provider of customized personnel assessment tools and services to various agencies of the US Government.

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

Management evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the reduction of SHL revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the SHL acquisition date to fair value. The Company defines segment Adjusted EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Management uses these non-GAAP financial measures to evaluate and compare segment operating performance. These segment non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results.

Information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
CEB segment	$156,818	$135,718	$304,957	$264,185
SHL segment	47,792	—	89,925	—

Total revenue	$204,610	$135,718	$394,882	$264,185

Adjusted revenue
CEB segment	$156,818	$135,718	$304,957	$264,185
SHL segment	50,742	—	97,384	—

Total Adjusted revenue	$207,560	$135,718	$402,341	$264,185

Adjusted EBITDA
CEB segment	$41,044	$35,156	$79,865	$69,107
SHL segment	9,997	—	18,358	—

Total Adjusted EBITDA	$51,041	$35,156	$98,223	$69,107

Adjusted EBITDA margin
CEB segment	26.2%	25.9%	26.2%	26.2%
SHL segment	19.7	—	18.9	—
Total Adjusted EBITDA margin	24.6	25.9	24.4	26.2
Depreciation and amortization
CEB segment	$7,085	$5,935	$14,292	$10,964
SHL segment	7,698	—	15,197	—

Total depreciation and amortization	$14,783	$5,935	$29,489	$10,964

The Company evaluates performance and allocates resources for our segments primarily based on (1) segment revenue adjusted for the impact of the deferred revenue fair value adjustment (“Adjusted segment revenue”) and (2) segment operating income excluding interest expense (income), net; depreciation and amortization; provision for income taxes; impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition (“Adjusted segment EBITDA”). Decisions that result from the above items excluded from segment performance measures are made at the corporate level and segment operating results are evaluated excluding these items; thus, they are excluded from the segment operating measures.

The combined total of the reportable segments’ performance measures equals the Company’s consolidated total of each respective performance measure. The accounting policies for the segments are the same as those described in the summary of significant accounting policies in the accompanying notes to consolidated financial statements except that the above noted items are excluded from Adjusted revenue and Adjusted EBITDA. As a result, there are no significant reconciling items requiring reconciliation of the combined segment reporting to the Company’s consolidated totals.

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

Executive Overview

We deliver member-based advisory services, talent measurement assessments, and management solutions. We equip senior executives and their teams with essential information, actionable insights, analytical tools, and advisory support. Through our acquisition of SHL, we also provide cloud-based talent measurement and management solutions.

Our acquisition of SHL, headquartered in the UK, significantly increased the breadth and geographic scope of our operations. As a result of the incurrence of substantial new indebtedness and the use of a significant amount of our cash on hand, our financial condition differs significantly from prior periods, and our operating results over the next year will likely not be comparable to our operating results for prior periods and we are more exposed to foreign currency exchange rate fluctuations. Our business now consists of two reportable segments: CEB, including the PDRI business, and the SHL business acquired, excluding PDRI.

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

In addition to these corporate functions, the CEB segment serves operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making. The CEB segment also includes the results of operations of PDRI, a service provider of customized personnel assessment tools and services to various agencies of the US government.

SHL Segment

The SHL segment is a global provider of cloud-based solutions for talent assessment and decision support, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL primarily delivers assessments, consulting and training services. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments, delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments. The SHL segment represents the acquired SHL business excluding PDRI.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes a discussion of Adjusted revenue, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, and Non-GAAP diluted earnings per share, all of which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The term “Adjusted revenue” refers to revenue before the impact of the reduction of SHL revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the SHL acquisition date to fair value (the “deferred revenue fair value adjustment”).

The term “Adjusted EBITDA” refers to net income before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition.

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

We believe that these non-GAAP financial measures are relevant and useful supplemental information for evaluating our results of operations as compared from period to period and as compared to our competitors. We use these non-GAAP financial measures for internal budgeting and other managerial purposes, including comparison against our competitors, when publicly providing our business outlook, and as a measurement for potential acquisitions. These non-GAAP financial measures are not defined in the same manner by all companies and therefore may not be comparable to other similarly titled measures used by other companies.

In connection with the SHL acquisition, we changed the definitions of our non-GAAP measures to adjust for the impact of the deferred revenue fair value adjustment to the opening balance sheet resulting from purchase accounting, amortization of related intangibles, acquisition related costs, and share-based compensation. This change was made to provide a more comprehensive understanding of our core operating results by eliminating the effect of acquisition related items from our GAAP operating results. The SHL acquisition was the first acquisition of sufficient size to cause these items to be significant. We believe that excluding these items is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

•

Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incurred significant expenses primarily in connection with our SHL acquisition and also incurred certain other operating expenses, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

•

Share-based compensation: Although share-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense. Accordingly, we exclude share-based compensation from our non-GAAP financial measures because we believe it provides valuable supplemental information that helps investors have a more complete understanding of our operating results. In addition, we believe the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other peer companies, many of which also exclude such expense in determining their non-GAAP measures, given varying valuation methodologies, subjective assumptions, and the variety and amount of award types that may be utilized.

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

For comparative purposes, the prior year non-GAAP measures have been recast to conform to the current definitions.

A reconciliation of each of the non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands).

The table below reconciles Revenue to Adjusted revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$204,610	$135,718	$394,882	$264,185
Impact of deferred revenue fair value adjustment	2,950	—	7,459	—

Adjusted revenue	$207,560	$135,718	$402,341	$264,185

The table below reconciles Net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$13,568	$14,765	$24,776	$30,326
Interest expense (income), net	6,174	(58)	12,523	(135)
Depreciation and amortization	14,783	5,935	29,489	10,964
Provision for income taxes	8,451	9,993	15,097	20,987
Impact of the deferred revenue fair value adjustment	2,950	—	7,459	—
Acquisition related costs	2,024	2,253	3,022	2,729
Share-based compensation	3,091	2,268	5,857	4,236

Adjusted EBITDA	$51,041	$35,156	$98,223	$69,107

Adjusted EBITDA margin	24.6%	25.9%	24.4%	26.2%

The table below reconciles Net income to Adjusted net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$13,568	$14,765	$24,776	$30,326
Impact of the deferred revenue fair value adjustment (1)	2,100	—	5,310	—
Acquisition related costs (1)	1,334	1,344	1,958	1,623
Share-based compensation (1)	1,915	1,361	3,605	2,543
Amortization of acquisition related intangibles (1)	5,844	913	11,799	1,738

Adjusted net income	$24,761	$18,383	$47,448	$36,230

(1)	Adjustments are net of the estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income rates were used: 29% for the deferred revenue fair value adjustment; 37% for acquisition related costs; 39% for share-based compensation; and 32% for amortization of acquisition related intangibles.

The table below reconciles Diluted earnings per share to Non-GAAP diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Diluted earnings per share	$0.40	$0.44	$0.73	$0.90
Impact of the deferred revenue fair value adjustment	0.06	—	0.16	—
Acquisition related costs	0.04	0.04	0.05	0.05
Share-based compensation	0.06	0.04	0.11	0.08
Amortization of acquisition related intangibles	0.17	0.03	0.35	0.05

Non-GAAP diluted earnings per share	$0.73	$0.55	$1.40	$1.08

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

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$204,610	$135,718	$394,882	$264,185
Costs and expenses:
Cost of services	75,797	47,372	146,788	90,979
Member relations and marketing	58,238	38,615	113,896	76,741
General and administrative	25,253	16,040	50,470	32,124
Acquisition related costs	2,024	2,253	3,022	2,729
Depreciation and amortization	14,783	5,935	29,489	10,964

Total costs and expenses	176,095	110,215	343,665	213,537

Operating profit	28,515	25,503	51,217	50,648
Other (expense) income, net
Interest income and other	(256)	(617)	1,296	930
Interest expense	(6,240)	(128)	(12,640)	(265)

Total other (expense) income, net	(6,496)	(745)	(11,344)	665

Income before provision for income taxes	22,019	24,758	39,873	51,313
Provision for income taxes	8,451	9,993	15,097	20,987

Net income	$13,568	$14,765	$24,776	$30,326

Revenue was $204.6 million and $135.7 million in the three months ended June 30, 2013 and 2012, respectively. Revenue was $394.9 million and $264.2 million in the six months ended June 30, 2013 and 2012, respectively. Total costs and expenses were $176.1 million and $110.2 million in the three months ended June 30, 2013 and 2012, respectively. Total costs and expenses were $343.7 million and $213.5 million in the six months ended June 30, 2013 and 2012, respectively. Operating results include the impact of acquired companies from the date of acquisition: Valtera, Inc. (“Valtera”) was acquired on February 4, 2012 and SHL was acquired on August 2, 2012.

Adjusted revenue was $207.6 million and $135.7 million in the three months ended June 30, 2013 and 2012, respectively. Adjusted revenue was $402.3 million and $264.2 million in the six months ended June 30, 2013 and 2012, respectively. Adjusted EBITDA was $51.0 million and $35.2 million in the three months ended June 30, 2013 and 2012, respectively. Adjusted EBITDA was $98.2 million and $69.1 million in the six months ended June 30, 2013 and 2012, respectively. The increase in both Adjusted revenue and Adjusted EBITDA are a result of increased sales and revenue.

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

Other (Expense) Income, net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$(6,240)	$(128)	$(12,640)	$(265)
(Decrease) Increase in fair value of deferred compensation plan assets	(210)	(395)	625	751
Foreign currency (loss) gain	(112)	(397)	(64)	(216)
Interest income	66	186	118	400
Other	—	(11)	617	(5)

Other (expense) income, net	$(6,496)	$(745)	$(11,344)	$665

The increase in interest expense reflects the costs of the borrowings incurred for the SHL acquisition.

Provision for Income Taxes

The effective tax rate was 38.4% and 40.4% in the three months ended June 30, 2013 and 2012, respectively, and 37.9% and 40.9% in the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate for each period is largely due to the tax impact of certain items arising from the SHL acquisition. Our provision for income taxes differs from the US statutory rate of 35% primarily due to state income taxes, foreign income taxed at rates other than the US statutory rate, nondeductible expenses, and certain foreign currency losses realized for tax purposes. US income taxes are not provided for the undistributed earnings of our subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

On July 17, 2013, the UK Finance Act of 2013 received royal assent leading to a scheduled reduction in the UK main corporation tax rate to 20% by April 1, 2015. The impact of this legislative change on our deferred tax assets and liabilities will be accounted for as a discrete item in the three months ending September 30, 2013. As a result, we currently anticipate that our 2013 effective tax rate will be approximately 34.0% not including any additional permanent book-tax differences that are not determinable at this time, such as future foreign currency translation gains or losses, or other discrete items that are currently not recognizable under US GAAP.

We made income tax payments of $23.5 million and $10.8 million in the three months ended June 30, 2013 and 2012, respectively, and $26.4 million and $11.4 million in the six months ended June 30, 2013 and 2012, respectively.

The Internal Revenue Service commenced an examination of our US income tax returns for 2008 through 2010 in the second quarter of 2012. Management does not currently believe that the outcome of such examination will have a material adverse effect on our financial position, results of operations, or cash flows.

Segment Results

CEB Segment Executive Overview

Revenue was $156.8 million and $135.7 million in the three months ended June 30, 2013 and 2012, respectively. Revenue was $305.0 million and $264.2 million in the six months ended June 30, 2013 and 2012, respectively. Total costs and expenses were $125.9 million and $110.2 million in the three months ended June 30, 2013 and 2012, respectively. Total costs and expenses were $247.6 million and $213.5 million in the six months ended June 30, 2013 and 2012, respectively. Operating results include the impact of acquired companies from the date of acquisition: Valtera, Inc. (“Valtera”) was acquired on February 4, 2012 and PDRI was acquired on August 2, 2012. The three and six months ended June 30, 2013 included $6.3 million and $13.1 million, respectively, of revenue from PDRI.

Adjusted EBITDA was $41.0 million and $35.2 million in the three months ended June 30, 2013 and 2012, respectively. Adjusted EBITDA was $79.9 million and $69.1 million in the six months ended June 30, 2013 and 2012, respectively. The increase in Adjusted EBITDA is primarily due to an increase in revenue as noted by the increase in Contract Value and discussed in “CEB Segment Revenue” below. Adjusted EBITDA Margin was 26.2% and 25.9% in the three months ended June 30, 2013 and 2012, respectively. Adjusted EBITDA margin was 26.2% in the six months ended June 30, 2013 and 2012. Also, with our updated definitions of non-GAAP financial measures, we can more clearly monitor comparative financial results without the impact of acquisition related items, such as acquisition related costs and interest expense related to our debt.

CEB Segment Operating Data

	June 30,
	2013	2012
CEB segment Contract Value (in thousands) (1)	$567,220	$512,660
CEB segment Member institutions	6,189	5,909
CEB segment Contract Value per member institution	$91,645	$86,756
CEB segment Wallet retention rate (2)	99%	100%

(1)	We define “CEB segment Contract Value” as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement. CEB Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year CEB segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased $54.6 million, or 10.6%, at June 30, 2013 compared to June 30, 2012 primarily as a result of increased sales to new and existing large corporate members, and price increases.

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$156,818	$135,718	$304,957	$264,185
Costs and expenses:
Cost of services	57,262	47,372	110,810	90,979
Member relations and marketing	43,048	38,615	85,762	76,741
General and administrative	17,340	16,040	34,748	32,124
Acquisition related costs	1,189	2,253	2,019	2,729
Depreciation and amortization	7,085	5,935	14,292	10,964

Total costs and expenses	125,924	110,215	247,631	213,537

Operating profit	30,894	25,503	57,326	50,648
Other (expense) income, net
Interest income and other	(803)	(617)	989	930
Interest expense	(6,240)	(128)	(12,640)	(265)

Total other (expense) income, net	(7,043)	(745)	(11,651)	665

Income before provision for income taxes	23,851	24,758	45,675	51,313
Provision for income taxes	9,384	9,993	16,438	20,987

Net income	$14,467	$14,765	$29,237	$30,326

Reconciliation of CEB segment net income to segment Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment net income	$14,467	$14,765	$29,237	$30,326
Interest expense (income), net	6,174	(58)	12,523	(135)
Depreciation and amortization	7,085	5,935	14,292	10,964
Provision for income taxes	9,384	9,993	16,438	20,987
Acquisition related costs	1,189	2,253	2,019	2,729
Share-based compensation	2,745	2,268	5,356	4,236

Segment Adjusted EBITDA	$41,044	$35,156	$79,865	$69,107

Segment Adjusted EBITDA margin	26.2%	25.9%	26.2%	26.2%

CEB Segment Revenue

In the three months ended June 30, 2013, revenue increased $21.1 million, or 15.5%, to $156.8 million from $135.7 million in the three months ended June 30, 2012. Revenue increased $40.8 million, or 15.4%, to $305.0 million from $264.2 million in the six months ended June 30, 2013 versus the same period of 2012.

The increases in 2013 were primarily due to an increase in sales bookings with new and existing customers. In addition, the three and six months ended June 30, 2013 included $6.3 million and $13.1 million, respectively, of revenue from PDRI.

CEB Segment Costs and Expenses

In the three months ended June 30, 2013 and 2012, costs and expenses were $125.9 million and $110.2 million, respectively. In the six months ended June 30, 2013 and 2012, costs and expenses were $247.6 million and $213.5 million, respectively. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related expenses, allocated facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. In 2013, costs and expenses include the full impact of the Valtera and PDRI acquisitions. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs includes salaries, payroll taxes and benefits. The total expense was $63.2 million and $55.6 million in the three months ended June 30, 2013 and 2012, respectively, an increase of $7.6 million. The total expense was $124.3 million and $108.3 million in the six months ended June 30, 2013 and 2012, respectively, an increase of $16.0 million. The increase was primarily due to headcount and salary increases, including the impact of the acquisitions discussed above.

•

Variable compensation includes sales commissions and annual bonuses. Total expense was $16.9 million and $15.2 million in the three months ended June 30, 2013 and 2012, respectively, an increase of $1.7 million. The increase was primarily due to an increase in the estimated payout of annual bonuses due primarily to increased headcount. Total expense was $33.6 million and $29.6 million in the six months ended June 30, 2013 and 2012, respectively, an increase of $4.0 million. The increase was primarily due to a $2.3 million increase in the estimated payout of annual bonuses due primarily to increased headcount and a $1.0 million increase in sales incentives resulting from increased sales bookings.

•

Share-based compensation costs were $2.7 million and $2.3 million in the three months ended June 30, 2013 and 2012, respectively, an increase of $0.4 million. Share-based compensation costs were $5.2 million and $4.2 million in the six months ended June 30, 2013 and 2012, respectively, an increase of $1.0 million. The increases were primarily due to increases in the total fair value of awards granted from 2010 through the present, which vest over a four year period.

•

Third-party consulting costs include development costs for member facing technology, the use of third parties to deliver services to customers and external resources supporting the technology and finance departments. Total expense was $6.0 million and $5.0 million in the three months ended June 30, 2013 and 2012, respectively, an increase of $1.0 million. Total expense was $12.1 million and $9.7 million in the six months ended June 30, 2013 and 2012, respectively, an increase of $2.4 million. The increases were primarily due to an increase in the use of consultants for member-facing technology development, the delivery of services, and the implementation of operating systems enhancements.

•

Travel and related expenses were $7.0 million and $6.0 million in the three months ended June 30, 2013 and 2012, respectively, an increase of $1.0 million. Travel and related expenses were $13.7 million and $12.0 million in the six months ended June 30, 2013 and 2012, respectively, an increase of $1.7 million. The increases were primarily due to increased costs incurred in the delivery of advisory and research services.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $7.3 million and $6.8 million in the three months ended June 30, 2013 and 2012, respectively, an increase of $0.5 million. Allocated facilities costs were $13.8 million and $13.2 million in the six months ended June 30, 2013 and 2012, respectively, an increase of $0.6 million.

•

CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.04 lower, on average, in the three and six months ended June 30, 2013 compared to the same periods of 2012. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our CEB UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues	2013	% of Revenues	2012	% of Revenues
Compensation and related	$31,874	20.3%	$26,667	19.6%	$61,732	20.2%	$51,266	19.4%
Variable compensation	5,855	3.7	4,742	3.5	11,423	3.7	9,230	3.5
Allocated facilities	3,140	2.0	2,851	2.1	5,889	1.9	5,495	2.1
Third-party consulting	4,526	2.9	3,208	2.4	8,926	2.9	5,781	2.2
Travel and related	3,278	2.1	2,924	2.2	6,333	2.1	5,497	2.1
Share-based compensation	1,016	0.6	895	0.7	1,942	0.6	1,570	0.6

Cost of services increased 20.9%, or $9.9 million, to $57.3 million in the three months ended June 30, 2013 from $47.4 million in the three months ended June 30, 2012. The $5.2 million increase in compensation and related costs was primarily due to headcount and salary increases at CEB and acquired headcount from PDRI. The $1.2 million increase in variable compensation was due to an increase in estimated annual bonus payout as a result of increased headcount. The $1.3 million increase in third-party consulting expense relates to an increase in CEB and PDRI outsourced service deliveries.

Cost of services increased 21.8%, or $19.8 million, to $110.8 million in the six months ended June 30, 2013 from $91.0 million in the three months ended June 30, 2012. The $10.4 million increase in compensation and related costs was primarily due to headcount and salary increases at CEB and acquired headcount from PDRI. The $2.2 million increase in variable compensation was due to an increase in estimated annual bonus payout as a result of increased headcount and acquired headcount from PDRI. The $3.1 million increase in third-party consulting expense relates to an increase in CEB and PDRI outsourced service deliveries. The $0.8 million increase in travel and related costs is primarily due to increase costs incurred in the delivery of advisory and research services.

Cost of services as a percentage of revenue was 36.5% and 36.3% in the three and six months ended June 30, 2013, respectively. Cost of services as a percentage of revenue was 34.9% and 34.4% in the three and six months ended June 30, 2012, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues	2013	% of Revenues	2012	% of Revenues
Compensation and related	$22,072	14.1%	$19,942	14.7%	$44,149	14.5%	$39,690	15.0%
Variable compensation	9,219	5.9	8,758	6.5	18,123	5.9	16,895	6.4
Allocated facilities	3,365	2.1	2,939	2.2	6,311	2.1	5,845	2.2
Third-party consulting	301	0.2	741	0.5	1,137	0.4	1,385	0.5
Travel and related	3,113	2.0	2,735	2.0	6,187	2.0	5,611	2.1
Share-based compensation	606	0.4	476	0.4	1,086	0.4	848	0.3

Member relations and marketing increased 11.4%, or $4.4 million, to $43.0 million in the three months ended June 30, 2013 from $38.6 million in the three months ended June 30, 2012. The $2.2 million increase in compensation and related costs was primarily due to headcount and salary increases at CEB and acquired headcount from PDRI. The $0.4 million increase in variable compensation was due to an increase in sales incentives resulting from higher sales bookings and estimated annual bonus payouts as a result of increased headcount. These increases were partially offset by a $0.4 million decrease in third party consulting fees.

Member relations and marketing increased 11.9%, or $9.1 million, to $85.8 million in the six months ended June 30, 2013 from $76.7 million in the six months ended June 30, 2012. The $4.4 million increase in compensation and related costs was primarily due to headcount and salary increases at CEB and acquired headcount from PDRI. The $1.2 million increase in variable compensation was due to an increase in sales incentive rates and estimated annual bonus payouts as a result of increased headcount. Share-based compensation expense increased $0.3 million primarily due an increase in the total fair value of awards granted in 2010 through 2012. These increases were partially offset by a $0.3 million decrease in third party consulting fees.

Member relations and marketing expense as a percentage of revenue was 27.4% and 28.1% in the three and six months ended June 30, 2013, respectively. Member relations and marketing expense as a percentage of revenue was 28.5% and 29.0% in the three and six months ended June 30, 2012, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues	2013	% of Revenues	2012	% of Revenues
Compensation and related	$9,235	5.9%	$9,019	6.6%	$18,467	6.1%	$17,363	6.6%
Variable compensation	1,846	1.2	1,672	1.2	4,049	1.3	3,448	1.3
Allocated facilities	835	0.5	982	0.7	1,640	0.5	1,893	0.7
Third-party consulting	1,215	0.8	1,042	0.8	2,022	0.7	2,580	1.0
Share-based compensation	1,083	0.7	891	0.7	2,176	0.7	1,814	0.7

General and administrative increased 8.1%, or $1.3 million, to $17.3 million in the three months ended June 30, 2013 from $16.0 million in the three months ended June 30, 2012. The increase is primarily due to PDRI.

General and administrative increased 8.1%, or $2.6 million, to $34.7 million in the six months ended June 30, 2013 from $32.1 million in the six months ended June 30, 2012. The $1.1 million increase in compensation and related costs was primarily due to headcount and salary increases at CEB and acquired headcount from PDRI. The $0.6 million increase in variable compensation was due to an increase in estimated annual bonus payout as a result of increased headcount. Share-based compensation expense increased $0.4 million primarily due an increase in the total fair value of awards granted in 2010 through 2012. These increases were partially offset by a $0.6 million decrease in third party consulting fees.

General and administrative expense as a percentage of revenue was 11.0% and 11.4% in the three and six months ended June 30, 2013, respectively. General and administrative expense as a percentage of revenue was 11.8% and 12.2% in the three and six months ended June 30, 2012, respectively.

Acquisition Related Costs

Acquisition related costs were $1.2 million and $2.3 million in the three months ended June 30, 2013 and 2012, respectively. Acquisition related costs were $2.0 million and $2.7 million in the six months ended June 30, 2013 and 2012, respectively. Acquisition related costs in the three and six months ended June 30, 2013 primarily relate to the integration of SHL. Acquisition related costs in the three and six months ended June 30, 2012 primarily relate to transaction costs associated with the SHL acquisition.

Depreciation and Amortization

Depreciation and amortization increased 20.3%, or $1.2 million, to $7.1 million in the three months ended June 30, 2013 from $5.9 million in the three months ended June 30, 2012. Depreciation and amortization increased 30.0%, or $3.3 million, to $14.3 million in the six months ended June 30, 2013 from $11.0 million in the six months ended June 30, 2012. The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation	$4,669	$4,432	$9,330	$8,100
Amortization	2,416	1,503	4,962	2,864

Depreciation increased $0.3 million and $1.2 million in the three and six months ended June 30, 2013, respectively, over the same periods in the prior year. The increases are primarily the result of an increase in capitalizable purchases related primarily to investments in hardware and software purchased for the integration of SHL and equipment to support headcount growth and investments in member-facing technology. Amortization increased $0.9 million and $2.1 million in the three and six months ended June 30, 2013, respectively, over the same periods in the prior year. The increases are due primarily to the amortization of PDRI intangible assets.

Depreciation and amortization expense as a percentage of revenue was 4.5% and 4.7% in the three and six months ended June 30, 2013, respectively. Depreciation and amortization expense as a percentage of revenue was 4.4% and 4.2% in the three and six months ended June 30, 2012, respectively.

PDRI

We test our goodwill for impairment annually on October 1, or whenever events or changes in circumstances indicate impairment may have occurred, by comparing its fair value to its carrying value. We are beginning to see the effects of the US Federal government budgeting challenges in our CEB segment, primarily in the recently acquired PDRI business. PDRI, which is a reporting unit for purposes of evaluating goodwill impairment, continues to submit proposals for work in 2014 and beyond. Due to the timing of the federal budget, the most active time for submitting proposals is the second half of the calendar year. The outcome of this process in the current year will provide us with more visibility into the potential operating results of the PDRI business over the next several years. We have the ability to respond to the potentially different outcomes of this process. Lower sales bookings, however, may result in a decrease in revenue and cash flows from operations. Depending on the various outcomes that may arise through this process, we may reallocate resources to find additional revenue channels or may implement expense control measures to maintain profit margins within an acceptable range. At June 30, 2013, the carrying value of the PDRI reporting unit includes $40.4 million of goodwill and $33.5 million of amortizable intangible assets, the largest of component of which is the customer list. If our sales teams do not achieve the 2014 bookings target or we obtain new information that would impact our estimates of operating results in future periods, the result of updating these estimates may result in an impairment of these assets.

SHL Segment Executive Overview

Revenue was $47.8 million and $89.9 million in the three and six months ended June 30, 2013, respectively. Adjusted revenue, which refers to revenue before the impact of the deferred revenue fair value adjustment, was $50.7 million and $97.4 million in the three and six months ended June 30, 2013, respectively. Total costs and expenses were $50.2 million and $96.0 million in the three and six months ended June 30, 2013, respectively. Adjusted EBITDA was $10.0 million and $18.4 million in the three and six months ended June 30, 2013, respectively. Adjusted EBITDA margin was 19.7% and 18.9% in the three and six months ended June 30, 2013, respectively.

For the SHL segment results of operations discussion and analysis, we have included a comparison of post-acquisition results to pre-acquisition pro forma combined results in order to provide the most meaningful comparison of period-to-period results as further described in the Current Report on Form 8-K we filed on March 29, 2013. The unaudited supplemental pro forma segment data is based on the historical consolidated financial statements of SHL and assumes the SHL acquisition had been consummated on January 1, 2012. The unaudited supplemental pro forma segment data has not been prepared in accordance with GAAP or the rules and regulations of the US Securities and Exchange Commission. Accordingly, the following unaudited pro forma amounts are for illustrative purposes only and do not purport to be indicative of the results that would have been obtained if the acquisition had occurred on January 1, 2012 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.

Adjusted revenue increased 8.6%, or $4.0 million, in the three months ended June 30, 2013 versus pro forma revenue in the same period of 2012. Adjusted revenue increased 5.5%, or $5.1 million, in the six months ended June 30, 2013 versus pro forma revenue in the same period of 2012. Adjusted EBITDA increased 19.6%, or $1.6 million, in the three months ended June 30, 2013 compared to the three months ended March 31, 2013. The increase in Adjusted revenue in the three and six months ended June 30, 2013 compared to the pro forma revenue in the same periods in the prior year are primarily a result of higher sales bookings in the second quarter of 2013. The increase in sales bookings has also favorably impacted adjusted EBITDA.

SHL Segment Results of Operations

The financial results presented below include the results of operations for the SHL segment (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2013	2013
Revenue	$47,792	$89,925
Costs and expenses:
Cost of services	18,535	35,978
Member relations and marketing	15,190	28,134
General and administrative	7,913	15,722
Acquisition related costs	835	1,003
Depreciation and amortization	7,698	15,197

Total costs and expenses	50,171	96,034

Operating loss	(2,379)	(6,109)
Other (expense) income, net
Interest income and other	547	307
Interest expense	—	—

Total other income, net	547	307

Loss before provision for income taxes	(1,832)	(5,802)
Provision for income taxes	(933)	(1,341)

Net loss	$(899)	$(4,461)

Reconciliation of SHL segment revenue to segment Adjusted revenue (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2103	Pro Forma 2012	2013	Pro Forma 2012
Segment revenue	$47,792	$46,705	$89,925	$92,331
Impact of the deferred revenue fair value adjustment	2,950	—	7,459	—

Segment Adjusted revenue	$50,742	$46,705	$97,384	$92,331

Reconciliation of SHL segment net loss to segment Adjusted EBITDA (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2013	2013
Segment net loss	$(899)	$(4,461)
Interest expense (income), net	—	—
Depreciation and amortization	7,698	15,197
Provision for income taxes	(933)	(1,341)
Impact of the deferred revenue fair value adjustment	2,950	7,459
Acquisition related costs	835	1,003
Share-based compensation	346	501

Segment Adjusted EBITDA	$9,997	$18,358

Segment Adjusted EBITDA margin	19.7%	18.9%

Revenue

Revenue in the three and six months ended June 30, 2013 was $47.8 million and $89.9 million, respectively. Adjusted revenue in the three and six months ended June 30, 2013 was $50.7 million and $97.4 million, respectively. Pro forma revenue in the three and six months ended June 30, 2012 was $46.7 million and $92.3 million, respectively. Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was approximately $34 million. Of this amount, $17.1 million would have been recognized in 2012, and $7.5 million would have been recognized in the six months ended June 30, 2013. The remaining $9.4 million would have been recognized primarily in 2014.

SHL Segment Costs and Expenses

In the three and six months ended June 30, 2013, costs and expenses were $50.2 million and $96.0 million, respectively. Changes in compensation and related costs, variable compensation, travel and related costs, facilities costs, third-party consulting and the impact of changes in the exchange rates of GBP against the US dollar, Euro and other currencies all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses.

Cost of Services

Cost of services in the three and six months ended June 30, 2013 were $18.5 million and $36.0 million, respectively. Pro forma Cost of services in the three and six months ended June 30, 2012 were $16.4 million and $32.8 million, respectively. A summary of the primary components is included in the table below for comparative purposes (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Adjusted Revenues	Pro Forma 2012	% of Pro Forma Revenues	2013	% of Adjusted Revenues	Pro Forma 2012	% of Pro Forma Revenues
Compensation and related	$11,320	22.3%	$9,947	21.3%	$22,512	23.1%	$19,870	21.5%
Variable compensation	820	1.6	566	1.2	1,745	1.8	1,145	1.2
Third party consulting	2,325	4.6	1,585	3.4	3,835	3.9	2,986	3.2
Travel and related	1,072	2.1	725	1.6	1,913	2.0	1,318	1.4
Allocated facilities	959	1.9	1,099	2.4	2,014	2.1	2,127	2.3

In the three months ended June 30, 2013, the $1.4 million increase in Compensation and related costs and $0.2 million increase in variable compensation were primarily due to headcount and salary increases. In the six months ended June 30, 2013, the $2.6 million increase in Compensation and related costs and $0.6 million increase in variable compensation were primarily due to headcount and salary increases. The $0.8 million increase in third party consulting and the $0.6 million increase in travel and related costs relate primarily to costs incurred for the delivery of services.

Member Relations and Marketing

Member relations and marketing in the three and six months ended June 30, 2013 were $15.2 million and $28.1 million, respectively. Pro forma Member relations and marketing in the three and six months ended June 30, 2012 were $10.8 million and $21.5 million, respectively. A summary of the primary components is included in the table below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Adjusted Revenues	Pro Forma 2012	% of Pro Forma Revenues	2013	% of Adjusted Revenues	Pro Forma 2012	% of Pro Forma Revenues
Compensation and related	$9,349	18.4%	$6,727	14.4%	$18,036	18.5%	$13,363	14.5%
Variable compensation	1,787	3.5	1,339	2.9	3,312	3.4	2,735	3.0
Travel and related	884	1.7	491	1.1	1,455	1.5	931	1.0
Allocated facilities	653	1.3	557	1.2	1,241	1.3	1,065	1.2

In the three months ended June 30, 2013, the $2.6 million increase in Compensation and related costs is primarily due to headcount increases. The $0.5 million increase in variable compensation is primarily driven by an increase in sales bookings. In the six months ended June 30, 2013, the $4.6 million increase in Compensation and related costs is primarily due to headcount increases. The $0.6 million increase in variable compensation is primarily driven by an increase in sales bookings.

General and Administrative

General and administrative in the three and six months ended June 30, 2013 were $7.9 million and $15.7 million, respectively. Pro forma General and administrative in the three and six months ended June 30, 2012 were $7.3 million and $14.1 million, respectively. A summary of the primary components is included in the table below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Adjusted Revenues	Pro Forma 2012	% of Pro Forma Revenues	2013	% of Adjusted Revenues	Pro Forma 2012	% of Pro Forma Revenues
Compensation and related	$3,831	7.6%	$3,259	7.0%	$7,176	7.4%	$6,545	7.1%
Variable compensation	1,622	3.2	882	1.9	3,225	3.3	1,739	1.9

In the three months ended June 30, 2013, the $0.5 million increase in Compensation and related costs and $0.7 million increase in variable compensation were primarily due to headcount and salary increases. In the six months ended June 30, 2013, the $0.7 million increase in Compensation and related costs and $1.5 million increase in variable compensation were primarily due to headcount and salary increases.

Acquisition Related Costs

Acquisition related costs were $0.8 million and $1.0 million in the three and six months ended June 30, 2013, respectively. Acquisition costs relate to the integration of SHL.

Depreciation and Amortization

Depreciation and amortization in the three and six months ended June 30, 2013 was $7.7 million and $15.2 million, respectively. Of these amounts, $6.2 million and $12.4 million related to the amortization of intangible assets resulting from our acquisition of SHL, respectively. The remaining amounts related to the depreciation of property and equipment.

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

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the our prior senior unsecured credit facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. In addition to the net proceeds from the Senior Secured Credit Facilities, we used approximately $121 million of our available cash on hand to pay the remainder of the SHL purchase price. We repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013. We were in compliance with all of the Senior Secured Credit Facilities covenants at June 30, 2013.

On August 2, 2013, we entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment (i) replaced the existing term A loans with new refinancing term A-1 loans (the “Refinancing Term A-1 Loans”) in an aggregate principal amount of $269.6 million, which was fully drawn on August 2, 2013, (ii) established a new tranche of incremental term A-1 loans (the “Incremental Term A-1 Loans” and together with the Refinancing Term A-1 Loans, the “Term A-1 Loans”) in an aggregate principal amount of $253.8 million, which was fully drawn on August 2, 2013, and (iii) increased the existing revolving commitments with new tranche A revolving commitments (the “Tranche A Revolving Commitments” and the loans thereunder, the “Tranche A Revolving Loans”) in an aggregate principal amount of $100 million for a total aggregate principal amount of $200 million, none of which was drawn in connection with the closing of the Amendment.

Amounts drawn under the Refinancing Term A-1 Loan tranche were used to prepay and terminate our existing Term Loan A Facility. Amounts drawn under the Incremental Term A-1 Loan tranche were used to prepay and terminate our existing Term Loan B Facility and pay transaction related fees and expenses. Amounts drawn under the new Tranche A Revolving Commitments are expected to be used for general corporate purposes.

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the credit agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. As of the closing, the Term A-1 Loans and Tranche A Revolving Loans will, at the option of the Company, bear interest at the Eurodollar Rate plus 2.25% or ABR plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios.

In February 2012, we completed the acquisition of Valtera. We acquired 100% of the equity interests of Valtera for a cash payment of $22.4 million less cash acquired of $1.9 million. The cash payment includes $4.7 million which was placed in escrow and held until March 13, 2013 at which point the funds were released to the sellers.

We had cash and cash equivalents of $81.6 million and $72.7 million at June 30, 2013 and December 31, 2012, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At June 30, 2013, available borrowings under the Revolving Credit Facility were approximately $93 million, which includes approximately $7 million reserved for outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $34 million of our cash is held by our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Six Months Ended June 30,
	2013	2012
Net cash flows provided by operating activities	$77,662	$83,511
Net cash flows used in investing activities	(21,684)	(25,943)
Net cash flows used in financing activities	(45,389)	(12,192)

Historically, our primary uses of cash have been to fund acquisitions, capital expenditures, share repurchases, and dividend payments. With the Senior Secured Credit Facilities, our primary uses of cash also includes debt service requirements.

Cash Flows from Operating Activities

Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $77.7 million and $83.5 million in the six months ended June 30, 2013 and 2012, respectively. The primary drivers of the year over year decrease were an increase in cash tax payments, incentive payments for sales commissions and annual bonuses, and interest expense. The increase in outflows is partially offset by the inclusion of SHL cash flows in the six months ended June 30, 2013.

We made income tax payments of $26.4 million and $11.4 million in the six months ended June 30, 2013 and 2012, respectively and expect to continue making tax payments in future periods. The increase in income tax payments was primarily due to tax deductions associated with the disposal of Toolbox.com.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $21.7 million and $25.9 million in the six months ended June 30, 2013 and 2012, respectively. In 2013, we used $14.4 million for capital expenditures, primarily on the SHL integration and technology infrastructure. We also made a strategic investment of $7.3 million. In 2012, we utilized $21.0 million for acquisitions of businesses, primarily related to Valtera, which included a payment of $20.5 million, which is net of cash acquired totaling $1.9 million.

We estimate that capital expenditures to support our infrastructure will be between $29 million and $31 million in 2013. This does not include approximately $7 million for tenant improvement allowances that are paid by the landlord directly to contractors and will not impact our cash flows.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $45.4 million and $12.2 million in the six months ended June 30, 2013 and 2012, respectively. The primary use of cash in 2013 was $26.6 million used to repay amounts outstanding under our Senior Secured Credit Facilities. Additionally, we increased our quarterly dividend rate from $0.175 per share in 2012 to $0.225 per share in 2013. This resulted in a $3.4 million increase in dividend payments. We also used $2.8 million in the six months ended June 30, 2013 to repurchase shares of our common stock pursuant to our stock repurchase program that was approved by the Board of Directors in February 2013.

Commitments and Contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had a liability of $5.8 million at June 30, 2013 and December 31, 2012, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual Obligations

The following table summarizes our known contractual obligations at June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at June 30, 2013
	Total	YE 2013(1)	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Senior Secured Credit Facilities (2)	$586,578	$10,941	$24,014	$28,736	$33,310	$32,769	$456,808
Operating lease obligations	623,127	22,684	49,033	48,927	49,128	46,960	406,395
Deferred compensation liability	14,947	—	675	496	546	257	12,973
Purchase commitments	44,978	24,545	11,377	7,635	1,421	—	—

Total	$1,269,630	$58,170	$85,099	$85,794	$84,405	$79,986	$876,176

	Sublease Receipts by Period (In Thousands) at June 30, 2013
	Total	YE 2013(1)	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Sublease receipts	$269,914	$7,281	$17,548	$19,140	$19,600	$20,073	$186,272

(1)	For the six months ended December 31, 2013.
(2)	Includes interest expense for the Term A-1 Loans calculated using variable interest rates at August 2, 2013 of 2.44%. We may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. The amounts presented in the tables above do not reflect any mandatory prepayments that we may be required to pay.

Operating lease obligations include scheduled rent escalations. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $5.1 million.

Off-Balance Sheet Arrangements

At June 30, 2013 and December 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; any statements regarding the impact of the SHL acquisition and related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the US Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL brand; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements; our potential inability to make, integrate and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments including our acquisition of SHL; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; and our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy (including sequestration under the Budget Control Act of 2011) and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of our 2012 Annual Report on Form 10-K, as filed with the SEC on March 1, 2013, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A.	Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. There were no material changes during the quarter ended June 30, 2013 to the information included in “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
April 1, 2013 to April 30, 2013(1)	47,483	$56.38	28,400	$48,402,658
May 1, 2013 to May 31, 2013(1)	20,187	$58.41	14,900	$47,538,903
June 1, 2013 to June 30, 2013(1)	13,469	$60.77	4,800	$47,250,514

Total	81,139	$57.61	48,100

(1)	Represents shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)	On February 5, 2013, our Board of Directors approved a new $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 26, 2013, the Board of Directors declared a third quarter cash dividend of $0.225 per share. The dividend is payable on September 30, 2013 to stockholders of record at the close of business on September 13, 2013. The Company funds its dividend payments with cash on hand and cash generated from operations.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

10.1*	Amendment No. 3 to the Credit Agreement, dated as of August 2, 2013, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: August 8, 2013	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

10.1*	Amendment No. 3 to the Credit Agreement, dated as of August 2, 2013, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013