Form 10-Q
period 2013-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2013-11-12
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The Company had 33,609,569 shares of common stock, par value $0.01 per share, outstanding at November 1, 2013.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,847	$72,699
Accounts receivable, net	183,870	239,599
Deferred income taxes, net	15,198	15,669
Deferred incentive compensation	21,143	19,984
Prepaid expenses and other current assets	41,019	19,068

Total current assets	339,077	367,019
Deferred income taxes, net	3,424	283
Property and equipment, net	108,505	96,962
Goodwill	446,696	471,299
Intangible assets, net	313,548	335,191
Other non-current assets	58,961	51,495

Total assets	$1,270,211	$1,322,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$75,945	$84,363
Accrued incentive compensation	43,690	53,927
Deferred revenue	350,255	365,747
Deferred income taxes, net	1,245	3,537
Debt – current portion	10,277	12,479

Total current liabilities	481,412	520,053
Deferred income taxes, net	51,010	59,773
Other liabilities	111,931	98,641
Debt – long term	508,121	528,280

Total liabilities	1,152,474	1,206,747
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 44,647,659 and 44,220,685 shares issued, and 33,599,626 and 33,337,337 shares outstanding at September 30, 2013 and December 31, 2012, respectively	446	442
Additional paid-in capital	440,307	427,491
Retained earnings	342,677	345,907
Accumulated elements of other comprehensive income	29,618	27,665
Treasury stock, at cost, 11,048,033 and 10,883,348 shares at September 30, 2013 and December 31, 2012, respectively	(695,311)	(686,003)

Total stockholders’ equity	117,737	115,502

Total liabilities and stockholders’ equity	$1,270,211	$1,322,249

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$201,735	$164,749	$596,617	$428,934
Costs and expenses:
Cost of services	72,387	60,182	219,175	151,161
Member relations and marketing	60,481	46,966	174,377	123,707
General and administrative	21,213	19,102	71,683	51,226
Acquisition related costs	4,022	18,557	7,044	21,286
Impairment loss	22,600	—	22,600	—
Depreciation and amortization	15,287	11,296	44,776	22,261

Total costs and expenses	195,990	156,103	539,655	369,641

Operating profit	5,745	8,646	56,962	59,293
Other (expense) income, net
Interest income and other	(2,093)	1,619	(797)	2,549
Interest expense	(4,956)	(4,962)	(17,596)	(5,227)
Debt extinguishment costs	(6,691)	—	(6,691)	—

Other (expense) income, net	(13,740)	(3,343)	(25,084)	(2,678)

(Loss) income before provision for income taxes	(7,995)	5,303	31,878	56,615
Provision for income taxes	(2,612)	5,759	12,485	26,746

Net (loss) income	$(5,383)	$(456)	$19,393	$29,869

Basic (loss) earnings per share	$(0.16)	$(0.01)	$0.58	$0.89
Diluted (loss) earnings per share	$(0.16)	$(0.01)	$0.57	$0.88
Weighted average shares outstanding:
Basic	33,597	33,546	33,519	33,460
Diluted	33,933	33,863	33,899	33,809
Dividends declared and paid per share	$0.225	$0.175	$0.675	$0.525

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(5,383)	$(456)	$19,393	$29,869
Other comprehensive income (loss):
Foreign currency translation adjustment	39,914	19,289	1,801	19,167
Foreign currency hedge, net of tax	455	95	238	237
Interest rate swap, net of tax	(86)	—	(86)	—
Change in unrealized gains on available-for-sale marketable securities, net of tax	—	(27)	—	(121)

Comprehensive income	$34,900	$18,901	$21,346	$49,152

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$19,393	$29,869
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss	22,600	—
Debt extinguishment costs	6,691	—
Exit costs	1,007	—
Depreciation and amortization	44,776	22,261
Amortization of credit facility issuance costs	2,308	518
Deferred income taxes	(8,530)	1,578
Share-based compensation	9,123	6,717
Excess tax benefits from share-based compensation arrangements	(4,036)	(1,938)
Net foreign currency remeasurement and translation loss (gain)	1,064	(370)
Amortization of marketable securities premiums, net	—	68
Changes in operating assets and liabilities:
Accounts receivable, net	56,554	48,172
Deferred incentive compensation	(1,059)	(1,116)
Prepaid expenses and other current assets	(21,665)	(4,148)
Other non-current assets	(1,107)	1,145
Accounts payable and accrued liabilities	(11,863)	(8,598)
Accrued incentive compensation	(10,180)	(3,691)
Deferred revenue	(16,693)	(16,273)
Other liabilities	6,621	3,135

Net cash flows provided by operating activities	95,004	77,329
Cash flows from investing activities:
Purchases of property and equipment	(23,038)	(11,778)
Cost method investments	(11,213)	—
Acquisition of businesses, net of cash acquired	—	(669,476)
Maturities of marketable securities	—	5,130

Net cash flows used in investing activities	(34,251)	(676,124)
Cash flows from financing activities:
Proceeds from credit facility	5,000	555,000
Payments of credit facility	(29,314)	—
Proceeds from the exercise of common stock options	1,098	1,202
Proceeds from the issuance of common stock under the employee stock purchase plan	653	461
Excess tax benefits from share-based compensation arrangements	4,036	1,938
Credit facility issuance costs	(4,156)	(19,176)
Purchase of treasury shares	(2,751)	—
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(6,556)	(3,618)
Payment of dividends	(22,624)	(17,570)

Net cash flows (used in) provided by financing activities	(54,614)	518,237
Effect of exchange rates on cash	(991)	209

Net increase (decrease) in cash and cash equivalents	5,148	(80,349)

Cash and cash equivalents, beginning of period	72,699	133,429

Cash and cash equivalents, end of period	$77,847	$53,080

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

The Corporate Executive Board Company (“CEB” or the “Company”) is a member-based advisory company. By combining the best practices of thousands of member companies with its advanced research methodologies and human capital analytics, CEB equips senior leaders and their teams with insight and actionable solutions to transform operations. This distinctive approach, pioneered by CEB, enables executives to harness peer perspectives and tap into breakthrough innovation without costly consulting or reinvention. The CEB member network includes more than 15,000 executives and the majority of top companies globally. On August 2, 2012, CEB completed the acquisition of SHL Group Holdings I and its subsidiaries (“SHL” or “SHL Talent Management Solutions”), a global leader in cloud-based talent measurement and management solutions headquartered in the United Kingdom (“UK”).

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

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2012 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ended December 31, 2013 or any other period within 2013.

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

Note 3. Acquisitions

Investments in Other Entities

The Company made investments totaling $3.9 million in two private entities in the three months ended September 30, 2013 and $11.2 million in three private entities in the nine months ended September 30, 2013. At September 30, 2013, the Company has made five investments with an aggregate carrying amount of $14.6 million included in Other non-current assets in the condensed consolidated balance sheets. The cost method is used for these investments as the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period for changes to their net realizable value. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not readily available.

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

The purchase price was approximately $654 million in cash. CEB used borrowings under a senior secured credit facility and approximately $121 million of its available cash on hand to fund the purchase price.

CEB has completed the purchase accounting for the SHL acquisition. Based on the fair value of the acquired assets and assumed liabilities as of the acquisition date, CEB’s final purchase accounting allocation is as follows: net tangible liabilities of $81.4 million, amortizable intangible assets of $323.2 million, and goodwill of $412.4 million. The preliminary allocation to goodwill at the time of the acquisition was $406.5 million. The difference of $5.9 million primarily relates to the assignment of deferred tax assets and liabilities to local tax jurisdictions. Changes in amounts allocated to acquired assets and assumed liabilities were not material and therefore the December 31, 2012 balance sheet was not recast. The allocation of goodwill by reportable segment was $53.6 million to PDRI and $358.8 million to SHL.

Goodwill and intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $89.5 million related to the difference in the book and tax basis of identifiable intangible assets. Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value was approximately $34 million. Of this amount, $17.1 million would have been recognized in 2012, and $8.9 million would have been recognized in the nine months ended September 30, 2013. The remaining $8.0 million would have been recognized primarily in 2014.

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Pro forma revenue	$189,184	560,125
Pro forma net income	$18,043	47,915

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$77,847	$—	$—	$72,699	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	16,369	—	—	15,267	—
Forward currency exchange contracts	—	590	—	—	111	—
Financial liabilities
Interest rate swap	—	144	—	—	—	—

Investments held through variable insurance products in a Rabbi Trust, included in Other non-current assets, consist of mutual funds available only to institutional investors. The fair value of these investments are based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments held by the mutual funds are observable inputs. The fair value for foreign currency exchange and interest rate swap contracts are based on bank quotations for similar instruments using models with market-based inputs.

Certain assets, such as goodwill, intangible assets, investments accounted for under the cost method, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company measured the fair value of the PDRI and SHL reporting units and recorded a fair value adjustment relating to PDRI (see Note 6). Any such fair value measurements are included in the Level 3 fair value hierarchy.

Note 5. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Billed	$123,541	$178,117
Unbilled	62,070	63,891

	185,611	242,008
Allowance for uncollectible revenue	(1,741)	(2,409)

Accounts receivable, net	$183,870	$239,599

Note 6. Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Beginning of period	$471,299	$29,492
Goodwill acquired	—	424,664
Purchase accounting adjustments	(1,400)	7,300
Impairment loss	(22,600)	—
Impact of foreign currency	(603)	9,843

Net goodwill, end of period	$446,696	$471,299

Accumulated impairment loss, end of period	$22,600	$—

Goodwill for certain of the Company’s foreign subsidiaries is recorded in their functional currency, which is their local currency, and therefore is subject to foreign currency translation adjustments.

PDRI Impairment Loss

As disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, the Company was beginning to see the effects of the US Federal government’s budget constraints in the financial results of PDRI, which is a reporting unit included in the CEB reportable segment. Based on insights gained from business activities that align with the US Federal government’s September 30th fiscal year-end and PDRI’s results of operations for the quarter ended September 30, 2013, the Company now believes that near to mid-term revenues for the PDRI reporting unit are likely to be constrained leading to lower revenues and cash flows. Based on these indicators of impairment, which also include rising interest rates, management concluded it was not more likely than not that the fair value of the PDRI reporting unit exceeded its carrying value at September 30, 2013. Accordingly, the Company completed an interim step one impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, the Company completed the second step of the impairment analysis which resulted in a $22.6 million after-tax goodwill impairment loss. This loss did not impact the Company’s current liquidity position or cash flows for 2013. Following the impairment, the PDRI reporting unit has $31.0 million of goodwill.

Management used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions which have the most significant effect on the determination of fair value are: 1) the projected revenues which include estimates for growth in future periods from expansion into other markets, 2) the projected cash flows which are driven by the revenue estimates and estimates of improved EBITDA margins in the future forecast period, and 3) the discount rate. Management, in conjunction with its valuation advisors, determined that due to the small size and specialized nature of the PDRI reporting unit, there was not sufficient comparable market data upon which to rely for purposes of establishing fair value of the reporting unit; however, management did consider comparable companies as a test of reasonableness for the estimate of fair value.

Under the income approach, management used internally generated projected financial information which included revenue growth rates that consider the Company’s plan for the expansion of PDRI into the commercial market. The near to mid-term EBITDA margins are also estimated to increase each year over the forecast period. The assumed discount rate utilized was 15.5%. The assumed discount rate includes consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $4 million decrease in the estimated fair value of the reporting unit, primarily impacting goodwill. Assessing fair value includes, among other things, making key assumptions for estimating future cash flows and revenues. These assumptions are subject to a high degree of judgment and complexity. The Company makes every effort to estimate operating results as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in an impairment in future periods. If PDRI is not successful in selling its services commercially, or if the US Federal government spending cuts are deeper than currently anticipated, updated estimates of operating results could result in future impairment.

SHL Indicators of Impairment

In the three months ended September 30, 2013, the Company identified interim indicators of impairment for the SHL reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, management completed step one of the interim impairment analysis. The carrying value was approximately $600 million at September 30, 2013, including approximately $375 million of goodwill and approximately $269 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by approximately 1%. The estimate of fair value is based on information available as of the date of the assessment, which incorporates management assumptions about expected revenue and future cash flows and available market information for comparable companies.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates as the SHL reporting unit operates in a number of markets and geographical regions. Management used a combination of the income and market approaches and weighted the outcomes. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions used in the market approach include the selection of comparable companies which are subject to change based on the economic characteristics of the Company’s reporting units. The assumptions which have the most significant effect on the determination of fair value are: 1) the projected revenues which include accelerated revenue growth during the forecast period from recent initiatives undertaken to improve the effectiveness of sales operations, 2) the projected cash flows which reflect improvement in EBITDA margin from ongoing integration efforts, 3) the discount rate, and 4) the list of comparable companies used in the market approach.

Under the income approach, management used internally generated projected financial information which included revenue growth rates which reflect recent investments in the sales operations structure. The near to mid-term EBITDA margins are also estimated to increase each year over the forecast period. The assumed discount rate utilized was 13.0%. The assumed discount rate includes consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

Under the market approach, management used an average of revenue and EBITDA multiples. The revenue multiples utilized by the Company were in a range of 2.75 to 3.25 times current and future period revenue estimates. The EBITDA multiples utilized were in a range of 10 to 12 times current and future period EBITDA estimates.

If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $26 million decrease in the estimated fair value of the reporting unit. A 5.0% decrease in the selected market multiples would result in a $15 million decrease in the estimated fair value of the reporting unit. Such a change in either of these assumptions individually would result in the reporting unit failing step 1 of the goodwill impairment analysis.

Assessing the fair value of the reporting unit includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. The Company makes every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, there can be no assurances that the estimates and assumptions will prove to be accurate predictions of future results. Changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in an impairment in future periods. Factors that have the potential to create variances in the estimated fair value of the reporting unit include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant change in the manner of use of the acquired asset or the strategy for the overall business;

•	significant change in interest rates;

•	significant negative industry or economic trend; and/or

•	market capitalization relative to net book value.

Note 7. Intangible Assets, net

Intangible assets, net at September 30, 2013 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$193,636	$24,789	$168,847	12.2
Acquired intellectual property	97,080	16,294	80,786	13.7
Trade names	64,823	6,598	58,225	13.4
Software	11,044	5,354	5,690	1.7

Total	$366,583	$53,035	$313,548	12.6

Intangible assets, net at December 31, 2012 consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$191,348	$12,731	$178,617	12.8
Acquired intellectual property	95,012	7,984	87,028	14.4
Trade names	64,082	2,910	61,172	14.1
Software	10,877	2,503	8,374	2.4

Total	$361,319	$26,128	$335,191	13.2

The Company’s intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments. As part of the interim impairment test for PDRI, the Company completed a recoverability test related to the amortizable intangible assets of PDRI and no adjustment was required.

Amortization expense was $8.7 million and $6.4 million in the three months ended September 30, 2013 and 2012, respectively. Amortization expense was $26.1 million and $9.3 million in the nine months ended September 30, 2013 and 2012, respectively. Future expected amortization of intangible assets at September 30, 2013 is as follows (in thousands):

2013 (1)	$9,070
2014	34,324
2015	31,485
2016	28,379
2017	27,754
Thereafter	182,536

Total	$313,548

(1)	For the three months ended December 31, 2013

Note 8. Other Liabilities

Other liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred compensation	$15,238	$12,397
Lease incentives	33,823	28,816
Deferred rent benefit	32,738	28,351
Deferred revenue – long term	11,676	10,523
Other	18,456	18,554

Total other liabilities	$111,931	$98,641

Note 9. Senior Secured Credit Facilities

On July 2, 2012, the Company, together with certain of its subsidiaries acting as guarantors, entered into a senior secured credit agreement which was subsequently amended and restated on July 18, 2012, on August 1, 2012, and again on August 2, 2013 (as amended and restated, the “Credit Agreement”). The Credit Agreement originally provided for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Facilities, the “Senior Secured Credit Facilities”). The Term Loan A Facility and the Revolving Credit Facility were scheduled to mature on August 2, 2017 and the Term Loan B Facility was scheduled to mature on August 2, 2019.

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the credit agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at the option of the Company, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios. The annual interest rate on the Term A-1 Loans was 2.43% at September 30, 2013.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2013. Pursuant to the Amendment, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. The Company currently does not believe that any mandatory prepayments will be required for the year ended December 31, 2013. In the event actual results or changes in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s accompanying condensed consolidated balance sheets. The Company was in compliance with all of the covenants at September 30, 2013.

Certain investors of the Term Loan A Facility and the Term Loan B Facility reinvested in the Term A-1 Loans and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors of the Term Loan A Facility and the Term Loan B Facility either did not invest in the Term A-1 Loans or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. The Tranche A Revolving Loans were accounted for as a modification as the borrowing capacity of the new arrangement was greater than the borrowing capacity of the old arrangement and there was no change to the investors. In applying debt modification accounting in the three months ended September 30, 2013, the Company recorded $12.9 million in loan origination fees and deferred financing costs, of which $10.6 million related to investors of the Term Facilities that reinvested in the Term A-1 Loans and the Revolving Credit Facility and $2.3 million related to costs associated with the refinancing. This amount is being amortized into interest expense over the term of the Term A-1 Loans using the effective interest method. In addition, the Company recorded $6.7 million in debt extinguishment costs, comprised of a $4.9 million write-off of loan origination fees and deferred financing fees for debt considered to be extinguished and $1.8 million of debt modification expense.

Total amortization expense of loan origination fees and deferred financing costs was $0.7 million and $2.3 million in the three and nine months ended September 30, 2013 and $0.5 million in the three and nine months ended September 30, 2012, respectively. The Company paid interest of $5.4 million and $16.2 million in the three and nine months ended September 30, 2013 and $2.6 million in the three and nine months ended September 30, 2012, respectively.

The future minimum payments for the Term A-1 Loans are as follows for the years ended December 31st (in thousands):

2013 (1)	$2,687
2014	10,750
2015	15,750
2016	20,750
2017	20,750
2018	450,000

Total principal payments	$520,687

(1)	For the three months ended December 31, 2013.

The Company believes the carrying value of its long term debt approximates its fair value as the terms and interest rates approximate market rates.

Note 10. Stockholders’ Equity and Share-Based Compensation

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

The Company recognized total share-based compensation costs of $3.3 million and $2.5 million in the three months ended September 30, 2013 and 2012, respectively, and $9.1 million and $6.7 million in the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, $30.7 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	Nine Months Ended September 30, 2013
	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	788,725	$34.34
Granted	319,709	56.63
Forfeited	(31,931)	46.05
Vested	(311,206)	28.94

Non-vested, end of period	765,297	$46.58

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

	Nine Months Ended September 30, 2013
	Number of PSAs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	32,834	$41.87
Granted	27,805	56.15
Forfeited	—	—
Vested	—	—

Non-vested, end of period	60,639	$48.62

Dividends

On July 26, 2013, the Board of Directors declared a third quarter cash dividend of $0.225 per share. This dividend, totaling $7.5 million, was paid on September 30, 2013.

On November 7, 2013, the Board of Directors declared a fourth quarter cash dividend of $0.225 per share. The dividend is payable on December 31, 2013 to stockholders of record at the close of business on December 13, 2013. The Company funds its dividend payments with cash on hand and cash generated from operations.

Share Repurchases

In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations. The Company repurchased 48,100 shares for an aggregate purchase price of $2.8 million in the nine months ended September 30, 2013.

Note 11. Derivative Instruments and Hedging Activities

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

On September 27, 2013, the Company entered into an interest rate swap arrangement with a notional amount of $55 million which amortizes to $46.4 million through the August 2, 2018 maturity date of the Term A-1 Loans. The interest rate swap will effectively fix the Company’s interest payments on the hedged debt at 1.345% plus the credit spread on the debt. In October 2013, the Company entered into additional swap arrangements with a total notional amount of $220 million and similar terms to the $55 million swap entered into in September 2013. The arrangements, designated as cash flow hedging instruments, protect against adverse fluctuations in interest rates by reducing the Company’s exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows related to foreign currency exchange rate risks is 12 months. The forward contracts and interest rate swap are recognized on the condensed consolidated balance sheets at fair value and changes in fair value measurements are reflected as adjustments to other comprehensive income (“OCI”). For the forward currency contracts, the unrealized gain/loss is reclassified from accumulated OCI to current earnings at such time as the actual foreign currency expenditures are made. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was 8.0 million GBP and 10.4 million GBP at September 30, 2013 and December 31, 2012.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets are as follows (in thousands):

Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Asset derivatives
Prepaid expenses and other current assets	$590	$111
Liability derivatives
Accounts payable and accrued liabilities	$144	$—
Derivatives not designated as hedging instruments:
Asset derivatives
Prepaid expenses and other current assets	$—	$14
Liability derivatives
Accounts payable and accrued expenses	$—	$9

The pre-tax effect of the derivative instruments on the Company’s condensed consolidated statements of income (loss) is as follows (in thousands):

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)		Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Cost of services	$81	(209)	Forward currency contracts	$940	$(67)
Member relations and marketing	67	(173)	Interest rate swap	$(144)	$(144)
General & administrative	32	(84)

Total	$180	(466)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)		Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Cost of services	$91	$136	Forward currency contracts	$361	$701
Member relations and marketing	75	113	Interest rate swap	$—	$—
General & administrative	36	54

Total	$202	$303

Note 12. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items recorded during the period. US income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

The effective tax rate for the nine months ended September 30, 2013 and 2012 was 39.2% and 47.2%, respectively. The decrease in the effective tax rate is largely due to a reduction in the UK tax rate, offset by the impact of the PDRI goodwill impairment loss, and the tax impact in 2012 of certain items arising from the SHL acquisition. In July 2013, the UK Finance Act of 2013 received royal assent leading to a scheduled reduction in the UK corporation tax rate to 20% by April 1, 2015. The impact of this legislative change on the Company’s net deferred tax liabilities was $4.6 million and was accounted for as a discrete item in the three months ended September 30, 2013. The $22.6 million impairment loss of non-deductible goodwill related to PDRI recognized in the three months ended September 30, 2013 was not treated as a discrete event; rather, it was considered to be a component of the estimated annual effective tax rate.

The Company made income tax payments of $10.5 million and $16.2 million in the three months ended September 30, 2013 and 2012, respectively, and $36.8 million and $27.6 million in the nine months ended September 30, 2013 and 2012, respectively. The Company had prepaid income taxes of approximately $17 million at September 30, 2013, which is included in Prepaid expenses and other current assets on the consolidated balance sheet.

The Internal Revenue Service commenced an examination of the Company’s US income tax returns for 2008 through 2010 in the second quarter of 2012. Management does not currently believe that the outcome of such examination will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 13. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	33,597	33,546	33,519	33,460
Effect of dilutive common shares outstanding	336	317	380	349

Diluted weighted average common shares outstanding	33,933	33,863	33,899	33,809

Approximately 0.3 million and 0.7 million shares in the three months ended September 30, 2013 and 2012, respectively, and approximately 0.4 million and 0.9 million shares in the nine months ended September 30, 2013 and 2012, respectively, have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at September 30, 2013:

	Total	2013*	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Operating lease obligations	$614,725	$11,433	$49,523	$49,393	$49,570	$47,347	$407,459
Sublease receipts	(287,226)	(3,569)	(17,521)	(20,171)	(20,653)	(21,597)	(203,715)

Total net lease obligations	$327,499	$7,864	$32,002	$29,222	$28,917	$25,750	$203,744

*	For the three months ended December 31, 2013.

In September 2013, one of the subtenants of the CEB headquarters exercised its right under the sublease to acquire additional office space of approximately 32,000 square feet. This expansion period begins in October 2014 and will co-terminate with the subtenants other sub-leases in January 2028. The Company will receive an additional $21.5 million over the duration of the sublease.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $5.8 million liability at both September 30, 2013 and December 31, 2012, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. The liability includes $2.6 million recorded in the purchase price allocation for SHL.

Note 15. Changes in Accumulated Elements of Other Comprehensive Income

Accumulated elements of other comprehensive income (“AOCI”) is included in the stockholders’ equity section of the condensed consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI are as follows (in thousands):

Three Months Ended September 30, 2013	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, June 30, 2013	$(169)	$(10,496)	$(10,665)
Net unrealized gains	478	—	478
Reclassification of gains into earnings	(109)	—	(109)
Net translation of investments in foreign operations	—	25,331	25,331
Net translation of intra-entity loans	—	14,583	14,583

Net change in Accumulated elements of other comprehensive income	369	39,914	40,283

Balance, September 30, 2013	$200	$29,418	$29,618

Nine Months Ended September 30, 2013	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2012	$48	$27,617	$27,665
Net unrealized gains	(126)	—	(126)
Reclassification of gains into earnings	278	—	278
Net translation of investments in foreign operations	—	77	77
Net translation of intra-entity loans	—	1,724	1,724

Net change in Accumulated elements of other comprehensive income	152	1,801	1,953

Balance, September 30, 2013	$200	$29,418	$29,618

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans which the Company deems to be of a long-term investment nature.

Note 16. Segment Information

The Company manages the business in two reportable segments: CEB and SHL Talent Measurement Solutions.

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

The SHL Talent Measurement Solutions segment, which includes the operations of SHL (other than PDRI) that the Company acquired on August 2, 2012, provides cloud-based solutions for talent assessment and decision support as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement Solutions provides assessments that assist customers in determining potential candidates for employment and career planning as well as consulting services that are customizations to the assessments.

Management evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the reduction of SHL Talent Measurement Solutions revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the SHL acquisition date to fair value. The Company defines segment Adjusted EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; debt extinguishment costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Management uses these non-GAAP financial measures to evaluate and compare segment operating performance. These segment non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results.

Information for the Company’s reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
CEB segment	$158,709	$144,217	$463,666	$408,402
SHL Talent Measurement Solutions segment	43,026	20,532	132,951	20,532

Total revenue	$201,735	$164,749	$596,617	$428,934

Adjusted revenue
CEB segment	$158,709	$144,217	$463,666	$408,402
SHL Talent Measurement Solutions segment	44,393	28,918	141,777	28,918

Total Adjusted revenue	$203,102	$173,135	$605,443	$437,320

Adjusted EBITDA
CEB segment	$45,014	$42,455	$124,879	$111,562
SHL Talent Measurement Solutions segment	5,125	7,991	23,483	7,991

Total Adjusted EBITDA	$50,139	$50,446	$148,362	$119,553

Adjusted EBITDA margin
CEB segment	28.4%	29.4%	26.9%	27.3%
SHL Talent Measurement Solutions segment	11.5	27.6	16.6	27.6

Total Adjusted EBITDA margin	24.7%	29.1%	24.5%	27.3%

Depreciation and amortization
CEB segment	$6,964	$6,055	$21,256	$17,020
SHL Talent Measurement Solutions segment	8,323	5,241	23,520	5,241

Total depreciation and amortization	$15,287	$11,296	$44,776	$22,261

	September 30, 2013	December 31, 2012
Goodwill
CEB segment	$71,625	$94,286
SHL Talent Measurement Solutions segment	375,071	377,013

Total goodwill	$446,696	$471,299

Total assets
CEB segment	$497,852	$563,829
SHL Talent Measurement Solutions segment	772,359	758,420

Total assets	$1,270,211	$1,322,249

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

Our acquisition of SHL, headquartered in the UK, significantly increased the breadth and geographic scope of our operations. As a result of the incurrence of substantial new indebtedness and the use of a significant amount of our cash on hand for the SHL acquisition in 2012, our financial condition differs significantly. Our operating results in 2013 will likely not be comparable to our operating results for prior periods and we are more exposed to foreign currency exchange rate fluctuations. Our business now consists of two reportable segments: CEB and SHL Talent Measurement Solutions.

CEB Segment

The CEB segment helps senior executives and their teams drive corporate performance by identifying and building on the proven best practices of the world’s best companies. We primarily deliver our products and services to a global client base through annual, fixed-fee membership subscriptions. Billings attributable to memberships for our CEB products and services initially are recorded as deferred revenue and then are generally recognized on a pro-rata basis over the membership contract term, which typically is 12 months. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided from the date of the refund request on a pro-rata basis relative to the remaining term of the membership.

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

In addition to these corporate functions, the CEB segment serves operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making. The CEB segment also includes the results of operations of PDRI, a service provider of customized personnel assessment tools and services to various agencies of the US government and, beginning in 2013, the commercial sector.

SHL Talent Measurement Solutions Segment

The SHL Talent Measurement Solutions segment represents the acquired SHL business, excluding PDRI, and is a global provider of cloud-based solutions for talent assessment and decision support, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement Solutions primarily delivers assessments, consulting and training services. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments, delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments.

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

The term “Adjusted EBITDA” refers to net income before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; debt extinguishment costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition.

The term “Adjusted EBITDA margin” refers to Adjusted EBITDA as a percentage of Adjusted revenue.

The term “Adjusted net income” refers to net income before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; impairment loss; debt extinguishment costs; amortization of acquisition related intangibles; costs associated with exit activities; restructuring costs; and gain on acquisition.

“Non-GAAP diluted earnings per share” refers to diluted earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; impairment loss; debt extinguishment costs; amortization of acquisition related intangibles; costs associated with exit activities; restructuring costs; and gain on acquisition.

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

•

Impairment loss and debt extinguishment costs: We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

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

A reconciliation of each of the non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands).

The table below reconciles Revenue to Adjusted revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$201,735	$164,749	$596,617	$428,934
Impact of deferred revenue fair value adjustment	1,367	8,386	8,826	8,386

Adjusted revenue	$203,102	$173,135	$605,443	$437,320

The table below reconciles Net (loss) income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(5,383)	$(456)	$19,393	$29,869
Interest expense, net	4,901	4,423	17,424	4,288
Depreciation and amortization	15,287	11,296	44,776	22,261
Provision for income taxes	(2,612)	5,759	12,485	26,746
Impact of the deferred revenue fair value adjustment	1,367	8,386	8,826	8,386
Acquisition related costs	4,022	18,557	7,044	21,286
Impairment loss	22,600	—	22,600	—
Debt extinguishment costs	6,691	—	6,691	—
Share-based compensation	3,266	2,481	9,123	6,717

Adjusted EBITDA	$50,139	$50,446	$148,362	$119,553

Adjusted EBITDA margin	24.7%	29.1%	24.5%	27.3%

The table below reconciles Net (loss) income to Adjusted net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(5,383)	$(456)	$19,393	$29,869
Impact of the deferred revenue fair value adjustment (1)	1,088	6,105	6,398	6,105
Acquisition related costs (1)	2,624	14,604	4,582	16,227
Impairment loss (2)	18,401	—	18,401	—
Debt extinguishment costs (1)	4,001	—	4,001	—
Share-based compensation (1)	2,015	1,521	5,620	4,064
Amortization of acquisition related intangibles (1)	6,393	4,588	18,192	6,326

Adjusted net income	$29,139	$26,362	$76,587	$62,591

The table below reconciles Diluted (loss) earnings per share to Non-GAAP diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted (loss) earnings per share	$(0.16)	$(0.01)	$0.57	$0.88
Impact of the deferred revenue fair value adjustment (1)	0.03	0.18	0.19	0.18
Acquisition related costs (1)	0.08	0.43	0.13	0.48
Impairment loss (2)	0.54	—	0.54	—
Debt extinguishment loss (1)	0.12	—	0.12	—
Share-based compensation (1)	0.06	0.04	0.17	0.12
Amortization of acquisition related intangibles (1)	0.19	0.14	0.54	0.19

Non-GAAP diluted earnings per share	$0.86	$0.78	$2.26	$1.85

(1)	Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction. The following income tax rates were used: 28% in 2013 and 27% in 2012 for the deferred revenue fair value adjustment; 35% in 2013 and 25% in 2012 for acquisition related costs; 38% in 2013 and 39% in 2012 for share-based compensation; 40% in 2013 for debt extinguishment costs; and 32% in 2013 and 30% in 2012 for amortization of acquisition related intangibles.

(2)	The $22.6 million impairment loss of non-deductible goodwill related to PDRI recognized in the three months ended September 30, 2013 was not treated as a discrete event in the provision for income taxes; rather, it was considered to be a component of the estimated annual effective tax rate. As such, $4.8 million of the income tax effect associated with the non-deductible goodwill impairment loss was reflected in the income tax provision in the three and nine months ended September 30, 2013. The remaining tax effect of $4.2 million will be added back in the fourth quarter of 2013 to bring the full year adjustment to $22.6 million.

Critical Accounting Policies

Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2012 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. There has been no significant changes to our critical accounting policies; however, the following is an update to our existing goodwill and intangible assets discussion included in our critical accounting policies:

Goodwill and Intangible Assets

Goodwill represents the purchase price of acquired businesses in excess of the fair market value of net assets acquired. Intangible assets include customer relationships, trade names, and software. We have a significant amount of goodwill and intangible assets on our balance sheet. We recognized approximately $412 million of goodwill and approximately $323 million of intangible assets from the SHL acquisition.

The potential for goodwill impairment is increased during a period of economic uncertainty. To the extent we acquire a company at a negotiated price that reflects, at least in part, anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these changes would reduce our operating results and could cause the market price of our common stock to decline. A slowing recovery or new recession in the United States, a slow recovery or further recession in Europe, and slowing growth in the global economy may result in declining performance that would require us to examine our goodwill for potential impairment.

We assess our goodwill for impairment at the reporting unit level. On a quarterly basis, we assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that an indicator of impairment exists. These qualitative factors have been identified by management as the key performance indicators of each reporting unit. If, based on the assessment of the qualitative factors, an entity determines it is more-likely-than-not that the fair value of a reporting unit is does not exceed its carrying value, the entity would be required to perform the two-step impairment test. We test our goodwill for impairment annually on October 1st.

Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant change in the manner of our use of the acquired asset or the strategy for our overall business;

•	significant change in prevailing interest rates;

•	significant negative industry or economic trend; and/or

•	market capitalization relative to net book value.

If we determine, based on our quarterly assessment, that an impairment indicator exists, we complete the first step of the goodwill impairment process (“Step 1”). Step 1 is also completed during the annual goodwill impairment tests for each reporting unit, unless a reporting unit has significantly exceeded financial expectations and we believe it will continue to do so. Step 1 involves determining whether the estimated fair value of the reporting unit exceeds the respective book value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. However, if the fair value does not exceed the book value of the reporting unit, goodwill may be impaired and additional analysis is required (“Step 2”). Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded.

In performing Step 1 of the goodwill impairment test, we compare the carrying amount of the reporting units to their estimated fair values. The estimated fair value of each reporting unit is calculated using one or both of the following: the income approach (discounted cash flows) and using market multiples derived from a set of competitors with comparable market characteristics (a market approach). The appropriate methodology is determined by management based on available information at the time of the test. In general, when both approaches are used, the estimated fair values are weighted. In general, the market approach is not weighted more than 50%.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates, as our businesses operate in a number of markets and geographical regions. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, EBITDA, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and related discount rate, and expected long-term growth rates (residual growth rate). The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) revenue growth rate, (2) cash flow assumptions and (3) the discount rate. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. Revenue and EBITDA multiples for market comparable companies for the current and future fiscal periods are used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management.

The cash flows employed in the income approach are based on our most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the Company, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The discount rate is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate Company specific risk premium.

2013 PDRI Interim Impairment Test

In the quarter ended June 30, 2013, we were beginning to see the impacts of the US Federal government budget constraints in the financial results of PDRI, which is a reporting unit included in the CEB reportable segment. Based on insights gained from business activities that align with the US Federal government’s September 30th fiscal year–end and PDRI’s results of operations for the quarter ended September 30, 2013, we now believe that near to mid-term revenues of the PDRI reporting unit are likely to be constrained leading to lower revenues and cash flows. Based on these indicators of impairment, which also include rising interest rates, we concluded it was not more likely than not that the fair value of the PDRI reporting unit exceeded its carrying value at September 30, 2013. Accordingly, we completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit determined did not exceed the carrying value. Consequently, we completed Step 2 of the interim impairment which resulted in a $22.6 million after-tax goodwill impairment loss. This loss did not impact our liquidity position or cash flows for 2013. Following the impairment, the PDRI reporting unit has $17.6 million of goodwill.

We used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions which have the most significant effect on the determination of fair value are: 1) the projected revenues, which include estimates for growth in future periods from expansion into other markets, 2) the projected cash flows, which are driven by the revenue estimates and estimates of improved EBITDA margins in the future forecast period, and 3) the discount rate. In conjunction with our valuation advisors, we determined that due to the small size and specialized nature of the PDRI reporting unit, there was not sufficient comparable market data upon which to rely for purposes of establishing fair value of the reporting unit; however, we did consider comparable companies as a test of reasonableness for the estimate of fair value.

Under the income approach, we used a internally generated projected financial information which included revenue growth rates consider our plan for the expansion of PDRI into the commercial market. The near to mid-term EBITDA margins are also estimated to increase each year over the forecast period. The assumed discount rate utilized was 15.5%. The assumed discount rate includes consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $4 million decrease in the estimated fair value of the reporting unit, primarily impacting goodwill. Assessing fair value includes, among other things, making key assumptions for estimating future cash flows and revenues. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate operating results as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in an impairment in future periods. If PDRI is not successful in selling its services commercially, or if the US Federal government spending cuts are deeper than currently anticipated, updated estimates of operating results could result in future impairment.

SHL Interim Impairment Test

In the three months ended September 30, 2013, we identified interim indicators of impairment for the SHL reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, we completed Step 1 of the interim impairment analysis. The carrying value of was approximately $600 million at September 30, 2013, including approximately $388 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by approximately 1%. The estimate of fair value is based on the information available as of the date of the assessment, which incorporates management assumptions about expected revenue and future cash flows and available market information for comparable companies.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates as the SHL reporting unit operates in a number of markets and geographical regions. We used a combination of the income and market approaches and weighted the outcomes. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions used in the market approach include the selection of the comparable companies which are subject to change based on the economic characteristics of our reporting units. The assumptions which have the most significant effect on the determination of fair value are: 1) the projected revenues which include accelerated revenue growth during the forecast period from recent initiatives undertaken to improve the effectiveness of sales operations, 2) the projected cash flows which reflect improvement in EBITDA margin from ongoing integration efforts, 3) the discount rate, and 4) the list of comparable companies used in the market approach.

Under the income approach, we used internally generated projected financial information which included revenue growth rates which reflect recent investments in the sales operations structure. The near to mid-term EBITDA margins are also estimated to increase each year over the forecast period. The assumed discount rate utilized was 13.0%. The assumed discount rate includes consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

Under the market approach, we used an average of revenue and EBITDA multiples. The revenue multiples utilized were in a range of 2.75 to 3.25 times current and future period revenue estimates. The EBITDA multiples utilized were in a range of 10 to 12 times current and future period EBITDA estimates.

Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate market multiples. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, there can be no assurances that the estimates and assumptions will prove to be accurate predictions of future results. Changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in an impairment in future periods.

2012 Iconoculture Interim Impairment Test

In the second quarter of 2012, we identified an indicator of a possible impairment of the carrying value of the Iconoculture reporting unit. Iconoculture sales bookings for the first six months of 2012 were lower than amounts previously estimated. Lower sales bookings may result in a decrease in revenue and cash flows from operations. The carrying value of the Iconoculture reporting unit was $13.7 million at June 30, 2012, including $11.5 million of goodwill and $4.5 million of intangible assets. We calculated the fair value of the reporting unit using a discounted cash flow model (income approach) for the subsequent five year period with a terminal value. We used a discount rate of 16% and current estimates of sales bookings and cash flows. The fair value the reporting unit exceeded its carrying value by approximately 4% at June 30, 2012 and by less than 1% at October 1, 2012.

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$201,735	$164,749	$596,617	$428,934
Costs and expenses:
Cost of services	72,387	60,182	219,175	151,161
Member relations and marketing	60,481	46,966	174,377	123,707
General and administrative	21,213	19,102	71,683	51,226
Acquisition related costs	4,022	18,557	7,044	21,286
Impairment loss	22,600	—	22,600	—
Depreciation and amortization	15,287	11,296	44,776	22,261

Total costs and expenses	195,990	156,103	539,655	369,641

Operating profit	5,745	8,646	56,962	59,293
Other (expense) income, net
Interest income and other	(2,093)	1,619	(797)	2,549
Interest expense	(4,956)	(4,692)	(17,596)	(5,227)
Debt extinguishment costs	(6,691)	—	(6,691)	—

Total other (expense) income, net	(13,740)	(3,343)	(25,084)	(2,678)

(Loss) income before provision for income taxes	(7,995)	5,303	31,878	56,615
Provision for income taxes	(2,612)	5,759	12,485	26,746

Net (loss) income	$(5,383)	$(456)	$19,393	$29,869

Revenue was $201.7 million and $164.7 million in the three months ended September 30, 2013 and 2012, respectively. Revenue was $596.6 million and $428.9 million in the nine months ended September 30, 2013 and 2012, respectively. Total costs and expenses were $196.0 million and $156.1 million in the three months ended September 30, 2013 and 2012, respectively. Total costs and expenses were $539.7 million and $369.6 million in the nine months ended September 30, 2013 and 2012, respectively. Operating results include the impact of acquired companies from the date of acquisition: Valtera, Inc. (“Valtera”) was acquired on February 4, 2012 and SHL was acquired on August 2, 2012.

Adjusted revenue was $203.1 million and $173.1 million in the three months ended September 30, 2013 and 2012, respectively. Adjusted revenue was $605.4 million and $437.3 million in the nine months ended September 30, 2013 and 2012, respectively. Adjusted EBITDA was $50.1 million and $50.4 million in the three months ended September 30, 2013 and 2012, respectively. Adjusted EBITDA was $148.4 million and $119.6 million in the nine months ended September 30, 2013 and 2012, respectively. The increase in both Adjusted revenue and Adjusted EBITDA are a primarily a result of the acquisition of SHL in August 2012. Additionally, CEB segment revenue and Adjusted EBITDA has increased year over year.

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

Other (Expense) Income, net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Debt extinguishment costs	$(6,691)	$—	$(6,691)	$—
Interest expense	(4,956)	(4,962)	(17,596)	(5,227)
Increase in fair value of deferred compensation plan assets	784	609	1,409	1,360
Foreign currency (loss) gain	(2,570)	201	(2,634)	(15)
Interest income	55	538	173	938
Other	(362)	271	255	266

Other (expense) income, net	$(13,740)	$(3,343)	$(25,084)	$(2,678)

Debt extinguishment costs were a result of the August 2013 refinancing of our credit facility. The increase in interest expense reflects the costs of the borrowings incurred for the SHL acquisition as interest expense was incurred for the full nine months of 2013 compared to the period from August 2, 2012 through September 30, 2012. The foreign currency loss in three and nine months ended September 30, 2013 is primarily due to the remeasurement of cash held in USD by SHL.

Provision for Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjust the provision for discrete tax items recorded during the period. US income taxes are not provided for the undistributed earnings of our foreign subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

The effective tax rate for the nine months ended September 30, 2013 and 2012 was 39.2% and 47.2%, respectively. The decrease in the effective tax rate is largely due to a reduction in the UK tax rate, offset by the impact of the PDRI goodwill impairment loss, and the tax impact in 2012 of certain items arising from the SHL acquisition. In July 2013, the UK Finance Act of 2013 received royal assent leading to a scheduled reduction in the UK corporation tax rate to 20% by April 1, 2015. The impact of this legislative change on our net deferred tax liabilities was $4.6 million and was accounted for as a discrete item in the three months ended September 30, 2013. The $22.6 million impairment loss of non-deductible goodwill related to PDRI recognized in the three months ended September 30, 2013 was not treated as a discrete event; rather, it was considered to be a component of the estimated annual effective tax rate. We currently anticipate that our 2013 effective tax rate will be approximately 47% not including any additional permanent book-tax differences that are not determinable at this time, such as future foreign currency translation gains or losses, or other discrete items that are currently not recognizable under US GAAP. Excluding the effect of the impairment loss, we anticipate that our 2013 effective tax rate will be approximately 34%.

We made income tax payments of $10.5 million and $16.2 million in the three months ended September 30, 2013 and 2012, respectively, and $36.8 million and $27.6 million in the nine months ended September 30, 2013 and 2012, respectively. We had prepaid income taxes of approximately $17 million at September 30, 2013, which is included in Prepaid expenses and other current assets on the consolidated balance sheet.

The Internal Revenue Service commenced an examination of our US income tax returns for 2008 through 2010 in the second quarter of 2012. Management does not currently believe that the outcome of such examination will have a material adverse effect on our financial position, results of operations, or cash flows.

Segment Results

CEB Segment Executive Overview

CEB has continued to perform well as noted by the 10.2% year over year Contract Value growth. We continue to attract new customers and have steadily grown the dollar investment per member institution. The solid performance at CEB was offset by the headwinds in the US government, most notably impacting PDRI.

Revenue was $158.7 million and $144.2 million in the three months ended September 30, 2013 and 2012, respectively. Revenue was $463.7 million and $408.4 million in the nine months ended September 30, 2013 and 2012, respectively. Adjusted EBITDA was $45.0 million and $42.5 million for the three months ended September 30, 2013 and 2012, respectively. Adjusted EBITDA was $124.9 million and $111.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in Adjusted EBITDA is primarily due to an increase in revenue as noted by the increase in Contract Value and discussed in “CEB Segment Revenue” below.

Operating results include the impact of acquired companies from the date of acquisition: Valtera, Inc. (“Valtera”) was acquired on February 4, 2012 and PDRI was acquired on August 2, 2012. The three and nine months ended September 30, 2013 included $6.0 million and $19.1 million, respectively, of revenue from PDRI.

CEB Segment Operating Data

	September 30,
	2013	2012
CEB segment Contract Value (in thousands) (1)	$575,878	$522,397
CEB segment Member institutions	6,336	5,944
CEB segment Contract Value per member institution	$90,896	$87,844
CEB segment Wallet retention rate (2)	98%	99%

(1)	We define “CEB segment Contract Value” as the aggregate annualized revenue attributed to all agreements in effect at a given date without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year CEB segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased $53.5 million, or 10.2%, at September 30, 2013 compared to September 30, 2012 primarily as a result of increased sales to new and existing large corporate members, and price increases.

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$158,709	$144,217	$463,666	$408,402
Costs and expenses:
Cost of services	54,684	49,348	165,494	140,327
Member relations and marketing	44,367	40,070	130,129	116,811
General and administrative	16,929	15,898	51,677	48,022
Acquisition related costs	2,808	18,028	4,827	20,757
Impairment loss	22,600	—	22,600	—
Depreciation and amortization	6,964	6,055	21,256	17,020

Total costs and expenses	148,352	129,399	395,983	342,937

Operating profit	10,357	14,818	67,683	65,465
Other (expense) income, net
Interest income and other	(466)	1,224	523	2,154
Interest expense	(4,956)	(4,548)	(17,596)	(4,813)
Debt extinguishment costs	(6,691)	—	(6,691)	—

Total other (expense) income, net	(12,113)	(3,324)	(23,764)	(2,659)

(Loss) income before provision for income taxes	(1,756)	11,494	43,919	62,806
Provision for income taxes	2,401	8,899	18,839	29,886

Net (loss) income	$(4,157)	$2,595	$25,080	$32,920

Reconciliation of CEB segment net (loss) income to segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment net (loss) income	$(4,157)	$2,595	$25,080	$32,920
Interest expense, net	4,901	4,423	17,424	4,288
Depreciation and amortization	6,964	6,055	21,256	17,020
Provision for income taxes	2,401	8,889	18,839	29,886
Acquisition related costs	2,808	18,028	4,827	20,757
Impairment loss	22,600	—	22,600	—
Debt extinguishment costs	6,691	—	6,691	—
Share-based compensation	2,806	2,455	8,162	6,691

Segment Adjusted EBITDA	$45,014	$42,455	$124,879	$111,562

Segment Adjusted EBITDA margin	28.4%	29.4%	26.9%	27.3%

CEB Segment Revenue

In the three months ended September 30, 2013, revenue increased $14.5 million, or 10.0%, to $158.7 million from $144.2 million in the three months ended September 30, 2012. In the nine months ended September 30, 2013, revenue increased $55.3 million, or 13.5%, to $463.7 million from $408.4 million in the nine months ended September 30, 2013 versus the same period of 2012.

The increases in 2013 were primarily due to an increase in sales bookings with new and existing CEB customers. In addition, the three and nine months ended September 30, 2013 included $6.0 million and $19.1 million, respectively, of revenue from PDRI. The three and nine months ended September 30, 2012 included $5.1 million of revenue from PDRI.

CEB Segment Costs and Expenses

In the three months ended September 30, 2013 and 2012, costs and expenses were $148.4 million and $129.4 million, respectively. In the nine months ended September 30, 2013 and 2012, costs and expenses were $396.0 million and $342.9 million, respectively. Included in costs and expenses in the three months ended September 30, 2013 was a $22.6 million goodwill impairment loss related to our PDRI reporting unit which is discussed in more detail below.

Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related expenses, allocated facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the GBP all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. In 2013, costs and expenses include the full impact of the Valtera and PDRI acquisitions. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs includes salaries, payroll taxes and benefits. The total expense was $61.6 million and $57.2 million in the three months ended September 30, 2013 and 2012, respectively, an increase of $4.4 million. The total expense was $185.9 million and $165.3 million in the nine months ended September 30, 2013 and 2012, respectively, an increase of $20.6 million. The increases were primarily due to headcount and salary increases, including the impact of the acquisitions discussed above.

•

Variable compensation includes sales commissions and annual bonuses. Total expense was $17.2 million and $15.4 million in the three months ended September 30, 2013 and 2012, respectively, an increase of $1.8 million. Total expense was $50.8 million and $45.2 million in the nine months ended September 30, 2013 and 2012, respectively, an increase of $5.6 million. The increase was due to an increase in the estimated payout of annual bonuses due primarily to increased headcount and an increase in sales incentives resulting from increased sales bookings.

•

Share-based compensation costs were $2.7 million and $2.5 million in the three months ended September 30, 2013 and 2012, respectively, an increase of $0.2 million. Share-based compensation costs were $8.0 million and $6.7 million in the nine months ended September 30, 2013 and 2012, respectively, an increase of $1.3 million. The increases were primarily due to increases in the total fair value of awards granted from 2010 through the present, which vest over a four year period.

•

Third-party consulting costs include development costs for member facing technology, the use of third parties to deliver services to customers and external resources supporting the technology and finance departments. Total expense was $7.2 million and $4.8 million in the three months ended September 30, 2013 and 2012, respectively, an increase of $2.4 million. Total expense was $19.5 million and $14.5 million in the nine months ended September 30, 2013 and 2012, respectively, an increase of $5.0 million. The increases were primarily due to an increase in the use of consultants for member-facing technology development, the delivery of services, and the implementation of business systems enhancements.

•

Travel and related expenses were $6.3 million and $5.9 million in the three months ended September 30, 2013 and 2012, respectively, an increase of $0.4 million. Travel and related expenses were $20.2 million and $17.9 million in the nine months ended September 30, 2013 and 2012, respectively, an increase of $2.3 million. The increases were primarily due to increased costs incurred in the delivery of advisory and research services.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $7.5 million and $6.5 million in the three months ended September 30, 2013 and 2012, respectively, an increase of $1.0 million. Allocated facilities costs were $21.4 million and $19.7 million in the nine months ended September 30, 2013 and 2012, respectively, an increase of $1.7 million. The increases are the result of the addition of new office space related to the expansion of our headquarters in Arlington, Virginia.

•

CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.03 lower, on average, in the three and nine months ended September 30, 2013 compared to the same periods of 2012. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our CEB UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues	2013	% of Revenues	2012	% of Revenues
Compensation and related	$30,098	19.0%	$28,187	19.5%	$91,830	19.8%	$79,248	19.4%
Variable compensation	5,516	3.5	4,793	3.3	16,939	3.7	14,220	3.5
Allocated facilities	3,288	2.1	2,705	1.9	9,176	2.0	8,124	2.0
Third-party consulting	4,813	3.0	2,971	2.1	13,739	3.0	8,843	2.2
Travel and related	2,747	1.7	2,767	1.9	9,256	2.0	8,261	2.0
Share-based compensation	1,032	0.7	822	0.6	2,975	0.6	2,389	0.6

Cost of services increased 11.0%, or $5.4 million, to $54.7 million in the three months ended September 30, 2013 from $49.3 million in the three months ended September 30, 2012. The $1.9 million increase in compensation and related costs was primarily due to headcount and salary increases. The $0.7 million increase in variable compensation was due to an increase in estimated annual bonus payout as a result of increased headcount. The $1.8 million increase in third-party consulting relates to an increase in the use of third parties to deliver services to members. The $0.6 million increase in allocated facilities primarily relates to additional office space in Arlington, Virginia.

Cost of services increased 18.0%, or $25.2 million, to $165.5 million in the nine months ended September 30, 2013 from $140.3 million in the three months ended September 30, 2012. The $12.6 million increase in compensation and related costs and $2.7 million increase in variable compensation were primarily due to headcount and salary increases and the full period impact of acquired headcount from PDRI. The $4.9 million increase in third-party consulting relates to an increase in the use of third parties to deliver services to members. The $1.0 million increase in travel and related costs is primarily due to increased costs incurred in the delivery of advisory and research services. The $1.1 million increase in allocated facilities primarily relates to additional office space for the expansion of our Arlington, Virginia headquarters.

Cost of services as a percentage of revenue was 34.5% and 35.7% in the three and nine months ended September 30, 2013, respectively. Cost of services as a percentage of revenue was 34.2% and 34.4% in the three and nine months ended September 30, 2012, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues	2013	% of Revenues	2012	% of Revenues
Compensation and related	$22,412	14.1%	$20,661	14.3%	$66,560	14.4%	$60,351	14.8%
Variable compensation	9,931	6.3	8,909	6.2	28,054	6.1	25,804	6.3
Allocated facilities	3,350	2.1	2,869	2.0	9,660	2.1	8,714	2.1
Third-party consulting	444	0.3	749	0.5	1,581	0.3	2,006	0.5
Travel and related	2,892	1.8	2,600	1.8	9,079	2.0	8,211	2.0
Share-based compensation	604	0.4	480	0.3	1,691	0.4	1,328	0.3

Member relations and marketing increased 10.7%, or $4.3 million, to $44.4 million in the three months ended September 30, 2013 from $40.1 million in the three months ended September 30, 2012. The $1.8 million increase in compensation and related costs was primarily due to headcount and salary increases. The $1.0 million increase in variable compensation was due to an increase in sales incentives resulting from higher sales bookings and estimated annual bonus payouts as a result of increased headcount. The $0.5 million increase in allocated facilities primarily relates to additional office space for the expansion of our Arlington, Virginia headquarters.

Member relations and marketing increased 11.4%, or $13.3 million, to $130.1 million in the nine months ended September 30, 2013 from $116.8 million in the nine months ended September 30, 2012. The $6.2 million increase in compensation and related costs was primarily due to headcount and salary increases and acquired headcount from PDRI. The $2.3 million increase in variable compensation was due primarily to an increase in sales incentives resulting from higher sales bookings. The $0.9 million increase in allocated facilities primarily relates to additional office space for the expansion of our Arlington, Virginia headquarters. Additionally, employee search fees increased $0.4 million related to the increase in headcount noted above. These increases were offset by a $0.4 million decrease in third-party consulting.

Member relations and marketing expense as a percentage of revenue was 28.0% and 28.1% in the three and nine months ended September 30, 2013, respectively. Member relations and marketing expense as a percentage of revenue was 27.8% and 28.6% in the three and nine months ended September 30, 2012, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues	2013	% of Revenues	2012	% of Revenues
Compensation and related	$9,092	5.7%	$8,366	5.8%	$27,559	5.9%	$25,658	6.3%
Variable compensation	1,761	1.1	1,715	1.2	5,809	1.3	5,163	1.3
Allocated facilities	901	0.6	940	0.7	2,541	0.5	2,833	0.7
Third-party consulting	1,967	1.2	1,049	0.7	4,160	0.9	3,629	0.9
Share-based compensation	1,097	0.7	1,160	0.8	3,331	0.7	2,974	0.7

General and administrative increased 6.3%, or $1.0 million, to $16.9 million in the three months ended September 30, 2013 from $15.9 million in the three months ended September 30, 2012. The $0.7 million increase in compensation and related costs was primarily due to headcount and salary increases. The $0.9 million increase in third-party consulting is primarily due to external support for technology and finance related projects.

General and administrative increased 7.7%, or $3.7 million, to $51.7 million in the nine months ended September 30, 2013 from $48.0 million in the nine months ended September 30, 2012. The $1.9 million increase in compensation and related costs was primarily due to headcount and salary increases and acquired headcount from PDRI. The $0.6 million increase in variable compensation was due to an increase in estimated annual bonus payout as a result of increased headcount. The $0.5 million increase in third-party consulting is primarily due to external support for technology and finance related projects.

General and administrative expense as a percentage of revenue was 10.7% and 11.1% in the three and nine months ended September 30, 2013, respectively. General and administrative expense as a percentage of revenue was 11.0% and 11.8% in the three and nine months ended September 30, 2012, respectively.

Acquisition Related Costs

Acquisition related costs were $2.8 million and $18.0 million in the three months ended September 30, 2013 and 2012, respectively. Acquisition related costs were $4.8 million and $20.8 million in the nine months ended September 30, 2013 and 2012, respectively. Acquisition related costs in the three and nine months ended September 30, 2013 primarily relate to the integration of SHL including branding, consolidation of office locations and associated exit costs, and consolidation of the technology infrastructure. Acquisition related costs in the three and nine months ended September 30, 2012 primarily relate to transaction costs associated with the SHL acquisition.

Depreciation and Amortization

Depreciation and amortization increased 15.0%, or $0.9 million, to $7.0 million in the three months ended September 30, 2013 from $6.1 million in the three months ended September 30, 2012. Depreciation and amortization increased 24.9%, or $4.2 million, to $21.2 million in the nine months ended September 30, 2013 from $17.0 million in the nine months ended September 30, 2012. The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Depreciation	$4,629	$3,864	$13,958	$11,965
Amortization	2,335	2,191	7,298	5,055

Depreciation increased $0.8 million and $2.0 million in the three and nine months ended September 30, 2013, respectively, over the same periods in the prior year. The increases are mainly the result of an increase in capitalizable purchases related primarily to investments in hardware and software purchased for the integration of SHL and equipment to support headcount growth and investments in member-facing technology. Amortization increased $0.1 million and $2.2 million in the three and nine months ended September 30, 2013, respectively, over the same periods in the prior year. The increases are due primarily to the amortization of PDRI intangible assets.

Depreciation and amortization expense as a percentage of revenue was 4.4% and 4.6% in the three and nine months ended September 30, 2013 and 4.2% in the three and nine months ended September 30, 2012, respectively.

Impairment loss

In the third quarter of 2013, PDRI recognized a non-deductible goodwill impairment loss of $22.6 million. The loss was primarily due to lower revenue and cash flow projections in the near and mid-terms that are a result of the US Federal government budget constraints. Management used the income approach to estimate the fair value of the reporting unit. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. This non-cash loss did not impact our liquidity position or cash flows.

SHL Talent Measurement Solutions Segment Executive Overview

We have rebranded our SHL segment to SHL Talent Measurement Solutions. Third quarter 2012 results discussed below are for the period from August 2, 2012, the date of acquisition, through September 30, 2012.

Revenue was $43.0 million and $133.0 million in the three and nine months ended September 30, 2013, respectively. Revenue was $20.5 million in the third quarter of 2012. Adjusted revenue, which refers to revenue before the impact of the deferred revenue fair value adjustment, was $44.4 million and $141.8 million in the three and nine months ended September 30, 2013, respectively. Adjusted revenue was $28.9 million for the third quarter of 2012. Total costs and expenses were $47.6 million and $143.7 million in the three and nine months ended September 30, 2013, respectively. Total costs and expenses were $26.7 million for the third quarter of 2012.

Adjusted EBITDA decreased 35.9%, or $2.9 million, in the three months ended September 30, 2013 to $5.1 million compared to $8.0 million for the third quarter of 2012. Adjusted EBITDA for the nine months ended September 30, 2013 was $23.5 million. The decrease in Adjusted EBITDA in the three months ended September 30, 2013 compared to the third quarter of 2012, was primarily due to higher expenses resulting from our investment in sales headcount. Variances in revenue and Adjusted revenue are discussed below.

SHL Talent Measurement Solutions Segment Results of Operations

The three and nine month periods ended September 30, 2012 represent the period from August 2, 2012, the date of acquisition, through September 30, 2012. Amounts from 2012 have been restated to exclude the operating results for PDRI which is currently included in the CEB segment but was included in the SHL Talent Measurement Solutions segment in the Form 10-Q filed with the SEC for the third quarter 2012.

The financial results presented below include the results of operations for the SHL Talent Measurement Solutions segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$43,026	$20,532	$132,951	$20,532
Costs and expenses:
Cost of services	17,703	10,834	53,681	10,834
Member relations and marketing	16,114	6,896	44,248	6,896
General and administrative	4,284	3,204	20,006	3,204
Acquisition related costs	1,214	529	2,217	529
Depreciation and amortization	8,323	5,241	23,520	5,241

Total costs and expenses	47,638	26,704	143,672	26,704

Operating loss	(4,612)	(6,172)	(10,721)	(6,172)
Other (expense) income, net
Interest income and other	(1,627)	395	(1,320)	395
Interest expense	—	(414)	—	(414)

Total other (expense) income, net	(1,627)	(19)	(1,320)	(19)

Loss before provision for income taxes	(6,329)	(6,191)	(12,041)	(6,191)
Provision for income taxes	(5,013)	(3,140)	(6,354)	(3,140)

Net loss	$(1,226)	$(3,051)	$(5,687)	$(3,051)

Reconciliation of SHL Talent Measurement Solutions segment revenue to segment Adjusted revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2103	2012	2013	2012
Segment revenue	$43,026	$20,532	$132,951	$20,532
Impact of the deferred revenue fair value adjustment	1,367	8,386	8,826	8,386

Segment Adjusted revenue	$44,393	$28,918	$141,777	$28,918

Reconciliation of SHL Talent Measurement Solutions segment net loss to segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment net loss	$(1,226)	$(3,051)	$(5,687)	$(3,051)
Depreciation and amortization	8,323	5,241	23,520	5,241
Provision for income taxes	(5,013)	(3,140)	(6,354)	(3,140)
Impact of the deferred revenue fair value adjustment	1,367	8,386	8,826	8,386
Acquisition related costs	1,214	529	2,217	529
Share-based compensation	460	26	961	26

Segment Adjusted EBITDA	$5,125	$7,991	$23,483	$7,991

Segment Adjusted EBITDA margin	11.5%	27.6%	16.6%	27.6%

SHL Talent Measurement Solutions Segment Revenue

In the three months ended September 30, 2013, revenue increased $22.5 million to $43.0 million from $20.5 million in the three months ended September 30, 2012. The primary causes of the revenue increase were the purchase accounting adjustment to the acquisition date deferred revenue balance and the partial time period reported in 2012 of two months. On an adjusted basis, removing the impact of the deferred revenue adjustment, revenue in three months ended September 30, 2013 increased $15.5 million to $44.4 million from $28.9 million in the three months ended September 30, 2012. The primary cause of the revenue increase was the partial time period reported in 2012 of two months.

Revenue in the nine months ended September 30, 2013 was $133.0 million. Adjusted revenue in the nine months ended September 30, 2013 was $141.8 million.

SHL Talent Measurement Solutions Segment Costs and Expenses

In the three and nine months ended September 30, 2013, costs and expenses were $47.6 million and $143.7 million, respectively. In the three months ended September 30, 2012, costs and expenses were $26.7 million. Changes in compensation and related costs, variable compensation, travel and related costs, facilities costs, third-party consulting and the impact of changes in the exchange rates of GBP against the US dollar, Euro and other currencies all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses.

•	Compensation and related costs includes salaries, payroll taxes and benefits.

•	Variable compensation includes sales commissions and annual bonuses.

•

Third-party consulting costs include development costs for member facing technology, the use of third parties to deliver services to customers and external resources supporting the technology and finance departments.

•	Travel and related expenses relate to sales staff travel and staff travel between and in support of operating office locations.

•

Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. The largest SHL facilities are located in Thames Ditton, United Kingdom, Alpharetta, Georgia, and Minneapolis, Minnesota.

•

SHL Talent Measurement Solutions segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar and Euro. The value of the GBP versus the US dollar was approximately $0.03 lower, on average, in the three and nine months ended September 30, 2013 compared to the same periods of 2012. The value of the GBP versus the Euro was approximately $0.07 lower, on average, in the three and nine months ended September 30, 2012 compared to the same periods of 2012. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

Cost of services in the three months ended September 30, 2013 and 2012 were $17.7 million and $10.8 million, respectively. Cost of services in the nine months ended September 30, 2013 were $53.7 million. A summary of the primary components is included in the table below for comparative purposes (in thousands):

	Three Months Ended September 30,(1)				Nine Months Ended September 30, (1)
	2013	% of Adjusted Revenues	2012	% of Adjusted Revenues	2013	% of Adjusted Revenues	2012	% of Adjusted Revenues
Compensation and related	$10,717	24.1%	$7,176	24.8%	$33,223	23.4%	$7,176	24.8%
Variable compensation	1,345	3.0	291	1.0	3,087	2.2	291	1.0
Third-party consulting	1,879	4.2	705	2.4	5,712	4.0	705	2.4
Travel and related	1,073	2.4	356	1.2	2,986	2.1	356	1.2
Allocated facilities	994	2.2	670	2.3	3,007	2.1	670	2.3

(1)	The three and nine month periods for 2012 represent the period from August 2, 2012, the date of acquisition, through September 30, 2012.

The primary cause for variances above relate to the timing of the SHL acquisition. Variable compensation for the three months ended September 30, 2013 includes a $0.3 million re-class from General and administrative relating to annual bonuses.

Member Relations and Marketing

Member relations and marketing in the three months ended September 30, 2013 and 2012 were $16.1 million and $6.9 million, respectively. Member relations and marketing in the nine months ended September 30, 2013 were $44.2 million. A summary of the primary components is included in the table below (in thousands):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2013	% of Adjusted Revenues	2012	% of Adjusted Revenues	2013	% of Adjusted Revenues	2012	% of Adjusted Revenues
Compensation and related	$8,952	20.2%	$4,175	14.4%	$26,982	19.0%	$4,175	14.4%
Variable compensation	3,507	7.9	746	2.6	6,810	4.8	746	2.6
Travel and related	754	1.7	449	1.6	2,209	1.6	449	1.6
Allocated facilities	612	1.4	336	1.2	1,852	1.3	336	1.2

(1)	The three and nine month periods for 2012 represent the period from August 2, 2012, the date of acquisition, through September 30, 2012.

In 2013, SHL Talent Measurement Solutions has made significant investments in sales headcounts, increasing staffing levels by approximately 35%. The increased staffing levels were made to invest in future revenue growth. Variable compensation for the three months ended September 30, 2013 includes a $1.6 million re-class from General and administrative relating to annual bonuses. Additionally, variances above relate to the timing of the SHL acquisition.

General and administrative

General and administrative in the three months ended September 30, 2013 and 2012 were $4.3 million and $3.2 million, respectively. General and administrative in the three months ended September 30, 2013 were $20.0 million. A summary of the primary components is included in the table below (in thousands):

	Three Months Ended September 30, (1)				Nine Months Ended September 30, (1)
	2013	% of Adjusted Revenues	2012	% of Adjusted Revenues	2013	% of Adjusted Revenues	2012	% of Adjusted Revenues
Compensation and related	$3,645	8.2%	$2,063	7.1%	$10,818	7.6%	$2,063	7.1%
Variable compensation	(1,777)	(4.0)	159	0.6	1,461	1.0	159	0.6

(1)	The three and nine month periods for 2012 represent the period from August 2, 2012, the date of acquisition, through September 30, 2012.

In 2013, SHL Talent Measurement Solutions increased its headcount in the IT and Finance departments to support future growth and enhance existing processes. Variable compensation for the quarter was negative due to reallocation of management bonuses to the Cost of services and Member relations and marketing line items. A total of $2.0 million was re-classed from General and Administrative in the three months ended September 30, 2013.

Acquisition Related Costs

Acquisition related costs were $1.2 million and $2.2 million in the three and nine months ended September 30, 2013, respectively. Acquisition related costs were $0.5 million in the three months ended September 30, 2012. Acquisition costs in 2013 relate to the integration of SHL, primarily re-branding and the integration of technology infrastructure.

Depreciation and Amortization

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2013	2012	2013	2012
Depreciation	$1,928	$1,002	$4,715	$1,002
Amortization	6,395	4,239	18,805	4,239

(1)	The three and nine month periods for 2012 represent the period from August 2, 2012, the date of acquisition, through September 30, 2012.

Depreciation relates primarily to capitalizable costs of revenue generating internally developed software and computer equipment. Additionally, purchases of network and computer equipment have increased in 2013 for the integration of SHL and to support headcount growth. Amortization relates to intangible assets acquired in 2012 in conjunction with the SHL acquisition.

SHL Talent Measurement Solutions Segment Impairment Indicator

In the third quarter of 2013, we identified interim indicators of impairment for the SHL reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, management completed step one of the interim goodwill impairment analysis. The carrying value was approximately $600 million at September 30, 2013, including approximately $388 million of goodwill and approximately $269 million of amortizable intangible assets. The estimated fair value of the SHL Talent Measurement Solutions reporting unit exceeded its carrying value by approximately 1%.

Under the income approach, management used internally generated projected financial information which included revenue growth rates which reflect recent investments in the sales operations structure in this business. The near to mid-term EBITDA margins were also estimated to increase each year over the forecast period. The assumed discount rate utilized was 13.0%.

Under the market approach, management used an average of revenue and EBITDA multiples. The revenue multiples utilized by the Company were in a range of 2.75 to 3.25 times current and future period revenue estimates. The EBITDA multiples utilized were in a range of 10 to 12 times current and future period EBITDA estimates.

Liquidity and Capital Resources

Historically, cash flows generated from operating activities have been our primary source of liquidity. On July 2, 2012, in connection with the execution of the sale and purchase agreement related to the SHL acquisition, we entered into a senior secured credit agreement, which was subsequently amended and restated on July 18, 2012, on August 1, 2012, and again on August 2, 2013 (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facilities, the “Senior Secured Credit Facilities”). The Term Loan A Facility and the Revolving Credit Facility were scheduled to mature on August 2, 2017 and the Term Loan B Facility was scheduled to mature on August 2, 2019.

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, approximately $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under our prior senior unsecured credit facility which was terminated concurrently with the drawings under the Senior Secured Credit Facilities. In addition to the net proceeds from the Senior Secured Credit Facilities, we used approximately $121 million of our available cash on hand to pay the remainder of the SHL purchase price. We repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013.

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the credit agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at our option, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios. The annual interest rate on the Term A-1 Loans was 2.43% at September 30, 2013.

We had cash and cash equivalents of $77.8 million and $72.7 million at September 30, 2013 and December 31, 2012, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of CEB segment Contract Value growth and selective investments to expand our market presence and enhance technology. At September 30, 2013, available borrowings under the Revolving Credit Facility were approximately $193 million, which includes approximately $7 million reserved for outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $50 million of our cash is held by our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions. In the three months ended September 30, 2013, certain US Dollar cash accounts held by foreign subsidiaries were remeasured at the current exchange rate resulting in a $1.6 million loss reported in Interest income and other income.

Cash Flows

	Nine Months Ended September 30,
	2013	2012
Net cash flows provided by operating activities	$95,004	$77,329
Net cash flows used in investing activities	(34,251)	(676,124)
Net cash flows (used in) provided by financing activities	(54,614)	518,237

Historically, our primary uses of cash have been to fund acquisitions, capital expenditures, share repurchases, and dividend payments. With the Senior Secured Credit Facilities, our primary uses of cash also include debt service requirements.

Cash Flows from Operating Activities

Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities.

Net cash flows provided by operating activities were $95.0 million and $77.3 million in the nine months ended September 30, 2013 and 2012, respectively. The primary drivers of the year-over-year increase were a decrease in acquisition related costs of $14.3 million and an increase in customer collections of $8.4 million. These inflows were partially offset by an increase in cash tax payments of $9.2 million, increases in incentive payments for sales commissions and annual bonuses, and interest expense. The nine month period of 2013 includes the full year impact of SHL cash flows whereby 2012 includes the period from August 2, 2012, the date of acquisition, through September 30, 2012.

We made income tax payments of $36.8 million and $27.6 million in the nine months ended September 30, 2013 and 2012, respectively and expect to continue making tax payments in future periods. The increase in income tax payments was primarily due to the acquisition of SHL in August 2012.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $34.3 million and $676.1 million in the nine months ended September 30, 2013 and 2012, respectively. In 2013, we used $23.0 million for capital expenditures, primarily on the SHL integration and computer and network equipment to support infrastructure and headcount growth. We also made strategic investments of $11.2 million. In 2012, we utilized $669.5 million for acquisitions of businesses, which included a payment of $648.3 million for SHL, net of cash acquired of $5.7 million.

In February 2012, we completed the acquisition of Valtera. We acquired 100% of the equity interests of Valtera for a cash payment of $22.4 million, net of cash acquired of $1.9 million. The cash payment includes $4.7 million which was placed in escrow and held until March 13, 2013 at which point the funds were released to the sellers.

We estimate that capital expenditures to support our infrastructure will be between $29 million and $31 million in 2013. This includes approximately $7 million for tenant improvement allowances that are paid by the landlord directly to contractors and will not impact our cash flows.

Cash Flows from Financing Activities

Net cash flows used in financing activities in the nine months ended September 30, 2013 were $54.6 million. Net cash flows provided by financing activities in the nine months ended September 30, 2012 were $518.2 million. The primary use of cash in 2013 was $29.3 million used to repay amounts outstanding under our Senior Secured Credit Facilities. Additionally, we increased our quarterly dividend rate from $0.175 per share in 2012 to $0.225 per share in 2013. This resulted in a $5.1 million increase in dividend payments. We also used $2.8 million in the nine months ended September 30, 2013 to repurchase shares of our common stock pursuant to our stock repurchase program that was approved by the Board of Directors in February 2013. The primary source of cash in 2012 was the $555.0 million of proceeds from borrowings under the credit facilities that we entered into in connection with the SHL acquisition.

Commitments and Contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had a liability of $5.8 million at September 30, 2013 and December 31, 2012, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual Obligations

The following table summarizes our known contractual obligations at September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at September 30, 2013
	Total	YE 2013(1)	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Senior Secured Credit Facilities (2)	$596,965	$6,922	$27,340	$31,989	$36,449	$35,766	$458,499
Operating lease obligations	614,725	11,433	49,523	49,393	49,570	47,347	407,459
Deferred compensation liability	14,947	—	675	496	546	257	12,973
Purchase commitments	45,158	23,486	12,380	7,772	1,520	—	—

Total	$1,271,795	$41,841	$89,918	$89,650	$88,085	$83,370	$878,931

	Sublease Receipts by Period (In Thousands) at September 30, 2013
	Total	YE 2013(1)	YE 2014	YE 2015	YE 2016	YE 2017	Thereafter
Sublease receipts	$287,226	$3,569	$17,521	$20,171	$20,653	$21,597	$203,715

(1)	For the three months ended December 31, 2013.
(2)	Includes interest expense for the Term A-1 Loans calculated using variable interest rates at August 2, 2013 of 2.44%. We may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. The amounts presented in the tables above do not reflect any mandatory prepayments that we may be required to pay.

In September 2013, one of the subtenants of the CEB headquarters exercised their right under the sublease to acquire an additional 32,000 square feet of office space. This expansion period begins in October 2014 and will co-terminate with the subtenants other sub-leases in January 2028. We will receive an additional $21.5 million over the duration of the sublease.

Operating lease obligations include scheduled rent escalations. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $7.8 million.

Off-Balance Sheet Arrangements

At September 30, 2013 and December 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL brand; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment; our potential inability to make, integrate and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments including our acquisition of SHL, the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; and our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy (including sequestration under the Budget Control Act of 2011) and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of our 2012 Annual Report on Form 10-K, as filed with the SEC on March 1, 2013, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item  7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. There were no material changes during the quarter ended September 30, 2013 to the information included in “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
July 1, 2013 to July 31, 2013(1)	268	$66.67	—	$47,250,514
August 1, 2013 to August 31, 2013(1)	1,009	$68.31	—	$47,250,514
September 1, 2013 to September 30, 2013(1)	47	$69.38	—	$47,250,514

Total	1,324	$68.01	—

(1)	Represents shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)	On February 5, 2013, our Board of Directors approved a $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 7, 2013, the Board of Directors declared a fourth quarter cash dividend of $0.225 per share. The dividend is payable on December 31, 2013 to stockholders of record at the close of business on December  13, 2013. The Company funds its dividend payments with cash on hand and cash generated from operations.

Item  6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

10.1	Amendment No. 3 to the Credit Agreement, dated as of August 2, 2013, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2013.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: November 12, 2013	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

10.1	Amendment No. 3 to the Credit Agreement, dated as of August 2, 2013, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2013.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith