Form 10-K
period 2013-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2014-03-03
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,368,323,000*.

There were 33,633,180 shares of the registrant’s common stock outstanding at February 24, 2014.

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the registrant’s Proxy Statement relating to its 2014 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

THE CORPORATE EXECUTIVE BOARD COMPANY

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements using words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions are intended to identify forward-looking statements. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies, and objectives of management for future operations, any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the impact of the SHL acquisition and related debt financing on our future business, operating results or financial condition, including our liquidity and capital resources; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the US Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others:

•	our dependence on renewals of our membership-based services,

•	the sale of additional programs to existing members and our ability to attract new members,

•	our potential failure to adapt to changing member needs and demands,

•	our potential failure to develop and sell, or expand sales markets for SHL Talent Measurement tools and services,

•	our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues,

•	fluctuations in operating results,

•	our potential inability to protect our intellectual property rights,

•	our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data,

•	potential confusion about our rebranding, including our integration of the SHL Talent Measurement brand,

•	our potential exposure to loss of revenue resulting from our unconditional service guarantee,

•	exposure to litigation related to our content,

•	various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets,

•	changes in estimates, assumptions, or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment,

•	our potential inability to make, integrate and maintain acquisitions and investments,

•	the amount and timing of the benefits expected from acquisitions and investments, including our acquisition of SHL,

•	the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results,

•	our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future,

•	our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations,

•	our potential inability to effectively anticipate, plan for, and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy (including sequestration under the Budget Control Act of 2011), and possible volatility of our stock price.

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

When we use the terms “Company,” “CEB,” “we,” “us,” and “our” in this Annual Report on Form 10-K, we mean The Corporate Executive Board Company, a Delaware corporation, and its consolidated subsidiaries.

Part I

Item 1.	Business.

Our Company

CEB (NYSE: CEB) is a leading member-based advisory company that equips senior executives and their teams with insight and actionable solutions to drive corporate performance. Our mission is to unlock the potential of organizations and leaders by advancing the science and practice of management. We do this by combining the best practices of thousands of member companies with our proprietary research methodologies, benchmarking assets, and human capital analytics.

With our acquisition of SHL Group Holdings I and its subsidiaries (“SHL”) in August 2012, we operate through two reporting segments:

•	CEB is our historical fixed-fee annual subscription model for membership programs. CEB also provides a suite of professional services, including best practice implementation, training, and survey and diagnostic tools.

•	SHL Talent Measurement provides technology-enabled subscription and engagement-based talent assessment and management services.

These operating assets enable us to combine our best practices, insights, and data from our membership programs with SHL Talent Measurement assessments, predictive analytics, and robust technology platforms. This combination increases our capabilities for helping clients manage talent, transform operations, and reduce risk. Over time, our member network and data sets grow and strengthen the impact of our products and services for our customers. The SHL Talent Measurement products deliver rich data, analytics, and insights for assessing and managing employees and applicants, and position clients to achieve better business results through enhanced intelligence for talent and key decision-making processes – from hiring and recruiting, to employee development and succession planning.

Our Segments

Our CEB segment provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. This includes our membership programs for senior executives and their teams to drive corporate performance by identifying and building on the proven best practices of the world’s best companies. Our membership programs deliver comprehensive research and advisory services that align with executive leadership roles and enable members to focus efforts to address emerging and recurring business challenges efficiently and effectively. Our member network is integral to our business. Close relationships with our members provide us with the business insights, solutions, and analytics that we use to support executives and professionals during their careers. The CEB segment also includes the operations of Personnel Decisions Research Institutes, Inc. (“PDRI”), which was acquired with our acquisition of SHL. PDRI is a service provider of customized personnel assessment and performance management tools and services primarily to various agencies of the US government and also to commercial enterprises.

Our SHL Talent Measurement segment, which includes the operations of SHL (other than PDRI), provides cloud-based solutions for talent assessment and decision support as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement provides assessments that assist customers in determining potential candidates for employment and developing existing employees as well as consulting services that help maximize the utility of assessment data.

Who We Serve

We serve executives and professionals in corporate functions at large corporate and middle market institutions in more than 100 countries. The corporate functions, which we consider our primary markets within the CEB segment are: Human Resources, Finance, Strategy and Operations, Legal and Compliance, Sales and Marketing, and Technology. The SHL Talent Measurement segment focuses primarily on the Human Resources function and increasingly markets its services to other corporate functions.

At December 31, 2013, our member network included approximately 85% of the Fortune 500, half of the Dow Jones Asian Titans, and nearly 85% of the FTSE 100. It spans more than 100 countries, 10,000 individual organizations, and 15,000 business professionals.

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

Our Products and Services

We use our differentiated operating model to help senior executives and their teams drive corporate performance by equipping them with the actionable insights, analytic tools, and advisory support they need to address recurring business challenges and improve results.

We sell a unique combination of resources to address business challenges:

•	Best Practices and Decision Support. Our CEB segment helps our members set direction for their team, function, and company by providing performance insights, benchmarks, and best practices. Through our proprietary research, we identify key economic leverage points and isolate high return-on-investment solutions for members to implement. We offer multiple memberships that align with functional and key industry leadership roles. We deliver our research through various channels, including Web-based resources, interactive workshops, live meetings, and published studies. In addition to the best practices, we create and maintain benchmarking assets with information from executives across industries covering information such as organizational structures, costs and productivity, as well as customer experience and service quality. We draw on our expansive executive network to provide our members with insight into their function, how their performance compares to benchmarks, and how to improve outcomes. We also provide members with networking opportunities, including through online peer discussion groups, on-request advice, feedback, and other peer interaction at both in-person and virtual events.

•	Integrated Talent Management Services. We help organizations select, engage, and align their organizational talent against corporate objectives, as well as develop workshops and technical training that enhance the potential of emerging leaders and their teams.

1.	Our SHL Talent Measurement segment assessment and development solutions help companies manage human capital investments. These offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations and generally are implemented as pre-hire or post-hire applications. These tools and services use science and data to develop talent strategies for clients that are linked to business results.

2.	Our CEB segment provides proprietary executive education curriculum supported by e-learning resources for members seeking to enhance skill development for their staff. The curriculum may include skills diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty. The CEB segment also provides workforce surveys and employee analytics which are customized solutions that benchmark engagement, identify risk areas, and uncover new ways to keep employees engaged and productive.

•	Management Tools and Solutions. Our CEB segment helps organizations secure performance gains through consulting and technology. We deliver a suite of professional services, including best practice implementation, training, and survey and diagnostic tools. We offer targeted survey and diagnostic technology to aid members in assessing the performance of their functions, processes, and teams. For certain of the best practices that we identify, we provide additional implementation support to members seeking to improve their functional performance.

Our Business Strategy

Our strategy is to sell our cross-industry products and services to a global customer set of large corporate and middle market institutions. We intend to build on our existing foundation by deepening existing member relationships through renewals and cross-sales; leveraging opportunities in growth markets; and increasing our focus on talent management products through new product development. We intend to continue this strategy through the following efforts:

•	Continuing to reinvent the development and delivery of management insight. We seek to deliver business value through insightful content and support. Our products and services reflect an informed perspective on the critical workflows of senior executives and their teams and are designed to achieve business value by increasing economic growth, managing costs, mitigating risk, and transforming functional operations. In 2014, we will continue creating uniquely valuable content, linking it to member workflow through people, technology and tools, and measuring the value that we create for our member companies.

•	Leading the Analytic Transformation of Talent Management. From our interactions with thousands of senior executives across all functional disciplines, we have found that the management of talent has emerged as a critical driver of corporate performance and that companies are beginning to manage talent with the same rigor applied to other corporate assets. As a global provider of human capital analytics, we seek to transform how companies make talent decisions by combining our best practices research and insights in human resources with our talent assessment services. In 2014, we intend to grow relationships with new and existing clients by further enhancing our current service offerings, continuing to develop a strong new product pipeline with increased emphasis on the management of human capital.

•	Expanding the Frontier of our Brand and Impact. We aspire to be the preferred source of guidance and advice for senior executives seeking to improve organizational performance. We develop or acquire compelling, “must have” content in our product domains, so that executives in our targeted functions will regularly seek our counsel and support for global impact. In 2014, we intend to continue demonstrating the increasing business value of engaging with CEB, which will further amplify our global brand.

•	Laying the Foundations for Future Growth. We look to build a world-class CEB team by creating a home for engaging work and compelling careers. We also look for opportunities to support and enable our staff training and tools that help them become more productive. In 2014, we intend to continue building a world-class CEB team and investing in firm-level infrastructure to support and enable CEB talent.

Our Pricing

We believe that we offer a cost-effective alternative to traditional professional, information, and advisory services. For the majority of the CEB segment products and services, membership is for one year, with an annual subscription that is typically payable at the beginning of the contract term. Member subscription price varies by program and may be further adjusted based on a member’s revenue or headcount. We offer discounted pricing schedules and modified terms for members that purchase a large number of memberships. In 2013, no member or client accounted for more than 0.5% of consolidated revenue. Most CEB segment products and services offer a service guarantee, which allows members to request a refund of the fee in the event that they terminate their membership prior to the completion of their membership term. Under the service guarantee, refunds are provided on a pro-rata basis relative to the remaining membership term.

Certain of our products, such as our SHL Talent Measurement products, have pricing models that are different from our membership products and services:

•	Talent measurement and management solutions provide selection and assessment services to help organizations enhance employee performance, development, and engagement. For clients seeking long-term and/or high volume assessment solutions and monitoring, we provide contracted service subscriptions. For clients seeking more customized assessment services, deployment, or consultation, we provide engagement-specific pricing options.

•	Management tools and solutions product offerings provide customized survey and diagnostic tools, best practice implementation, and executive education to companies seeking premium service support. Generally, these elements are available on a customized fee basis, reflecting the client needs, engagement duration, and required service support. Our executive education offerings provide access, for an annual per-participant fee, to training and development services that may include skills diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty.

•	PDRI performs consulting services, typically on long-term contracts, predominately serving the US government with growing commercial enterprise presence. The PDRI contracts vary between fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort.

Our Competition

We compete in the broad advisory services industry, which is a highly competitive industry. We believe that the factors that differentiate us from our competitors include the quality, diversity, and size of our client base and related member network; quality of research and analysis; effectiveness of service and advice; price; breadth, depth, and accessibility of data assets; range and scope of product and service offerings; brand; and employees. We believe that we provide members and clients with significant value at a lower cost than either an internal research effort or an external consulting contract.

Notwithstanding these factors we compete with companies that offer customized information and professional service products, such as traditional consulting firms; benchmarking firms; talent screening and assessment providers; background screening companies; recruitment process outsource services firms; executive search and leadership training providers; market research and data analytics firms; training and development firms; trade associations, nonprofit organizations, and research and database companies, as well as providers of free content over the internet and through other delivery channels. We also compete against new entrants from the software as a service (“SaaS”) or data analytics industries, as well as against developing technologies such as social media, business intelligence software, and workflow software. These companies offer a variety of products and services, including market research, performance data, analysis, implementation services, employee surveys, talent assessments, networking opportunities, and educational programs.

Many of our competitors are significantly larger than CEB, have greater resources, and have the ability to grow and make transformative moves in the marketplace for advisory services and human capital management solutions. We believe these competitors, in general, charge more for their products and services than we do or offer limited breadth across products, job roles or geographies. We also compete against entities such as trade associations, nonprofit organizations, research and database companies, as well as providers of free content over the Internet and through other delivery channels. We believe that these competitors offer less detailed, less trusted and/or lower-priced research, data or advice, and fewer networking opportunities and educational services. Our direct competitors generally compete with us in a single decision support center, a single corporate function (e.g., information technology), and/or in a specific industry.

In February 2014, we extended the collaboration agreement with The Advisory Board Company to enhance services to members and explore new product development opportunities. To advance these efforts, which require the companies to share proprietary information related to best practices products and services, the agreement includes a limited non-competition provision.

Our Employees

We employ individuals from top undergraduate and graduate programs, as well as experienced talent from outside CEB, who often have functional, industry, academic, industrial or organizational psychology, or consulting expertise. Our success depends on our ability to attract, develop, engage, and retain outstanding talent, including in both our commercial and research functions. We believe that we offer compelling career paths, opportunities for professional development, and competitive compensation. We compete for employees with numerous information and professional services providers, many of which are significantly larger than we are and, we believe, have greater resources than we do. At December 31, 2013, we employed approximately 3,900 staff members.

We believe that our relations with our employees remain favorable. We continue to enhance our communications, professional development, performance management, recruiting, and on-boarding protocols in an effort to attract and retain talent with the capabilities required to perform effectively in light of increasing geographic, market, role, and product diversity.

Our Sales and Marketing Efforts

We sell our products, services, and assessments in more than 100 countries. We generally sell our membership products and services as a package, which enables executives and professionals to obtain the greatest value from the products and services, as well as from our global member network. Our talent measurement and management solutions are sold as subscription services for most clients, who require long-term assessment support, but they also can be customized to reflect the unique needs of clients. Our premium professional services generally are sold as separate engagements to more specifically address the timing and service delivery needs of our client base. Our commercial structure simplifies the member interface, improves sales team understanding of member needs, enhances our sales roles, and facilitates focus on our large company members. This structural model, which aligns with member preferences and is supported by continued investments in our technology platforms, has improved member loyalty, existing account growth, new account acquisitions, and sales team efficiency.

In 2013, we completed the re-branding of the CEB segment programs and service offerings to align branding across the corporate functions we serve. We also completed the process of integrating the brand of the SHL Talent Measurement-related products and services in order to operate with a unified brand strategy.

Financial Information on Geographic Areas

For information regarding revenue related to our operations in the United States and foreign countries, see Note 20 to our consolidated financial statements.

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

Available Information

We make available, free of charge, on or through the investor relations section of our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee) and Code of Conduct for Officers, Directors and Employees also are available at that same location on our Website.

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

We may fail to continue to effectively develop, validate, support, and sell talent acquisition and talent mobility tools and services in our SHL Talent Measurement business or extend our sales of those tools and services to new markets and geographies.

Our SHL Talent Measurement business develops, validates, supports, and sells talent acquisition and talent mobility tools and services for pre-hire testing and post-hire employee development. These tools and services are based on the use of science and data to develop a talent strategy for clients that is linked to business results. Revenue growth in the SHL Talent Measurement segment depends on our expertise, our ability to continue to develop predictive assessment intellectual property, our cloud-based SaaS platform, our proprietary database, our ability to measure results, and a continuing and growing interest in managing talent through analytics specifically and in human capital management generally. Failure to maintain our expertise, develop additional and validated predictive assessment and measurement tools, extend the adoption of SaaS and SaaS-related efforts as a mechanism for delivering our SHL Talent Measurement products and services, expand our proprietary database, demonstrate success, or a slowing or uneven interest in managing talent through analytics either in our existing or developing markets, could materially and adversely affect our operating results.

We may not compete successfully and, as a result, may experience reduced or limited demand for our programs, products, and services.

The broad advisory services industry, as well as the human capital management sector, we operate in is a highly competitive industry with low barriers to entry; numerous substitute products and services; shifting strategies and market positions including consolidation; many differentiators; and large global providers. We generally compete against traditional consulting firms, benchmarking firms, research and data analytics firms, training and development firms, trade associations, nonprofit organizations, and research and database companies, as well as providers of free content over the Internet and through other delivery channels. Many of our competitors are significantly larger than we are, have greater resources, and have the ability to grow and make transformative moves in the marketplace for advisory services and human capital management solutions. We also compete against new entrants from the SaaS or data analytics industries, as well as against developing technologies such as social media, business intelligence software, and workflow software. To compete successfully and achieve our growth targets, we must successfully serve new and existing members with current products and services while developing and investing in new and competitive products and services for US and international members. Our failure to compete effectively with our competitors, both in terms of the quality and scope of our products and services, and in terms of price, could materially and adversely affect our operating results and future growth.

We may not compete successfully and, as a result, may experience reduced or limited demand for our talent acquisition and talent mobility tools and services.

The talent acquisition and talent mobility business, which is within the larger human capital management industry, is a highly competitive and developing industry with numerous specialists. Our SHL Talent Measurement segment generally competes against role- or geographic-focused assessment companies, SaaS providers, professional/consulting services, and data analytics firms. To compete successfully and achieve our growth targets for the SHL Talent Measurement segment, we must continue to support and develop science-based assessment and analytics solutions; maintain and grow our proprietary database; deliver demonstrable return on investment to clients; support our products and services globally; support our cloud-based technology; and continue to provide consulting and training to support our assessment products. Our failure to compete effectively with our competitors could adversely affect our operating results and future growth.

We may be unable to protect our intellectual property.

Our success is dependent on our intellectual property, which is the foundation for our products, services, and assessment products. We rely on a combination of internal controls, contractual arrangements, and legal protections to protect our proprietary rights in our products and services. We cannot assure that the steps we have taken to protect our intellectual property rights will be adequate to deter negligent or intentional misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized use and take timely and effective steps to enforce our rights, particularly as we expand our business to new geographies, where the legal and regulatory framework related to the protection of intellectual property may be less robust than in the United States and Europe. If substantial and material unauthorized use of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights, and we might not prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our programs, products, services, or talent acquisition and talent mobility tools could be adversely affected. In addition, we may be subject to infringement claims as we become more well-known to non-practicing entities, sometimes referred to as patent trolls, or to competitors, that assert patents against other entities.

We may be exposed to litigation.

As a publisher and distributor of original research, analysis, and surveys; a user of third-party content; an on-line content provider through our products and services; and a developer and provider of talent acquisition and talent mobility tools, we face potential liability for trademark and copyright infringement, discriminatory impact, and other claims based on our products and services. Any such litigation, regardless of the merits and whether or not resulting in a judgment against us, could subject us to reputational harm and have a materially adverse effect on our operating results. In addition, certain of our measurement and assessment products may carry risks of litigation for claims of non-compliance with employment laws related to hiring and promotion. To the extent clients choose not to purchase these products, or to the extent these claims are successful, these obligations could adversely affect our operating results.

We may experience confusion about our brand.

Market perceptions of our brand affect our reputation in the marketplace and our ability to attract and retain members and clients. In 2012, we rebranded CEB, which involved changing our master brand as well as several of our sub-brands for specific lines of business and offerings across both the parent company and some subsidiaries. In 2013, we integrated the brand of the SHL Talent Measurement-related products and services in order to operate with a unified brand strategy. We are continuing our brand management efforts in 2014. If our members and clients, or prospective members or clients, are confused by our brand strategy, or if we do not effectively transfer brand equity from our legacy brands, or if our efforts to extend our brand equity from these various brands into existing or target markets are unsuccessful, our operating results and future growth could be adversely affected.

Continuing uncertainty in the global economy, including in Europe and emerging markets, as well as the current political situation in the United States, including the US Federal government spending cuts, could adversely impact our business, operating results, financial condition, and liquidity.

Continuing global economic uncertainty, including in Europe and emerging markets, as well as the current political situation in the United States, could materially and adversely affect our business, operating results, financial condition, and liquidity. These conditions also could materially and adversely impact our existing and prospective members and clients, vendors, business partners, and growth prospects. If we are unable to successfully anticipate or adapt to uncertain or changing economic, financial, market, and government conditions, we may be unable to effectively plan for and respond to these changes, and our business could be materially and adversely affected. While we market and sell our products and services throughout the year, a significant percentage of our new business and renewal bookings within CEB historically have taken place in the first and fourth quarters of the year. Significant economic uncertainty or political dysfunction during these time periods could have a disproportionately adverse effect on our current and future operating results. In addition, slowing growth in certain markets could reduce the overall demand for professional information services and human capital management resources as global companies and government entities continue to manage purchasing, departmental budgets, company-wide discretionary spending; and reduce or manage their focus on talent management solutions.

Products, services, and solutions to address talent management considerations account for a significant portion of our revenue, and a shift in demand away from talent management considerations could adversely affect our business, operating results, financial condition, and liquidity.

With the acquisition of SHL in 2012, and other smaller acquisitions and our existing business, a significant portion of our revenue results from our product, services, and solutions that address a range of talent management considerations. The part of our business that focuses on talent management is affected by the level of business activity of our members as well as the level of economic activity in the industries and markets these members serve. Economic downturns in certain segments may cause reductions in technology and discretionary spending by our members, which may result in reductions in the growth of new business for our products and services as well as reductions in existing business. In addition, the enacting of the new health insurance law in the United States may cause our members and potential members to shift spending from our talent management products to products that address their compliance requirements concerning health care.

We are subject to a number of risks as a US government contractor, which could harm our reputation, result in fines or penalties against us and/or adversely impact our financial condition.

Our PDRI products, as well as our membership products tailored for the public sector, provide services to US government agencies and therefore expose us to risks and added costs associated with government contracting, as well as risks of doing business with the federal government more generally. Our failure to comply with applicable laws and regulations could result in contract terminations, suspension or debarment from contracting with the US government, civil fines and damages, and criminal prosecution and penalties, any of which could cause our actual operating results to differ materially from those anticipated. In addition, the ongoing impact of sequestration and the possibility of further sequestration under the Budget Control Act of 2011 or other dysfunction could result in contract terminations and slowing sales, which could adversely affect our operating results.

US government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit our US government contracts and contractors’ administration processes and systems. An unfavorable outcome to an audit by the DCAA or another agency could cause our operating results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the US government. In addition, we would suffer serious harm to our reputation if allegations of impropriety were made against us. Each of these factors could cause actual operating results to differ materially from those anticipated. In addition, a reduction in overall government spending could adversely affect our operating results.

Risks related to our operations

Our acquisition of SHL, as well as our other smaller acquisitions, involve risks that differ from or are in addition to those faced by our CEB operations; and the SHL acquisition, as well as our smaller acquisitions, may not achieve their anticipated results.

In acquiring SHL, we expected that we would be able to realize various benefits, including, among other things, new product development and product enhancements, cross-selling and revenue enhancement opportunities, geographic expansion, cost savings, and operating efficiencies.

The SHL acquisition brings us capabilities and intellectual properties that address gaps in member and client needs and workflows in the human capital management sector. The acquisition involved financial, operational, human resources, business, legal, and regulatory risks that differ from or are in addition to those faced by our ongoing operations, including difficulties in accurately valuing the SHL business; difficulties and costs of integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of SHL; difficulties achieving the target synergies, efficiencies, and cost savings; more cyclicality than exists in our CEB products and services; failure to retain key personnel and members; entry into and ongoing management of new geographical or product markets; exposure under acquisition-related agreements; the diversion of financial and management resources; the integration of a different set of products and services into our existing operations; and the integration of a new business segment while we are continuing to operate our existing business. As a result, we may not be able to achieve the expected benefits of the SHL acquisition, which could adversely affect our operating results and future growth. The SHL acquisition involved additional costs and has resulted in increased debt. It could also result in adverse tax consequences, additional share-based compensation expense, and the recording of amortization of amounts related to purchased intangible assets, any of which could adversely impact our operating results.

We are continuing to integrate the operations of SHL into our business and we may be unable to do so in the manner expected.

Our ability to achieve the anticipated benefits of the SHL acquisition is subject to a number of uncertainties, including whether SHL can be integrated in an efficient, effective, and timely manner with our historical business. It is possible that the integration process, which is continuing in 2014, could result in the loss of valuable employees; brand confusion; reduced employee morale and engagement; the disruption of our businesses, processes, and systems; and inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements; any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition as and when expected or at all. We may have difficulty effectively addressing possible differences in corporate cultures and management philosophies between the historical CEB business and the SHL business. In January 2011, SHL acquired PreVisor Inc., and the integration of that business could continue to affect the timing, efficiency, and effectiveness of our integration of the broader SHL business. In 2013, we integrated certain CEB Valtera products into our SHL Talent Measurement segment, and the integration of that business, which we acquired in 2012, could in turn affect the timing, efficiency, and effectiveness of our integration of the broader SHL business as well as the CEB Valtera business. In addition, we are continuing to integrate information technology platforms, systems, and processes, and the IT integration may be more expensive and more difficult than we anticipated. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenue and efficiencies from the SHL acquisition and could adversely affect our operating results and future growth.

Our international operations, which increased significantly with our acquisition of SHL, involve special risks.

Although we have had operations outside of the United States for a number of years, our acquisition of SHL significantly expanded our non-US operations. We expect to continue our international expansion, and our international revenue is expected to account for an increasing portion of our revenue in the future.

Our international operations, particularly with the ongoing integration of SHL, involve risks that differ from or are in addition to those faced by our US operations, including:

•	difficulties in developing products, services, and technology tailored to the needs of members and clients around the world, including in emerging markets;

•	difficulties in serving members and clients around the world, including in emerging markets;

•	different employment laws and rules and related social and cultural factors that could result in cyclical fluctuations in use and revenue;

•	reliance on distributors and other third parties for sales and support of our SHL Talent Measurement products;

•	cultural and language differences;

•	limited recognition of the “CEB” and “SHL Talent Measurement” brands and efforts related to re-branding;

•	different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, and trade sanctions, and other barriers to conducting business;

•	greater difficulties in managing our operations outside of the United States;

•	different or less stable political, operating, and economic environments and market fluctuations;

•	civil disturbances or other catastrophic events that reduce business activity;

•	higher operating costs;

•	lower operating margins;

•	differing accounting principles and standards;

•	currency fluctuations between the US dollar and foreign currencies that could adversely affect financial and operating results; and

•	restrictions on or adverse tax consequences from the repatriation of earnings, trapped foreign losses, and entity management efforts.

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

Changes to privacy and data protection rules and regulations may make compliance more complex and challenging. Such changes could increase the cost of compliance, which could lower the margins or profitability of our business. Our failure to comply with or implement processes in this area could result in legal liability, impairment to our reputation in the global marketplace, or added considerations around commercial activity. Additionally, regulations frequently allow for the imposition of substantial fines and penalties, thereby creating a greater risk of significant financial impact should we fail to comply.

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

CEB delivers its programs, products, and services to members and clients primarily through online means. We have implemented plans and procedures to address service interruptions in each of our product infrastructures. However, we could experience natural disasters, power loss, cyber-attacks, operator error, or similar events, which could cause an interruption in service or damage to our facilities and/or data. Our disaster recovery and business continuity plans and procedures may address many of the potential service interruptions, but these safeguards may not be adequate to prevent interruptions from certain causes or unforeseen types of events. Such service interruptions could prevent us from providing services to our members and clients or cause us to violate service level agreements with our members, which could adversely affect our ability to retain existing members and clients and attract new members and clients.

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our operating results.

In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, as discussed in Note 2 to our consolidated financial statements, we make certain estimates, including decisions related to revenue recognition, income taxes, and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our operating results.

If there are any material weaknesses in disclosure controls and procedures or internal control over financial reporting of SHL, this could adversely impact our ability to provide timely and accurate financial information and other material public disclosures.

Our acquisition of SHL significantly expanded our business operations. While we had completed numerous acquisitions in the past, the SHL acquisition was significantly larger than any of those prior acquisitions. Accordingly, SHL has a more significant impact on our business, operating results, and financial condition.

The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. While we have made every effort to thoroughly understand SHL’s processes, our integration and evaluation of those processes is ongoing, and there can be no assurance that we will not encounter operational and financial reporting difficulties impacting our controls and procedures as we continue to integrate the SHL business. As a result, and particularly in light of the broad geographic scope of the SHL business and the fact that SHL was not a public reporting company in the United States subject to the rules and regulations of the Securities and Exchange Commission or the listing requirements of the New York Stock Exchange, we may be required to modify our disclosure controls and procedures or our internal control over financial reporting to accommodate the acquired operations, and we may also be required to remediate any material weaknesses or deficiencies that we may discover at SHL, which was included in our internal control testing in 2013 for the first time. Our review and evaluation of disclosure controls and procedures and internal control over financial reporting of SHL will take time and require additional expense. In addition, if they are not effective on a timely basis, this could adversely affect our business, as well as our ability to provide timely and accurate financial information or other material public information. This also could adversely affect investors’ and the market’s perception of our company.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. The net carrying value of goodwill and intangible assets recorded in acquisitions was $442.8 million and $309.7 million, respectively, at December 31, 2013 and represented 32% and 22%, respectively, of our total assets of $1.4 billion.

We apply a fair value test to evaluate goodwill for impairment annually, in the fourth quarter of each year, and between these periods if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. The potential for goodwill impairment is increased during a period of economic uncertainty or following a significant acquisition, such as the acquisition of SHL. To the extent we acquire a company at a negotiated price that reflects, at least in part, anticipated future performance, subsequent market conditions may result in the acquired business performing at a lower level than was anticipated at the time of the acquisition. Any of these changes would reduce our operating results and could cause the market price of our common stock to decline. A slowing recovery in the United States and Europe, and continuing slowing growth in the global economy may result in declining performance that would require us to examine our goodwill for potential additional impairment.

In carrying out a test for potential impairment, when available and as appropriate, we use a comparison between our estimate of fair value using discounted cash flows (the income approach) and market multiples derived from a set of companies with comparable market characteristics (a market approach). Impairment assessment inherently involves management judgments as to the assumptions used to project amounts included in the valuation process and as to anticipated future market conditions and their potential effect on future performance. Changes in assumptions or estimates can materially affect the determination of fair value, and assumptions and estimates are subject to risks and uncertainties, including many over which we have little or no control. If we determine, based on our assumptions, judgments, estimates and projections, that no impairment exists at a specific date, and if future events turn out to be materially less favorable than what we assumed or estimated in assessing fair value when we tested for impairment, we may be required at a future date (either as part of a subsequent annual evaluation or on an interim basis) to re-evaluate fair value and to recognize an impairment at that time and write down the carrying value of our goodwill and/or intangible assets.

In the third quarter of 2013, we identified interim indicators of impairment for the SHL Talent Measurement reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Following identification of the interim impairment indicators and Step 1 of the interim impairment analysis, the estimated fair value of the SHL Talent Measurement reporting unit exceeded its carrying value by approximately 1%. The estimate of fair value is based on information available at the date of the assessment, which incorporates our assumptions about expected revenue and future cash flows and available market information for comparable companies. Also, as a result of interim goodwill impairment analysis, we recorded a $22.6 million after-tax goodwill impairment loss for the PDRI reporting unit in the third quarter of 2013, which is included in the CEB segment, providing services to the United States government.

These reporting units remains at risk for impairment if the projected operating results are not met and/or, there is an increase in interest rates, or a decrease in the market multiples of the comparable company set used for purposes of our impairment testing. In addition, any further decline in PDRI’s performance resulting from further budget cuts by the US Federal government may put PDRI’s goodwill and intangible assets at risk for future impairment.

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

We are subject to foreign currency risk.

We serve executives and professionals in more than 100 countries around the world. In 2013, approximately 40% of our total revenue was generated outside of the United States. Such amounts are collected in local currency and the US dollar. Prices for CEB segment programs, products, and services currently are denominated primarily in US dollars, even when sold outside the United States, although we began offering foreign currency billing to certain members outside of the United States in 2012. Prices for SHL Talent Measurement tools and services are primarily denominated in the local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the US dollar, which could affect our results of operations.

To date, we use forward contracts, primarily cash flow hedging instruments, to mitigate a portion of these risks related to the CEB segment operations in the United Kingdom. The maximum length of time of these hedging contracts is 12 months. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, they only partially offset any adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, especially if these changes are extreme and occur over a short period of time.

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our Senior Secured Credit Facilities.

Our total consolidated debt at December 31, 2013 was $516 million, consisting of the Term Loan A-1 Facility. In addition, we had $192.5 million of undrawn availability under the Revolving Credit Facility (after reduction of availability to cover $7.5 million of outstanding letters of credit) at December 31, 2013.

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

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility for a notional amount of $273.6 million at December 31, 2013. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk.

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

In addition, the Senior Secured Credit Facilities include financial covenants that subject us to a maximum net leverage ratio.

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

Risks related to our people

We may be unable to retain key personnel, recruit highly skilled management and employees, or effectively plan for succession.

Our continued and future success depends on our ability to retain key personnel, including senior leaders, skilled sales and research personnel, and the more than 200 industrial and organizational psychologists who are a critical component of our SHL Talent Measurement business; and to hire, train, and retain highly skilled management and employees. We experience competition for our personnel from competitors and other businesses wherever we do business. In addition, current and prospective employees may experience uncertainty about their roles as a result of the SHL acquisition. In an effort to reduce risk, we continue to work to clarify roles and responsibilities in the expanded organization, and we also have employer protection agreements with senior staff that restrict them from competing with and soliciting employees from us following their employment. If we fail to retain key personnel, or to attract, train, and retain a sufficient number of highly skilled management and employees in the future, our operating results and future growth could be adversely affected, and the morale and productivity of our workforce in the near term could be disrupted.

Effective succession planning is also a key factor for our long-term success. Our failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to key employees could adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition, operating results, and prospects. If we fail to enable the effective transfer of knowledge and facilitate smooth transitions for key personnel, the operating results and future growth for our business could be adversely affected, and the morale and productivity of the workforce could be disrupted.

We rely on our executive officers, corporate leadership team, and the leaders of our geographic regions and departments for the success of our business.

We rely on our executive officers, our corporate leadership team, and the leaders of our geographic regions and departments to manage our operations. Given the range of our products and services, the scale of our operations, and our geographic scope, these executives and senior managers must have a thorough understanding of our product and service offerings and operations, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leaves and we cannot replace them with suitable candidates quickly or at all, or if members of our management team are not able to demonstrate the skills necessary in a global business, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale, and operating results.

We may be unable to extend and maintain our corporate culture, which is a critical part of our success.

We believe that a critical contributor to our success to date has been our corporate culture, which we believe fosters product innovation, teamwork, strong member support and service, and employee morale. As we expand, including from the integration of employees from businesses that we acquire, as well as by opening offices in new geographies, we may find it difficult to maintain important aspects of our corporate culture, which could adversely affect our ability to retain and recruit personnel and otherwise adversely affect our future success, business prospects, and client relationships.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters located in Arlington, Virginia consists of 625,000 square feet under a lease expiring in 2028. These facilities accommodate research, marketing and sales, information technology, administrative, and graphic and editorial services personnel. Our Arlington office serves as the principal location for our CEB segment operations. We also lease offices in 13 other locations throughout the United States and 7 offices internationally to support our CEB segment operations. Our SHL Talent Measurement segment principal offices are located in Thames Ditton, England. In addition, we lease 13 other offices throughout Europe, 6 in Asia, 6 in North America, 2 in Africa, and 4 in the Australia and Oceania region to support our SHL Talent Measurement segment operations. The terms of our leases generally contain provisions for rental and operating expense escalations. Our office leases have terms that expire between 2014 and 2028, exclusive of renewal options.

We believe that our existing and planned facilities are adequate for our current needs and additional facilities are available for lease to meet any future needs. We currently sublease approximately 362,000 square feet of our corporate headquarters to unaffiliated third parties that will expire between 2018 and 2028. In addition, one of the current subtenants exercised its option for an additional 29,000 square feet beginning in 2014. We also sublease approximately 27,000 square feet at two of our other facilities.

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

Market Information, Holders and Dividends

Since August 13, 2012, our common stock has been quoted on the New York Stock Exchange under the symbol “CEB.” Prior to that time, our common stock was quoted on the New York Stock Exchange under the symbol “EXBD.” At February 1, 2014, there were 39 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange and cash dividends declared and paid per common share.

	High	Low	Dividends Declared and Paid
2013

First quarter	$59.18	$47.77	$0.225
Second quarter	63.84	54.00	0.225
Third quarter	73.74	63.12	0.225
Fourth quarter	$78.59	$69.15	$0.225

2012

First quarter	$43.91	$35.39	$0.175
Second quarter	43.93	34.54	0.175
Third quarter	54.09	40.87	0.175
Fourth quarter	$54.38	$37.20	$0.175

We expect to continue paying regular quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In February 2014, the Board of Directors declared a first quarter 2014 cash dividend of $0.2625 per common share.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in 2013.

Issuer Purchases of Equity Securities

A summary of our share repurchase activity for the fourth quarter of 2013 is set forth below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans
October 1, 2013 to October 31, 2013 (1)	1,707	$73.19	—	$47,250,514
November 1, 2013 to November 30, 2013 (1)	3,922	72.69	—	47,250,514
December 1, 2013 to December 31, 2013 (1)	1,211	72.37	—	$47,250,514

Total	6,840	$72.76	—

(1)	Represents shares of common stock surrendered by employees to the Company to satisfy federal and state tax withholding obligations.

In February 2013, our Board of Directors approved a $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations.

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

Consolidated Statements of Operations Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per-share amounts)

Revenue
CEB segment	$634,302	$564,062	$484,663	$432,431	$436,562
SHL Talent Measurement segment	185,751	58,592	—	—	—

Total revenue	820,053	622,654	484,663	432,431	436,562
Operating profit (loss)
CEB segment	103,322	97,013	96,485	82,974	73,785
SHL Talent Measurement segment	(12,609)	(12,345)	—	—	—

Total operating profit	90,713	84,668	96,485	82,974	73,785
Other (expense) income, net
Interest income and other	(998)	1,834	372	3,140	6,246
Interest expense	(22,586)	(11,882)	(550)	—	—
Debt extinguishment costs	(6,691)	—	—	—	—

Other (expense) income, net	(30,275)	(10,048)	(178)	3,140	6,246
Income from continuing operations before provision for income taxes	60,438	74,620	96,307	86,114	80,031
Provision for income taxes	28,467	37,569	38,860	34,015	30,197

Income from continuing operations	31,971	37,051	57,447	52,099	49,834
Loss from discontinued operations, net of tax (1)	—	—	(4,792)	(11,736)	(4,205)

Net income	$31,971	$37,051	$52,655	$40,363	$45,629

Basic earnings (loss) per share	$0.95	$1.11	$1.55	$1.18	$1.34

Continuing operations	0.95	1.11	1.69	1.52	1.46
Discontinued operations	—	—	(0.14)	(0.34)	(0.12)

Diluted earnings (loss) per share	$0.94	$1.10	$1.53	$1.17	$1.33
Continuing operations	0.94	1.10	1.67	1.51	1.45
Discontinued operations	—	—	(0.14)	(0.34)	(0.12)

Weighted average shares outstanding
Basic	33,543	33,462	34,071	34,256	34,111
Diluted	33,943	33,821	34,419	34,553	34,293

Cash dividends declared and paid per common share	$0.90	$0.70	$0.60	$0.44	$0.74

Consolidated Balance Sheet Data

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents and marketable securities	$119,554	$72,699	$143,945	$123,462	$76,210
Total assets	1,383,675	1,322,249	533,692	510,149	423,195
Deferred revenue	416,367	365,747	284,935	251,200	222,053
Debt – long term	505,554	528,280	—	—	—
Total stockholders’ equity	$139,742	$115,502	$79,564	$82,816	$50,277

Non-GAAP Financial Measures (2)

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Adjusted revenue	$829,967	$639,788	$484,663	$432,431	$436,562
Adjusted EBITDA	$206,091	$174,189	$120,757	$110,058	$127,850
Adjusted EBITDA margin	24.8%	27.2%	24.9%	25.5%	29.3%
Adjusted net income	$105,383	$86,153	$64,317	$58,772	$70,098
Non-GAAP diluted earnings per share	$3.10	$2.55	$1.87	$1.70	$2.04

Other Operating Statistics (Unaudited)

	December 31,
	2013	2012	2011	2010	2009

CEB segment Contract Value (in thousands) (3)	$610,830	$561,823	$499,424	$447,051	$393,737
CEB segment member institutions	6,530	6,090	5,738	5,271	4,812
CEB segment Contract Value per member institution	$93,542	$92,252	$87,040	$84,808	$81,824
CEB segment Wallet retention rate (4)	97%	102%	100%	101%	73%
SHL Talent Measurement segment Wallet retention rate (5)	101%	97%	—	—	—

(1)	Loss from discontinued operations includes the operating results for Toolbox.com which was sold in December 2011.
(2)	See “Non-GAAP Financial Measures” below.
(3)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect at a given date, without regard to the remaining duration of any such agreement. CEB Contract Value does not include the impact of PDRI.
(4)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year CEB segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.
(5)	We define “SHL Talent Measurement segment Wallet retention rate,” at the end of the quarter on a constant currency basis, as the last current 12 months of total SHL Talent Measurement segment Adjusted revenue from prior year customers as a percentage of the prior 12 months of total SHL Talent Measurement segment Adjusted revenue.

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

“Non-GAAP Diluted Earnings per Share” refers to diluted earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; amortization of acquisition related intangibles; impairment loss; debt extinguishment; costs associated with exit activities; restructuring costs; and gain on acquisition.

We believe that these non-GAAP financial measures are relevant and useful supplemental information for evaluating our operating results as compared from period to period and as compared to our competitors. We use these non-GAAP financial measures for internal budgeting and other managerial purposes, when publicly providing our business outlook, and as a measurement for potential acquisitions. These non-GAAP financial measures are not defined in the same manner by all companies and therefore may not be comparable to other similar titled measures used by other companies.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenue	$820,053	$622,654	$484,663	$432,431	$436,562
Impact of the deferred revenue fair value adjustment	9,914	17,134	—	—	—

Adjusted revenue	$829,967	$639,788	$484,663	$432,431	$436,562

Adjusted EBITDA

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income	$31,971	$37,051	$52,655	$40,363	$45,629
Loss from discontinued operations, net of provision for income taxes	—	—	4,792	11,736	4,205

Income from continuing operations	31,971	37,051	57,447	52,099	49,834
Interest expense (income), net	22,337	10,834	(596)	(1,526)	(1,787)
Depreciation and amortization	60,087	37,858	16,928	18,039	19,533
Provision for income taxes	28,467	37,569	38,860	34,015	30,197
Impact of the deferred revenue fair value adjustment	9,914	17,134	—	—	—
Acquisition related costs	11,477	24,529	—	—	—
Share-based compensation	12,547	9,214	8,118	7,431	10,667
Impairment loss	22,600	—	—	—	—
Debt extinguishment costs	6,691	—	—	—	—
Costs associated with exit activities	—	—	—	—	11,518
Restructuring costs	—	—	—	—	8,568
Gain on acquisition	—	—	—	—	(680)

Adjusted EBITDA	$206,091	$174,189	$120,757	$110,058	$127,850

Adjusted EBITDA Margin	24.8%	27.2%	24.9%	25.5%	29.3%

Adjusted Net Income

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income	$31,971	$37,051	$52,655	$40,363	$45,629
Loss from discontinued operations, net of provision for income taxes	—	—	4,792	11,736	4,205

Income from continuing operations	31,971	37,051	57,447	52,099	49,834
Impact of the deferred revenue fair value adjustment (1)	7,193	12,474	—	—	—
Acquisition related costs (1)	7,500	18,427	—	—	—
Share-based compensation (1)	7,765	5,587	4,839	4,496	6,646
Amortization of acquisition related intangibles (1)	24,353	12,614	2,031	2,177	1,587
Impairment loss (2)	22,600	—	—	—	—
Debt extinguishment costs (1)	4,001	—	—	—	—
Costs associated with exit activities (1)	—	—	—	—	7,141
Restructuring costs (1)	—	—	—	—	5,312
Gain on acquisition (1)	—	—	—	—	(422)

Adjusted net income	$105,383	$86,153	$64,317	$58,772	$70,098

Non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2013	2012	2011	2010	2009
Diluted earnings per share	$0.94	$1.10	$1.53	$1.17	$1.33
Loss from discontinued operations, net of provision for income taxes	—	—	0.14	0.34	0.12

Diluted earnings per share from continuing operations	0.94	1.10	1.67	1.51	1.45
Impact of the deferred revenue fair value adjustment (1)	0.21	0.37	—	—	—
Acquisition related costs (1)	0.22	0.54	—	—	—
Share-based compensation (1)	0.23	0.16	0.14	0.13	0.19
Amortization of acquisition related intangibles (1)	0.72	0.38	0.06	0.06	0.05
Impairment loss (2)	0.66	—	—	—	—
Debt extinguishment costs (1)	0.12	—	—	—	—
Costs associated with exit activities (1)	—	—	—	—	0.20
Restructuring costs (1)	—	—	—	—	0.16
Gain on acquisition (1)	—	—	—	—	(0.01)

Non-GAAP diluted earnings per share (1)	$3.10	$2.55	$1.87	$1.70	$2.04

(1)	Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction. The following income tax rates were used: 27% in 2013 and 2012 for the deferred revenue fair value adjustment; 34% in 2013 and 25% in 2012 for acquisition related costs; 38% in 2013, 39% in 2012, 40% in 2011 and 2010, and 38% in 2009 for share-based compensation; 40% in 2013 for debt extinguishment costs; 30% in 2013, 31% in 2012, 40% in 2011, 41% in 2010, and 38% in 2009 for amortization of acquisition related intangibles; 38% in 2009 for costs associated with exit activities; 38% in 2009 for restructuring costs; and 38% in 2009 for gain on acquisition.
(2)	The $22.6 million goodwill impairment loss related to PDRI recognized in the three months ended September 30, 2013 was not deductible for income tax purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our audited annual consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. For additional information regarding forward-looking statements and risk factors, see “Forward-Looking Statements” and Item 1A. “Risk Factors.”

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

Business Overview

We are a leading member-based advisory company that equips senior executives and their teams with insight and actionable solutions to drive corporate performance. Our mission is to unlock the potential of organizations and leaders by advancing the science and practice of management. We do this by combining the best practices of thousands of member companies with our proprietary research methodologies, benchmarking assets, and human capital analytics.

As a result of the acquisition of SHL Group Holdings I and its subsidiaries (“SHL”) in August 2012, we operate through two reporting segments. The CEB segment includes the legacy CEB products and services provided to senior executives and their teams and Personnel Decisions Research Institutes, Inc. (“PDRI”), a subsidiary acquired as part of the SHL acquisition. PDRI provides customized personnel assessment tools and services to various agencies of the US government. The SHL Talent Measurement segment provides cloud-based solutions for talent assessment and talent mobility as well as professional services to support those solutions.

These operating assets enable us to combine our best practices, insights, and data from our membership programs with SHL Talent Measurement assessments, predictive analytics, and robust technology platforms. This combination increases our capabilities for helping clients manage talent, transform operations, and reduce risk. Over time, our member network and data sets grow and strengthen the impact of our products and services for our customers. The SHL Talent Measurement products deliver rich data, analytics, and insights for assessing and managing employees and applicants, and position clients to achieve better business results through enhanced intelligence on talent and key decision-making processes from hiring and recruiting, to employee development and succession planning.

CEB Segment

The CEB segment helps senior executives and their teams drive corporate performance by identifying and building on the proven best practices of the world’s best companies. We primarily deliver our products and services to a global client base through annual, fixed fee membership subscriptions. Billings attributable to memberships for our CEB products and services initially are recorded as deferred revenue and then are generally recognized on a pro-rata basis over the membership contract term, which typically is 12 months. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee.

Refunds are provided from the date of the refund request on a pro-rata basis relative to the remaining term of the membership.

Our membership subscriptions include continuous access to comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. To fully support our members, our products and services are offered across a wide range of industries and focus on several key corporate functions including: Human Resources, Finance, Strategy and Operations, Legal and Compliance, Sales and Marketing, and Technology. In addition to these corporate functions, the CEB segment serves operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making.

In addition to membership subscriptions, the CEB segment offers professional services to Human Resources and Sales executives. Human Resources based professional services address the entire employee life cycle, helping executives improve business performance by realizing the value and potential of their people. Sales based professional services assist our member companies with changing the way they engage customers to ensure greater success through sales management training, sales staff development and organizational alignment. The term of professional services engagements varies based on the depth of the service purchased and the size of the member organization.

SHL Talent Measurement Segment

The SHL Talent Measurement segment represents the acquired SHL business, excluding PDRI, and is a global provider of cloud-based solutions for talent assessment and decision support, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement primarily delivers assessments, consulting and training services. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments, delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments.

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

•	VSOE. We determine VSOE based on established pricing and discounting practices for the specific service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately.

•	TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately. Generally, our services contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitors’ selling prices are for similar offerings on a stand-alone basis. As a result, we generally have not been able to establish selling price based on TPE.

•	BESP. When unable to establish a selling price using VSOE or TPE, BESP is used in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for deliverables by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape, and pricing practices. BESP is the measure used to allocate arrangement consideration for the majority of multiple deliverable arrangements.

Our CEB segment generates the majority of its revenue from four primary service offerings: executive memberships, professional services, executive education, and services provided to the US government and its agencies by PDRI. Revenue is recognized as follows:

•	Executive membership revenue is primarily recognized on a ratable basis over the membership period, which is typically twelve months. In general, the majority of the deliverables within our memberships are consistently available throughout the membership period. Membership fees are billable, and revenue recognition begins, when a member agrees to the terms of the membership. The fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the membership period. These services are separated from the remainder of the membership and arrangement consideration is allocated based on VSOE, if available, or BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

•	Professional services revenue in the Human Resources sector is generally recognized ratably from the date services begin, which is primarily after the design of the service outputs, through the completion of the services. Professional services in the Sales sector is generally comprised of multiple element arrangements whereby arrangement consideration is allocated based on VSOE, if available, or BESP and revenue for each unit of accounting is generally recognized as services are completed.

•	Executive education revenue is recognized as services are completed. The service offering generally includes one or more classroom-based training or presentation events. If more than one delivery date is evident, arrangement consideration is allocated on a pro-rata basis and revenue is recognized on the delivery date of each event.

•	PDRI’s primary customer is the US government and its agencies. Additionally, PDRI is expanding into the commercial market and is a subcontractor to other companies supporting the US government. Agreements with customers are: fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort. Revenue from FFP projects is recognized based on costs incurred compared to estimated costs at completion, resulting in percentage complete of the total contract value. Revenue on T&M projects is recognized based on total number of hours by labor category and negotiated contract rate plus any additional other direct costs. Revenue for licenses or subscriptions of IT products or platforms is recognized proportionately over the license period. For FFP level of effort projects, revenue is based on negotiated fixed rates of labor or deliverables, not to exceed the total contract FFP value. When customer orders represent multiple element arrangements, consideration is allocated to units of accounting based on BESP.

Our SHL Talent Measurement segment generates the majority of its revenue from the sale of access to its cloud based tools. Access to the tools is either subscription based or unit sale arrangements whereby units are redeemed for access. In addition to access, SHL provides consulting services including fully outsourced assessment services. The SHL segment allocates arrangement consideration to the appropriate units of accounting based on BESP when sales to customers qualify as multiple element arrangements. Revenue is recognized as follows:

•	Online product revenue from web-based unit sales is recognized upon usage, irrespective of whether the units are billed in advance or arrears. Revenue from subscription contracts is recognized ratably over the life of the contract for unlimited access.

•	Consulting revenue is recognized as services are completed. Consulting arrangements generally include a measured amount of consulting effort to be performed. Revenue is recognized based upon completed milestones defined in agreements with customers or based upon the level of effort completed through the end of each accounting period.

•	Training revenue is recognized upon delivery.

•	Outsourced assessment revenue from assessment projects is recognized as services are completed.

Business Combinations

We record acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at their fair value at the acquisition date. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of deferred tax assets is contingent on the generation of future taxable income. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. Net deferred tax liabilities totaled $30.8 million and $47.4 million and included a valuation allowance of $11.5 million and $11.2 million at December 31, 2013 and 2012, respectively.

In determining the provision for income taxes, we analyze various factors, including projections of our annual earnings, tax jurisdictions in which the earnings will be generated, and the impact of state, local, and foreign income taxes. We file income tax returns in US federal, state, and foreign jurisdictions. With few exceptions, we are no longer subject to US federal, state, and local tax examinations in major tax jurisdictions for periods prior to 2010.

Goodwill

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.

We test goodwill for impairment annually on October 1st at the reporting unit level. We complete the first step of the goodwill impairment process (“Step 1”) for each reporting unit which involves determining whether the estimated fair value of the reporting unit exceeds the respective book value. If the reporting unit has significantly exceeded financial expectations and we believe it will continue to do so, the Company’s annual impairment test is performed qualitatively. In performing Step 1 of the goodwill impairment test, we compare the carrying amount of the reporting unit to its estimated fair value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. The estimated fair value of each reporting unit is calculated using one or both of the following generally accepted valuation techniques: the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics. The appropriate methodology is determined by management based on available information at the time of the test. In general, when both approaches are used, the estimated fair values are weighted. In general, the market approach is not weighted more than 50%.

On a quarterly basis, we consider whether the existence of events or circumstances leads to the determination that an indicator of impairment exists. These circumstances include but are not limited to deterioration in key performance indicators or industry and market conditions.

Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant change in the manner of the Company’s use of the acquired asset or the strategy for its overall business;

•	significant change in prevailing interest rates;

•	significant negative industry or economic trend;

•	market capitalization relative to net book value; and/or

•	significant negative change in market multiples of the comparable company set.

If, based on events or changing circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit does not exceed its carrying value, we would be required to test goodwill for impairment. If the Step 1 results conclude that the fair value does not exceed the book value of the reporting unit, goodwill may be impaired and additional analysis is required (“Step 2”).

Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities including any unrecognized intangible assets. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates. Our businesses operate in a number of markets and geographical regions and the products and services, because of their specialized nature, may not bear close correlation to those of market comparable company set. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, EBITDA, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and related discount rate, and expected long-term growth rates (residual growth rate). The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) revenue growth rate, (2) cash flow assumptions and (3) the discount rate. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. Revenue and EBITDA multiples for market comparable companies for the current and future fiscal periods are used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management.

The cash flows utilized in the income approach are based on our most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the Company, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The discount rate is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate company specific risk premium.

In the third quarter of 2013, we identified indicators of impairment for the PDRI reporting unit, including lower than anticipated results of operations and constrained forecasts of future operating results and rising interest rates. Accordingly, we completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, we completed Step 2 of the interim impairment which resulted in a $22.6 million goodwill impairment loss. This loss did not impact our liquidity position or cash flows for 2013. At December 31, 2013 the PDRI reporting unit has $30.7 million of goodwill.

In the third quarter of 2013, we also identified interim indicators of impairment for the SHL reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, we completed Step 1 of the interim impairment test. The carrying value was $600 million at September 30, 2013, including $375 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by approximately 1% at September 30, 2013 and accordingly, a goodwill impairment charge was not recorded for this reporting unit.

Recovery of Long-Lived Assets (Excluding Goodwill)

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events may include, but not be limited to, unexpected customer turnover, technological obsolescence of software or intellectual property, or lower than expected operating performance of the products or services supporting these assets. These assets are being amortized on a straight-line basis over estimated useful lives of 2 to 20 years. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable. At December 31, 2013, we had not identified any instances where the carrying values of our long-lived assets were not recoverable.

Deferred Incentive Compensation

Direct incentive compensation paid to our employees related to the negotiation of new and renewal customer arrangements is deferred and amortized over the term of the related arrangements as revenue is recognized.

Operating Leases

We have non-cancelable operating lease agreements for our offices with lease periods expiring between 2014 and 2028. We are committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. We recognize rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. We recognize sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

Share-Based Compensation

Share-based compensation expense is measured at the grant date of the share-based awards based on their fair value and is recognized on a straight-line basis over the vesting period, net of an estimated forfeiture rate. The grant date fair value of restricted stock units and performance share awards, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. The grant date fair value of stock appreciation rights is calculated using a lattice valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our stock and estimated forfeiture rates of the awards. Fair value and forfeiture rate estimates are based on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Property and Equipment, Net

Property and equipment consists of furniture, fixtures and equipment, leasehold improvements, capitalized computer software and website development costs. Property and equipment are stated at cost, less accumulated depreciation. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation and amortization is recorded as a separate line item on the Statements of Operations and is not allocated to Cost of services; Member relations and Marketing; or General and administrative expenses.

Computer software and website development costs that are incurred in the preliminary project and planning stages are expensed as incurred. During development, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software and website development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

Consolidated Results of Operations

The following table presents our results of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$820,053	$622,654	$484,663
Costs and expenses:
Cost of services	297,851	223,766	167,258
Member relations and marketing	240,052	178,204	142,324
General and administrative	97,273	73,629	61,668
Acquisition related costs	11,477	24,529	—
Impairment loss	22,600	—	—
Depreciation and amortization	60,087	37,858	16,928

Total costs and expenses	729,340	537,986	388,178

Operating profit	90,713	84,668	96,485
Other (expense) income, net
Interest income and other	(998)	1,834	372
Interest expense	(22,586)	(11,882)	(550)
Debt extinguishment costs	(6,691)	—	—

Other (expense) income, net	(30,275)	(10,048)	(178)

Income from continuing operations before provision for income taxes	60,438	74,620	96,307
Provision for income taxes	28,467	37,569	38,860

Income from continuing operations	31,971	37,051	57,447
Loss from discontinued operations, net of provision for income taxes	—	—	(4,792)

Net income	$31,971	$37,051	$52,655

Revenue and Costs and Expenses

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production and delivery of our services and products, consisting of compensation, including share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials, costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management, consisting of compensation, including sales incentives and share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services, as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions, including human resources and recruiting, finance and accounting, legal, management information systems, facilities management, business development, and other. Costs include compensation, including share-based compensation; third party consulting and compliance expenses; and associated support services.

•	Acquisition related costs represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding, consolidation of office locations and associated exit costs, and consolidation of technology infrastructure.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures and equipment; capitalized software; and website development costs.

Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense	$(22,586)	$(11,882)	$(550)
Debt extinguishment costs	(6,691)	—	—
Increase (decrease) in fair value of deferred compensation plan assets	2,123	1,700	(456)
Net foreign currency loss	(3,314)	(1,259)	(330)
Interest income	250	1,083	1,146
Other	(57)	310	12

Other (expense) income, net	$(30,275)	$(10,048)	$(178)

The increase in interest expense in 2013 was due to borrowings incurred for the SHL acquisition were outstanding for all of 2013 but only for five months in 2012 (from the August 2, 2012 acquisition date to December 31, 2012). Debt extinguishment costs were a result of the August 2013 refinancing of our credit facility. The net foreign currency loss in 2013 was primarily due to the remeasurement of cash held in US dollars by SHL and the remeasurement of the CEB UK and India subsidiaries into the USD functional currency.

Provision for Income Taxes

We recorded a provision for income taxes of $28.5 million, $37.6 million, and $38.9 million in 2013, 2012, and 2011, respectively. Changes in the effective tax rate in 2013 were primarily due to foreign tax rate changes and the benefit derived from the effect of financing partially offset by the PDRI nondeductible goodwill impairment loss. In July 2013, the UK Finance Act of 2013 received royal assent leading to a scheduled reduction in the UK corporation tax rate to 20% by April 1, 2015. The impact of this legislative change on our net deferred tax liabilities was $4.8 million in 2013. Changes in the effective tax rate in 2012 were due to permanently nondeductible expenses recognized for book purposes and changes in the reserve for contingencies as well as the effects of foreign losses at income tax rates lower than the federal rate.

In 2013, our effective income tax rate was 47.1%. The difference between our effective income tax rate and the US statutory rate of 35% in 2013 was primarily due to the aforementioned factors, state income taxes, and remeasurement losses. Our effective income tax rate in 2012 and 2011 was 50.3% and 40.4%, respectively. The difference between our effective income tax rate and the US statutory rate of 35% in 2012 was primarily due to state income taxes and nondeductible acquisition expenses related to the SHL acquisition. The difference between our effective income tax rate and the US statutory rate of 35% in 2011 was primarily due to state income taxes, nondeductible expenses, and changes in the reserve for contingencies. With minor exceptions, income taxes are not provided for our foreign subsidiaries’ undistributed earnings, as such earnings are deemed to be permanently reinvested locally.

Net deferred tax liabilities were $30.8 million and $47.4 million at December 31, 2013 and 2012, respectively. Deferred tax assets related to accrued expenses, deferred incentive compensation, and deferred revenue are expected to reverse within one year. Deferred tax assets related to share-based compensation are expected to reverse over three years. Deferred tax assets related to net operating loss carryforwards are expected to reverse over eight years. Deferred tax assets and liabilities related to goodwill, intangible assets, and operating leases are expected to reverse over periods up to fourteen years.

Loss from Discontinued Operations, Net of Provision for Income Taxes

On December 30, 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million. As a result, we recorded a loss from discontinued operations of $4.8 million in 2011, which was comprised of a loss on disposal of $3.5 million and an operating loss of $3.8 million, net of the provision for income taxes of $2.5 million.

Segment Results

CEB Segment Operating Data

	Year Ended December 31,
	2013	2012	2011
CEB segment Contract Value (in thousands) (1)	$610,830	$561,823	$499,424
CEB segment Member institutions	6,530	6,090	5,738
CEB segment Contract Value per member institution	$93,542	$92,252	$87,040
CEB segment Wallet retention rate (2)	97%	102%	100%

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect at a given date, without regard to the remaining duration of any such agreement. CEB Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year CEB segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

In 2013, Contract Value increased $49.0 million, or 8.7%, primarily as a result of increased sales to new and existing large corporate members, price increases, and middle market corporate subscriptions. The year over year decrease in the Contract Value growth rate was primarily a result of the timing of delivery of services and the associated service period being less than twelve months.

In 2012, Contract Value increased $62.4 million, or 12.5%, primarily as a result of increased sales to new and existing large corporate members, price increases, and the acquisition of Valtera in February 2012.

CEB Segment Results of Operations

The operating results presented below include the CEB segment (in thousands). In 2012, PDRI’s operating results are included for the period from August 2, 2012 to December 31, 2012.

	Year Ended December 31,
	2013	2012	2011
Revenue	$634,302	$564,062	$484,663
Costs and expenses:
Cost of services	224,547	196,501	167,258
Member relations and marketing	177,853	159,344	142,324
General and administrative	69,933	64,403	61,668
Acquisition related costs	7,691	22,430	—
Impairment loss	22,600	—	—
Depreciation and amortization	28,356	24,371	16,928

Total costs and expenses	530,980	467,049	388,178

Operating profit	103,322	97,013	96,485
Other (expense) income, net:
Interest income and other	680	2,358	372
Interest expense	(22,586)	(11,468)	(550)
Debt extinguishment costs	(6,691)	—	—

Other (expense) income, net	(28,597)	(9,110)	(178)

Income from continuing operations before provision for income taxes	74,725	87,903	96,307
Provision for income taxes	38,033	41,463	38,860

Income from continuing operations	$36,692	$46,440	$57,447

Reconciliation of CEB segment net income to Adjusted segment EBITDA (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income	$36,692	$46,440	$52,655
Loss from discontinued operations, net of provision for income taxes	—	—	4,792

Income from continuing operations	36,692	46,440	57,447
Interest expense (income), net	22,337	10,834	(596)
Depreciation and amortization	28,356	24,371	16,928
Provision for income taxes	38,033	41,463	38,860
Acquisition related costs	7,691	22,430	—
Share-based compensation	11,137	9,062	8,118
Impairment loss	22,600	—	—
Debt extinguishment costs	6,691	—	—

Adjusted segment EBITDA	$173,537	$154,600	$120,757

Adjusted segment EBITDA Margin	27.4%	27.4%	24.9%

CEB Segment Revenue

In 2013, revenue increased $70.2 million, or 12.4%, to $634.3 million from $564.1 million in 2012 and increased $79.4 million, or 16.4%, in 2012 from $484.7 million in 2011.

The increase in 2013 was primarily due to an increase in sales bookings with new and existing customers. PDRI revenue increased $12.1 million in 2013 to $24.7 million due to a partial period in 2012 from the August 2, 2012 acquisition date.

The increase in 2012 was primarily due to an increase in sales bookings with new and existing customers. In addition, 2012 revenue included $12.6 million from PDRI and $13.3 million from Valtera which were both acquired in 2012.

CEB Segment Costs and Expenses

In 2013, costs and expenses were $531.0 million, an increase of $64.0 million from $467.0 million in 2012. In 2012, costs and expenses increased $78.8 million from $388.2 million in 2011. Included in costs and expenses in 2013 was a $22.6 million goodwill impairment loss related to our PDRI reporting unit which is discussed below.

Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting, travel and related expenses, allocated facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the GBP all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. In 2013, costs and expenses included a full year’s impact of the Valtera and PDRI acquisitions. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs includes salaries, payroll taxes, and benefits. Total costs increased $24.6 million in 2013 to $247.9 million from $223.3 million in 2012 and increased $31.2 million in 2012 from $192.1 million in 2011. The increases were primarily due to headcount and salary increases, including the impact of the acquisitions discussed above.

•	Variable compensation includes annual bonuses and sales commissions. Total costs increased $7.9 million in 2013 to $70.4 million from $62.5 million in 2012 and increased $8.3 million in 2012 from $54.2 million in 2011. The increase in 2013 was primarily due to a $3.8 million increase in the estimated payout of annual bonuses and a $3.8 million increase in sales incentives primarily due to increased sales bookings in 2013 and, to a lesser extent, an increase in the sales incentive rate based on achievement of sales goals. The increase in 2012 was primarily due to a $5.6 million increase in the estimated payout of annual bonuses and a $2.7 million increase in sales incentive expense resulting from increased sales bookings.

•	Share-based compensation costs increased $1.9 million in 2013 to $11.0 million from $9.1 million in 2012 and increased $1.0 million in 2012 from $8.1 million in 2011. The increases in 2013 and 2012 were primarily due to an increase in the total fair value of awards granted from 2011 through 2013.

•	Third-party consulting costs include development costs for member facing technology, the use of third parties to deliver services to member companies, and external resources supporting the administrative departments. Total costs increased $6.4 million in 2013 to $29.1 million from $22.7 million in 2012 and increased $2.0 million in 2012 from $20.7 million in 2011. The increases in 2013 and 2012 were primarily due to the use of third-party consultants for member-facing technology development and the implementation of operating systems enhancements and external advisors supporting the CEB branding initiative.

•	Travel and related expense increased $3.0 million in 2013 to $27.9 million from $24.9 million in 2012 and increased $2.2 million in 2012 from $22.7 million in 2011. The increases were primarily due to increased headcount and costs incurred in the delivery of advisory and research services and travel by sales personnel.

•	Allocated facilities costs include rent, operating expenses, and real estate tax obligations. Total costs increased $2.9 million in 2013 to $28.5 million from $25.6 million and decreased $0.7 million in 2012 from $26.3 million in 2011. The increase in 2013 was primarily due to the addition of new office space related to the expansion of our corporate headquarters. The decrease in 2012 was primarily due to the sublease of approximately 362,000 square feet of our corporate headquarters to third parties.

•	Our operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. On average, the value of the GBP versus the US dollar was approximately $0.02 lower across 2013 compared to 2012 and approximately $0.02 lower across 2012 compared to 2011. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency exchange rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of Services

Cost of services increased 14.2%, or $28.0 million, to $224.5 million in 2013 from $196.5 million in 2012 and increased 17.5%, or $29.2 million, in 2012 from $167.3 million in 2011. The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Compensation and related	$121,677	19.2%	$108,371	19.2%	$90,424	18.7%
Variable compensation	22,684	3.6%	20,542	3.6%	15,857	3.3%
Share-based compensation	4,141	0.7%	3,302	0.6%	3,130	0.6%
Third-party consulting	19,963	3.1%	13,826	2.5%	12,490	2.6%
Travel and related	12,677	2.0%	11,623	2.1%	9,932	2.0%
Allocated facilities	12,316	1.9%	10,690	1.9%	10,852	2.2%

In 2013, the $13.3 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The $2.1 million increase in variable compensation was primarily due to an increase in the estimated payout of annual bonuses as a result of headcount increases. The $6.1 million increase in third party consulting primarily related to costs associated with the production and delivery of services and to a lesser extent, enhancements in member facing technology. The $1.6 million increase in allocated facilities primarily related to additional office space for the expansion of our corporate headquarters. The $1.1 million increase in travel expenses primarily related to increased costs incurred in the delivery of advisory and research services.

In 2012, the $17.9 million increase in compensation and related costs was primarily due to headcount acquired from Valtera and PDRI and increased headcount and salaries at CEB. The increase in variable compensation of $4.7 million was primarily due to an increase in the estimated payout of annual bonuses as a result of headcount increases. The $1.7 million increase in travel and related costs was primarily due to increased costs incurred in the delivery of advisory and research services. The $1.3 million increase in third party consulting related to enhancements in member facing technology and costs associated with the production and delivery services.

Cost of services as a percentage of revenue was 35.4% in 2013, 34.8% in 2012, and 34.5% in 2011.

Member Relations and Marketing

Member relations and marketing increased 11.7%, or $18.6 million, to $177.9 million in 2013 from $159.3 million in 2012 and increased 17.4%, or $17.0 million, in 2012 from $142.3 million in 2011. The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Compensation and related	$89,364	14.1%	$80,736	14.3%	$70,874	14.6%
Variable compensation	39,854	6.3%	35,538	6.3%	32,359	6.7%
Share-based compensation	2,349	0.4%	1,841	0.3%	1,642	0.3%
Third-party consulting	2,538	0.4%	3,790	0.7%	2,442	0.5%
Travel and related	12,598	2.0%	11,222	2.0%	10,901	2.2%
Allocated facilities	12,831	2.0%	11,244	2.0%	11,701	2.4%

In 2013, the $8.6 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The $4.3 million increase in variable compensation was primarily due to an increase in sales incentives expense resulting from higher sales bookings and an increase in the sales incentive rate based on achievement of certain sales goals. The $1.6 million increase in allocated facilities primarily related to additional office space for the expansion of our corporate headquarters.

In 2012, the $9.9 million increase in compensation and related costs was primarily due to headcount and salary increases. The $3.2 million increase in variable compensation was primarily due to an increase in sales incentives expense resulting from higher sales bookings. Third-party consulting increased $1.3 million primarily due additional resources for branding and marketing activities.

Member relations and marketing expense as a percentage of revenue was 28.0% in 2013, 28.2% in 2012, and 29.4% in 2011.

General and Administrative

General and administrative increased 8.5%, or $5.5 million, to $69.9 million in 2013 from $64.4 million in 2012 and increased 4.4%, or $2.7 million, in 2012 from $61.7 million in 2011. The following table outlines the primary components of General and administrative (in thousands):

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Compensation and related	$36,882	5.8%	$34,215	6.1%	$30,815	6.4%
Variable compensation	7,855	1.2%	6,456	1.1%	5,948	1.2%
Share-based compensation	4,557	0.7%	3,908	0.7%	3,315	0.7%
Third-party consulting	6,617	1.0%	5,117	0.9%	5,758	1.2%
Allocated facilities	3,389	0.5%	3,670	0.7%	3,758	0.8%

In 2013, the $2.7 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The $1.4 million increase in variable compensation was primarily due to an increase in estimated payout of annual bonuses. The $1.5 million increase in third party consulting was primarily due to the implementation and enhancement of operating systems.

In 2012, the $3.4 million increase in compensation and related costs was primarily due to headcount and salary increases at CEB and acquired headcount from PDRI. The $0.5 million increase in variable compensation was primarily due to an increase in estimated annual bonus payout. These increases were partially offset by a $1.1 million decrease in legal fees.

General and administrative expense as a percentage of revenue was 11.0% in 2013, 11.4% in 2012, and 12.7% in 2011.

Acquisition Related Costs

Acquisition related costs were $7.7 million in 2013 and primarily related to the integration of SHL, including branding, consolidation of office locations and associated exit costs, and consolidation of technology infrastructure. Acquisition related costs were $22.4 million in 2012 and primarily related to the acquisition of SHL and included $14.7 million of transaction costs and a $5.1 million settlement of the forward currency contract that we put in place on July 2, 2012 to hedge our obligation to pay a portion of the gross SHL purchase price in British pound sterling (“GBP”).

Depreciation and Amortization

Depreciation and amortization increased 16.4%, or $4.0 million, to $28.4 million in 2013 from $24.4 million in 2012 and increased 44.4%, or $7.5 million, in 2012 from $16.9 million in 2011. The following table outlines the primary components of Depreciation and amortization (in thousands):

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Depreciation	$18,680	2.9%	$16,760	3.0%	$13,565	2.8%
Amortization	9,676	1.5%	7,611	1.3%	3,363	0.7%

In 2013, the $1.9 million increase in depreciation was primarily the result of the full year impact of 2012 capitalizable purchases and the timing of 2013 purchases. These purchases primarily related to investments in hardware to support headcount growth and investments in member facing technology. The increase in amortization of $2.1 million was primarily the result of the full year impact of the 2012 acquisition of PDRI.

In 2012, the $3.2 million increase in depreciation was the result of the increase in capitalizable purchases from $10.2 million in 2011 to $14.8 million in 2012. These purchases primarily related to investments in hardware to support headcount growth and investments in member facing technology. The increase in amortization of $4.2 million primarily related to amortization from the 2012 acquisitions of Valtera and PDRI and the full year impact of the 2011 acquisition of Baumgartner.

Depreciation and amortization expense as a percentage of revenue was 4.5% in 2013, 4.3% in 2012, and 3.5% in 2011.

PDRI Impairment Loss

In the quarter ended June 30, 2013, we began to see the effects of the US Federal government’s budget constraints in the operating results of PDRI, which is a reporting unit included in the CEB reportable segment. Based on insights gained from business activities that align with the US Federal government’s September 30th fiscal year-end and PDRI’s results of operations for the quarter ended September 30, 2013, we determined that near to mid-term future revenues and cash flows for the PDRI reporting unit will likely be lower than previously forecasted. Based on these indicators of impairment, which also include rising interest rates, we concluded it was not more likely than not that the fair value of the PDRI reporting unit exceeded its carrying value at September 30, 2013. Accordingly, we completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, we completed Step 2 of the interim impairment analysis which resulted in a $22.6 million goodwill impairment loss. This loss did not impact our current liquidity position or cash flows for 2013. At December 31, 2013, the PDRI reporting unit has $30.7 million of goodwill.

We used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach included revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions which had the most significant effect on the valuation estimates are: 1) the projected revenues which include estimates for growth in future periods from expansion into other markets, 2) the projected cash flows which are driven by the revenue estimates and estimates of improved EBITDA margins in the future forecast period, and 3) the discount rate. In conjunction with our external valuation advisors, we determined that due to the small size and specialized nature of the PDRI reporting unit, there was not sufficient comparable market data upon which to reliably estimate the fair value of the reporting unit using the market approach; however, we did consider comparable companies as a test of reasonableness for the estimate of fair value.

Under the income approach, we used internally generated projected financial information which included revenue growth rates that considered our plan for the expansion of PDRI into the commercial market. The near to mid-term future EBITDA margins were also estimated to increase each year over the forecast period. The assumed discount rate utilized was 15.5%. The assumed discount rate includes consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $4 million decrease in the estimated fair value of the reporting unit, which would further reduce the implied fair value of goodwill. Assessing the fair value of a reporting unit requires, among other things, assumptions of estimated future cash flows. These assumptions are inherently imprecise and are based on assumptions about future conditions, transactions, or events whose outcome are uncertain and will therefore be subject to change over time. We make every effort to estimate operating results as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment of goodwill in future periods. As the goodwill in the PDRI reporting unit was written down to its estimated implied fair value at September 30, 2013, goodwill in this the reporting unit is particularly “at-risk” for additional future impairment. If PDRI is not successful in selling its services commercially, or if the US Federal government spending cuts are deeper than currently anticipated, updated estimates of operating results could result in future impairment. In addition, increases in interest rates, if not offset by increased operating performance, could also lead to future impairment indicators.

SHL Talent Measurement Segment Results of Operations

The operating results presented below include the SHL Talent Measurement segment (in thousands).

	Year Ended December 31, 2013	Period from August 2, 2012 to December 31, 2012
Revenue	$185,751	$58,592
Costs and expenses:
Cost of services	73,304	27,265
Member relations and marketing	62,199	18,860
General and administrative	27,340	9,226
Acquisition related costs	3,786	2,099
Depreciation and amortization	31,731	13,487

Total costs and expenses	198,360	70,937

Operating loss	(12,609)	(12,345)
Other (expense) income , net
Interest income and other	(1,678)	(524)
Interest expense	—	(414)

Other (expense) income, net	(1,678)	(938)

Loss from operations before provision for income taxes	(14,287)	(13,283)
Provision for income taxes	(9,566)	(3,894)

Net loss	$(4,721)	$(9,389)

Reconciliation of SHL Talent Measurement segment revenue to Adjusted segment revenue (in thousands):

	Year Ended December 31, 2013	Period from August 2, 2012 to December 31, 2012
Segment revenue	$185,751	$58,592
Impact of the deferred revenue fair value adjustment	9,914	17,134

Adjusted segment revenue	$195,665	$75,726

Reconciliation of SHL Talent Measurement segment net loss to Adjusted segment EBITDA (in thousands):

	Year Ended December 31, 2013	Period from August 2, 2012 to December 31, 2012
Net loss	$(4,721)	$(9,389)
Depreciation and amortization	31,731	13,487
Provision for income taxes	(9,566)	(3,894)
Impact of the deferred revenue fair value adjustment	9,914	17,134
Acquisition related costs	3,786	2,099
Share-based compensation	1,410	152

Adjusted segment EBITDA	$32,554	$19,589

Adjusted segment EBITDA Margin	16.6%	25.9%

Revenue

In 2013, revenue increased $127.2 million, to $185.8 million from $58.6 million in the period from August 2, 2012 to December 31, 2012. The increase in 2013 was primarily due to the full year impact of the 2012 SHL acquisition.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34.0 million. The impact of the deferred revenue fair value adjustment was to decrease revenue by $9.9 million and $17.1 million in 2013 and 2012, respectively, from what would have been recorded without the required purchase accounting adjustments. It is expected that the remaining $7.0 million acquisition date deferred revenue adjustment would have been recognized primarily in 2014 and 2015.

SHL Talent Measurement Segment Costs and Expenses

In 2013 and 2012, costs and expenses were $198.4 million and $70.9 million, respectively. The primary driver of the increase of $127.5 million was the comparison of the full year 2013 to the partial year of 2012 from the August 2, 2012 acquisition date to December 31, 2012. The primary expenses recorded by the SHL Talent Measurement segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, third-party consulting and as well as the impact of changes in the exchange rates of GBP against the US dollar, Euro and other currencies. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses.

•	Compensation and related costs includes salaries, payroll taxes, and benefits.

•	Variable compensation includes sales commissions and annual bonuses.

•	Third-party consulting costs include maintenance costs for talent assessment platforms, the use of third parties to deliver services to customers, and external resources supporting the technology and finance departments.

•	Travel and related expenses relate to sales staff travel and staff travel between and in support of operating office locations.

•	Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations.

•	The SHL Talent Measurement segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar and Euro. The value of the GBP versus the US dollar, on average, decreased by approximately $0.02 in 2013 compared to 2012. The value of the GBP versus the Euro, on average, decreased by approximately $0.02 in 2012 compared to 2011. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

Cost of services increased $46.0 million to $73.3 million in 2013 from $27.3 million in the period from August 2, 2012 to December 31, 2012. The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue
Compensation and related	$44,769	24.1%	$17,397	29.7%
Variable compensation	4,405	2.4%	1,313	2.2%
Third-party consulting	8,569	4.6%	2,308	3.9%
Travel and related	3,914	2.1%	1,015	1.7%
Allocated facilities	4,023	2.2%	1,798	3.1%

The primary cause for the variances above was that 2013 reflected the full year ownership of SHL, while 2012 only included five months of ownership (from the August 2, 2012 acquisition date to December 31, 2012).

Cost of services as a percentage of revenue was 39.5% in 2013 and 46.5% in 2012.

Member Relations and Marketing

Member relations and marketing increased $43.3 million, to $62.2 million in 2013 from $18.9 million in the period from August 2, 2012 to December 31, 2012. The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue
Compensation and related	$37,488	20.2%	$11,572	19.8%
Variable compensation	9,338	5.0%	2,567	4.4%
Travel and related	3,051	1.6%	1,095	1.9%
Allocated facilities	2,478	1.3%	900	1.5%

The primary cause for the variances above was that 2013 reflected the full year ownership of SHL, while 2012 only included five months of ownership (from the August 2, 2012 acquisition date to December 31, 2012). Additionally, in 2013, SHL Talent Measurement made significant investments in sales headcount to invest in future revenue growth.

Member relations and marketing as a percentage of revenue was 33.5% in 2013 and 32.2% in 2012.

General and administrative

General and administrative increased $18.1 million, to $27.3 million in 2013 from $9.2 million in the period from August 2, 2012 to December 31, 2012.

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue
Compensation and related	$14,479	7.8%	$5,711	9.7%
Variable compensation	1,830	1.0%	635	1.1%
Travel and related	1,082	0.6%	334	0.6%
Allocated facilities	1,238	0.7%	403	0.7%

The primary cause for the variances above was that 2013 reflected the full year ownership of SHL, while 2012 only included five months of ownership (from the August 2, 2012 acquisition date to December 31, 2012). Additionally, in 2013, SHL Talent Measurement increased its headcount in the IT and Finance departments to support future growth and enhance existing processes.

General and administrative expense as a percentage of revenue was 14.7% in 2013 and 15.7% in 2012.

Acquisition Related Costs

Acquisition related costs were $3.8 million and $2.1 million in 2013 and the period from August 2, 2012 to December 31, 2012, respectively. Acquisition related costs related to the integration of SHL, primarily re-branding and the integration of technology infrastructure.

Depreciation and Amortization

	Year Ended December 31,
	2013	% of Revenue	2012	% of Revenue
Depreciation	$6,549	3.5%	$3,046	5.2%
Amortization	25,182	13.6%	10,441	17.8%

Depreciation primarily related to capitalizable costs of revenue generating internally developed software and computer equipment. Additionally, purchases of network and computer equipment increased in 2013 to support headcount growth and integration costs. Amortization related to intangible assets acquired in 2012 in conjunction with the SHL acquisition.

SHL Talent Measurement Segment Impairment Indicator

In the third quarter of 2013, we identified interim indicators of impairment for the SHL Talent Measurement reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, we completed Step 1 of the interim goodwill impairment analysis. The carrying value was $600 million at September 30, 2013, including $375 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL Talent Measurement reporting unit exceeded its carrying value by approximately 1%. The estimate of fair value was based on generally accepted valuation techniques and information available at the date of the assessment, which incorporated our assumptions about expected revenue and future cash flows and available market information for comparable companies.

The process of evaluating the fair value of the SHL Talent Measurement reporting unit is highly subjective and requires significant judgment and estimates as the reporting unit operates in a number of markets and geographical regions. We used a combination of the income and market approaches and weighted the outcomes to determine its best estimate of fair value. The assumptions used in the income approach included revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions used in the market approach included the selection of comparable companies which are subject to change based on the economic characteristics of reporting units. The assumptions which have the most significant effect on the valuation estimates are: 1) the projected revenues which included accelerated revenue growth during the forecast period from recent initiatives undertaken to improve the effectiveness of sales operations, 2) the projected cash flows which reflected improvement in EBITDA margin from ongoing integration efforts, 3) the discount rate, and 4) the list of comparable companies used in the market approach.

Under the income approach, management used internally generated projected financial information which included revenue growth rates which reflect recent investments in the sales operations structure in this business. The near to mid-term EBITDA margins were also estimated to increase each year over the forecast period. The assumed discount rate utilized was 13.0%. The assumed discount rate included consideration for the risks associated with the revenue growth and EBITDA margins improvement assumptions in the forecast period.

Under the market approach, management used an average of revenue and EBITDA multiples. The revenue multiples utilized were in a range of 2.75 to 3.25 times current and future period revenue estimates. The EBITDA multiples utilized were in a range of 10 to 12 times current and future period EBITDA estimates.

As previously stated, the interim impairment test for SHL Talent Measurement at September 30, 2013 indicated that goodwill was not impaired. The Company further concluded that goodwill for this reporting unit was not impaired at October 1, 2013, the date of the required annual impairment test. While no impairment indicators were identified in the fourth quarter of 2013, due to the small margin of fair value in excess of carrying value, this reporting unit remains at considerable risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $26 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would result in a $15 million decrease in the estimated fair value of the reporting unit. Such a change in either of these assumptions individually would result in the reporting unit failing Step 1 of the interim goodwill impairment analysis at September 30, 2013.

Liquidity and Capital Resources

Historically, cash flows generated from operating activities have been our primary source of liquidity. On July 2, 2012, in connection with the execution of the sale and purchase agreement related to the SHL acquisition, we entered into a senior secured credit agreement, which was amended and restated on July 18, 2012, on August 1, 2012, and again on August 2, 2013 (as amended and restated, the “Credit Agreement”). As originally structured, the Credit Agreement provided for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan A Facility and the Term Loan B Facility, the “Original Senior Secured Credit Facilities”). The Term Loan A Facility and the Revolving Credit Facility were scheduled to mature on August 2, 2017 and the Term Loan B Facility was scheduled to mature on August 2, 2019.

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under our prior senior unsecured credit facility which was terminated concurrently with the drawings under the Original Senior Secured Credit Facilities. In addition to the net proceeds from the Original Senior Secured Credit Facilities, we used approximately $121 million of our available cash on hand to pay the remainder of the SHL purchase price. We repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013.

On August 2, 2013, we entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment (i) replaced the existing Term Loan A Facility with new refinancing term A-1 loans (the “Refinancing Term A-1 Loans”) in the aggregate principal amount of $269.6 million, which was fully drawn on August 2, 2013, (ii) established a new tranche of incremental term A-1 loans (the “Incremental Term A-1 Loans” and together with the Refinancing Term A-1 Loans, the “Term A-1 Loans”) in an aggregate principal amount of $253.8 million, which was fully drawn on August 2, 2013, and (iii) increased the existing revolving commitments with new tranche A revolving commitments (the “Tranche A Revolving Commitments” and the loans thereunder, the “Tranche A Revolving Loans”) in an aggregate principal amount of $100 million for a total aggregate principal amount of $200 million, none of which was drawn in connection with the closing of the Amendment. We refer to the Original Senior Secured Credit Facilities, as modified by the Amendment, as the Senior Secured Credit Facilities.

Amounts drawn under the Refinancing Term A-1 Loan tranche were used to prepay and terminate our existing Term Loan A Facility. Amounts drawn under the Incremental Term A-1 Loan tranche were used to prepay and terminate our existing Term Loan B Facility and pay transaction related fees and expenses.

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at our option, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios. The annual interest rate on the Term A-1 Loans was 2.42% at December 31, 2013.

We entered into interest rate swap arrangements in October 2013 with notional amounts totaling $275 million which amortize to $232 million through the August 2, 2018 maturity date of the Term A-1 Loan. The interest rate swap effectively fixes our interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loan. The arrangements protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on our net leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2013. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. No mandatory prepayments were required for the year ended December 31, 2013. In the event future actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in our accompanying consolidated balance sheets. We were in compliance with all of the covenants at December 31, 2013.

In February 2012, we acquired 100% of the equity interests of Valtera for a cash payment of $22.4 million less cash acquired of $1.9 million. In September 2011, we acquired 100% of the equity interests of Baumgartner for an initial cash payment of $6.4 million less cash acquired of $1.0 million. In December 2011, we sold substantially all of the assets of Toolbox.com for $2.1 million. Cash flows from continuing operations were reported in combination with cash flows from discontinued operations.

We had cash and cash equivalents of $119.6 million and $72.7 million at December 31, 2013 and 2012, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At December 31, 2013, available borrowings under the Revolving Credit Facility were $192.5 million after reduction of availability to cover $7.5 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $60 million of our cash is held by our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

On February 28, 2014, we completed the acquisition of 100% of the equity interests of KnowledgeAdvisors, Inc. (“KnowledgeAdvisors”) for a purchase price of approximately $52 million in cash subject to purchase price adjustments. KnowledgeAdvisors is a provider of analytics solutions for talent development professionals.

Cash Flows

	Year Ended December 31, (in thousands)
	2013	2012	2011
Net cash flows provided by operating activities	$148,709	$122,155	$100,251
Net cash flows used in investing activities	(38,239)	(676,330)	(4,922)
Net cash flows (used in) provided by financing activities	(64,814)	492,784	(63,815)

Our primary uses of cash have been to fund acquisitions, debt service requirements, capital expenditures, share repurchases, and dividend payments.

Cash Flows from Operating Activities

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable, accrued expenses, accrued incentive compensation and deferred revenue. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances.

Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities.

Net cash flows provided by operating activities increased $26.6 million in 2013 from 2012 and increased $21.9 million in 2012 from 2011. The increase in net cash flows provided by operating activities in 2013 was primarily due to an increase in sales bookings resulting in higher customer payments and a decrease in acquisition related costs of $13.1 million in 2013 from 2012. These increases were partially offset by an increase in tax payments of $6.5 million. The increase in 2012 was primarily due to an increase in sales bookings resulting in higher customer payments. The increase was partially offset by an increase in tax payments of $8.6 million.

We made income tax payments of $43.4 million, $36.9 million, and $28.3 million in 2013, 2012, and 2011, respectively, and expect to continue making payments in future periods. In 2011, income tax payments were lower primarily due to the impact of tax deductions associated with the sale of Toolbox.com.

We made interest payments of $20.3 million and $8.4 million in 2013 and 2012, respectively.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities.

Net cash flows used in investing activities decreased $638.1 million in 2013 from 2012 and increased $671.4 million in 2012 from 2011. In 2013, we made strategic investments of $11.2 million in other companies. In 2012, we utilized $669.1 million for acquisitions of businesses, which included a payment of $648.3 million for SHL, net of cash acquired of $5.7 million. In 2011, we used $6.2 million for acquisitions of businesses, primarily due to Baumgartner, which included an initial payment of $6.4 million less cash acquired of $1.0 million.

Our capital expenditures increased $9.5 million to $27.0 million in 2013 from $17.5 million in 2012 and increased $7.3 million in 2012 from $10.2 million in 2011. The increase in capital expenditures in 2013 was primarily due to the build out of additional office space for our corporate headquarters and computer equipment to support infrastructure and headcount growth reflecting greater overall needs for investment in infrastructure and product development due to the acquisition of SHL. The increase in 2012 was primarily due to equipment purchases to support infrastructure and headcount growth.

We generated cash flows from the sales and maturities of marketable securities of $10.3 million and $9.8 million in 2012 and 2011, respectively.

We estimate that capital expenditures to support our infrastructure will range from approximately $30 to $34 million in 2014.

Cash Flows from Financing Activities

Net cash flows used in financing activities was $64.8 million in 2013 compared to net cash flows provided by financing activities of $492.8 million in 2012 and net cash used in financing activities of $63.8 million in 2011. In 2013, the decrease was primarily due to credit facility principal payments and increased dividend payments. In 2012, the increase was primarily due to the financing we obtained for the SHL acquisition in the amount of $555.0 million, partially offset by credit facility issuance costs of $19.2 million and a $10.0 million repayment of outstanding amounts under the revolving credit facility in December 2012. Additionally, we used $2.8 million in 2013, $10.0 million in 2012, and $40.3 million in 2011 for share repurchases. Dividend payments increased to $30.2 million in 2013 from $23.4 million in 2012 and $20.4 million in 2011. Our dividend rate was $0.225 per share per quarter in 2013, $0.175 per share per quarter in 2012, and $0.15 per share per quarter in 2011.

In February 2014, our Board of Directors declared a quarterly dividend of $0.2625 per share for the first quarter of 2014.

Commitments and Contingencies

We continue to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had liabilities of $5.8 million at December 31, 2013 and 2012, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual Obligations

The following tables summarize our known contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at December 31, 2013
	Total	YE 2014	YE 2015	YE 2016	YE 2017	YE 2018	Thereafter
Senior Secured Credit Facilities (1)	$589,883	$27,303	$31,953	$36,415	$35,732	$458,480	$—
Operating lease obligations	604,230	49,725	49,613	49,807	47,685	45,599	361,801
Deferred compensation liability	16,840	968	574	650	281	675	13,692
Purchase commitments	30,001	18,417	8,999	2,585	—	—	—

Total	$1,240,954	$96,413	$91,139	$89,457	$83,698	$504,754	$375,493

	Sublease Receipts by Period at December 31, 2013
	Total	YE 2014	YE 2015	YE 2016	YE 2017	YE 2018	Thereafter
Sublease receipts	$286,437	$18,377	$21,079	$21,589	$21,663	$21,846	$181,883

(1)	Includes interest expense calculated using variable interest rates at December 31, 2013 of 2.42% for the Term Loan A-1 Facility and the Revolving Credit Facility. We may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. The amounts presented in the tables above do not reflect any mandatory prepayments that we may be required to pay.

In 2013, one of the subtenants of our headquarters exercised their right under the sublease to acquire an additional 29,000 square feet of office space. This expansion period begins in October 2014 and will co-terminate with the subtenant’s other subleases in January 2028. We will receive an additional $21.5 million over the term of the sublease.

Operating lease obligations include scheduled rent escalations. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $16 million.

Effect of Inflation

Although inflation has slowed in recent years, we continue to seek ways to mitigate its effect. To the extent permitted, we pass increased costs on to our members by increasing sales prices over time to offset increased labor costs. We do not believe that inflation had a material effect on our results of operations in 2013, 2012, or 2011.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2013 and 2012.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate and foreign currency risks that could impact our financial position and operating results.

Interest Rate Risk

Borrowings under the Senior Secured Credit Facilities bear interest at rates based on the ratio of our consolidated first lien indebtedness to the consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Senior Secured Credit Agreement. The annual interest rate on the Term Loan A-1 Facility and the Revolving Credit Facility was 2.42% at December 31, 2013. A hypothetical increase or decrease of 10% in the LIBOR rate (which was 0.17% at December 31, 2013) would impact annual interest expense by $0.1 million. To mitigate the risk, we entered into interest rate swap arrangements in 2013 with notional amounts totaling $275 million which amortizes to $232 million through the August 2, 2018 maturity date of the Term A-1 Loan. The interest rate swap effectively fixes our interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loan. The arrangements protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt.

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

Foreign Currency Risk

Our international operations subject us to risks related to currency exchange fluctuations. The functional currency of our wholly-owned subsidiaries generally is the applicable local currency. For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates in the period. Capital accounts and other balances designated as long-tem in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Our SHL UK subsidiary currently maintains a significant portion of its cash balances in US dollars. As a result, the cash held in US dollars is remeasured into the subsidiary’s UK functional currency as an adjustment to income and then translated to our USD reporting currency as an adjustment to stockholders’ equity for consolidated reporting purposes.

The functional currency of our CEB UK and CEB India subsidiaries is the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing amounts receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are remeasured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are remeasured at their historical exchange rates. A hypothetical 10% adverse movement in the value of the GBP against the US dollar would not result in a material impact on earnings.

Prior to 2012, prices for our CEB segment services were denominated primarily in US dollars, even when sold to members located outside the United States. In 2012, we began denominating prices for CEB segment services in local currencies for the Australian dollar, GBP, and Euro. The costs associated with our operations located outside the United States are denominated in local currencies. Decreases in local currencies against the US dollar for sales denominated in local currencies would result in lower revenues and potentially decrease earnings. Increases in local currencies against the US dollar in countries where we have foreign operations would result in higher operating costs and, potentially, reduced earnings. We use forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with our cost reimbursement agreement with our CEB UK subsidiary. A forward contract obligates us to exchange a predetermined amount of US dollars to make an equivalent GBP payment equal to the value of such exchange. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months.

Our largest currency exposures are the GBP, Euro, and AUD. For 2014, we estimate that for every 1% increase in US dollars per GBP, annual Adjusted EBITDA will be reduced by approximately $0.7 million. Conversely, for every 1% increase in US dollars per Euro or US dollars per AUD, annual Adjusted EBITDA will increase by approximately $0.3 million and $0.4 million, respectively. In 2013, 2012, and 2011 we recorded net foreign currency losses of $3.3 million, $1.3 million, and $0.3 million, respectively, which are included in Other (expense) income, net in the consolidated statements of operations.

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

Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Based upon the evaluation under this framework, management concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2013.

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

The Audit Committee of the Board of Directors, which is comprised solely of outside directors, meets periodically with members of management and the independent registered public accounting firm to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm reports to the Audit Committee and accordingly has full and free access to the Audit Committee at any time.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2013.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
March 3, 2014

/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
March 3, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Corporate Executive Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of The Corporate Executive Board Company and subsidiaries, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 3, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 3, 2014

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$119,554	$72,699
Accounts receivable, net	271,264	239,599
Deferred income taxes, net	17,524	15,669
Deferred incentive compensation	24,472	19,984
Prepaid expenses and other current assets	29,355	19,068

Total current assets	462,169	367,019

Deferred income taxes, net	1,230	283
Property and equipment, net	106,854	96,962
Goodwill	442,775	471,299
Intangible assets, net	309,692	335,191
Other non-current assets	60,955	51,495

Total assets	$1,383,675	$1,322,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$85,294	$84,363
Accrued incentive compensation	61,498	53,927
Deferred revenue	416,367	365,747
Deferred income taxes, net	969	3,537
Debt – current portion	10,274	12,479

Total current liabilities	574,402	520,053

Deferred income taxes	48,553	59,773
Other liabilities	115,424	98,641
Debt – long term	505,554	528,280

Total liabilities	1,243,933	1,206,747

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 44,676,447 and 44,220,685 shares issued and 33,624,002 and 33,337,337 shares outstanding at December 31, 2013 and 2012, respectively	447	442
Additional paid-in-capital	444,128	427,491
Retained earnings	347,689	345,907
Accumulated elements of other comprehensive income	43,287	27,665
Treasury stock, at cost, 11,052,445 and 10,883,348 shares at December 31, 2013 and 2012, respectively	(695,809)	(686,003)

Total stockholders’ equity	139,742	115,502

Total liabilities and stockholders’ equity	$1,383,675	$1,322,249

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$820,053	$622,654	$484,663
Costs and expenses:
Cost of services	297,851	223,766	167,258
Member relations and marketing	240,052	178,204	142,324
General and administrative	97,273	73,629	61,668
Acquisition related costs	11,477	24,529	—
Impairment loss	22,600	—	—
Depreciation and amortization	60,087	37,858	16,928

Total costs and expenses	729,340	537,986	388,178

Operating profit	90,713	84,668	96,485
Other (expense) income, net
Interest income and other	(998)	1,834	372
Interest expense	(22,586)	(11,882)	(550)
Debt extinguishment costs	(6,691)	—	—

Other (expense) income, net	(30,275)	(10,048)	(178)

Income from continuing operations before provision for income taxes	60,438	74,620	96,307
Provision for income taxes	28,467	37,569	38,860

Income from continuing operations	31,971	37,051	57,447
Loss from discontinued operations, net of provision for income taxes	—	—	(4,792)

Net income	$31,971	$37,051	$52,655

Basic earnings (loss) per share	$0.95	$1.11	$1.55
Continuing operations	0.95	1.11	1.69
Discontinued operations	$—	$—	$(0.14)

Diluted earnings (loss) per share	$0.94	$1.10	$1.53
Continuing operations	0.94	1.10	1.67
Discontinued operations	$—	$—	$(0.14)

Weighted average shares outstanding:
Basic	33,543	33,462	34,071
Diluted	33,943	33,821	34,419

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$31,971	$37,051	$52,655
Other comprehensive income (loss):
Foreign currency translation adjustments	14,761	26,871	(492)
Foreign currency hedge, net of tax	333	191	(200)
Interest rate swaps, net of tax	528	—	—
Change in unrealized gains on available-for-sale marketable securities, net of tax	—	(174)	(245)

Comprehensive income	$47,593	$63,939	$51,718

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$31,971	$37,051	$52,655
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss on disposal of discontinued operations	—	—	3,503
Impairment loss	22,600	—	—
Debt extinguishment costs	6,691	—	—
Exit costs	1,007	—	—
Depreciation and amortization	60,087	37,858	17,710
Amortization of credit facility issuance costs	2,775	1,771	—
Deferred income taxes	(12,266)	(8,457)	21,211
Share-based compensation	12,547	9,214	8,118
Excess tax benefits from share-based compensation arrangements	(4,331)	(2,101)	(1,949)
Net foreign currency remeasurement loss	1,474	229	330
Amortization of marketable securities premiums, net	—	68	194
Changes in operating assets and liabilities:
Accounts receivable, net	(29,690)	(39,714)	(13,088)
Deferred incentive compensation	(4,343)	(2,644)	(1,723)
Prepaid expenses and other current assets	(8,173)	18,481	(11,517)
Other non-current assets	(5,017)	(7,444)	(2,661)
Accounts payable and accrued liabilities	10,228	405	(5,464)
Accrued incentive compensation	7,252	10,742	(2,708)
Deferred revenue	48,488	58,871	34,200
Other liabilities	7,409	7,825	1,440

Net cash flows provided by operating activities	148,709	122,155	100,251

Cash flows from investing activities:
Purchases of property and equipment	(27,026)	(17,498)	(10,203)
Cost method investment	(11,213)	—	(150)
Acquisition of businesses, net of cash acquired	—	(669,086)	(6,193)
Proceeds from sale of discontinued operations	—	—	1,779
Maturities and sales of marketable securities	—	10,254	9,845

Net cash flows used in investing activities	(38,239)	(676,330)	(4,922)

Cash flows from financing activities:
Proceeds from credit facility	5,000	555,000	—
Payments of credit facility	(32,002)	(10,000)
Credit facility issuance costs	(4,156)	(19,176)	(542)
Proceeds from the exercise of common stock options	1,098	1,423	1,660
Proceeds from issuance of common stock under the employee stock purchase plan	910	613	502
Acquisition of businesses, contingent consideration	—	—	(3,650)
Excess tax benefits from share-based compensation arrangements	4,331	2,101	1,949
Withholding of shares to satisfy minimum employee tax withholding for equity awards	(7,055)	(3,767)	(3,001)
Purchase of treasury shares	(2,751)	(10,007)	(40,307)
Payment of dividends	(30,189)	(23,403)	(20,426)

Net cash flows (used in) provided by financing activities	(64,814)	492,784	(63,815)
Effect of exchange rates on cash	1,199	661	(583)

Net increase (decrease) in cash and cash equivalents	46,855	(60,730)	30,931
Cash and cash equivalents, beginning of year	72,699	133,429	102,498

Cash and cash equivalents, end of year	$119,554	$72,699	$133,429

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2012, and 2013

(In Thousands, Except Share Amounts)

	Common stock		Additional Paid-in-Capital	Retained Earnings	Accumulated Elements of Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balance at December 31, 2010	34,322,055	$435	$409,558	$300,030	$1,714	$(628,921)	$82,816
Issuance of common stock upon the exercise of stock options and release of restricted stock units	306,248	4	1,656	—	—	—	1,660
Issuance of common stock under the employee stock purchase plan	16,970	—	502	—	—	—	502
Share-based compensation	—	—	8,118	—	—	—	8,118
Tax effect of share-based compensation	—	—	(1,516)	—	—	—	(1,516)
Purchase of treasury shares	(1,342,778)	—	—	—	—	(43,308)	(43,308)
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(245)	—	(245)
Foreign currency hedge	—	—	—	—	(200)	—	(200)
Cumulative translation adjustment	—	—	—	—	(492)	—	(492)
Payment of dividends	—	—	—	(20,426)	—	—	(20,426)
Net income	—	—	—	52,655	—	—	52,655

Balance at December 31, 2011	33,302,495	$439	$418,318	$332,259	$777	$(672,229)	$79,564
Issuance of common stock upon the exercise of stock options and release of restricted stock units	344,245	3	1,420	—	—	—	1,423
Issuance of common stock under the employee stock purchase plan	19,420	—	613	—	—	—	613
Share-based compensation	—	—	9,214	—	—	—	9,214
Tax effect of share-based compensation	—	—	(2,074)	—	—	—	(2,074)
Purchase of treasury shares	(328,823)	—	—	—	—	(13,774)	(13,774)
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(174)	—	(174)
Foreign currency hedge	—	—	—	—	191	—	191
Cumulative translation adjustment	—	—	—	—	26,871	—	26,871
Payment of dividends	—	—	—	(23,403)	—	—	(23,403)
Net income	—	—	—	37,051	—	—	37,051

Balance at December 31, 2012	33,337,337	$442	$427,491	$345,907	$27,665	$(686,003)	$115,502
Issuance of common stock upon the exercise of stock options and release of restricted stock units	436,146	5	1,093	—	—	—	1,098
Issuance of common stock under the employee stock purchase plan	19,616	—	910	—	—	—	910
Share-based compensation	—	—	12,547	—	—	—	12,547
Tax effect of share-based compensation	—	—	2,087	—	—	—	2,087
Purchase of treasury shares	(169,097)	—	—	—	—	(9,806)	(9,806)
Foreign currency hedge	—	—	—	—	333	—	333
Interest rate swap, net of tax	—	—	—	—	528	—	528
Cumulative translation adjustment	—	—	—	—	14,761	—	14,761
Payment of dividends	—	—	—	(30,189)	—	—	(30,189)
Net income	—	—	—	31,971	—	—	31,971

Balance at December 31, 2013	33,624,002	$447	$444,128	$347,689	$43,287	$(695,809)	$139,742

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Operations

The Corporate Executive Board Company (“CEB” or the “Company”) is a member-based advisory company that equips senior executives and their teams with insight and actionable solutions to drive corporate performance. By combining the best practices of thousands of member companies with its proprietary research methodologies, benchmarking assets, and human capital analytics, CEB equips senior executives and their teams with insight and actionable solutions to drive corporate performance. This distinctive approach, pioneered by CEB, enables executives to harness peer perspectives and tap into breakthrough innovation without costly consulting or reinvention. The CEB member network includes more than 15,000 executives and the majority of top companies globally. On August 2, 2012, CEB completed the acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), a global leader in cloud-based talent measurement and management solutions headquartered in the United Kingdom (“UK”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The operating results of Toolbox.com LLC (“Toolbox.com”) are classified as discontinued operations in 2011.

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

Foreign Currency

The functional currency of the Company’s wholly-owned subsidiaries is generally the applicable local currency. For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates for the appropriate operating period. Capital accounts and other balances designated as long-term in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ equity as a component of Accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in Other (expense) income, net in the consolidated statements of operations. The Company’s SHL UK subsidiary currently maintains a significant portion of its cash balances in US dollars. As a result, the cash held in US dollars is remeasured into the subsidiary’s UK functional currency as an adjustment to income and then translated to the Company’s USD reporting currency as an adjustment to stockholders’ equity for consolidated reporting purposes.

The functional currency of the Company’s CEB UK and CEB India subsidiaries is the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing amounts receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are remeasured at the current exchange rate, with exchange gains and losses recorded in income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are remeasured at their historical exchange rates.

In 2013, 2012, and 2011 the Company recorded a net foreign currency loss of $3.3 million, $1.3 million, and $0.3 million, respectively, which are included in Other (expense) income, net in the consolidated statements of operations.

Cash and Cash Equivalents

The Company’s cash and cash equivalents balance is primarily comprised of cash held in demand deposit accounts at various financial institutions.

Allowance for Uncollectible Revenue

The Company records an allowance for uncollectible revenue, as a reduction in revenue, based on management’s analysis and estimates as to the collectability of accounts receivable, which generally is the result of customer’s ability to pay. Revenue under membership agreements are generally recognized ratably over the membership period, typically 12 months. Accordingly, the estimated allowance for uncollectible revenue is recorded against the amount of revenue that has been recognized. Accounts receivable that has not been recognized as revenue is recorded in deferred revenue. As part of its analysis, the Company examines its collections history, the age of the receivables in question, any specific member collection issues that it has identified, general market conditions, member concentrations and current economic and industry trends. Membership fees receivable balances are not collateralized.

Property and Equipment, Net

Property and equipment, net consists of furniture, fixtures and equipment, leasehold improvements, capitalized computer software, and website development costs. Property and equipment are stated at cost, less accumulated depreciation. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation and amortization is recorded as a separate line item on the Statements of Operations and is not allocated to Cost of services; Member relations and Marketing; or General and administrative expenses.

Computer software and website development costs that are incurred in the preliminary project and planning stages are expensed as incurred. During development, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software and website development costs are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

Business Combinations

The Company records acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at their fair value at the acquisition date. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Goodwill

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.

We test goodwill for impairment annually on October 1st at the reporting unit level. We complete the first step of the goodwill impairment process (“Step 1”) for each reporting unit which involves determining whether the estimated fair value of the reporting unit exceeds the respective book value. If the reporting unit has significantly exceeded financial expectations and we believe it will continue to do so, the Company’s annual impairment test is performed qualitatively. In performing Step 1 of the goodwill impairment test, we compare the carrying amount of the reporting unit to its estimated fair value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. The estimated fair value of each reporting unit is calculated using one or both of the following generally accepted valuation techniques: the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics. The appropriate methodology is determined by management based on available information at the time of the test. In general, when both approaches are used, the estimated fair values are weighted. In general, the market approach is not weighted more than 50%.

On a quarterly basis, we consider whether the existence of events or circumstances leads to the determination that an indicator of impairment exists. These circumstances include but are not limited to deterioration in key performance indicators or industry and market conditions.

Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant change in the manner of the Company’s use of the acquired asset or the strategy for its overall business;

•	significant change in prevailing interest rates;

•	significant negative industry or economic trend;

•	market capitalization relative to net book value; and/or

•	significant negative change in market multiples of the comparable company set.

If, based on events or changing circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit does not exceed its carrying value, we would be required to test goodwill for impairment. If the Step 1 results conclude that the fair value does not exceed the book value of the reporting unit, goodwill may be impaired and additional analysis is required (“Step 2”).

Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities including any unrecognized intangible assets. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates. Our businesses operate in a number of markets and geographical regions and the products and services, because of their specialized nature, may not bear close correlation to those of market comparable company set. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, EBITDA, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and related discount rate, and expected long-term growth rates (residual growth rate). The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) revenue growth rate, (2) cash flow assumptions and (3) the discount rate. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. Revenue and EBITDA multiples for market comparable companies for the current and future fiscal periods are used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management.

The cash flows utilized in the income approach are based on our most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the Company, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The discount rate is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate company specific risk premium.

In the third quarter of 2013, we identified indicators of impairment for the PDRI reporting unit, including lower than anticipated results of operations and constrained forecasts of future operating results and rising interest rates. Accordingly, we completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, we completed Step 2 of the interim impairment which resulted in a $22.6 million goodwill impairment loss. This loss did not impact our liquidity position or cash flows for 2013. At December 31, 2013 the PDRI reporting unit has $30.7 million of goodwill.

In the third quarter of 2013, we also identified interim indicators of impairment for the SHL reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, we completed Step 1 of the interim impairment test. The carrying value was $600 million at September 30, 2013, including $375 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by approximately 1% at September 30, 2013 and accordingly, a goodwill impairment charge was not recorded for this reporting unit.

Intangible Assets, Net

Intangible assets consist of those assets that arise from business combinations consisting of customer relationships, intellectual property, trade names, and software. These assets are being amortized on a straight-line basis over estimated useful lives of 2 to 20 years.

Recovery of Long-Lived Assets (Excluding Goodwill)

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events may include, but not be limited to, unexpected customer turnover, technological obsolescence of software or intellectual property, or lower than expected operating performance of the products or services supporting these assets. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds the asset’s fair value if the asset is not recoverable.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments held through variable insurance products in a Rabbi Trust for the Company’s deferred compensation plan, accounts payable, forward currency contracts, interest rate swaps, and debt. The carrying value of these financial instruments approximates their fair value. The Company’s financial instruments also include various cost method investments in private entities which do not have readily determinable fair values because they are not actively traded.

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

•	VSOE. The Company determines VSOE based on established pricing and discounting practices for the specific service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately, or the price established by management having the relevant authority to do so for an element not yet sold separately.

•	TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately. Generally, CEB services contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitors’ selling prices are for similar offerings on a stand-alone basis. As a result, the Company generally has not been able to establish selling price based on TPE.

•	BESP. When unable to establish a selling price using VSOE or TPE, BESP is used in the allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined for deliverables by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape, and pricing practices. BESP is the measure used to allocate arrangement consideration for the majority of multiple deliverable arrangements.

The CEB segment generates the majority of its revenue from four primary service offerings: executive memberships, professional services, executive education, and services provided to the US government and its agencies by PDRI. Revenue is recognized as follows:

•	Executive membership revenue is primarily recognized on a ratable basis over the membership period, which is typically twelve months. In general, the majority of the deliverables within the Company’s memberships are consistently available throughout the membership period. Membership fees are billable, and revenue recognition begins, when a member agrees to the terms of the membership. The fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the membership period. These services are separated from the remainder of the membership and arrangement consideration is allocated based on VSOE, if available, or BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

•	Professional services revenue in the Human Resources sector is generally recognized ratably from the date services begin, which is primarily after the design of the service outputs, through the completion of the services. Professional services in the Sales sector is generally comprised of multiple element arrangements whereby arrangement consideration is allocated based on VSOE, if available, or BESP and revenue for each unit of accounting is generally recognized as services are completed.

•	Executive education revenue is recognized as services are completed. The service offering generally includes one or more classroom-based training or presentation events. If more than one delivery date is evident, arrangement consideration is allocated on a pro-rata basis and revenue is recognized on the delivery date of each event.

•	PDRI’s primary customer is the US government and its agencies. Additionally, PDRI is expanding into the commercial market and is a subcontractor to other companies supporting the US government. Agreements with customers are: fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort. Revenue from FFP projects is recognized based on costs incurred compared to estimated costs at completion, resulting in percentage complete of the total contract value. Revenue on T&M projects is recognized based on total number of hours by labor category and negotiated contract rate plus any additional other direct costs. Revenue for licenses or subscriptions of IT products or platforms is recognized proportionately over the license period. For FFP level of effort projects, revenue is based on negotiated fixed rates of labor or deliverables, not to exceed the total contract FFP value. When customer orders represent multiple element arrangements, consideration is allocated to units of accounting based on BESP.

The SHL Talent Measurement segment generates the majority of its revenue from the sale of access to its cloud based tools. Access to the tools is either subscription based or unit sale arrangements whereby units are redeemed for access. In addition to access, SHL provides consulting services including fully outsourced assessment services. The SHL segment allocates arrangement consideration to the appropriate units of accounting based on BESP when sales to customers qualify as multiple element arrangements. Revenue is recognized as follows:

•	Online product revenue from web-based unit sales is recognized upon usage, irrespective of whether the units are billed in advance or arrears. Revenue from subscription contracts is recognized ratably over the life of the contract for unlimited access.

•	Consulting revenue is recognized as services are completed. Consulting arrangements generally include a measured amount of consulting effort to be performed. Revenue is recognized based upon completed milestones defined in agreements with customers or based upon the level of effort completed through the end of each accounting period.

•	Training revenue is recognized upon delivery.

•	Outsourced assessment revenue from assessment projects is recognized as services are completed.

Deferred Incentive Compensation

Direct incentive compensation paid to the Company’s employees related to the negotiation of new and renewal customer arrangements is deferred and amortized over the term of the related arrangements as revenue is recognized.

Operating Leases

The Company has non-cancelable operating lease agreements for its offices with lease periods expiring between 2014 and 2028. The Company is committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. The Company recognizes rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. The Company recognizes sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

Share-Based Compensation

The Company has several share-based compensation plans. These plans provide for the granting of restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), stock options, deferred stock units, and incentive bonuses to employees, directors, and consultants. Share-based compensation expense is measured at the grant date of the share-based awards based on their fair value and is recognized on a straight-line basis over the vesting periods, net of an estimated forfeiture rate.

The grant date fair value of RSUs and PSAs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. The grant date fair value of SARs is calculated using a lattice valuation model. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s stock and estimated forfeiture rates of the awards. Fair value and forfeiture rate estimates are based on assumptions the Company believes to be reasonable. Actual future results may differ from those estimates.

Advertising Expense

The costs of designing and preparing advertising material are recognized throughout the production process. Communication costs, including magazine and newspaper space, radio time, and distribution, are recognized when the communication takes place. Advertising expense was $0.8 million, $0.3 million, and $0.6 million in 2013, 2012, and 2011, respectively.

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

Acquisition Related Costs

Acquisition related costs represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding, consolidation of office locations and associated exit costs, and consolidation of technology infrastructure.

Concentration of Credit Risk and Sources of Revenue

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of accounts receivable and cash and cash equivalents. Concentration of credit risk with respect to accounts receivable is limited due to the large number of members and customers and their dispersion across many different industries and countries worldwide. However, the Company may be exposed to a declining customer base in periods of unforeseen market downturns, severe competition, or international developments. The Company performs periodic evaluations of the customer base and related receivables and establishes allowances for potential credit losses.

The Company’s international operations subject it to risks related to currency exchange fluctuations. Prices for the CEB segment products and services are primarily denominated in US dollars, even when sold to members that are located outside the US; however, the Company began offering foreign currency billing in 2012 to certain members outside the US. Many of the costs associated with the Company’s operations located outside the United States are denominated in local currencies.

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

The Company maintains a portfolio of cash and cash equivalents which is designed for safety of principal and liquidity. The Company performs periodic evaluations of the relative credit ratings related to the financial institutions holding the Company’s cash and cash equivalents.

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

	Year Ended December 31,
	2013	2012	2011
Basic weighted average shares outstanding	33,543	33,462	34,071
Effect of dilutive shares outstanding	400	359	348

Diluted weighted average shares outstanding	33,943	33,821	34,419

In 2013, 2012, and 2011, 0.4 million, 0.8 million, and 1.8 million shares, respectively, related to share-based compensation awards were excluded from the calculation of the effect of dilutive shares outstanding shown above because their impact would be anti-dilutive.

Note 3. Recent Accounting Pronouncements

Recently Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This update was effective for the Company in the first quarter of 2013 and was applied prospectively. Other than requiring additional disclosures, adoption of this new guidance did not have a significant impact on the Company’s consolidated financial statements.

Note 4. Acquisitions

Investments in Other Entities

The Company made investments totaling $11.2 million in three private entities in 2013. At December 31, 2013, the Company made a total of five investments in private entities with an aggregate carrying amount of $14.6 million included in Other non-current assets in the consolidated balance sheets. The cost method is used for these investments as the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the fair value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practicable to estimate.

SHL

On August 2, 2012, the Company completed the acquisition of 100% of the equity interests of SHL pursuant to a sale and purchase agreement entered into on July 2, 2012. The acquisition significantly expanded the addressable market of both companies through an increased global presence across major developed and emerging markets, enhancing the Company’s ability to scale and extend its existing platform with technology-driven solutions.

The purchase price was approximately $654 million in cash. The Company used borrowings under a senior secured credit facility and approximately $121 million of its available cash on hand to fund the purchase price. Transaction costs incurred by CEB and SHL were $19.3 million, including a $5.1 million settlement of the currency forward contract that the Company put in place on July 2, 2012 to hedge its obligation to pay a portion of the purchase price in GBP.

Under the acquisition method of accounting, the total purchase price was allocated to SHL’s tangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The following table is a reconciliation of the preliminary purchase price allocation at December 31, 2012 to the final purchase price allocation based on the final fair value of the acquired assets and assumed liabilities at the acquisition date (in thousands):

	Preliminary	Adjustments	Final
Cash and cash equivalents	$5,748	—	$5,748
Accounts receivable	42,026	—	42,026
Other current assets	12,590	1,665	14,255
Property and equipment	12,741	—	12,741
Other non-current assets	1,624	(1,581)	43
Accounts payable and accrued liabilities	(37,224)	9,663	(27,561)
Deferred income taxes, net	(93,898)	5,054	(88,844)
Deferred revenue	(21,070)	—	(21,070)
Other liabilities	(5,545)	(2,557)	(8,102)

Net tangible liabilities assumed	(83,008)		(70,764)
Intangible assets acquired
Customer relationships	166,100	—	166,100
Acquired intellectual property	96,600	—	96,600
Trade names	60,500	—	60,500
Goodwill	413,808	(12,244)	401,564

Total purchase price allocation	$654,000		$654,000

In 2013, the Company adjusted its preliminary valuation of the acquired assets and liabilities assumed based upon new information pertaining to acquisition date fair values and for the correction of errors in income taxes payable and goodwill. The total adjustment to goodwill included in the table above is $12.2 million. Of this amount, approximately $10.9 million related to the correction of errors (see Note 9). The adjustments primarily relate to the remeasurement and correction of certain domestic and statutory tax liabilities and valuation of deferred tax assets attributable to SHL at the time of acquisition. Based on qualitative and quantitative factors considered, the Company deemed the adjustments to be immaterial to the overall consolidated financial statements. Thus, the consolidated balance sheet at December 31, 2012 has not been retrospectively adjusted to include the effect of the measurement period adjustments. The allocation of the purchase price is now final.

Goodwill and intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $90.1 million related to the difference in the book and tax basis of identifiable intangible assets. The final allocation of goodwill by reportable segment was $348.0 million to SHL Talent Measurement and $53.6 million to PDRI (included in the CEB segment) before the 2013 PDRI goodwill impairment.

Customer relationships will be amortized over ten to fifteen years, acquired intellectual property will be amortized over seven to fifteen years, and trade names will be amortized over three to fifteen years. The estimated aggregate amortization expense relating to SHL Talent Measurement and PDRI intangible assets for each of the succeeding five years ended 2014 through 2018 is $30.8 million, $29.3 million, $27.2 million, $27.2 million, and $27.2 million, respectively, and $157.0 million thereafter.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34 million. Of this amount, $17.1 million and $9.9 million would have been recognized as revenue in 2012 and 2013, respectively, if not written down in purchase accounting. The remaining $7.0 million would have been recognized as revenue primarily in 2014 and 2015 if not written down in purchase accounting.

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

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the Company’s operating results as if the SHL acquisition had been completed on January 1, 2011. The pro forma financial information includes the impact of fair value adjustments, including a $35 million deferred revenue fair value adjustment (at the acquisition date exchange rate) on revenue recognized, amortization expense from acquired intangible assets, interest expense, and the related tax effects. In preparing the pro forma financial information, the Company has assumed that $27 million of the deferred revenue fair value adjustment would be recognized in 2011 and $8 million would be recognized in 2012. In addition, Acquisition and related costs are presented in 2011 assuming the acquisition took place on January 1, 2011. Accordingly, the following unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 2011 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity (Unaudited and in thousands):

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

Note 5. Discontinued Operations

In 2011, the Company also generated advertising and content-related revenue through its former wholly-owned subsidiary, Toolbox.com. The Company sold substantially all of the assets of Toolbox.com on December 30, 2011 for $2.1 million. The components of discontinued operations included in the consolidated statements of operations consisted of (in thousands):

Year Ended December 31, 2011
Revenue	$5,251
Costs and expenses:
Cost of services	3,202
Member relations and marketing	2,115
General and administrative	2,930
Depreciation and amortization	782
Loss on disposal	3,503

Loss from discontinued operations before provision for income taxes	(7,281)
Provision for income taxes	(2,489)

Loss from discontinued operations, net of provision for income taxes	$(4,792)

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$119,554	$—	$—	$72,699	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	16,975	—	—	15,267	—
Forward currency exchange contracts	—	761	—	—	111	—
Interest rate swaps	—	880	—	—	—	—

Investments held through variable insurance products in a Rabbi Trust consist of mutual funds available only to institutional investors. The fair value of these investments are based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments held by the mutual funds are observable inputs. The fair value of foreign currency exchange contracts and interest rate swaps are based on bank quotations for similar instruments using models with market-based inputs.

Certain assets, such as goodwill and intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded fair value adjustments relating to the PDRI reporting unit goodwill impairment in 2013 (see Note 9). Any such fair value measurements would be included in the Level 3 fair value hierarchy.

Note 7. Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2013	2012
Billed	$199,327	$178,117
Unbilled	74,033	63,891

	273,360	242,008
Allowance for uncollectible revenue	(2,096)	(2,409)

Total accounts receivable, net	$271,264	$239,599

Note 8. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2013	2012
Furniture, fixtures, and equipment	$76,438	$61,888
Leasehold improvements	93,391	85,772
Computer software and website development costs	58,149	45,275

	227,978	192,935
Accumulated depreciation	(121,124)	(95,973)

Total property and equipment, net	$106,854	$96,962

The Company has capitalized approximately $58.1 million relating primarily to the development of member facing websites that the Company uses to deliver research and advisory tools to customers. The net book value of these assets was $23.8 million and $18.3 million at December 31, 2013 and 2012, respectively. Depreciation expense for internally developed capitalized website development and internal use software was $7.4 million, $5.4 million, and $3.4 million in 2013, 2012, and 2011, respectively. Total depreciation expense was $25.2 million, $19.6 million, and $13.5 million in 2013, 2012, and 2011, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 9. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	December 31, 2013			December 31, 2012
	CEB segment	SHL Talent Measurement segment	Total	CEB segment	SHL Talent Measurement segment	Total
Beginning of year	$94,286	$377,013	$471,299	$29,492	$—	$29,492
Goodwill acquired	—	—	—	64,499	360,165	424,664
Purchase accounting adjustments	(422)	(11,822)	(12,244)	—	7,300	7,300
Impairment loss	(22,600)	—	(22,600)	—	—	—
Impact of foreign currency	(145)	6,465	6,320	295	9,548	9,843

Net goodwill, end of year	$71,119	$371,656	$442,775	$94,286	$377,013	$471,299

Accumulated impairment loss, end of year	$(22,600)	$—	$(22,600)	$—	$—	$—

The purchase accounting adjustments in the table above include $10.9 million related to the correction of errors in the acquisition date balance sheets of PDRI and SHL. The adjustments primarily relate to the remeasurement and correction of certain domestic and statutory tax liabilities and valuation of deferred tax assets attributable to SHL at the time of acquisition. The resulting $10.9 million goodwill decrease was recorded in the fourth quarter of 2013. The purchase accounting adjustments in the above table have been calculated using the acquisition date foreign currency exchange rate. These errors have been deemed immaterial based on the consideration of quantitative and qualitative factors.

Goodwill for certain of the Company’s foreign subsidiaries is recorded in their functional currency, which is their local currency, and therefore is subject to foreign currency translation adjustments.

PDRI Impairment Loss

In the quarter ended June 30, 2013, the Company was beginning to see the effects of the US Federal government’s budget constraints in the operating results of PDRI, which is a reporting unit included in the CEB reportable segment. Based on insights gained from business activities that align with the US Federal government’s September 30th fiscal year-end and PDRI’s results of operations for the quarter ended September 30, 2013, the Company determined that near to mid-term future revenues and cash flows for the PDRI reporting unit will likely be lower than previously forecasted. Based on these indicators of impairment, which also include rising interest rates, management concluded it was not more likely than not that the fair value of the PDRI reporting unit exceeded its carrying value at September 30, 2013.

Accordingly, the Company completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, the Company completed Step 2 of the interim impairment analysis which resulted in a $22.6 million goodwill impairment loss. This loss did not impact the Company’s current liquidity position or cash flows for 2013. At December 31, 2013 the PDRI reporting unit has $30.7 million of goodwill.

Management used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach included revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions which had the most significant effect on the valuation estimates are: 1) the projected revenues which include estimates for growth in future periods from expansion into other markets, 2) the projected cash flows which are driven by the revenue estimates and estimates of improved EBITDA margins in the future forecast period, and 3) the discount rate. Management, in conjunction with its external valuation advisors, determined that due to the small size and specialized nature of the PDRI reporting unit, there was not sufficient comparable market data upon which to reliably estimate the fair value of the reporting unit under the market approach; however, management did consider comparable companies as a test of reasonableness for the estimate of fair value.

Under the income approach, management used internally generated projected financial information which included revenue growth rates that considered the Company’s plan for the expansion of PDRI into the commercial market. The near to mid-term future EBITDA margins were also estimated to increase each year over the forecast period. The assumed discount rate utilized was 15.5% and includes consideration of the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $4 million decrease in the estimated fair value of the reporting unit, which would further reduce the implied fair value of goodwill. Assessing the fair value of a reporting unit under the income approach requires, among other things, assumptions of estimated future cash flows. These assumptions are inherently imprecise and are based on assumptions about future conditions, transactions, or events whose outcome are uncertain and will therefore be subject to change over time. The Company makes every effort to estimate operating results and cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment of goodwill in future periods. As goodwill in the PDRI reporting unit was written down to its estimated implied fair value at September 30, 2013, goodwill in this reporting unit is particularily “at-risk” for additional future impairment. If PDRI is not successful in selling its services commercially, or if the US Federal government spending cuts are deeper than currently anticipated, updated estimates of operating results could result in future impairment. In addition, increases in interest rates, if not offset by increased operating performance, could also lead to future impairment indicators.

SHL Talent Measurement Impairment Test

In the third quarter of 2013, the Company identified interim indicators of impairment for the SHL Talent Measurement reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, management completed Step 1 of the interim goodwill impairment analysis. The carrying value was $600 million at September 30, 2013, including $375 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL Talent Measurement reporting unit exceeded its carrying value by approximately 1%. The estimate of fair value was based on generally accepted valuation techniques and information available at the date of the assessment, which incorporated management assumptions about expected revenue and future cash flows and available market information for comparable companies.

The process of evaluating fair value of the SHL Talent Measurement reporting unit is highly subjective and requires significant judgment and estimates as the reporting unit operates in a number of markets and geographical regions. Management used a combination of the income and market approaches and weighted the outcomes to determine its best estimate of fair value. The assumptions used in the income approach included revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions used in the market approach included the selection of comparable companies which are subject to change based on the economic characteristics of the reporting unit. The assumptions which have the most significant effect on the valuation estimates are: 1) the projected revenues which included accelerated revenue growth during the forecast period from recent initiatives undertaken to improve the effectiveness of sales operations, 2) the projected cash flows which reflect improvement in EBITDA margin from ongoing integration efforts, 3) the discount rate, and 4) the list of comparable companies used in the market approach.

Under the income approach, management used internally generated projected financial information which included revenue growth rates which reflect recent investments in the sales operations structure in this business. The near to mid-term future EBITDA margins were also estimated to increase each year over the forecast period. The assumed discount rate utilized was 13.0%. The assumed discount rate included consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

Under the market approach, management used an average of revenue and EBITDA multiples. The revenue multiples utilized were in a range of 2.75 to 3.25 times current and future period revenue estimates. The EBITDA multiples utilized were in a range of 10 to 12 times current and future period EBITDA estimates.

As previously stated, the interim impairment test for SHL Talent Measurement at September 30, 2013 indicated that goodwill was not impaired. The Company further concluded that goodwill for this reporting unit was not impaired at October 1, 2013, the date of the required annual impairment test. While no impairment indicators were identified in the fourth quarter of 2013, due to the small margin of fair value in excess of carrying value, this reporting unit remains at considerable risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $26 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would result in a $15 million decrease in the estimated fair value of the reporting unit. Such a change in either of these assumptions individually would have resulted in the reporting unit failing Step 1 of the interim goodwill impairment analysis at September 30, 2013.

Note 10. Intangible Assets, Net

Intangible assets, net at December 31, 2013 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$196,296	$29,219	$167,077	12.0
Acquired intellectual property	98,855	19,176	79,679	13.5
Trade names	66,048	7,954	58,094	13.2
Software	11,223	6,381	4,842	1.5

Total intangible assets, net	$372,422	$62,730	$309,692	12.5

Intangible assets, net at December 31, 2012 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$191,348	$12,731	$178,617	12.8
Acquired intellectual property	95,012	7,984	87,028	14.4
Trade names	64,082	2,910	61,172	14.1
Software	10,877	2,503	8,374	2.4

Total intangible assets, net	$361,319	$26,128	$335,191	13.2

The Company’s intangible assets for foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments. As part of the interim impairment test for PDRI, the Company completed a recoverability test related to the amortizable intangible assets of PDRI and no adjustment was required.

Amortization expense was $34.9 million, $18.3 million, and $3.4 million in 2013, 2012, and 2011, respectively. Future expected amortization of intangible assets at December 31, 2013 is as follows (in thousands):

2014	$34,844
2015	31,979
2016	28,846
2017	28,214
2018	28,214
Thereafter	157,595

Total	$309,692

Note 11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$11,911	$12,293
Advanced membership payments received	16,039	14,722
Other accrued liabilities	57,344	57,348

Total accounts payable and accrued liabilities	$85,294	$84,363

Note 12. Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred compensation	$15,875	$12,397
Lease incentives	33,209	28,816
Deferred rent benefit	34,596	28,351
Deferred revenue – long term	13,739	10,523
Other	18,005	18,554

Total other liabilities	$115,424	$98,641

Note 13. Senior Secured Credit Facilities

On July 2, 2012, the Company, together with certain of its subsidiaries acting as guarantors, entered into a senior secured credit agreement which was subsequently amended and restated on July 18, 2012, on August 1, 2012, and again on August 2, 2013 (as amended and restated, the “Credit Agreement”). The Credit Agreement originally provided for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility”, and together with the Term Facilities, the “Original Senior Secured Credit Facilities”). The Term Loan A Facility and the Revolving Credit Facility were scheduled to mature on August 2, 2017 and the Term Loan B Facility was scheduled to mature on August 2, 2019.

On August 2, 2012, in connection with the closing of the SHL acquisition, the full amounts of the Term Loan A Facility and the Term Loan B Facility were drawn and $30 million under the Revolving Credit Facility was drawn. In addition, $6 million of availability under the Revolving Credit Facility was used to cover letters of credit that were issued to replace similar letters of credit previously issued under the Company’s prior senior unsecured credit facility which was terminated concurrently with the drawings under the Original Senior Secured Credit Facilities. The Company repaid $10 million of the principal amount outstanding under the Revolving Credit Facility in December 2012 and the remaining outstanding amount of $20 million in January 2013.

On August 2, 2013, the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment (i) replaced the existing Term Loan A Facility with new refinancing term A-1 loans (the “Refinancing Term A-1 Loans”) in an aggregate principal amount of $269.6 million, which was fully drawn on August 2, 2013, (ii) established a new tranche of incremental term A-1 loans (the “Incremental Term A-1 Loans” and together with the Refinancing Term A-1 Loans, the “Term A-1 Loans”) in an aggregate principal amount of $253.8 million, which was fully drawn on August 2, 2013, and (iii) increased the existing revolving commitments with new tranche A revolving commitments (the “Tranche A Revolving Commitments” and the loans thereunder, the “Tranche A Revolving Loans”) in an aggregate principal amount of $100 million for a total aggregate principal amount of $200 million, none of which was drawn in connection with the closing of the Amendment. The Company refers to the Original Senior Secured Credit Facilities, as modified by the Amendment, as the Senior Secured Credit Facilities.

Amounts drawn under the Refinancing Term A-1 Loan tranche were used to prepay and terminate the Company’s existing Term Loan A Facility. Amounts drawn under the Incremental Term A-1 Loan tranche were used to prepay and terminate the Company’s existing Term Loan B Facility and pay transaction related fees and expenses.

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at the option of the Company, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios. The annual interest rate on the Term A-1 Loans was 2.42% at December 31, 2013.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year, beginning with the year ended December 31, 2013. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. No mandatory prepayments were required for the year ended December 31, 2013. In the event future actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s accompanying consolidated balance sheets. The Company was in compliance with all of the covenants at December 31, 2013.

Certain investors of the Term Loan A Facility and the Term Loan B Facility reinvested in the Term A-1 Loans and the change in the present value of future cash flows between the investments was less than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt modification. Certain investors of the Term Loan A Facility and the Term Loan B Facility either did not invest in the Term A-1 Loans or the change in the present value of future cash flows between the investments was greater than 10%. Accordingly, the Company accounted for this refinancing event for these investors as a debt extinguishment. The Tranche A Revolving Loans were accounted for as a modification as the borrowing capacity of the new arrangement was greater than the borrowing capacity of the old arrangement and there was no change to the investors. In applying debt modification accounting in 2013, the Company recorded $12.9 million in loan origination fees and deferred financing costs, of which $10.6 million related to investors of the Term Facilities that reinvested in the Term A-1 Loans and the Revolving Credit Facility and $2.3 million related to costs associated with the refinancing. These loan origination fees and deferred financing costs are being amortized into interest expense over the term of the Term A-1 Loans using the effective interest method. In addition, the Company recorded $6.7 million in debt extinguishment costs, comprised of a $4.9 million write-off of loan origination fees and deferred financing fees for debt considered to be extinguished and $1.8 million of debt modification expense.

Total amortization expense of loan origination fees and deferred financing costs was $2.8 million and $1.8 million in 2013 and 2012, respectively. The Company paid interest of $20.3 million and $8.4 million in 2013 and 2012, respectively.

The future minimum payments for the Term A-1 Loans are as follows for the years ended December 31st (in thousands):

2014	$10,750
2015	15,750
2016	20,750
2017	20,750
2018	450,000

Total principal payments	518,000
Less: unamortized original issue discount	2,172

Present value of principal payments	515,828
Less: current portion	10,274

Debt – long term	$505,554

The Company believes the carrying value of its long term debt approximates its fair value as the terms and interest rates approximate market rates.

Note 14. Derivative Instruments and Hedging

The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the CEB segment’s products and services are denominated primarily in US dollars (“USD”), including products and services sold to members that are located outside the United States. Many of the costs associated with the CEB segment operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the USD in countries where the CEB segment has foreign operations would result in higher effective operating costs and reduced earnings. The Company uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its CEB UK subsidiary. A forward contract obligates the Company to exchange a predetermined amount of USD to make equivalent GBP payments equal to the value of such exchanges.

In October 2013, the Company entered into interest rate swap arrangements with notional amounts totaling $275 million which amortize to $232 million through the August 2, 2018 maturity date of the Term A-1 Loans. The interest rate swap will effectively fix the Company’s interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loans. The arrangements, designated as cash flow hedging instruments, protect against adverse fluctuations in interest rates by reducing the Company’s exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months and from interest rate swaps is 56 months. The forward currency contracts and interest rate swaps are recognized in the consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was $11.9 million and $10.4 million at December 31, 2013 and 2012, respectively.

The fair value of derivative instruments on the Company’s consolidated balance sheets was as follows (in thousands):

	December 31,
Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$761	$111
Other non-current assets	$880	$—

Derivatives not designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$—	$14
Liability Derivatives
Accounts payable and accrued liabilities	$—	$9

The pre-tax effect of derivative instruments on the Company’s consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Forward currency contracts	$384	$684
Interest rate swap	880	—

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	December 31,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2013	2012
Cost of services	$(77)	$163
Member relations and marketing	(63)	133
General and administrative	(31)	66

	$(171)	$362

Note 15. Stockholders’ Equity and Share-based Compensation

Share-Based Compensation

Under share-based compensation plans, the Company currently has outstanding RSUs, SARs, and PSAs granted to employees and directors. Share-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

The Company recognized total share-based compensation costs of $12.5 million, $9.2 million, and $8.1 million in 2013, 2012, and 2011, respectively. These amounts are allocated to cost of services, member relations and marketing, and general and administrative expenses in the consolidated statements of operations. The total income tax benefit for share-based compensation arrangements was $5.0 million, $3.7 million, and $3.2 million in 2013, 2012, and 2011, respectively. At December 31, 2013, $27.2 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

Equity Incentive Plans

In June 2012, the Company’s stockholders approved and the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”), which provides for the granting of stock options, SARs, restricted stock, RSUs, deferred stock units, and incentive bonuses. The 2012 Plan provides for the issuance of up to 5,600,000 shares of common stock plus any shares subject to outstanding awards under the 2004 Incentive Plan (the “2004 Plan”) that, on or after June 7, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares), up to an aggregate maximum of 11,198,113 shares. Prior to the approval of the 2012 Plan, share based awards were issued under the 2004 plan. Upon stockholder approval of the 2012 Plan, the 2004 Plan was suspended and no new grants will be made under the 2004 Plan. The Company had 6.9 million shares available for issuance under the 2012 Plan at December 31, 2013. Each RSU and PSA grant counts 2.5 to 1 and each SAR grant counts 1 to 1 against the shares available for issuance under the 2012 Plan.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	2013		2012		2011
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	782,517	$33.83	826,482	$26.58	832,457	$19.33
Granted	320,204	56.65	324,384	42.38	317,934	38.27
Forfeited	(27,489)	45.35	(75,729)	30.39	(74,143)	21.49
Vested	(325,277)	27.18	(292,620)	23.74	(249,766)	18.80

Nonvested, end of year	749,955	$46.03	782,517	$33.83	826,482	$26.58

Performance Based Stock Awards

The following table summarizes the changes in PSAs:

	2013		2012		2011
	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	32,834	$41.87	—	$—	—	$—
Granted	27,805	56.15	32,834	41.87	—	—
Forfeited	—	—	—	—	—	—
Vested	—	—	—	—	—	—

Nonvested, end of year	60,639	$48.42	32,834	$41.87	—	$—

PSAs are granted to the Company’s corporate leadership team. The ultimate number of PSAs that will vest is based upon the achievement of specified levels of revenue and Adjusted EBITDA in the three year period ended December 31, 2014 and 2015, respectively.

Stock Appreciation Rights

The following table summarizes the changes in SARs:

	2013		2012		2011
	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price
Outstanding, beginning of year	981,133	$64.53	1,118,258	$62.81	1,289,073	$63.08
Granted	—	—	—	—	—	—
Forfeited	(221,010)	97.56	(58,375)	63.58	(132,690)	71.76
Exercised	(172,125)	41.47	(78,750)	40.80	(38,125)	40.78

Outstanding, end of year	587,998	$58.87	981,133	$64.53	1,118,258	$62.81

Vested or expected to vest, end of year	585,898	$58.97	976,933	$64.68	1,085,878	$63.62

Exercisable, end of year	572,998	$59.62	951,133	$65.62	958,951	$66.92

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. At December 31, 2013 and 2012, the Company had 572,998 and 387,880 vested SARs with an aggregate intrinsic value of $10.2 million and $2.7 million, respectively. The total intrinsic value of SARs exercised in 2013 and 2012 was $3.1 million and $0.5 million, respectively.

The following table summarizes the characteristics of SARs at December 31, 2013:

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years
$30.01 – $ 45.74	245,755	$38.39	1.80	230,755	$38.93	1.68
66.60 – 76.00	342,243	73.57	0.32	342,243	73.57	0.32

$30.01 – $ 76.00	587,998	$58.87	0.94	572,998	$59.62	0.87

Stock Options

The following table summarizes the changes in stock options:

	2013		2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	153,145	$40.91	672,865	$58.79	1,122,865	$53.44
Granted	—	—	—	—	—	—
Forfeited	—	—	(475,875)	66.97	(381,625)	47.82
Exercised	(153,145)	40.91	(43,845)	32.46	(68,375)	32.16

Outstanding, end of year	—	$—	153,145	$40.91	672,865	$58.79

Vested or expected to vest, end of year	—	$—	153,145	$40.91	672,865	$58.79

Exercisable, end of year	—	$—	153,145	$40.91	672,865	$58.79

At December 31, 2012, the Company had vested stock options outstanding to purchase an aggregate of 80,905 shares with an aggregate intrinsic value of $1.2 million, respectively. The total intrinsic value of stock options exercised in 2013, 2012, and 2011 was $2.1 million, $0.4 million, and $0.5 million, respectively.

Share Repurchases

In August 2011, the Company’s Board of Directors authorized a $50 million stock repurchase program for the Company’s common stock, which expired on December 31, 2012. In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program, which is authorized through December 31, 2014. In 2013, 2012, and 2011, the Company repurchased 0.2 million, 0.2 million, and 1.3 million shares of its common stock, respectively, at a total cost of $2.7 million, $10.0 million, and $40.3 million, respectively, pursuant to publicly announced plans. The remaining repurchase activity in 2013, 2012, and 2011 related to common stock surrendered by employees to satisfy federal and state tax withholding obligations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. In February 2014, the Board of Directors declared a first quarter cash dividend of $0.2625 per share. The dividend is payable on March 31, 2014 to stockholders of record at the close of business on March 14, 2014. In 2013, the Board of Directors declared and paid quarterly cash dividends of $0.225 per share for each quarter of 2013.

Preferred Stock

The Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share at December 31, 2013 and 2012. No shares were issued and outstanding at December 31, 2013 and 2012.

Note 16. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current tax expense
Federal	$30,421	$35,279	$25,478
State and local	6,901	8,062	5,604
Foreign	3,411	2,685	2,335

Total current tax expense	40,733	46,026	33,417
Deferred tax (benefit) expense
Federal	425	(2,662)	5,207
State and local	(397)	(544)	1,238
Foreign	(12,294)	(5,251)	(1,002)

Total deferred tax (benefit) expense	(12,266)	(8,457)	5,443

Provision for income taxes	$28,467	$37,569	$38,860

In 2013, 2012, and 2011, the Company made cash payments for income taxes of $43.4 million, $36.9 million, and $28.3 million, respectively. As a result of the sale of Toolbox.com, the Company received tax deductions in 2011 lowering cash payments for income taxes in 2011. Additionally, the disposition resulted in prepaid income taxes of $11.6 million at December 31, 2011 which lowered the Company’s cash payments for income taxes in 2012.

The components of Income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
US sources	$67,248	$87,994	$94,459
Non-US sources	(6,810)	(13,374)	1,848

Total	$60,438	$74,620	$96,307

The provision for income taxes differs from the amount of income taxes determined by applying the US federal income tax statutory rate to income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statutory US federal income tax rate	35.0%	35.0%	35.0%
Effect of foreign tax rates	2.5	1.9	0.1
State income taxes, net of US federal benefit	7.5	6.2	5.1
Goodwill impairment	13.1	—	—
Effect of financing	(6.9)	(1.5)	—
Remeasurement (losses) gains	(3.4)	(0.1)	0.2
Change in valuation allowance	4.1	—	—
Tax rate changes	(8.3)	0.2	(0.1)
Disallowed expenses, including transaction costs	1.9	7.1	1.2
Other	1.6	1.5	(1.1)

Effective tax rate	47.1%	50.3%	40.4%

In July 2013, the UK Finance Act of 2013 received royal assent leading to a scheduled reduction in the UK corporation tax rate to 20% by April 1, 2015. The impact of this legislative change on the Company’s net deferred tax liabilities was $4.8 million in 2013. The $22.6 million PDRI goodwill impairment loss was not deductible for income tax purposes. Certain prior year amounts have been reclassified to conform to the current year presentation.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Share-based compensation	$7,949	$10,664
Accrued incentive compensation	17,537	14,460
Accruals and reserves	885	1,227
Net operating loss and tax credit carryforwards	16,142	15,846
Deferred compensation plan	4,748	4,580
Deferred revenue	6,649	—
Operating leases and lease incentives	22,588	21,911
Other	2,491	3,403

Total deferred tax assets	78,989	72,091
Valuation allowance	(11,463)	(11,248)

Total deferred tax assets, net of valuation allowance	67,526	60,843
Deferred tax liabilities
Deferred incentive compensation	9,635	6,974
Depreciation	11,439	9,688
Goodwill and intangibles	76,663	91,085
Deferred revenue	—	372
Other	557	82

Total deferred tax liabilities	98,294	108,201

Net deferred tax liabilities	$30,768	$47,358

In estimating future tax consequences, the Company considers all expected future events in the determination and valuation of deferred tax assets and liabilities. The valuation allowance at December 31, 2013 was primarily due to state tax credit carryforwards from Washington DC and foreign loss carryforwards generated in 2013. The valuation allowance at December 31, 2012 was primarily due to state tax credit carryforwards from Washington DC and foreign loss carryforwards acquired through the SHL acquisition which were determined to be unavailable due to the change in SHL ownership. The net change in the valuation allowance was an increase of $0.2 million and $3.4 million in 2013 and 2012, respectively. The increase in the valuation allowance in 2012 was primarily due to the establishment of a valuation allowance against foreign loss carryforwards acquired through the purchase of SHL.

The Company has $7.5 million of US Federal and state net operating loss carryforwards available at December 31, 2013 as a result of the acquisition of Iconoculture. These carryforwards will be available to offset future income through 2031. The Company has $12.7 million of non-trading loss carryforwards available in foreign jurisdictions, which are fully reserved at December 31, 2013. These carryforwards are potentially available indefinitely. The use of these net operating loss carryforwards may be limited.

The Company has Washington DC tax credit carryforwards resulting in a deferred tax asset of $7.2 million at December 31, 2013 and 2012, respectively. These credits expire in years 2015 through 2018. The Company recorded a $7.2 million valuation allowance related to these credit carryforwards at December 31, 2013 and 2012, respectively.

Undistributed earnings of the Company’s foreign subsidiaries were $37.6 million, $34.0 million, and $23.5 million at December 31, 2013, 2012, and 2011, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for applicable taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the US liability.

A reconciliation of the beginning and ending unrecognized tax benefit was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of the year	$5,074	$1,132	$2,563
Additions based on tax positions related to the current year	1,686	23	24
Additions for tax positions of prior years	10,856	—	210
Positions assumed in SHL acquisition	—	3,999	—
Reductions for tax positions of prior years	(467)	—	—
Reductions for lapse of statute of limitations	(1,105)	(80)	(1,665)
Settlements	—	—	—

Balance at end of the year	$16,044	$5,074	$1,132

The Company files income tax returns in US Federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2010. The Company’s unrecognized tax benefit would affect the Company’s effective tax rate if recognized. Interest and penalties recognized related to uncertain tax positions amounted to $(0.2) million, $0.2 million, and $0.2 million in 2013, 2012, and 2011, respectively. Accrued interest and penalties were $1.6 million and $2.9 million at December 31, 2013 and 2012, respectively, and was included in accounts payable and accrued liabilities. The Company revised its acquisition related uncertain tax benefits in 2013 resulting in an increase to unrecognized tax benefits with an offsetting decrease in interest. The Company classifies interest and penalties related to the unrecognized tax benefits in its income tax provision.

In December 2013, the Company filed claims related to income apportionment with certain state taxing jurisdictions that, if successful, would result in a refund of $8.9 million and established an uncertain tax reserve of $8.9 million. The Company has prepaid certain foreign tax assessments which are being challenged and has established an uncertain tax benefit on those taxes. The Company believes that it is reasonably possible that a decrease of up to $8.9 million in unrecognized tax benefits related to state exposures may be necessary within the coming year. In addition, the Company believes that it is reasonably possible that $0.4 million of its current other remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2014 as a result of a lapse in the statute of limitations.

The Internal Revenue Service commenced an examination of the Company’s US income tax returns for 2008 through 2010 in the second quarter of 2012. The examination was completed in 2013 with no material adjustments.

Note 17. Employee Benefit Plans

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. The Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The Company’s matching contribution is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire and an employee must be employed by the Company on the last day of the Plan year in order to vest in the Company’s contribution for that year. The Company’s contributions to the Plan were $6.4 million, $4.5 million, and $3.8 million in 2013, 2012, and 2011, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan (the “ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first or last day of the applicable offering period. In 2013, 2012, and 2011, the Company issued 19,616 shares, 19,420 shares, and 16,970 shares of common stock, respectively, under the ESPP. At December 31, 2013, approximately 0.7 million shares were available for issuance.

Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Deferred Compensation Plan provides for deferred amounts to be credited with investment returns based on investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Company invests funds sufficient to pay the deferred compensation liabilities in mutual fund investments through insurance contracts in a Rabbi Trust to match the investment options made by participants. These investments are considered trading securities, carried at fair value, and included in Other assets on the consolidated balance sheets. Earnings (losses) associated with the Deferred Compensation Plan’s assets were $2.1 million, $1.7 million, and $(0.5) million in 2013, 2012, and 2011, respectively, and are included in Interest income and other while offsetting changes in individual participant account balances are recorded as compensation expense in the consolidated statements of operations.

The Deferred Compensation Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Deferred Compensation Plan. The Company did not make any discretionary contributions to the Deferred Compensation Plan in 2013, 2012, or 2011.

Note 18. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

In September 2013, one of the subtenants of the Company’s headquarters exercised its right under the sublease to acquire additional office space of approximately 29,000 square feet. This expansion period begins in October 2014 and will co-terminate with the subtenants other sub-leases in January 2028. The Company will receive an additional $21.5 million over the duration of the sublease.

In October 2012, the Company entered into a lease agreement for 108,800 square feet in Arlington, Virginia. This increased the Company’s aggregate rent expense by $2.7 million in 2013 and by approximately $5.0 million each year thereafter through the end of the lease period. Total lease payments over the non-cancelable term ending on December 31, 2023, including escalations, will be approximately $56 million.

In November 2012, the Company entered into an agreement to extend a current sublease for one floor of its corporate headquarters and sublet an additional floor beginning on January 1, 2014 for a five year period.

Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, were as follows at December 31, 2013 (in thousands):

	Payments Due and Sublease Receipts by Period at December 31, 2013
	Total	YE 2014	YE 2015	YE 2016	YE 2017	YE 2018	Thereafter
Operating lease obligations	$604,230	$49,725	$49,613	$49,807	$47,685	$45,599	$361,801
Subleases receipts	(286,437)	(18,377)	(21,079)	(21,589)	(21,663)	(21,846)	(181,883)

Total net lease obligations	$317,793	$31,348	$28,534	$28,218	$26,022	$23,753	$179,918

Rent expense, net of sublease income, was $29.8 million, $24.2 million, and $22.2 million in 2013, 2012, and 2011, respectively.

Other

At December 31, 2013, the Company had outstanding letters of credit totaling $8.3 million to provide security deposits for certain office space leases. The letters of credit expire annually but will automatically extend for another annual term from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s operating results.

The Company continues to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $5.8 million liability at both December 31, 2013 and 2012 relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Note 19. Changes in Accumulated Elements of Other Comprehensive Income

Accumulated elements of other comprehensive income (“AOCI”) is included in the stockholders’ equity section of the consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI were as follows (in thousands):

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2012	$48	$27,617	$27,665
Net unrealized gains	758	—	758
Reclassification of gains into earnings	103	—	103
Net translation of investments in foreign operations	—	8,455	8,455
Net translation of intra-entity loans	—	6,306	6,306

Net change in Accumulated elements of other comprehensive income	861	14,761	15,622

Balance, December 31, 2013	$909	$42,378	$43,287

The translation impact of the intra-entity loans included in AOCI related to those intercompany loans which the Company deems to be of a long-term investment nature.

Note 20. Segments and Geographic Areas

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. With the acquisition of SHL, the Company now has two reportable segments, CEB and SHL Talent Measurement. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. The CEB segment also includes the operations of PDRI, a service provider of customized personnel assessment tools and services to various agencies of the US government.

The SHL Talent Measurement segment, which includes the operations of SHL (other than PDRI) that the Company acquired on August 2, 2012, provides cloud-based solutions for talent assessment and decision support as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement provides assessments that assist customers in determining potential candidates for employment and career planning as well as consulting services that are customizations to the assessments.

The Company evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the reduction of SHL Talent Measurement revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the SHL acquisition date to fair value. The Company defines segment Adjusted EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; debt extinguishment costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Management uses these non-GAAP financial measures to evaluate and compare segment operating performance. These segment non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results.

Information for the Company’s reportable segments was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue
CEB segment	$634,302	$564,062	$484,663
SHL Talent Measurement segment	185,751	58,592	—

Total revenue	$820,053	$622,654	$484,663

Adjusted revenue
CEB segment	$634,302	$564,062	$484,663
SHL Talent Measurement segment	195,665	75,726	—

Total Adjusted revenue	$829,967	$639,788	$484,663

Operating profit (loss)
CEB segment	$103,322	$97,013	$96,485
SHL Talent Measurement segment	(12,609)	(12,345)	—

Total operating profit	$90,713	$84,668	$96,485

Adjusted EBITDA
CEB segment	$173,537	$154,600	$120,757
SHL Talent Measurement segment	32,554	19,589	—

Total Adjusted EBITDA	$206,091	$174,189	$120,757

Adjusted EBITDA margin
CEB segment	27.4%	27.4%	24.9%
SHL Talent Measurement segment	16.6%	25.9%	—
Total Adjusted EBITDA margin	24.8%	27.2%	24.9%
Depreciation and amortization
CEB segment	$28,356	$24,371	$16,928
SHL Talent Measurement segment	31,731	13,487	—

Total depreciation and amortization	$60,087	$37,858	$16,928

The table below reconciles total revenue to total Adjusted revenue (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total revenue	$820,053	$622,654	$484,663
Impact of the deferred revenue fair value adjustment	9,914	17,134	—

Total Adjusted revenue	$829,967	$639,788	$484,663

The table below reconciles Net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income	$31,971	$37,051	$52,655
Loss from discontinued operations, net of provision for income taxes	—	—	4,792

Income from continuing operations	31,971	37,051	57,447
Interest expense (income), net	22,337	10,834	(596)
Depreciation and amortization	60,087	37,858	16,928
Provision for income taxes	28,467	37,569	38,860
Impact of the deferred revenue fair value adjustment	9,914	17,134	—
Acquisition related costs	11,477	24,529	—
Share-based compensation	12,547	9,214	8,118
Impairment loss	22,600
Debt extinguishment costs	6,691

Adjusted EBITDA	$206,091	$174,189	$120,757

Adjusted EBITDA Margin	24.8%	27.2%	24.9%

The following is a reconciliation of segment assets to total assets (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents
CEB segment	$69,280	$37,715
SHL Talent Measurement segment	50,274	34,984

Total cash and cash equivalents	$119,554	$72,699

Accounts receivable, net
CEB segment	$212,008	$194,276
SHL Talent Measurement segment	59,256	45,323

Total accounts receivable, net	$271,264	$239,599

Goodwill
CEB segment	$71,119	$94,286
SHL Talent Measurement segment	371,656	377,013

Total goodwill	$442,775	$471,299

Intangible assets, net
CEB segment	$42,479	$52,124
SHL Talent Measurement segment	267,213	283,067

Total intangible assets	$309,692	$335,191

Property and equipment, net
CEB segment	$88,316	$84,360
SHL Talent Measurement segment	18,538	12,602

Total property and equipment, net	$106,854	$96,962

Total assets
CEB segment	$602,471	$563,829
SHL Talent Measurement segment	781,204	758,420

Total assets	$1,383,675	$1,322,249

The Company has revenue and long-lived assets, consisting of property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States (1)	Europe	Other Countries	Total
2013
Revenue	$498,682	$173,060	$148,311	$820,053
Long-lived assets	190,253	661,517	7,550	859,320

2012
Revenue	$408,022	$104,825	$109,807	$622,654
Long-lived assets	201,455	693,445	8,552	903,452

2011
Revenue	$326,864	$71,916	$85,883	$484,663
Long-lived assets	102,550	13,424	8,080	124,054

(1)	Excludes Toolbox.com revenue of $5.3 million in 2011 classified as discontinued operations.

Note 21. Related Party Transaction

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

Note 22. Quarterly Financial Data (unaudited)

Unaudited summarized quarterly financial data was as follows (in thousands, except per-share amounts):

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$190,272	$204,610	$201,735	$223,436
Total costs and expenses	167,570	176,095	195,990	189,685
Operating profit	22,702	28,515	5,745	33,751
Income before provision for income taxes	17,854	22,019	(7,995)	28,560
Net income	$11,208	$13,568	$(5,383)	$12,578

Basic earnings (loss) per share	$0.34	$0.41	$(0.16)	$0.37
Diluted earnings (loss) per share	$0.33	$0.40	$(0.16)	$0.37

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$128,467	$135,718	$164,749	$193,720
Total costs and expenses	103,322	110,215	156,103	168,346
Operating profit	25,145	25,503	8,646	25,374
Income before provision for income taxes	26,555	24,758	5,303	18,004
Net income	$15,561	$14,765	$(456)	$7,181

Basic earnings (loss) per share	$0.47	$0.44	$(0.01)	$0.21
Diluted earnings (loss) per share	$0.46	$0.44	$(0.01)	$0.21

Note 23. Subsequent Events

In January 2014, the Company acquired the Talent Neuron platform from Zinnov LLC for $8 million in cash. The web-based solution, started in 2011, provides global talent market intelligence data, software, and decision support to assist executives with key talent planning activities.

On February 28, 2014, the Company completed the acquisition of 100% of the equity interests of KnowledgeAdvisors, Inc. (“KnowledgeAdvisors”) for a purchase price of approximately $52.0 million in cash subject to purchase price adjustments. KnowledgeAdvisors is a provider of analytics solutions for talent development professionals. KnowledgeAdvisors’ analytics platform provides benchmarks that gauge the effectiveness of Learning & Development programs and allows Chief Human Resources Officers and Chief Learning Officers to improve employee competencies and generate stronger returns on talent investments.

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

The following information is included in the Company’s Proxy Statement related to its 2014 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2013 (the “Proxy Statement”) and is incorporated herein by reference:

•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company

•	Information regarding executive officers of the Company

•	Information regarding the Company’s Audit Committee and designated “audit committee financial experts”

•	Information on the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Code of Conduct for Officers, Directors and Employees,” and on the Company’s corporate governance guidelines (also available on the Company’s website at www.executiveboard.com)

•	Information regarding Section 16(a) beneficial ownership reporting compliance

Item 11.	Executive Compensation.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding the Company’s compensation of its named executive officers

•	Information regarding the Company’s compensation of its directors

•	The report of the Company’s Compensation Committee

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding security ownership of certain beneficial owners, directors and executive officers

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2013.

	(A)	(B)	(C)
Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available For Future Issuances under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity compensation plans approved by stockholders (1)	1,398,592	$58.87	6,927,856
Equity compensation plans not approved by stockholders	—	—	—

Total	1,398,592	$58.87	6,927,856

(1)	Number of securities includes 749,955 restricted stock units (“RSU”), 60,639 performance share awards (“PSA”), and 587,998 stock appreciation rights (“SAR”). Each RSU and PSA grant counts 2.5 to 1 and each SAR grant counts 1 to 1 against the shares available for issuance under the 2012 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following information is included in the Proxy Statement and incorporated herein by reference:

•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company

•	Information regarding related party transactions

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” of our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 hereof:

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II-Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Description of Exhibit

2.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of SHL Group Holdings 1 Limited and Certain Shares in SHL Group Holdings 3 Limited between the Sellers, The Corporate Executive Board Company (UK) Limited (as Buyer), The Corporate Executive Board Company (as Guarantor), and VSS Communications Partners IV, L.P. (as Qwiz Guarantor), dated July 2, 2012 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

3.3	Certificate of Retirement of the Class A Voting Common Stock and the Class B Non-Voting Common Stock of the Corporate Executive Board Company. (Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 1999.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

10.1	2004 Stock Incentive Plan, as amended June 14, 2007. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2007.) *

10.2	Form of term sheet for director non-qualified stock options. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2001.) *

10.3	The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

10.4	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.) *

10.5	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.) *

10.6	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.)

10.7	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2006.) *

10.8	Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.)

10.9	Form of Employer Protection Agreement, revised February 12, 2010. (Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.)

10.10	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.) *

10.11	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007.)

10.12	Form of Change in Control Severance Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.) *

10.13	Revised Form of Employer Protection Agreement, adopted February 12, 2010. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009.)

10.14	Revised Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan for Restricted Stock Units. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.15	Revised Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under 2004 Stock Incentive Plan for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.16	Severance Program – Corporate Leadership Team, adopted January 8, 2010. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.17	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2011.) *

10.18	Extension letter, dated February 5, 2014, to the Collaboration Agreement with The Advisory Board Company, dated February 6, 2007. †

10.19	Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2011.)*

10.20	Executive Severance Agreement, dated as of February 3, 2012, by and between The Corporate Executive Board Company and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011.) *

10.21	Revised Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2011.)*

10.22	Credit Agreement, dated as of July 2, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

10.23	Amendment No. 1 to the Credit Agreement, dated as of July 18, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.24	Amendment No. 2 to the Credit Agreement, dated as of August 1, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.25	The Corporate Executive Board Company 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2012.)*

10.26	Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2012.)*

10.27	Lease agreement by and between Geneva Associates Limited Partnership and The Corporate Executive Board Company, dated October 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2012.)

10.28	Amendment No. 3 to the Credit Agreement, dated as of August 2, 2013, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.)

21.1	List of the Subsidiaries of The Corporate Executive Board Company. †

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013 and have issued our report thereon dated March 3, 2014 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 3, 2014

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II-Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Balance assumed with SHL acquisition	Additions Charged to Revenue	Additions Charged To Provision for Income Taxes	Deductions from Reserve	Balance at End of Year
Year ended December 31, 2013
Allowance for uncollectible revenue	$2,409	$—	$6,859	$—	$7,172	$2,096

Valuation allowance on deferred tax assets	11,248	$(2,562)	—	2,777	—	11,463

Year ended December 31, 2012
Allowance for uncollectible revenue	$962	$1,086	$4,964	$—	$4,603	$2,409

Valuation allowance on deferred tax assets	7,886	$3,028	—	394	60	11,248

Year ended December 31, 2011
Allowance for uncollectible revenue	$1,789	—	$4,125	$—	$4,952	$962

Valuation allowance on deferred tax assets	7,493	—	—	556	163	7,886

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of March 3, 2014.

THE CORPORATE EXECUTIVE BOARD COMPANY

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2014 by the following persons on behalf of the registrant and in the capacity indicated.

Signature	Title

/s/ Thomas L. Monahan III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Thomas L. Monahan III

/s/ Richard S. Lindahl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Richard S. Lindahl

/s/ Gregor S. Bailar	Director
Gregor S. Bailar

/s/ Stephen M. Carter	Director
Stephen M. Carter

/s/ Gordon J. Coburn	Director
Gordon J. Coburn

/s/ L. Kevin Cox	Director
L. Kevin Cox

/s/ Nancy J. Karch	Director
Nancy J. Karch

/s/ Daniel O. Leemon	Director
Daniel O. Leemon

/s/ Jeffrey R. Tarr	Director
Jeffrey R. Tarr