Form 10-Q
period 2014-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2014-05-12
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The Company had 33,799,466 shares of common stock, par value $0.01 per share, outstanding at May 2, 2014.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,642	$119,554
Accounts receivable, net	194,572	271,264
Deferred income taxes, net	19,054	17,524
Deferred incentive compensation	26,504	24,472
Prepaid expenses and other current assets	37,357	29,355

Total current assets	429,129	462,169

Deferred income taxes, net	376	1,230
Property and equipment, net	114,460	106,854
Goodwill	489,392	442,775
Intangible assets, net	327,575	309,692
Other non-current assets	60,458	60,955

Total assets	$1,421,390	$1,383,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$76,402	$85,294
Accrued incentive compensation	63,032	61,498
Deferred revenue	454,532	416,367
Deferred income taxes, net	1,063	969
Debt – current portion	10,271	10,274

Total current liabilities	605,300	574,402

Deferred income taxes	57,409	48,553
Other liabilities	115,737	115,424
Debt – long term	502,987	505,554

Total liabilities	1,281,433	1,243,933

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 44,882,180 and 44,676,447 shares issued, and 33,769,433 and 33,624,002 shares outstanding at March 31, 2014 and December 31, 2013, respectively	449	447
Additional paid-in capital	448,366	444,128
Retained earnings	346,504	347,689
Accumulated elements of other comprehensive income	44,937	43,287
Treasury stock, at cost, 11,112,747 and 11,052,445 shares at March 31, 2014 and December 31, 2013, respectively	(700,299)	(695,809)

Total stockholders’ equity	139,957	139,742

Total liabilities and stockholders’ equity	$1,421,390	$1,383,675

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$209,437	$190,272
Costs and expenses:
Cost of services	78,187	70,991
Member relations and marketing	67,348	55,658
General and administrative	27,591	25,217
Acquisition related costs	1,339	998
Depreciation and amortization	16,494	14,706

Total costs and expenses	190,959	167,570

Operating profit	18,478	22,702
Other (expense) income, net
Interest income and other	(510)	1,552
Interest expense	(4,926)	(6,400)

Other (expense) income, net	(5,436)	(4,848)

Income before provision for income taxes	13,042	17,854
Provision for income taxes	5,386	6,646

Net income	$7,656	$11,208

Basic earnings per share	$0.23	$0.34
Diluted earnings per share	$0.22	$0.33

Weighted average shares outstanding:
Basic	33,639	33,379
Diluted	34,072	33,797

Dividends per share	$0.2625	$0.2250

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$7,656	$11,208
Other comprehensive income (loss):
Currency translation adjustment	1,981	(38,018)
Cash flow hedges, net of tax	(331)	(361)

Comprehensive income (loss)	$9,306	$(27,171)

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,656	$11,208
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	16,494	14,706
Amortization of credit facility issuance costs	642	799
Deferred income taxes	(1,150)	5,582
Share-based compensation	3,980	2,766
Excess tax benefits from share-based compensation arrangements	(2,627)	(3,484)
Net foreign currency remeasurement loss (gain)	259	(619)
Changes in operating assets and liabilities:
Accounts receivable, net	82,742	61,165
Deferred incentive compensation	(2,140)	(3,716)
Prepaid expenses and other current assets	(7,190)	2,439
Other non-current assets	5	328
Accounts payable and accrued liabilities	(15,280)	(21,312)
Accrued incentive compensation	1,576	1,071
Deferred revenue	28,946	33,041
Other liabilities	605	7,381

Net cash flows provided by operating activities	114,518	111,355

Cash flows from investing activities:
Purchases of property and equipment	(11,033)	(8,759)
Acquisition of businesses, net of cash acquired	(58,959)	—

Net cash flows used in investing activities	(69,992)	(8,759)

Cash flows from financing activities:
Payments of credit facility	(2,688)	(23,313)
Proceeds from the exercise of common stock options	—	1,098
Proceeds from the issuance of common stock under the employee stock purchase plan	249	142
Excess tax benefits from share-based compensation arrangements	2,627	3,484
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(4,490)	(4,544)
Payment of dividends	(8,826)	(7,513)

Net cash flows used in financing activities	(13,128)	(30,646)

Effect of exchange rates on cash	690	(2,658)

Net increase in cash and cash equivalents	32,088	69,292
Cash and cash equivalents, beginning of period	119,554	72,699

Cash and cash equivalents, end of period	$151,642	$141,991

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

The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in CEB’s 2013 Annual Report on Form 10-K.

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2013 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ended December 31, 2014 or any other period within 2014.

Note 2. Acquisitions

KnowledgeAdvisors

On February 28, 2014, the Company completed the acquisition of 100% of the equity interests of KnowledgeAdvisors, Inc. (“KnowledgeAdvisors”) for a cash payment of $52.8 million, less cash acquired of $1.8 million, subject to purchase price adjustments, primarily relating to the finalization of the closing balance sheet and working capital. KnowledgeAdvisors is a provider of analytics solutions for talent development professionals. KnowledgeAdvisors’ analytics platform provides benchmarks that gauge the effectiveness of Learning & Development programs and allows Chief Human Resources Officers and Chief Learning Officers to improve employee competencies and generate stronger returns on talent investments.

Based on the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date, the Company preliminarily allocated $24.0 million to amortizable intangible assets, consisting of customer relationships, acquired intellectual property, trade names, and software, with a weighted average amortization period of 4 years and $37.3 million to goodwill related to workforce and expected synergies. Goodwill and intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $9.3 million related to the difference in the book and tax basis of identifiable intangible assets. Deferred revenue at the acquisition date was recorded at fair value, which resulted in a reduction of deferred revenue of approximately $3 million. Of this amount, $0.3 million would have been recognized as revenue in the three months ended March 31, 2014. The Company is still evaluating the fair value of acquired assets and liabilities; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon the receipt of final valuations for the underlying assets and the necessary management reviews thereof.

The operating results of KnowledgeAdvisors have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Talent Neuron

On January 14, 2014, the Company acquired the Talent Neuron platform from Zinnov LLC for a cash payment of $8.0 million. The Talent Neuron platform is a web-based solution started in 2011 that provides global talent market intelligence data, software, and decision support to assist executives with key talent planning activities. The Company allocated $1.7 million to intangible assets, consisting of acquired intellectual property and software, with a weighted average amortization period of 3 years and $6.3 million to goodwill which is not deductible for tax purposes. The Company is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon receipt of the final valuations for the underlying assets and the necessary management reviews thereof. The operating results of Talent Neuron have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Investments in Other Entities

At March 31, 2014 and December 31, 2013, the Company held five investments in private entities with an aggregate carrying amount of $14.6 million included in Other non-current assets in the condensed consolidated balance sheets. The cost method is used for these investments as the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practicable to estimate.

Note 3. Fair Value Measurements

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Financial assets
Cash and cash equivalents	$151,642	$		$—	$119,554	$		$—
Investments held through variable insurance products in a Rabbi Trust	—		17,055	—	—		16,975	—
Forward currency exchange contracts	—		582	—	—		761	—
Interest rate swaps	—		582	—	—		880	—

Investments held through variable insurance products in a Rabbi Trust consist of mutual funds available only to institutional investors. The fair value of these investments are based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments held by the mutual funds is based on observable inputs. The fair value for foreign currency exchange contracts are based on bank quotations for similar instruments using models with market-based inputs.

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

Note 4. Accounts Receivable

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Billed	$129,904	$199,327
Unbilled	66,684	74,033

	196,588	273,360
Allowance for uncollectible revenue	(2,016)	(2,096)

Accounts receivable, net	$194,572	$271,264

Note 5. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Three Months Ended March 31, 2014			Year Ended December 31, 2013
	CEB segment	SHL Talent Measurement segment	Total	CEB segment	SHL Talent Measurement segment	Total
Beginning of year	$71,119	$371,656	$442,775	$94,286	$377,013	$471,299
Goodwill acquired	43,584	—	43,584	—	—	—
Purchase accounting adjustments	—	—	—	(422)	(11,822)	(12,244)
Impairment loss	—	—	—	(22,600)	—	(22,600)
Impact of foreign currency	510	2,523	3,033	(145)	6,465	6,320

Goodwill, end of period	$115,213	$374,179	$489,392	$71,119	$371,656	$442,775

Accumulated impairment loss, end of period	$(22,600)	$—	$(22,600)	$(22,600)	$—	$(22,600)

Goodwill for certain of the Company’s foreign subsidiaries is recorded in their functional currency, which is their local currency, and therefore is subject to foreign currency translation adjustments.

PDRI Goodwill

In the third quarter of 2013, the Company identified indicators of impairment for the PDRI reporting unit, including lower than anticipated results of operations, constrained forecasts of future operating results and rising interest rates. Accordingly, the Company completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, the Company completed Step 2 of the interim impairment test which resulted in a $22.6 million goodwill impairment loss. The PDRI reporting unit had $31.3 million of goodwill at March 31, 2014.

The Company has not identified any additional indicators of impairment since September 30, 2013; however, the government sector remains challenged. As goodwill in the PDRI reporting unit was written down to its estimated implied fair value at September 30, 2013, goodwill in this reporting unit is particularly “at-risk” for additional future impairment. If PDRI is not successful in selling its services commercially, or if the US Federal government spending cuts are deeper than currently anticipated, updated estimates of operating results could result in future impairment. If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $4 million decrease in the estimated fair value of the reporting unit, which would further reduce the implied fair value of goodwill. Assessing the fair value of a reporting unit under the income approach requires, among other things, assumptions of estimated future cash flows. These assumptions are inherently imprecise and are based on assumptions about future conditions, transactions, or events whose outcome are uncertain and will therefore be subject to change over time. The Company makes every effort to estimate operating results and cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment of goodwill in future periods.

SHL Goodwill

In the third quarter of 2013, the Company identified interim indicators of impairment for the SHL reporting unit, including lower revenue and profits than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, the Company completed Step 1 of the interim impairment test. The carrying value was $600 million at September 30, 2013, including $375 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by approximately 1% at September 30, 2013 and accordingly, a goodwill impairment charge was not recorded for this reporting unit.

The Company further concluded that goodwill for this reporting unit was not impaired at October 1, 2013, the date of the required annual impairment test. No additional indicators of impairment have been noted since September 30, 2013; however, due to the small margin of fair value in excess of carrying value, this reporting unit remains at considerable risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. The Company continues to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit such as: foreign currency rates, interest rates, and global economic conditions. If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $26 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would result in a $15 million decrease in the estimated fair value of the reporting unit. Such a change in either of these assumptions individually would have resulted in the reporting unit failing Step 1 of the interim goodwill impairment analysis at September 30, 2013.

Note 6. Intangible Assets, net

Intangible assets, net at March 31, 2014 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$213,001	$33,535	$179,466	11.2
Acquired intellectual property	104,137	21,987	82,150	12.7
Trade names	66,809	9,275	57,534	12.9
Software	15,739	7,314	8,425	2.1

Total	$399,686	$72,111	$327,575	11.6

Intangible assets, net at December 31, 2013 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$196,296	$29,219	$167,077	12.0
Acquired intellectual property	98,855	19,176	79,679	13.5
Trade names	66,048	7,954	58,094	13.2
Software	11,223	6,381	4,842	1.5

Total	$372,422	$62,730	$309,692	12.5

The Company’s intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

Amortization expense was $9.3 million and $8.7 million in the three months ended March 31, 2014 and 2013, respectively. Future expected amortization of intangible assets at March 31, 2014 was as follows (in thousands):

2014 (1)	$31,123
2015	38,583
2016	35,272
2017	32,018
2018	31,550
Thereafter	159,029

Total	$327,575

(1)	For the nine month period ended December 31, 2014

Note 7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred compensation	$15,928	$15,875
Lease incentives	34,078	33,209
Deferred rent benefit	35,394	34,596
Deferred revenue – long term	14,715	13,739
Other	15,622	18,005

Total other liabilities	$115,737	$115,424

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

On August 2, 2013, the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment (i) replaced the existing Term Loan A Facility with new refinancing term A-1 loans (the “Refinancing Term A-1 Loans”) in an aggregate principal amount of $269.9 million, which was fully drawn on August 2, 2013, (ii) established a new tranche of incremental term A-1 loans (the “Incremental Term A-1 Loans” and together with the Refinancing Term A-1 Loans, the “Term A-1 Loans”) in an aggregate principal amount of $253.8 million, which was fully drawn on August 2, 2013, and (iii) increased the existing revolving commitments with new tranche A revolving commitments (the “Tranche A Revolving Commitments” and the loans thereunder, the “Tranche A Revolving Loans”) in an aggregate principal amount of $100 million for a total aggregate principal amount of $200 million, none of which was drawn in connection with the closing of the Amendment. The Company refers to the Original Senior Secured Credit Facilities, as modified by the Amendment, as the Senior Secured Credit Facilities.

Amounts drawn under the Refinancing Term A-1 Loan tranche were used to prepay and terminate the Company’s existing Term Loan A Facility. Amounts drawn under the Incremental Term A-1 Loan tranche were used to prepay and terminate the Company’s existing Term Loan B Facility and pay transaction related fees and expenses.

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at the option of the Company, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios. The annual interest rate on the Term A-1 Loans was 2.43% at March 31, 2014.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows at year end. Based on current projections, the Company does not believe that any mandatory prepayments will be required for the year ended December 31, 2014. Thus, no amounts have been reclassified to current debt at March 31, 2014. In the event actual results or changes in estimates trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s accompanying condensed consolidated balance sheets. The Company was in compliance with all of the covenants of the Credit Agreement at March 31, 2014.

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

Total amortization expense of loan origination fees and deferred financing costs was $0.6 million and $0.8 million in the three months ended March 31, 2014 and 2013, respectively. The Company paid interest of $4.1 million and $5.5 million in the three months ended March 31, 2014 and 2013, respectively.

The future minimum payments for the Senior Secured Credit Facilities are as follows for the years ended December 31 (in thousands):

2014 (1)	$8,063
2015	15,750
2016	20,750
2017	20,750
2018	450,000

Total principal payments	515,313
Less: unamortized original issue discount	2,055

Present value of principal payments	513,258
Less: current portion	10,271

Debt – long term	$502,987

(1)	For the nine months ended December 31, 2014

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

The Company recognized total share-based compensation costs of $4.0 million and $2.8 million in the three months ended March 31, 2014 and 2013, respectively. These amounts are allocated to cost of services, member relations and marketing, and general and administrative expenses in the condensed consolidated statements of operations. At March 31, 2014, $34.9 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	Three Months Ended March 31, 2014
	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	749,955	$46.03
Granted	317,329	70.04
Forfeited	(5,045)	53.99
Vested	(185,618)	35.28

Non-vested, end of period	876,621	$56.95

Performance Based Stock Awards

CEB grants performance based restricted stock units (“PSAs”) to members of the corporate leadership team. The ultimate number of PSAs that will vest is based upon the achievement of specified levels of revenue and Adjusted EBITDA during the three year period ended December 31, 2014, 2015, and 2016 for PSAs granted in 2012, 2013, and 2014, respectively. Vesting is also subject to continued employment through the end of the performance period.

The following table summarizes the changes in PSAs:

	Three Months Ended March 31, 2014
	Number of PSAs	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	60,639	$48.42
Granted	21,669	70.94
Forfeited	—	—
Vested	—	—

Nonvested, end of period	82,308	$54.35

Dividends

In February 2014, the Board of Directors declared a first quarter 2014 cash dividend of $0.2625 per share. This dividend, totaling $8.8 million, was paid on March 31, 2014 to stockholders of record at the close of business on March 14, 2014.

On May 8, 2014 the Board of Directors declared a second quarter cash dividend of $0.2625 per share. The dividend is payable on June 27, 2014 to stockholders of record at the close of business on June 13, 2014. The Company funds its dividend payments with cash on hand and cash generated from operations.

Note 10. Derivative Instruments and Hedging Activities

The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the CEB segment’s products and services are denominated primarily in US dollars (“USD”), including products and services sold to members that are located outside the United States. Many of the costs associated with the CEB segment operations located outside the United States are denominated in local currencies. As a consequence, increases in local currencies against the USD in countries where the CEB segment has foreign operations would result in higher effective operating costs and reduced earnings. The Company uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with its cost reimbursement agreements with its CEB UK subsidiary. A forward currency contract obligates the Company to exchange a predetermined amount of USD to make equivalent GBP payments equal to the value of such exchanges.

In October 2013, the Company entered into interest rate swap arrangements with notional amounts totaling $275 million which amortize to $232 million through the August 2, 2018 maturity date of the Term A-1 Loans. The interest rate swap arrangements will effectively fix the Company’s interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loans. The arrangements, designated as cash flow hedging instruments, protect against adverse fluctuations in interest rates by reducing the Company’s exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months and from interest rate swaps is 56 months. The forward currency contracts and interest rate swaps are recognized in the condensed consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was $8.7 million and $11.9 million at March 31, 2014 and December 31, 2013, respectively.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets was as follows (in thousands):

Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$582	$761
Other non-current assets	$582	$880

The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Forward currency contracts	$100	$(985)
Interest rate swap arrangements	$(1,106)	$—

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	Three Months Ended March 31,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2014	2013
Cost of services	$159	$(172)
Member relations and marketing	131	(142)
General and administrative	63	(69)
Interest expense	(808)	—

	$(455)	$(383)

Note 11. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items recorded during the period. US income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

The effective tax rate in the three months ended March 31, 2014 and 2013 was 41.3% and 37.2%, respectively. The increase in the effective tax rate was primarily due to the impact of limitations on interest deductibility in certain foreign jurisdictions and a one time benefit for foreign currency remeasurement of an intercompany loan in 2013.

The Company made income tax payments of $8.7 million and $2.7 million in the three months ended March 31, 2014 and 2013, respectively. The Company had net prepaid income taxes of approximately $6 million at March 31, 2014.

Note 12. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	33,639	33,379
Effect of dilutive common shares outstanding	433	418

Diluted weighted average common shares outstanding	34,072	33,797

Approximately 0.1 million and 0.5 million shares in the three months ended March 31, 2014 and 2013, respectively, have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, were as follows at March 31, 2014:

	Total	2014*	YE 2015	YE 2016	YE 2017	YE 2018	Thereafter
Operating lease obligations	$595,948	$38,659	$50,803	$51,058	$48,527	$46,281	$360,620
Sublease receipts	(286,634)	(14,341)	(21,835)	(22,360)	(22,449)	(22,650)	(182,999)

Total net lease obligations	$309,314	$24,318	$28,968	$28,698	$26,078	$23,631	$177,621

*	For the nine months ended December 31, 2014.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states and foreign jurisdictions in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $5.8 million liability at March 31, 2014 and December 31, 2013 relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Note 14. Changes in Accumulated Elements of Other Comprehensive Income

Accumulated elements of other comprehensive income (“AOCI”) is included in the stockholders’ equity section of the condensed consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI were as follows (in thousands):

Three Months Ended March 31, 2014	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2013	$909	$42,378	$43,287
Net unrealized gains	(604)	—	(604)
Reclassification of losses into earnings	273	—	273
Net translation of investments in foreign operations	—	633	633
Net translation of intra-entity loans	—	1,348	1,348

Net change in Accumulated elements of other comprehensive income	(331)	1,981	1,650

Balance, March 31, 2014	$578	$44,359	$44,937

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans which the Company deems to be of a long-term investment nature.

Note 15. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company has two reportable segments, CEB and SHL Talent Measurement. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. The CEB segment also includes the operations of PDRI, a service provider of customized personnel assessment tools and services primarily to various agencies of the US government and also to commercial enterprises, and recently-acquired KnowledgeAdvisors and Talent Neuron (refer to Note 2).

The SHL Talent Measurement segment, which includes the operations of SHL (other than PDRI), provides cloud-based solutions for talent assessment and decision support as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement provides assessments that assist customers in determining potential candidates for employment and career planning, consulting services that are customizations to the assessments, and training services related to use of assessments.

The Company evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the reduction of SHL and KnowledgeAdvisors revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the acquisition date to fair value (the “deferred revenue fair value adjustment”). The Company defines segment Adjusted EBITDA as segment net income/(loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; debt extinguishment costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Management uses these non-GAAP financial measures to evaluate and compare segment operating performance. These segment non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results.

Information for the Company’s reportable segments was follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue
CEB segment	$160,719	$148,139
SHL Talent Measurement segment	48,718	42,133

Total revenue	$209,437	$190,272

Adjusted revenue
CEB segment	$161,019	$148,139
SHL Talent Measurement segment	49,702	46,642

Total Adjusted revenue	$210,721	$194,781

Operating profit (loss)
CEB segment	$22,374	$26,432
SHL Talent Measurement segment	(3,896)	(3,730)

Total Adjusted revenue	$18,478	$22,702

Adjusted EBITDA
CEB segment	$35,241	$38,821
SHL Talent Measurement segment	5,706	8,361

Total Adjusted EBITDA	$40,947	$47,182

Adjusted EBITDA margin
CEB segment	21.9%	26.2%
SHL Talent Measurement segment	11.5	17.9

Total Adjusted EBITDA margin	19.4%	24.2%

Depreciation and amortization
CEB segment	$7,792	$7,207
SHL Talent Measurement segment	8,702	7,499

Total depreciation and amortization	$16,494	$14,706

The table below reconciles total revenue to total Adjusted revenue (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$209,437	$190,272
Impact of the deferred revenue fair value adjustment	1,284	4,509

Adjusted revenue	$210,721	$194,781

The table below reconciles Net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$7,656	$11,208
Interest expense, net	4,808	6,349
Depreciation and amortization	16,494	14,706
Provision for income taxes	5,386	6,646
Impact of the deferred revenue fair value adjustment	1,284	4,509
Acquisition related costs	1,339	998
Share-based compensation	3,980	2,766

Total Adjusted EBITDA	$40,947	$47,182

Total Adjusted EBITDA margin	19.4%	24.2%

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

We operate through two reporting segments. The CEB segment includes the legacy CEB products and services provided to senior executives and their teams, Personnel Decisions Research Institutes, Inc. (“PDRI”), a subsidiary acquired as part of the SHL Group Holdings I (“SHL”) acquisition, and KnowledgeAdvisors and Talent Neuron, which we acquired in the first quarter 2014. PDRI provides customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises. The SHL Talent Measurement segment provides cloud-based solutions for talent assessment and talent mobility, and decision support, as well as professional services to support those solutions.

These operating assets enable us to combine our best practices, insights, and data from our membership programs with SHL Talent Measurement assessments, predictive analytics, and robust technology platforms. This combination increases our capabilities for helping clients manage talent, transform operations, and reduce risk. Over time, our member network and data sets grow and strengthen the impact of our products and services for our customers. The SHL Talent Measurement products deliver rich date, analytics, and insights for assessing and managing employees and applicants, and position clients to achieve better business results through enhanced intelligence on talent and key decision-making processes from hiring and recruiting, to employee development and succession planning.

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

The CEB segment also offers professional services to Human Resources and Sales executives. Human Resources based professional services address the entire employee life cycle, helping executives improve business performance by realizing the value and potential of their people. Sales based professional services assist our member companies with changing the way they engage customers to ensure greater success through sales management training, sales staff development and organizational alignment. The term of professional services engagements varies based on the depth of the service purchased and the size of the member organization.

SHL Talent Measurement segment

The SHL Talent Measurement segment represents the acquired SHL business, excluding PDRI, and is a global provider of cloud-based solutions for talent assessment and talent mobility, decision support, as well as professional services to support these solutions, enabling client access to data, analytics, and insights for assessing and managing employees and applicants. SHL Talent Measurement primarily delivers assessments, consulting and training services. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments, delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments.

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

The term “Adjusted revenue” refers to revenue before the impact of the reduction of SHL and KnowledgeAdvisors revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the acquisition dates to fair value (the “deferred revenue fair value adjustment”).

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

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

•	Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incurred transaction and certain other operating expenses in connection with our acquisitions which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

•	Share-based compensation: Although share-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense. Accordingly, we exclude share-based compensation from our non-GAAP financial measures because we believe it provides valuable supplemental information that helps investors have a more complete understanding of our operating results. In addition, we believe the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other peer companies, many of which also exclude such expense in determining their non-GAAP measures, given varying valuation methodologies, subjective assumptions, and the variety and amount of award types that may be utilized.

•	Impairment loss and debt extinguishment costs: We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

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

A reconciliation of each of the non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands):

Adjusted Revenue

	Three Months Ended March 31,
	2014	2013
Total revenue	$209,437	$190,272
Impact of the deferred revenue fair value adjustment	1,284	4,509

Adjusted revenue	$210,721	$194,781

Adjusted EBITDA

	Three Months Ended March 31,
	2014	2013
Net income	$7,656	$11,208
Interest expense, net	4,808	6,349
Depreciation and amortization	16,494	14,706
Provision for income taxes	5,386	6,646
Impact of the deferred revenue fair value adjustment	1,284	4,509
Acquisition related costs	1,339	998
Share-based compensation	3,980	2,766

Adjusted EBITDA	$40,947	$47,182

Adjusted EBITDA Margin	19.4%	24.2%

Adjusted Net Income

	Three Months Ended March 31,
	2014	2013
Net income	$7,656	$11,208
Impact of the deferred revenue fair value adjustment (1)	908	3,210
Acquisition related costs (1)	802	624
Share-based compensation (1)	2,458	1,690
Amortization of acquisition related intangibles (1)	6,500	5,955

Adjusted net income	$18,324	$22,687

(1)	Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction. The following income tax rates were used: 29% in 2014 and 2013 for the deferred revenue fair value adjustment; 40% in 2014 and 37% in 2013 for acquisition related costs; 38% in 2014 and 39% in 2013 for share-based compensation; and 30% in 2014 and 32% in 2013 for amortization of acquisition related intangibles.

Non-GAAP Diluted Earnings Per Share

	Three Months Ended March 31,
	2014	2013
Diluted earnings per share	$0.22	$0.33
Impact of the deferred revenue fair value adjustment	0.03	0.10
Acquisition related costs	0.03	0.01
Share-based compensation	0.07	0.05
Amortization of acquisition related intangibles	0.19	0.18

Non-GAAP diluted earnings per share	$0.54	$0.67

Critical Accounting Policies

Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2013 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no significant changes to our critical accounting policies since that time.

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$209,437	$190,272
Costs and expenses:
Cost of services	78,187	70,991
Member relations and marketing	67,348	55,658
General and administrative	27,591	25,217
Acquisition related costs	1,339	998
Depreciation and amortization	16,494	14,706

Total costs and expenses	190,959	167,570

Operating profit	18,478	22,702
Other (expense) income, net
Interest income and other	(510)	1,552
Interest expense	(4,926)	(6,400)

Total other (expense) income, net	(5,436)	(4,848)

Income before provision for income taxes	13,042	17,854
Provision for income taxes	5,386	6,646

Net income	$7,656	$11,208

Revenue was $209.4 million and $190.3 million in the three months ended March 31, 2014 and 2013, respectively. Total costs and expenses were $191.0 million and $167.6 million in the three months ended March 31, 2014 and 2013, respectively. Adjusted revenue was $210.7 million and $194.8 million in the three months ended March 31, 2014 and 2013, respectively. Adjusted EBITDA was $40.9 million and $47.2 million in the three months ended March 31, 2014 and 2013, respectively.

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production and delivery of our services and products, consisting of compensation, including share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials; costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management; consisting of compensation; including sales incentives and share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions; including human resources and recruiting; finance and accounting; legal; management information systems; facilities management; business development; and other. Costs include compensation; including share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding; consolidation of office locations and associated exit costs; and consolidation of technology infrastructure.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures and equipment; capitalized software; and website development costs.

Other (Expense) Income, net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense	$(4,926)	$(6,400)
Increase in fair value of deferred compensation plan assets	188	835
Foreign currency (loss) gain	(877)	48
Interest income	118	52
Other	61	617

Other (expense) income, net	$(5,436)	$(4,848)

The decrease in interest expense in 2014 was primarily due to the refinancing of our Term Facilities in August 2013, resulting in a lower interest rate. The net foreign currency loss in 2014 was primarily due to the remeasurement of cash held in US dollars by SHL and the remeasurement of the CEB UK and India subsidiaries into the USD functional currency.

Provision for Income Taxes

We compute our provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items recorded during the period. U.S. income taxes are not provided for the undistributed earnings of our foreign subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

The effective tax rate in the three months ended March 31, 2014 and 2013 was 41.3% and 37.2%, respectively. The increase in the effective tax rate was primarily due to the impact of limitations on interest deductibility in certain foreign jurisdictions and a one time benefit for foreign currency remeasurement of an intercompany loan in 2013.

We made income tax payments of $8.7 million and $2.7 million in the three months ended March 31, 2014 and 2013, respectively. We had net prepaid income taxes of approximately $6 million at March 31, 2014.

Segment Results

CEB Segment Operating Data

	March 31,
	2014	2013
CEB segment Contract Value (in thousands) (1)	$620,830	$548,706
CEB segment Member institutions (2)	6,559	5,929
CEB segment Contract Value per member institution	$94,462	$92,422
CEB segment Wallet retention rate (3)	99%	100%

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value at March 31, 2014 includes $17.1 million from KnowledgeAdvisors and Talent Neuron. CEB segment Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Member institutions,” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”
(3)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased $72.1 million, or 13.1%, at March 31, 2014 compared to March 31, 2013 primarily as a result of increased sales to new and existing Large Enterprise and Middle Market members. CEB segment Contract Value included $17.1 million from Talent Neuron and KnowledgeAdvisors; and, thus, organic CEB Contract Value growth was approximately 10% on a year-over-year basis

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment (in thousands).

	Three Months Ended March 31,
	2014	2013
Revenue	$160,719	$148,139
Costs and expenses:
Cost of services	58,535	53,548
Member relations and marketing	50,397	42,714
General and administrative	20,282	17,408
Acquisition related costs	1,339	830
Depreciation and amortization	7,792	7,207

Total costs and expenses	138,345	121,707

Operating profit	22,374	26,432
Other (expense) income, net:
Interest income and other	28	1,792
Interest expense	(4,783)	(6,400)

Total other (expense) income, net	(4,755)	(4,608)

Income from operations before provision for income taxes	17,619	21,824
Provision for income taxes	7,137	7,054

Net income	$10,482	$14,770

Reconciliation of CEB segment revenue to segment Adjusted revenue (in thousands):

	Three Months Ended March 31,
	2014	2013
Segment revenue	$160,719	$148,139
Impact of the deferred revenue fair value adjustment	300	—

Segment Adjusted revenue	$161,019	$148,139

Reconciliation of CEB segment net income to segment Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$10,482	$14,770
Interest expense (income), net	4,674	6,349
Depreciation and amortization	7,792	7,207
Provision for income taxes	7,137	7,054
Impact of the deferred revenue fair value adjustment	300	—
Acquisition related costs	1,339	830
Share-based compensation	3,517	2,611

Segment Adjusted EBITDA	$35,241	$38,821

Segment Adjusted EBITDA Margin	21.9%	26.2%

CEB Segment Revenue

Revenue increased $12.6 million, or 8.5%, to $160.7 million in the three months ended March 31, 2014 from $148.1 million in the three months ended March 31, 2013.

The increase in 2014 was primarily due to an increase in sales bookings with new and existing customers. In addition, 2014 revenue included $1.4 million from KnowledgeAdvisors and Talent Neuron.

KnowledgeAdvisors deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from KnowledgeAdvisors’ historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was approximately $3 million. The impact of the deferred revenue fair value adjustment was $0.3 million in the three months ended March 31, 2014.

CEB Segment Costs and Expenses

Costs and expenses were $138.3 million in the three months ended March 31, 2014, an increase of $16.6 million from $121.7 million in the three months ended March 31, 2013. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, deferred compensation, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling (“GBP”) and the Australian dollar all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs, including salaries, payroll taxes and benefits, were $66.2 million and $61.2 million in the three months ended March 31, 2014 and 2013, respectively, an increase of $5.0 million. The increase in 2014 was primarily due to increases in headcount, including the impact of the acquisitions discussed above, and salary increases.

•	Variable compensation, consisting of sales commissions and annual bonuses, were $19.0 million and $16.7 million in the three months ended March 31, 2014 and 2013, respectively, an increase of $2.3 million. The increase was primarily due to a $1.7 million increase in sales incentives resulting from increased sales bookings.

•	Share-based compensation costs were $3.5 million and $2.5 million in the three months ended March 31, 2014 and 2013, respectively, an increase of $1.0 million. The increase was primarily due to an increase in the total fair value of awards granted in 2010 through 2013.

•	Third-party consulting costs were $9.0 million and $6.0 million in the three months ended March 31, 2014 and 2013, respectively, an increase of $3.0 million. The increase was primarily due to the use of consultants for member-facing technology development and the implementation of operating systems enhancements.

•	Travel and related expenses were $7.7 million and $6.7 million in the three months ended March 31, 2014 and 2013, respectively, an increase of $1.0 million. The increase was primarily due to increased costs incurred in the delivery of advisory and research services.

•	Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $7.3 million and $6.5 million in the three months ended March 31, 2014 and 2013, respectively, an increase of $0.8 million.

•	CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.10 higher, on average, in the three months ended March 31, 2014 compared to the same period of 2013. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

Cost of services increased 9.3%, or $5.0 million, to $58.5 million in the three months ended March 31, 2014 from $53.5 million in the three months ended March 31, 2013. The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Compensation and related	$31,061	19.3%	$29,858	20.2%
Variable compensation	5,888	3.7%	5,568	3.8%
Share-based compensation	1,192	0.7%	926	0.6%
Third-party consulting	5,963	3.7%	4,399	3.0%
Travel and related	3,529	2.2%	3,055	2.1%
Allocated facilities	3,124	1.9%	2,749	1.9%

In 2014, the $1.2 million increase in compensation and related costs was primarily due to increases in headcount, including the impact of the acquisitions discussed above, and salaries. The increase in variable compensation of $0.3 million was due to an increase in the estimated payout of annual bonuses as a result of increased headcount. The $0.5 million increase in travel and related costs was primarily due to increased costs incurred in the delivery of advisory and research services. The $1.6 million increase in third-party consulting costs relates primarily to the delivery of services and additionally, to enhancements in member facing technology and costs associated with the production and delivery services.

Cost of services as a percentage of revenue was 36.4% and 36.1% in the three months ended March 31, 2014 and 2013, respectively.

Member Relations and Marketing

Member relations and marketing increased 18.0%, or $7.7 million, to $50.4 million in the three months ended March 31, 2014 from $42.7 million in the three months ended March 31, 2013. The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Compensation and related	$25,602	15.9%	$22,076	14.9%
Variable compensation	11,000	6.8%	8,904	6.0%
Share-based compensation	755	0.5%	481	0.3%
Third-party consulting	972	0.6%	837	0.6%
Travel and related	3,384	2.1%	3,075	2.1%
Allocated facilities	3,391	2.1%	2,932	2.0%

In 2014, the $3.5 million increase in compensation and related costs was primarily due to CEB headcount and salary increases and the resulting increases in payroll taxes and health benefits. The $1.1 million increase in variable compensation was primarily due to an increase in sales incentives from increased sales bookings.

Member relations and marketing expense as a percentage of revenue was 31.4% and 28.8% in the three months ended March 31, 2014 and 2013, respectively.

General and Administrative

General and administrative increased 16.5%, or $2.9 million, to $20.3 million in the three months ended March 31, 2014 from $17.4 million in the three months ended March 31, 2013. The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Compensation and related	$9,557	5.9%	$9,232	6.2%
Variable compensation	2,144	1.3%	2,203	1.5%
Share-based compensation	1,563	1.0%	1,093	0.7%
Third-party consulting	2,041	1.3%	807	0.5%
Allocated facilities	822	0.5%	806	0.5%

In 2014, the $0.3 million increase in compensation and related costs was primarily due to increases in headcount, including the impact of the acquisitions discussed above, and salary increases. Share-based compensation expense increased $0.5 million primarily due an increase in the total fair value of awards granted in 2010 through 2013. The $1.2 million increase in third-party consulting costs was primarily due to the implementation of and enhancement to operating systems.

General and administrative expense as a percentage of revenue was 12.6% and 11.8% in the three months ended March 31, 2014 and 2013, respectively.

Acquisition Related Costs

Acquisition related costs were $1.3 million in the three months ended March 31, 2014 and primarily relate to the acquisitions of KnowledgeAdvisors and Talent Neuron. Acquisition related costs were $0.8 million in the three months ended March 31, 2013 and primarily relate to the integration of SHL.

Depreciation and Amortization

Depreciation and amortization increased $0.6 million to $7.8 million in the three months ended March 31, 2014 from $7.2 million in the three months ended March 31, 2013. The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Depreciation	$5,134	3.2%	$4,661	3.2%
Amortization	2,658	1.6%	2,546	1.7%

In 2014, the $0.5 million increase in depreciation was the result of the increase in capitalizable purchases. These purchases related primarily to investments in hardware and software to support headcount growth and investments in member-facing technology. The increase in amortization of $0.1 million was primarily amortization from the 2014 acquisitions of KnowledgeAdvisors and Talent Neuron offset by the completion of useful lives of other intangible assets from prior acquisitions. Amortization of intangible assets from the KnowledgeAdvisors and Talent Neuron acquisitions will increase amortization expense by approximately $1.6 million on a quarterly basis through 2016 and to a lesser extent through 2018.

Depreciation and amortization expense as a percentage of revenue was 4.8% and 4.9% in the three months ended March 31, 2014 and 2013, respectively.

PDRI Goodwill

While we have not identified indicators of impairment since September 30, 2013, the government sector remains challenged. As goodwill in the PDRI reporting unit was written down to its estimated implied fair value at September 30, 2013, goodwill in this reporting unit is particularly “at-risk” for additional future impairment. If PDRI is not successful in selling its services commercially, or if the U.S. Federal government spending cuts are deeper than currently anticipated, updated estimates of operating results could result in future impairment. If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $4 million decrease in the estimated fair value of the reporting unit, which would further reduce the implied fair value of goodwill. Assessing the fair value of a reporting unit under the income approach requires, among other things, assumptions of estimated future cash flows. These assumptions are inherently imprecise and are based on assumptions about future conditions, transactions, or events whose outcome are uncertain and will therefore be subject to change over time. We make every effort to estimate operating results and cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit, and could result in an impairment of goodwill in future periods.

SHL Talent Measurement Segment Results of Operations

The financial results presented below include the results of operations of the SHL Talent Measurement segment (in thousands).

	Three Months Ended March 31,
	2014	2013
Revenue	$48,718	$42,133
Costs and expenses:
Cost of services	19,652	17,443
Member relations and marketing	16,951	12,944
General and administrative	7,309	7,809
Acquisition related costs	—	168
Depreciation and amortization	8,702	7,499

Total costs and expenses	52,614	45,863

Operating profit	(3,896)	(3,730)
Other (expense) income, net:
Interest income and other	(538)	(240)
Interest expense	(143)	—

Total other (expense) income, net	(681)	(240)

Income from operations before provision for income taxes	(4,577)	(3,970)
Provision for income taxes	(1,751)	(408)

Net loss	$(2,826)	$(3,562)

Reconciliation of SHL Talent Measurement segment revenue to segment Adjusted revenue (in thousands):

	Three Months Ended March 31,
	2014	2013
Segment revenue	$48,718	$42,133
Impact of the deferred revenue fair value adjustment	984	4,509

Segment Adjusted revenue	$49,702	$46,642

Reconciliation of SHL Talent Measurement segment net loss to segment Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$(2,826)	$(3,562)
Interest expense (income), net	134	—
Depreciation and amortization	8,702	7,499
Provision for income taxes	(1,751)	(408)
Impact of the deferred revenue fair value adjustment	984	4,509
Acquisition related costs	—	168
Share-based compensation	463	155

Segment Adjusted EBITDA	$5,706	$8,361

Segment Adjusted EBITDA Margin	11.5%	17.9%

Revenue

Revenue increased $6.6 million to $48.7 million in three months ended March 31, 2014 from $42.1 million in the three months ended March 31, 2013. The increase in 2014 was primarily due to a smaller deferred revenue fair value adjustment on a year over year basis. The remaining increase relates to the timing of the delivery of services.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34.0 million. The impact of the deferred revenue fair value adjustment was to decrease revenue by $9.9 million and $17.1 million in 2013 and 2012, respectively, from what would have been recorded without the required purchase accounting adjustments. The impact of the deferred revenue fair value adjustment was $1.0 million in the three months ended March 31, 2014. It is expected that the remaining $6.0 million acquisition date deferred revenue adjustment would be recognized primarily in 2014 and 2015.

The SHL reporting unit includes international operations that subject us to risks related to currency exchange fluctuations. The functional currency of the SHL reporting unit subsidiaries are the local currencies. The subsidiaries contract and invoice in local currencies. In addition to the timing of service deliveries and increases and decreases in sales volume, revenue is further impacted by fluctuations in foreign currency rates, specifically, the British Pound, Australian Dollar, U.S. Dollar, and Euro.

SHL Talent Measurement Segment Costs and Expenses

Costs and expenses were $52.6 million and $45.9 million in the three months ended March 31, 2014 and 2013, respectively. The primary expenses recorded by the SHL Talent Measurement segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP against the US dollar, Euro and other currencies. SHL costs and expenses are denominated primarily in the British Pound; therefore, with revenues being denominated in local currencies as discussed above, profits are impacted by the fluctuations in currencies against the British Pound

These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses.

•	Compensation and related costs includes salaries, payroll taxes, and benefits.

•	Variable compensation includes sales commissions and annual bonuses. In the third quarter of 2013, we began allocating management incentives to Cost of services, Member and marketing relations, and General and administrative. Prior to that, management incentives were recorded as General and administrative. This change in allocation, as well as increases in headcount and compensation, is causing variances in the year over year comparisons of financial results as outlined below.

•	Third-party consulting costs include maintenance costs for talent assessment platforms, the use of third parties to deliver services to customers, and external resources supporting the technology and finance departments.

•	Travel and related expenses relate to sales staff travel and staff travel between and in support of operating office locations.

•	Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations.

•	The SHL Talent Measurement segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar, Australian dollar, and Euro. The value of the GBP versus the US dollar, on average, increased by approximately $0.10 in 2014 compared to 2013. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

Cost of services increased $2.2 million to $19.7 million in the three months ended March 31, 2014 from $17.4 million in the three months ended March 31, 2013. The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Compensation and related	$12,162	25.0%	$11,192	26.6%
Variable compensation	1,276	2.6%	926	2.2%
Third-party consulting	2,065	4.2%	1,506	3.6%
Travel and related	905	1.9%	840	2.0%
Allocated facilities	1,000	2.1%	1,056	2.5%

In 2014, the $1.0 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The increase in variable compensation of $0.4 million was primarily due to allocation of management bonuses as discussed above. The $0.5 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements to technology platforms.

Cost of services as a percentage of revenue was 40.3% in 2014 and 41.4% in 2013.

Member Relations and Marketing

Member relations and marketing increased $4.0 million to $16.9 million in the three months ended March 31, 2014 from $12.9 million in the three months ended March 31, 2013. The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Compensation and related	$9,734	20.0%	$8,684	20.6%
Variable compensation	3,224	6.6%	1,523	3.6%
Travel and related	743	1.5%	570	1.4%
Allocated facilities	634	1.3%	587	1.4%

In 2014, the $1.1 million increase in compensation and related costs was primarily due to headcount and salary increases and the resulting increases in payroll taxes and health benefits. The $1.7 million increase in variable compensation was primarily due to an increase in sales incentives from increased sales bookings, and to a lesser extent, the allocation of management bonuses discussed above.

Member relations and marketing as a percentage of revenue was 34.8% in 2014 and 30.7% in 2013.

General and administrative

General and administrative decreased $0.5 million to $7.3 million in the three months ended March 31, 2014 from $7.8 million in the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Compensation and related	$3,505	7.2%	$3,343	7.9%
Variable compensation	672	1.4%	1,603	3.8%
Travel and related	243	0.5%	313	0.7%
Allocated facilities	548	1.1%	313	0.7%

In 2014, the $0.9 million decrease in variable compensation was primarily due to the allocation of management bonuses as discussed above.

General and administrative expense as a percentage of revenue was 15.0% in 2014 and 18.5% in 2013.

Depreciation and Amortization

Depreciation and amortization increased $1.2 million to $8.7 million in the three months ended March 31, 2014 from $7.5 million in the three months ended March 31, 2013. The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue
Depreciation	$2,043	4.2%	$1,264	3.0%
Amortization	6,659	13.7%	6,235	14.8%

In 2014, the $0.7 million increase in depreciation primarily related to capitalizable costs of revenue generating internally developed software and computer equipment. Additionally, purchases of network and computer equipment increased in 2013 to support headcount growth and integration costs. Amortization related to intangible assets acquired in conjunction with the SHL acquisition.

SHL Goodwill

We have not identified additional indicators of impairment since September 30, 2013. At that time, the margin between the estimated fair value and the carrying value of the reporting unit was less than 1%. The reporting unit remains at considerable risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. We continue to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit such as: foreign currency rates, interest rates, and global economic conditions. If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $26 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would result in a $15 million decrease in the estimated fair value of the reporting unit. Such a change in either of these assumptions individually would have resulted in the reporting unit failing Step 1 of the interim goodwill impairment analysis at September 30, 2013.

Liquidity and Capital Resources

On July 2, 2012, in connection with the execution of the sale and purchase agreement related to the SHL acquisition, we entered into a senior secured credit agreement, which was amended and restated on July 18, 2012, on August 1, 2012, and again on August 2, 2013 (as amended and restated, the “Credit Agreement”). As originally structured, the Credit Agreement provided for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Facilities, the “Original Senior Secured Credit Facilities”). The Term Loan A Facility and the Revolving Credit Facility were scheduled to mature on August 2, 2017 and the Term Loan B Facility was scheduled to mature on August 2, 2019.

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at our option, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios. The annual interest rate on the Term A-1 Loans was 2.43% at March 31, 2014.

We entered into interest rate swap arrangements in October 2013 with notional amounts totaling $275 million which amortize to $232 million through the August 2, 2018 maturity date of the Term A-1 Loans. The interest rate swap arrangements effectively fix our interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loans. The arrangements protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on our net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows at year end. Based on current projections, we do not believe that any mandatory prepayments will be required for the year ended December 31, 2014. Thus, no amounts were reclassified to current debt at March 31, 2014. In the event future actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in our accompanying condensed consolidated balance sheets. We were in compliance with all of the covenants at March 31, 2014.

In February 2014, we completed the acquisition of 100% of the equity interests of KnowledgeAdvisors, Inc. (“KnowledgeAdvisors”) for a cash payment of approximately $52 million, subject to customary purchase price adjustments, less cash acquired of $1.8 million. In January 2014, we acquired the Talent Neuron platform for a cash payment of approximately $8 million.

We had cash and cash equivalents of $151.6 million and $119.6 million at March 31, 2014 and December 31, 2013, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At March 31, 2014, available borrowings under the Revolving Credit Facility were $192.1 million after reduction of availability to cover $7.9 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $64 million of our cash was held by our foreign subsidiaries as of March 31, 2014. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Three Months Ended March 31,
	2014	2013
Net cash flows provided by operating activities	$114,518	$111,355
Net cash flows used in investing activities	(69,992)	(8,759)
Net cash flows used in financing activities	(13,128)	(30,646)

Historically, our primary uses of cash have been to fund acquisitions, capital expenditures, share repurchases, and dividend payments. With the Senior Secured Credit Facilities, our primary uses of cash now also includes debt service requirements.

Cash Flows from Operating Activities

Membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $114.5 million and $111.4 million in the three months ended March 31, 2014 and 2013, respectively. The increase in cash flows from operations was primarily due to increased sales bookings year over year which has resulted in higher cash collections. These increases have been partially offset by the timing of expense payments.

We made income tax payments of $8.7 million and $2.7 million in the three months ended March 31, 2014 and 2013, respectively and expect to continue making tax payments in future periods.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $70.0 million and $8.8 million in the three months ended March 31, 2014 and 2013, respectively. In the three months ended March 31, 2014, we used $11.0 million for capital expenditures, primarily related to the deployment of new data centers, implementation of a new Content Management System, and a major upgrade to the SHL Talent Measurement client-facing platform. In the three months ended March 31, 2014, we utilized $59.0 million for acquisitions of businesses, primarily related to KnowledgeAdvisors, which included a payment of $51.0 million, net of cash acquired of $1.8 million.

We estimate that capital expenditures to support our infrastructure will be between $31 million and $35 million in 2014.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $13.1 million and $30.6 million in the three months ended March 31, 2014 and 2013, respectively. In the three months ended March 31, 2014 and 2013 $2.7 million and $23.3 million, respectively, was used to repay amounts outstanding under our credit facilities. Additionally, we increased our dividend rate from $0.225 per share in 2013 to $0.2625 per share in 2014. This resulted in a $1.3 million increase in dividend payments in the three months ended March 31, 2014.

Commitments and Contingencies

We continue to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had liabilities of $5.8 million at March 31, 2014 and December 31, 2013, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our 2013 Annual Report on Form 10-K. See Note 13 to the condensed consolidated financial statements for the updated future minimum rental payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

At March 31, 2014 and December 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. Statements using words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” believes,” “forecasts,” and “variations of such words or similar expressions are intended to identify forward-looking statements. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenues, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; any statements regarding the impact of our acquisitions and any related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the U.S. Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL Talent Measurement tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL brand; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment; our potential inability to make, integrate and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments; the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy (including sequestration under the Budget Control Act of 2011); and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2014 to the information included in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
January 1, 2014 to January 31, 2014 (1)	4,855	$78.85	—	$47,250,514
February 1, 2014 to February 28, 2014 (1)	716	$74.81	—	$47,250,514
March 1, 2014 to March 31, 2014 (1)	54,731	$74.07	—	$47,250,514

Total	60,302	$74.47	—

(1)	Represents shares of common stock surrendered by employees to the Company to satisfy federal and state tax withholding obligations.
(2)	In February 2013, our Board of Directors approved a $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: May 12, 2014	By:	/s/ Richard S. Lindahl
Richard S. Lindahl

Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014