Form 10-Q
period 2014-06-30
CORPORATE EXECUTIVE BOARD CO
filed 2014-08-07
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The Company had 33,732,608 shares of common stock, par value $0.01 per share, outstanding at August 1, 2014.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,241	$119,554
Accounts receivable, net	206,729	271,264
Deferred income taxes, net	19,215	17,524
Deferred incentive compensation	25,290	24,472
Prepaid expenses and other current assets	33,752	29,355

Total current assets	380,227	462,169
Deferred income taxes, net	1,624	1,230
Property and equipment, net	116,286	106,854
Goodwill	481,453	442,775
Intangible assets, net	302,970	309,692
Other non-current assets	67,427	60,955

Total assets	$1,349,987	$1,383,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$64,740	$85,294
Accrued incentive compensation	40,340	61,498
Deferred revenue	428,376	416,367
Deferred income taxes, net	875	969
Debt – current portion	10,270	10,274

Total current liabilities	544,601	574,402
Deferred income taxes	47,449	48,553
Other liabilities	120,406	115,424
Debt – long term	500,419	505,554

Total liabilities	1,212,875	1,243,933
Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 44,989,641 and 44,676,447 shares issued, and 33,768,853 and 33,624,002 shares outstanding at June 30, 2014 and December 31, 2013, respectively	450	447
Additional paid-in capital	452,459	444,128
Retained earnings	331,241	347,689
Accumulated elements of other comprehensive income	60,885	43,287
Treasury stock, at cost, 11,220,788 and 11,052,445 shares at June 30, 2014 and December 31, 2013, respectively	(707,923)	(695,809)

Total stockholders’ equity	137,112	139,742

Total liabilities and stockholders’ equity	$1,349,987	$1,383,675

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$230,427	$204,610	$439,864	$394,882
Costs and expenses:
Cost of services	85,034	75,797	163,221	146,788
Member relations and marketing	67,581	58,238	134,929	113,896
General and administrative	27,799	25,253	55,390	50,470
Acquisition related costs	1,106	2,024	2,445	3,022
Impairment loss	39,700	—	39,700	—
Depreciation and amortization	18,437	14,783	34,931	29,489

Total costs and expenses	239,657	176,095	430,616	343,665

Operating (loss) profit	(9,230)	28,515	9,248	51,217
Other income (expense), net
Interest income and other	(1,435)	(256)	(2,088)	1,296
Gain on cost method investment	6,585	—	6,585	—
Interest expense	(4,528)	(6,240)	(9,311)	(12,640)

Other income (expense), net	622	(6,496)	(4,814)	(11,344)

(Loss) income before provision for income taxes	(8,608)	22,019	4,434	39,873
Provision for income taxes	(2,187)	8,451	3,199	15,097

Net (loss) income	$(6,421)	$13,568	$1,235	$24,776

Basic (loss) earnings per share	$(0.19)	$0.41	$0.04	$0.74
Diluted (loss) earnings per share	$(0.19)	$0.40	$0.04	$0.73
Weighted average shares outstanding:
Basic	33,703	33,459	33,709	33,481
Diluted	34,003	33,741	34,101	33,850
Dividends per share	$0.2625	$0.2250	$0.525	$0.450

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(6,421)	$13,568	$1,235	$24,776
Other comprehensive income (loss):
Currency translation adjustment	17,081	(96)	19,062	(38,113)
Foreign currency hedges, net of tax	(1,133)	145	(1,464)	(217)

Comprehensive income (loss)	$9,527	$13,617	$18,833	$(13,554)

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,235	$24,776
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss	39,700	—
Gain on cost method investment	(6,585)	—
Depreciation and amortization	34,931	29,489
Amortization of credit facility issuance costs	1,294	1,609
Deferred income taxes	(13,851)	(4,588)
Share-based compensation	7,757	5,857
Excess tax benefits from share-based compensation arrangements	(3,053)	(4,036)
Foreign currency translation loss	1,755	579
Changes in operating assets and liabilities:
Accounts receivable, net	68,630	49,458
Deferred incentive compensation	(901)	(3,060)
Prepaid expenses and other current assets	(2,715)	(1,001)
Other non-current assets	(902)	392
Accounts payable and accrued liabilities	(22,528)	(23,435)
Accrued incentive compensation	(21,560)	(16,010)
Deferred revenue	3,626	17,562
Other liabilities	3,325	70

Net cash flows provided by operating activities	90,158	77,662
Cash flows from investing activities:
Purchases of property and equipment	(23,819)	(14,384)
Cost method investments	(1,092)	(7,300)
Acquisition of businesses, net of cash acquired	(58,902)	—

Net cash flows used in investing activities	(83,813)	(21,684)
Cash flows from financing activities:
Payments of credit facility	(5,376)	(26,626)
Proceeds from the exercise of common stock options	—	1,098
Proceeds from the issuance of common stock under the employee stock purchase plan	557	384
Excess tax benefits from share-based compensation arrangements	3,053	4,036
Purchase of treasury shares	(5,241)	(2,751)
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(6,673)	(6,466)
Payment of dividends	(17,691)	(15,064)

Net cash flows used in financing activities	(31,371)	(45,389)
Effect of exchange rates on cash	713	(1,715)

Net (decrease) increase in cash and cash equivalents	(24,313)	8,874
Cash and cash equivalents, beginning of period	119,554	72,699

Cash and cash equivalents, end of period	$95,241	$81,573

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

The Corporate Executive Board Company (“CEB” or the “Company”) is a member-based advisory company that equips senior executives and their teams with insight and actionable solutions to drive corporate performance by combining the best practices of thousands of member companies with its proprietary research methodologies, benchmarking assets, and human capital analytics. This distinctive approach, pioneered by CEB, enables executives to harness peer perspectives and tap into breakthrough innovation without costly consulting or reinvention.

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

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2013 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2014 may not be indicative of the results that may be expected for the year ended December 31, 2014 or any other period within 2014.

Note 2. Recent Accounting Pronouncements

Not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). This ASU provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, and changes disclosure requirements. Under this ASU, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. Early adoption is not permitted. The Company is in the process of evaluating the methods of adoption allowed by the ASU and assessing its impact on the Company’s consolidated financial statements and related disclosures.

Note 3. Acquisitions

KnowledgeAdvisors

On February 28, 2014, the Company completed the acquisition of 100% of the equity interests of KnowledgeAdvisors, Inc. (“KnowledgeAdvisors”). The purchase price, net of cash acquired, was $50.9 million. KnowledgeAdvisors is a provider of analytics solutions for talent development professionals. KnowledgeAdvisors’ analytics platform provides benchmarks that gauge the effectiveness of learning and development programs and allows Chief Human Resources Officers and Chief Learning Officers to improve employee competencies and generate stronger returns on talent investments.

Based on the fair value of the acquired assets and assumed liabilities as of the acquisition date, the Company allocated $24.0 million to amortizable intangible assets, consisting of customer relationships, acquired intellectual property, trade names, and software, with a weighted average amortization period of 4 years and $38.1 million to goodwill related primarily to workforce and expected revenue and cost synergies. Goodwill and intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $9.6 million related to the difference in the book and tax basis of identifiable intangible assets. Deferred revenue at the acquisition date was recorded at fair value, which resulted in a $3.6 million reduction of deferred revenue. Of this amount, $1.8 million would have been recognized as revenue in the six months ended June 30, 2014. The remaining amount would have been recognized primarily in the third and fourth quarters of 2014. The Company is still evaluating the fair value of acquired assets and liabilities; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon the receipt of final valuations for the underlying assets and the necessary management reviews thereof.

The operating results of KnowledgeAdvisors have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Talent Neuron

On January 14, 2014, the Company acquired the Talent Neuron platform from Zinnov LLC for a cash payment of approximately $8.0 million. The Talent Neuron platform is a web-based solution started in 2011 that provides global talent market intelligence data, software, and decision support to assist executives with key talent planning activities. The Company allocated $1.7 million to intangible assets, consisting of acquired intellectual property and software, with a weighted average amortization period of 3 years and $6.3 million to goodwill which is not deductible for tax purposes. All post-closing adjustments have been completed. The operating results of Talent Neuron have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Investments in Other Entities

In the three months ended June 30, 2014, the Company exchanged its investment in preferred stock of PayScale, Inc. for common shares of PayScale Holdings, Inc. as part of the acquisition of PayScale, Inc. by a third party. As such, the Company adjusted its cost-method investment carrying amount to fair value which resulted in a $6.6 million non-cash gain in the three and six months ended June 30, 2014. The fair value of the common shares received was measured at the price paid for identical shares by new investors in PayScale Holdings, Inc.

At June 30, 2014 and December 31, 2013, the Company held a total of five investments in private entities with an aggregate carrying amount of $21.2 million and $14.6 million, respectively, included in Other non-current assets in the condensed consolidated balance sheets. The cost method is used for these investments as the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practicable to estimate.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$95,241	$—	$—	$119,554	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	17,565	—	—	16,975	—
Forward currency exchange contracts	—	440	—	—	761	—
Interest rate swaps	—	—	—	—	880	—
Financial liabilities
Interest rate swaps	$—	$1,208	$—	$—	$—	$—

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

Certain assets, such as goodwill, intangible assets, investments accounted for under the cost method, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company measured the fair value of the PDRI reporting unit and recorded a fair value adjustment (see Notes 6 and 7) in the three months ended June 30, 2014. Any such fair value measurements are included in the Level 3 fair value hierarchy. The value of the common stock received in the PayScale transaction (see Note 3) was determined based on the cash paid by other new investors in the same transaction and is therefore considered a Level 2 fair value measurement.

Note 5. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Billed	$139,966	$199,327
Unbilled	69,040	74,033

	209,006	273,360
Allowance for uncollectible revenue	(2,277)	(2,096)

Accounts receivable, net	$206,729	$271,264

Note 6. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Six Months Ended June 30, 2014			Year Ended December 31, 2013
	CEB segment	SHL Talent Measurement segment	Total	CEB segment	SHL Talent Measurement segment	Total
Beginning of year	$71,119	$371,656	$442,775	$94,286	$377,013	$471,299
Goodwill acquired	44,436	—	44,436	—	—	—
Purchase accounting adjustments	—	—	—	(422)	(11,822)	(12,244)
Impairment loss	(18,900)	—	(18,900)	(22,600)	—	(22,600)
Impact of foreign currency	656	12,486	13,142	(145)	6,465	6,320

Goodwill, end of period	$97,311	$384,142	$481,453	$71,119	$371,656	$442,775

Accumulated impairment loss, end of period	$41,500	$—	$41,500	$22,600	$—	$22,600

Goodwill for certain of the Company’s foreign subsidiaries is recorded in their functional currency, which is their local currency, and therefore is subject to foreign currency translation adjustments.

PDRI Goodwill

The Company recorded an impairment loss of $39.7 million in the three months ended June 30, 2014. Of this amount, $20.8 million relates to the customer list intangible asset and $18.9 million relates to the goodwill of the PDRI reporting unit. This loss did not impact the Company’s current liquidity position or cash flows for 2014.

Management identified indicators of potential impairment at June 30, 2014 through reviews of sales and operating results for the year-to-date period and consideration of additional insights into the impact of the current government contracting environment. Management has gained insights from sales proposals submitted to the US Federal government that will impact the future operating results of the reporting unit. Management has determined that the reporting unit is unlikely to meet previously forecasted projections for cash flows in 2014 and beyond. Increased competitive pressures resulting principally from reduced government spending and uncertainty around future spending has caused overall margins in the PDRI business to decrease. Management has also lowered its previously forecasted sales to the private sector based on the current outlook and opportunity pipeline.

Based on these indicators of impairment, management concluded it was likely that the carrying value of the PDRI reporting unit exceeded its fair value at June 30, 2014. As required, management performed a test of recoverability for the intangible assets of the reporting unit. On an undiscounted basis, the cash flows projected for PDRI’s current customer list did not exceed the carrying value of the asset at June 30, 2014. Management then performed a fair value calculation of the customer list asset based on estimates of future revenues and cash flows from those customers. The estimated fair value of the asset was $7.9 million which resulted in an impairment loss of $20.8 million.

Management then completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value after recording the impairment for the customer list asset. Consequently, management then completed the Step 2 of the impairment analysis which resulted in an $18.9 million goodwill impairment loss. Following the impairment, the remaining balance of goodwill for the PDRI reporting unit was $12.4 million.

The impairment loss for goodwill and customer relationships does not result in a tax deduction for income tax purposes. At the time of the PDRI acquisition, a deferred tax liability in the amount of $14.2 million was established for the non-deductible amortization associated with this asset. In connection with the customer relationship impairment loss, $8.0 million of this deferred tax liability was reduced. The goodwill impairment is considered a permanent tax difference and as such, will have the effect of increasing the effective tax rate for 2014.

Management used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions which have the most significant effect on the determination of fair value are: 1) the projected revenues which include estimates for growth in future periods from expansion into other markets, 2) the projected cash flows which are driven by the revenue estimates and estimates of EBITDA margins in the future forecast period, and 3) the discount rate. Management, in conjunction with its valuation advisors, determined that due to the small size and specialized nature of the PDRI reporting unit, there was not sufficient comparable market data upon which to rely for purposes of establishing fair value of the reporting unit; however, management did consider comparable companies as a test of reasonableness for the estimate of fair value.

Under the income approach, management used internally generated projected financial information which included revenue growth rates that consider the Company’s plan for the expansion of PDRI into the private sector. The near to mid-term EBITDA margins are also estimated to increase nominally year-over-year from those experienced over the past six months during the forecast period. The assumed discount rate utilized was 14.5%. The assumed discount rate includes consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

If all assumptions are held constant, a one percentage point increase in the discount rate would result in an approximately $1 million decrease in the estimated fair value of the reporting unit, primarily impacting goodwill. Assessing fair value includes, among other things, making key assumptions for estimating future cash flows and revenues. These assumptions are subject to a high degree of judgment and complexity. Management seeks to estimate operating results as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in an impairment in future periods. If PDRI is not successful in selling its services commercially, or if the US Federal government spending cuts are deeper than currently anticipated, updated estimates of operating results could result in future impairment.

In the third quarter of 2013, the Company identified indicators of impairment for the PDRI reporting unit, including lower than anticipated results of operations and constrained forecasts of future operating results and rising interest rates. Accordingly, the Company completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, the Company completed Step 2 of the impairment analysis which resulted in a $22.6 million goodwill impairment loss. As a result of the factors discussed above, the outlook for the PDRI business has deteriorated thereby leading to the 2014 impairment loss.

SHL Goodwill

In the third quarter of 2013, the Company identified interim indicators of potential impairment for the SHL reporting unit, including lower revenue and EBITDA than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, the Company completed Step 1 of the impairment test. The carrying value of the reporting unit was $600 million at September 30, 2013, including $375 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by approximately 1% at September 30, 2013 and accordingly, a goodwill impairment loss was not recorded for this reporting unit. The Company further concluded that goodwill for this reporting unit was not impaired at October 1, 2013, the date of the required annual impairment test.

This reporting unit remains at considerable risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. The Company continues to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit. The reporting unit’s expenses are denominated primarily in the British Pound Sterling (“GBP”) while contracts with customers and revenues are in local currencies. An increase in the value of the GBP versus other global currencies may adversely impact operating results. Other factors that the Company is monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions. Through June 30, 2014, the SHL Talent Measurement operating results are in line with management estimates and there has not been a material change in market comparable information through June 30, 2014.

A change in assumptions, such as the discount rate or market comparable multiples, would have resulted in the reporting unit failing Step 1 of the interim goodwill impairment analysis at September 30, 2013. If all assumptions were held constant, a one percentage point increase in the discount rate would have resulted in an approximately $26 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would have resulted in a $15 million decrease in the estimated fair value of the reporting unit.

Note 7. Intangible Assets, net

Intangible assets, net at June 30, 2014 consisted of the following (in thousands):

	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$216,687	$20,800	$38,999	$156,888	11.1
Acquired intellectual property	106,628	—	25,533	81,095	12.5
Trade names	68,430	—	10,813	57,617	12.8
Software	15,977	—	8,607	7,370	1.9

Total	$407,722	$20,800	$83,952	$302,970	11.5

Intangible assets, net at December 31, 2013 consisted of the following (in thousands):

	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$196,296	$—	$29,219	$167,077	12.0
Acquired intellectual property	98,855	—	19,176	79,679	13.5
Trade names	66,048	—	7,954	58,094	13.2
Software	11,223	—	6,381	4,842	1.5

Total	$372,422	$—	$62,730	$309,692	12.5

The Company’s intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

As part of the interim impairment test for PDRI (see Note 6), the Company completed a recoverability test related to the intangible assets of PDRI, which is included in the CEB segment. On an undiscounted basis, the cash flows projected for PDRI’s current customer list did not exceed the carrying value of the asset at June 30, 2014. Management then performed a fair value calculation of the customer list asset based on estimates of future revenues and cash flows from those customers. The estimated fair value of the asset was $7.9 million, which was less than the carrying value of $28.7 million. As a result, the Company recorded a pre-tax impairment loss of $20.8 million in the three months ended June 30, 2014. This non-cash loss did not impact the Company’s liquidity position or cash flows.

Amortization expense was $10.4 million and $8.6 million in the three months ended June 30, 2014 and 2013, respectively. Amortization expense was $19.8 million and $17.4 million in the six months ended June 30, 2014 and 2013, respectively. Future expected amortization of intangible assets at June 30, 2014 was as follows (in thousands):

2014 (1)	$19,812
2015	36,673
2016	33,308
2017	30,058
2018	29,589
Thereafter	153,530

Total	$302,970

(1)	For the six month period ended December 31, 2014

Note 8. Other Liabilities

Other liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred compensation	$18,683	$15,875
Lease incentives	36,432	33,209
Deferred rent benefit	35,878	34,596
Deferred revenue – long term	14,069	13,739
Other	15,344	18,005

Total other liabilities	$120,406	$115,424

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at the option of the Company, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios. The annual interest rate on the Term A-1 Loans was 2.43% at June 30, 2014.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. Based on current projections, the Company does not believe that any mandatory prepayments will be required for the year ended December 31, 2014. Thus, no amounts have been reclassified to current debt at June 30, 2014. In the event actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s condensed consolidated balance sheets. The Company was in compliance with all of the covenants of the Credit Agreement at June 30, 2014.

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

Total amortization expense of loan origination fees and deferred financing costs was $0.7 million and $0.8 million in the three months ended June 30, 2014 and 2013, respectively, and $1.3 million and $1.6 million in the six months ended June 30, 2014 and 2013, respectively. The Company paid interest of $3.9 million and $5.4 million in the three months ended June 30, 2014 and 2013, respectively, and $8.0 million and $10.8 million in the six months ended June 30, 2014 and 2013, respectively.

The future minimum payments for the Senior Secured Credit Facilities are as follows for the years ended December 31 (in thousands):

2014 (1)	$5,375
2015	15,750
2016	20,750
2017	20,750
2018	450,000

Total principal payments	512,625
Less: unamortized original issue discount	1,936

Present value of principal payments	510,689
Less: current portion	10,270

Debt – long term	$500,419

(1)	For the six months ended December 31, 2014.

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

The Company recognized total share-based compensation costs of $3.8 million and $3.1 million in the three months ended June 30, 2014 and 2013, respectively, and $7.8 million and $5.9 million in the six months ended June 30, 2014 and 2013, respectively. These amounts are allocated to cost of services, member relations and marketing, and general and administrative expenses in the condensed consolidated statements of operations. At June 30, 2014, $31.5 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	Six Months Ended June 30, 2014
	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	749,955	$46.03
Granted	325,949	69.94
Forfeited	(31,202)	50.90
Vested	(280,001)	40.71

Non-vested, end of period	764,701	$57.97

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

The following table summarizes the changes in PSAs:

	Six Months Ended June 30, 2014
	Number of PSAs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	60,639	$48.42
Granted	29,873	69.44
Forfeited	(8,337)	48.16
Vested	—	—

Non-vested, end of period	82,175	$56.09

Dividends

In February 2014, the Board of Directors declared a first quarter 2014 cash dividend of $0.2625 per share. This dividend, totaling $8.8 million, was paid on March 31, 2014 to stockholders of record at the close of business on March 14, 2014.

In May 2014, the Board of Directors declared a second quarter 2014 cash dividend of $0.2625 per share. This dividend, totaling $8.9 million, was paid on June 27, 2014 to stockholders of record at the close of business on June 13, 2014. On August 7, 2014 the Board of Directors declared a third quarter cash dividend of $0.2625 per share. The dividend is payable on September 30, 2014 to stockholders of record at the close of business on September 15, 2014. The Company funds its dividend payments with cash on hand and cash generated from operations.

Share Repurchases

In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiate transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations. The Company repurchased approximately 77,000 shares and 48,000 shares for an aggregated purchase price of $5.2 million and $2.8 million in the three and six months ended June 30, 2014 and 2013, respectively.

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

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months and from interest rate swaps is 56 months. The forward currency contracts and interest rate swaps are recognized in the condensed consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was $4.5 million and $11.9 million at June 30, 2014 and December 31, 2013, respectively.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets was as follows (in thousands)

Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$440	$761
Other non-current assets	$—	$880
Liability Derivatives
Other liabilities	$1,208	$—

The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)		Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Forward currency contracts	$263	$(22)	$363	$(1,007)
Interest rate swap arrangements	(971)	—	(2,077)	—

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2014	2013	2014	2013
Cost of services	$162	$(118)	$321	$(290)
Member relations and marketing	134	(98)	265	(240)
General and administrative	65	(47)	128	(116)
Interest expense	819	—	11	—

	$1,180	$(263)	$725	$(646)

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

The effective income tax rate in the three months ended June 30, 2014 and 2013 was (25.4%) and 38.4%, respectively and 72.1% and 37.9% in the six months ended June 30, 2014 and 2013, respectively. The effective income tax rate was primarily impacted by the PDRI goodwill impairment loss, limitations on interest deductibility in certain foreign jurisdictions, and the fact that there was no benefit for foreign currency remeasurement in the current annual period, partially offset by a one-time benefit for foreign currency remeasurement of an intercompany loan in 2013. The $39.7 million impairment loss associated with PDRI’s non-deductible intangible assets and goodwill recognized in the three months ended June 30, 2014 was not treated as a discrete event; rather, it was considered to be a component of the estimated annual effective tax rate. Since the goodwill impairment loss was recognized in the second quarter, thereby reducing quarter and year to date income before tax, the quarter and year to date effective tax rates are higher than that which was expected for the full year.

The Company made income tax payments of $10.8 million and $23.5 million in the three months ended June 30, 2014 and 2013, respectively and $19.5 million and $26.4 million in the six months ended June 30, 2014 and 2013, respectively. The Company had net prepaid income taxes of $8.9 million at June 30, 2014.

Note 13. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	33,703	33,459	33,709	33,481
Effect of dilutive common shares outstanding	300	282	392	369

Diluted weighted average common shares outstanding	34,003	33,741	34,101	33,850

Approximately 0.3 million shares in the three months ended June 30, 2013 and approximately 0.1 million and 0.4 million shares in the six months ended June 30, 2014 and 2013, respectively, have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. Because the Company had a net loss for the three months ended June 30, 2014, the dilutive common shares outstanding were also excluded from the calculation of earnings per share for the three months ended June 30, 2014. These shares related to share-based compensation awards.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2028. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance. Future minimum rental payments under non-cancelable operating leases and future minimum receipts under subleases, excluding executory costs, are as follows at June 30, 2014:

	Total	2014 (1)	YE 2015	YE 2016	YE 2017	YE 2018	Thereafter
Operating lease obligations (2)	$592,856	$26,131	$52,989	$53,351	$50,871	$48,671	$360,843
Sublease receipts	(282,597)	(9,911)	(21,855)	(22,380)	(22,470)	(22,982)	(182,999)

Total net lease obligations	$310,259	$16,220	$31,134	$30,971	$28,401	$25,689	$177,844

(1)	For the six months ended December 31, 2014.
(2)	The operating lease obligations above do not include the impact of the new lease agreement described in Note 17.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $5.8 million liability at June 30, 2014 and December 31, 2013, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Note 15. Changes in Accumulated Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive (loss) income (“AOCI”) is a balance sheet item in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three and six months ended June 30, 2014 are as follows (in thousands):

Three Months Ended June 30, 2014	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, March 31, 2014	$578	$44,359	$44,937
Net unrealized (losses) gains	(425)	—	(425)
Reclassification of (gains) losses into earnings	(708)	—	(708)
Net translation of investments in foreign operations	—	10,981	10,981
Net translation of intra-entity loans	—	6,100	6,100

Net change in Accumulated other comprehensive (loss) income	(1,133)	17,081	15,948

Balance, June 30, 2014	$(555)	$61,440	$60,885

Six Months Ended June 30, 2014	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2013	$909	$42,378	$43,287
Net unrealized (losses) gains	(1,029)	—	(1,029)
Reclassification of (gains) losses into earnings	(435)	—	(435)
Net translation of investments in foreign operations	—	11,614	11,614
Net translation of intra-entity loans	—	7,448	7,448

Net change in Accumulated other comprehensive (loss) income	(1,464)	19,062	17,598

Balance, June 30, 2014	$(555)	$61,440	$60,885

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans which the Company deems to be of a long-term investment nature.

Note 16. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company has two reportable segments, CEB and SHL Talent Measurement. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. The CEB segment also includes the operations of PDRI, a service provider of customized personnel assessment tools and services primarily to various agencies of the US government and also to commercial enterprises, and recently-acquired KnowledgeAdvisors and Talent Neuron.

The SHL Talent Measurement segment, which includes the operations of SHL (other than PDRI), provides cloud-based solutions for talent assessment, talent mobility, and decision support as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement provides assessments that assist customers in determining potential candidates for employment and career planning, consulting services that are customizations to the assessments, and training services related to use of assessments.

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

Information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
CEB segment	$175,370	$156,818	$336,089	$304,957
SHL Talent Measurement segment	55,057	47,792	103,775	89,925

Total revenue	$230,427	$204,610	$439,864	$394,882

Adjusted revenue
CEB segment	$176,917	$156,818	$337,936	$304,957
SHL Talent Measurement segment	55,460	50,742	105,162	97,384

Total Adjusted revenue	$232,377	$207,560	$443,098	$402,341

Operating (loss) profit
CEB segment	$(9,158)	$30,894	$13,216	$57,326
SHL Talent Measurement segment	(72)	(2,379)	(3,968)	(6,109)

Total operating (loss) profit	$(9,230)	$28,515	$9,248	$51,217

Adjusted EBITDA
CEB segment	$44,744	$41,044	$79,985	$79,865
SHL Talent Measurement segment	9,380	9,997	15,086	18,358

Total Adjusted EBITDA	$54,124	$51,041	$95,071	$98,223

Adjusted EBITDA margin
CEB segment	25.3%	26.2%	23.7%	26.2%
SHL Talent Measurement segment	16.9%	19.7%	14.3%	18.9%
Total Adjusted EBITDA margin	23.3%	24.6%	21.5%	24.4%
Depreciation and amortization
CEB segment	$9,343	$7,085	$17,135	$14,292
SHL Talent Measurement segment	9,094	7,698	17,796	15,197

Total depreciation and amortization	$18,437	$14,783	$34,931	$29,489

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$230,427	$204,610	$439,864	$394,882
Impact of deferred revenue fair value adjustment	1,950	2,950	3,234	7,459

Adjusted revenue	$232,377	$207,560	$443,098	$402,341

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(6,421)	$13,568	$1,235	$24,776
Provision for income taxes	(2,187)	8,451	3,199	15,097
Interest expense, net	4,347	6,174	9,155	12,523
Depreciation and amortization	18,437	14,783	34,931	29,489
Impact of the deferred revenue fair value adjustment	1,950	2,950	3,234	7,459
Acquisition related costs	1,106	2,024	2,445	3,022
Impairment loss	39,700	—	39,700	—
Gain on cost method investment	(6,585)	—	(6,585)	—
Share-based compensation	3,777	3,091	7,757	5,857

Total Adjusted EBITDA	$54,124	$51,041	$95,071	$98,223

Total Adjusted EBITDA margin	23.3%	24.6%	21.5%	24.4%

Note 17. Subsequent Event

In July 2014, the Company entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. The Company currently expects to pay approximately $22.0 million per year beginning in 2018, subject to rental escalations and pro rata share of operating expenses and real estate taxes increases above the base year. In connection with the new lease, the lessor assumed the Company’s previous obligations for one of its Arlington, Virginia locations at the start of the new lease term. The Company will remain as the primary obligor in case of default by the lessor. The accounting treatment related to the landlord assumption of our existing lease will require the Company to record a non-cash expense item in the third quarter of 2014.

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

We operate through two reporting segments. The CEB segment includes the legacy CEB products and services provided to senior executives and their teams, Personnel Decisions Research Institutes, Inc. (“PDRI”), a subsidiary acquired as part of the SHL Group Holdings I (“SHL”) acquisition and our 2014 acquisitions, KnowledgeAdvisors, Inc. (“KnowledgeAdvisors”) and the Talent Neuron platform. PDRI provides customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises. The SHL Talent Measurement segment provides cloud-based solutions for talent assessment and talent mobility, and decision support, as well as professional services to support those solutions.

These operating assets enable us to combine our best practices, insights, and data from our CEB membership programs with SHL Talent Measurement assessments, predictive analytics, and robust technology platforms. This combination increases our capabilities for helping clients manage talent, transform operations, and reduce risk. Over time, our member network and data sets grow and strengthen the impact of our products and services for our customers. The SHL Talent Measurement products deliver rich data, analytics, and insights for assessing and managing employees and applicants, and position clients to achieve better business results through enhanced intelligence on talent and key decision-making processes from hiring and recruiting, to employee development and succession planning.

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

The term “Adjusted EBITDA” refers to net (loss) income before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; gain on cost method investment; debt extinguishment costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition.

The term “Adjusted EBITDA margin” refers to Adjusted EBITDA as a percentage of Adjusted revenue.

The term “Adjusted net income” refers to net (loss) income before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; impairment loss; gain on cost method investment; debt extinguishment costs; amortization of acquisition related intangibles; costs associated with exit activities; restructuring costs; and gain on acquisition.

“Non-GAAP diluted earnings per share” refers to diluted (loss) earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; impairment loss; gain on cost method investment; debt extinguishment costs; amortization of acquisition related intangibles; costs associated with exit activities; restructuring costs; and gain on acquisition.

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

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

•	Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incurred transaction and certain other operating expenses in connection with our acquisitions which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

•	Share-based compensation: Although share-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense. Accordingly, we exclude share-based compensation from our non-GAAP financial measures because we believe it provides valuable supplemental information that helps investors have a more complete understanding of our operating results. In addition, we believe the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other peer companies, many of which also exclude such expense in determining their non-GAAP measures, given varying valuation methodologies, subjective assumptions, and the variety and amount of award types that may be utilized.

•	Impairment loss, gain on cost method investment, and debt extinguishment costs: We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

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

A reconciliation of each of the non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands).

Adjusted Revenue

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$175,370	$55,057	$230,427	$156,818	$47,792	$204,610
Impact of the deferred revenue fair value adjustment	1,547	403	1,950	—	2,950	2,950

Adjusted revenue	$176,917	$55,460	$232,377	$156,818	$50,742	$207,560

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$336,089	$103,775	$439,864	$304,957	$89,925	$394,882
Impact of the deferred revenue fair value adjustment	1,847	1,387	3,234	—	7,459	7,459

Adjusted revenue	$337,936	$105,162	$443,098	$304,957	$97,384	$402,341

Adjusted EBITDA

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net (loss) income			$(6,421)			$13,568
Provision for income taxes			(2,187)			8,451
Interest expense, net			4,347			6,174
Gain on cost method investment			(6,585)			—
Other expense (income), net			1,616			322

Operating (loss) profit	$(9,158)	$(72)	(9,230)	$30,894	$(2,379)	28,515
Other (expense) income, net	(1,008)	(608)	(1,616)	(869)	547	(322)
Depreciation and amortization	9,343	9,094	18,437	7,085	7,698	14,783
Impact of the deferred revenue fair value adjustment	1,547	403	1,950	—	2,950	2,950
Acquisition related costs	1,106	—	1,106	1,189	835	2,024
Impairment loss	39,700	—	39,700	—	—	—
Share-based compensation	3,214	563	3,777	2,745	346	3,091

Adjusted EBITDA	$44,744	$9,380	$54,124	$41,044	$9,997	$51,041

Adjusted EBITDA margin	25.3%	16.9%	23.3%	26.2%	19.7%	24.6%

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net income			$1,235			$24,776
Provision for income taxes			3,199			15,097
Interest expense, net			9,155			12,523
Gain on cost method investment			(6,585)			—
Other expense (income), net			2,244			(1,179)

Operating profit (loss)	$13,216	$(3,968)	9,248	$57,326	$(6,109)	51,217
Other (expense) income, net	(1,089)	(1,155)	(2,244)	872	307	1,179
Depreciation and amortization	17,135	17,796	34,931	14,292	15,197	29,489
Impact of the deferred revenue fair value adjustment	1,847	1,387	3,234	—	7,459	7,459
Acquisition related costs	2,445	—	2,445	2,019	1,003	3,022
Impairment loss	39,700	—	39,700	—	—	—
Share-based compensation	6,731	1,026	7,757	5,356	501	5,857

Adjusted EBITDA	$79,985	$15,086	$95,071	$79,865	$18,358	$98,223

Adjusted EBITDA margin	23.7%	14.3%	21.5%	26.2%	18.9%	24.4%

Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(6,421)	$13,568	$1,235	$24,776
Impact of the deferred revenue fair value adjustment (1)	1,219	2,100	2,127	5,310
Acquisition related costs (1)	743	1,334	1,545	1,958
Impairment loss (2)	24,139	—	24,139	—
Gain on cost method investment (1)	(3,944)	—	(3,944)	—
Share-based compensation (1)	2,363	1,915	4,821	3,605
Amortization of acquisition related intangibles (1)	7,429	5,844	13,929	11,799

Adjusted net income	$25,528	$24,761	$43,852	$47,448

Non-GAAP Diluted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diluted (loss) earnings per share	$(0.19)	$0.40	$0.04	$0.73
Impact of the deferred revenue fair value adjustment (1)	0.04	0.06	0.06	0.16
Acquisition related costs (1)	0.02	0.04	0.05	0.05
Impairment loss (2)	0.71	—	0.71	—
Gain on cost method investment (1)	(0.12)	—	(0.12)	—
Share-based compensation (1)	0.07	0.06	0.14	0.11
Amortization of acquisition related intangibles (1)	0.22	0.17	0.41	0.35

Non-GAAP diluted earnings per share	$0.75	$0.73	$1.29	$1.40

(1)	Adjustments are net of the estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income rates were used: 34% in 2014 and 29% in 2013 for the deferred revenue fair value adjustment; 37% in 2014 and 2013 for acquisition related costs; 40% in 2014 for the gain on cost method investment; 38% in 2014 and 39% in 2013 for share-based compensation; and 30% in 2014 and 32% in 2013 for amortization of acquisition related intangibles.
(2)	The $39.7 million impairment loss associated with PDRI’s non-deductible intangible assets and goodwill recognized in the three months ended June 30, 2014 was not treated as a discrete event in the provision for income taxes; rather, it was considered to be a component of the estimated annual effective rate. Approximately $0.4 million of the income tax effect associated with the non-deductible goodwill impairment loss was reflected in the income tax provision in the three and six months ended June 30, 2014 and the remaining tax effect of approximately $3.1 million and $4.1 million will be added back in the third and fourth quarter of 2014, respectively, to bring the full year adjustment to $31.3 million.

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

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$230,427	$204,610	$439,864	$394,882
Costs and expenses:
Cost of services	85,034	75,797	163,221	146,788
Member relations and marketing	67,581	58,238	134,929	113,896
General and administrative	27,799	25,253	55,390	50,470
Acquisition related costs	1,106	2,024	2,445	3,022
Impairment loss	39,700	—	39,700	—
Depreciation and amortization	18,437	14,783	34,931	29,489

Total costs and expenses	239,657	176,095	430,616	343,665

Operating (loss) profit	(9,230)	28,515	9,248	51,217
Other income (expense), net
Interest income and other	(1,435)	(256)	(2,088)	1,296
Gain on cost method investment	6,585	—	6,585	—
Interest expense	(4,528)	(6,240)	(9,311)	(12,640)

Total other income (expense), net	622	(6,496)	(4,814)	(11,344)

(Loss) income before provision for income taxes	(8,608)	22,019	4,434	39,873
Provision for income taxes	(2,187)	8,451	3,199	15,097

Net (loss) income	$(6,421)	$13,568	$1,235	$24,776

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production and delivery of our services and products, consisting of salaries; share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials; costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management; consisting of salaries; sales incentives; share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions; including human resources and recruiting; finance and accounting; legal; management information systems; facilities management; business development; and other. Costs include salaries; share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding; consolidation of office locations and associated exit costs; and consolidation of technology infrastructure.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures and equipment; capitalized software; and website development costs.

Segment Results

CEB Segment Operating Data

	June 30,
	2014	2013
CEB segment Contract Value (in thousands) (1)	$641,091	$567,220
CEB segment Member institutions (2)	6,780	6,061
CEB segment Contract Value per member institution	$94,366	$93,457
CEB segment Wallet retention rate (3)	99%	99%

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value at June 30, 2014 includes $20.2 million from KnowledgeAdvisors and Talent Neuron. CEB segment Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Member institutions,” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”
(3)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased $73.9 million, or 13.0%, at June 30, 2014 compared to June 30, 2013 primarily as a result of increased sales to new and existing large enterprise and middle market members. CEB segment Contract Value included $20.2 million from Talent Neuron and KnowledgeAdvisors; and, thus, organic CEB Contract Value growth was 9.5% on a year-over-year basis.

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$175,370	$156,818	$336,089	$304,957
Costs and expenses:
Cost of services	63,349	57,262	121,884	110,810
Member relations and marketing	50,659	43,048	101,056	85,762
General and administrative	20,371	17,340	40,653	34,748
Acquisition related costs	1,106	1,189	2,445	2,019
Impairment loss	39,700	—	39,700	—
Depreciation and amortization	9,343	7,085	17,135	14,292

Total costs and expenses	184,528	125,924	322,873	247,631

Operating (loss) profit	$(9,158)	$30,894	$13,216	$57,326

CEB Segment Revenue

Revenue increased $18.6 million, or 11.8%, to $175.4 million in the three months ended June 30, 2014 from $156.8 million in the three months ended June 30, 2013 and $31.1 million, or 10.2%, to $336.1 million in the six months ended June 30, 2014 from $305.0 million in the six months ended June 30, 2013.

The increases in 2014 were primarily due to an increase in sales bookings with new and existing customers. In addition, 2014 revenue included $4.1 million and $5.5 million in the three and six months ended June 30, 2014, respectively, from KnowledgeAdvisors and Talent Neuron.

KnowledgeAdvisors deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from KnowledgeAdvisors’ historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was approximately $3.6 million. Of this amount, $1.8 million would have been recognized as revenue in the six months ended June 30, 2014. The remaining amount would have been recognized primarily in the third and fourth quarters of 2014.

Adjusted revenue increased $20.1 million, or 12.8%, to $176.9 million in the three months ended June 30, 2014 from $156.8 million in the three months ended June 30, 2013. Adjusted revenue increased $33.0 million, or 10.8%, to $337.9 million in the six months ended June 30, 2014 from $305.0 million in the six months ended June 30, 2013.

CEB Segment Costs and Expenses

Costs and expenses were $184.5 million in the three months ended June 30, 2014, an increase of $58.6 million from $125.9 million in the three months ended June 30, 2013. Costs and expenses were $322.9 million in the six months ended June 30, 2014, an increase of $75.2 million from $247.6 million in the six months ended June 30, 2013. The primary impact on the increase in total costs and expenses was the $39.7 million impairment loss from PDRI. Additionally, changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling (“GBP”) and the Australian dollar all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs, includes salaries, payroll taxes and benefits. The total expense was $72.1 million and $63.2 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $8.9 million. The total expense was $138.8 million and $124.3 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $14.5 million. The increases were primarily due to increases in headcount, including the impact of the personnel from acquired companies as discussed above, and salary increases.

•	Variable compensation consists of sales commissions and annual bonuses. The total expense was $18.5 million and $16.9 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $1.6 million. The increase was primarily due to a $2.1 million increase in sales incentives resulting from increased sales bookings, partially offset by a decrease in the expected payout of annual bonuses. The total expense was $37.6 million and $33.6 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $4.0 million. The increase was primarily due to an increase in sales incentive rates and increased sales bookings.

•	Share-based compensation costs were $3.2 million and $2.7 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $0.5 million. Share-based compensation costs were $6.7 million and $5.2 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $1.5 million. The increases were primarily due to an increase in the total fair value of awards granted in 2011 through 2014.

•	Third-party consulting costs were $8.2 million and $6.0 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $2.2 million. Third-party consulting costs were $16.7 million and $12.1 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $4.6 million. The increases were primarily due to the use of consultants for member-facing technology development and the implementation of operating systems enhancements.

•	Travel and related expenses were $7.1 million and $7.0 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $0.1 million. Travel and related expenses were $14.8 million and $13.7 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $1.1 million. The increases were primarily due to increased costs incurred in the delivery of advisory and research services.

•	Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $7.6 million and $7.3 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $0.3 million. Allocated facilities costs were $14.5 million and $13.8 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $0.7 million. The increases were primarily due to the addition of new office space related to the expansion of our headquarters in Arlington, Virginia in the second quarter of 2013.

•	CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.15, or 9%, higher, on average, in the three and six months ended June 30, 2014 compared to the same period of 2013. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$35,633	20.3%	$31,874	20.3%	$67,312	20.0%	$61,732	20.2%
Variable compensation	5,146	2.9	5,855	3.7	11,053	3.3	11,423	3.7
Allocated facilities	2,948	1.7	3,140	2.0	5,806	1.7	5,889	1.9
Third-party consulting	5,750	3.3	4,526	2.9	11,637	3.5	8,926	2.9
Travel and related	3,546	2.0	3,278	2.1	7,082	2.1	6,333	2.1
Share-based compensation	1,329	0.8	1,016	0.6	2,529	0.8	1,942	0.6

Cost of services increased 10.6%, or $6.1 million, to $63.3 million in the three months ended June 30, 2014 from $57.3 million in the three months ended June 30, 2013. The $3.8 million increase in compensation and related costs was primarily due to increases in headcount, including the impact of the KnowledgeAdvisors and Talent Neuron acquisitions, and salary increases. The $1.2 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements in member facing technology. The $0.3 million increase in travel and related costs was primarily due to increased costs incurred in the delivery of advisory and research services. These increases were partially offset by a $0.7 million decrease in variable compensation due to a decrease in the expected payout of annual bonuses.

Cost of services increased 10.0%, or $11.1 million, to $121.9 million in the six months ended June 30, 2014 from $110.8 million in the six months ended June 30, 2013. The $5.6 million increase in compensation and related costs was primarily due to increases in headcount, including the impact of the KnowledgeAdvisors and Talent Neuron acquisitions, and salary increases. The $2.7 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements in member facing technology. The $0.7 million increase in travel and related costs was primarily due to increased costs incurred in the delivery of advisory and research services. These increases were partially offset by a $0.4 million decrease in variable compensation due to a decrease in the expected payout of annual bonuses.

Cost of services as a percentage of revenue was 36.1% and 36.5% in the three months ended June 30, 2014 and 2013, respectively, and 36.3% and 36.3% in the six months ended June 30, 2014 and 2013, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$26,214	14.9%	$22,072	14.1%	$51,594	15.4%	$44,149	14.5%
Variable compensation	11,482	6.5	9,219	5.9	22,483	6.7	18,123	5.9
Allocated facilities	3,459	2.0	3,365	2.1	6,776	2.0	6,311	2.1
Third-party consulting	973	0.6	301	0.2	1,947	0.6	1,137	0.4
Travel and related	2,852	1.6	3,113	2.0	6,240	1.9	6,187	2.0
Share-based compensation	480	0.3	606	0.4	1,235	0.4	1,086	0.4

Member relations and marketing increased 17.7%, or $7.6 million, to $50.7 million in the three months ended June 30, 2014 from $43.0 million in the three months ended June 30, 2013. The $4.1 million increase in compensation and related costs was primarily due to CEB headcount, including the impact of the KnowledgeAdvisors acquisition, and salary increases. The $2.3 million increase in variable compensation was primarily due to an increase in sales incentives rates as a result of increased sales bookings.

Member relations and marketing increased 17.8%, or $15.3 million, to $101.1 million in the six months ended June 30, 2014 from $85.8 million in the six months ended June 30, 2013. The $7.4 million increase in compensation and related costs was primarily due to CEB headcount, including the impact of the KnowledgeAdvisors acquisition, and salary increases. The $4.4 million increase in variable compensation was primarily due to an increase in sales incentives rates as a result of increased sales bookings. The $0.8 million increase in third-party consulting costs relates primarily to technology maintenance and enhancements.

Member relations and marketing expense as a percentage of revenue was 28.9% and 27.4% in the three months ended June 30, 2014 and 2013, respectively, and 30.1% and 28.1% in the six months ended June 30, 2014 and 2013, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$10,271	5.9%	$9,235	5.9%	$19,862	5.9%	$18,467	6.1%
Variable compensation	1,902	1.1	1,846	1.2	4,046	1.2	4,049	1.3
Allocated facilities	1,154	0.7	835	0.5	1,904	0.6	1,640	0.5
Third-party consulting	1,493	0.9	1,215	0.8	3,105	0.9	2,022	0.7
Share-based compensation	1,410	0.8	1,083	0.7	2,973	0.9	2,176	0.7
Travel and related	720	0.4	655	0.4	1,494	0.4	1,185	0.4

General and administrative increased 17.5%, or $3.0 million, to $20.4 million in the three months ended June 30, 2014 from $17.3 million in the three months ended June 30, 2013. The $1.0 million increase in compensation and related costs was primarily due to increases in headcount and salary increases. The $0.3 million increase in third-party consulting costs was primarily due to the implementation of and enhancement to operating systems.

General and administrative increased 17.0%, or $5.9 million, to $40.7 million in the six months ended June 30, 2014 from $34.7 million in the six months ended June 30, 2013. The $1.4 million increase in compensation and related costs was primarily due to increases in headcount and salary increases. The $1.1 million increase in third-party consulting costs was primarily due to the implementation of and enhancement to operating systems.

General and administrative expense as a percentage of revenue was 11.6% and 11.1% in the three months ended June 30, 2014 and 2013, respectively, and 12.1% and 11.4% in the six months ended June 30, 2014 and 2013, respectively.

Acquisition Related Costs

Acquisition related costs were $1.1 million and $2.4 million in the three and six months ended June 30, 2014, respectively, and primarily related to the acquisitions and integration of KnowledgeAdvisors and Talent Neuron. Acquisition related costs were $1.2 million and $2.0 million in the three and six months ended June 30, 2013 and primarily related to the integration of SHL.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation	$5,686	$4,669	$10,819	$9,330
Amortization	3,657	2,416	6,316	4,962

Depreciation and amortization increased 31.9%, or $2.3 million, to $9.3 million in the three months ended June 30, 2014 from $7.1 million in the three months ended June 30, 2013. The $1.0 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The $1.2 million increase in amortization is a result of the KnowledgeAdvisors and Talent Neuron acquisitions partially offset by the completion of useful lives of other intangible assets from prior acquisitions.

Depreciation and amortization increased 19.9%, or $2.8 million, to $17.1 million in the six months ended June 30, 2014 from $14.3 million in the six months ended June 30, 2013. The $1.5 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology including, internally developed software. The $1.4 million increase in amortization is a result of the KnowledgeAdvisors and Talent Neuron acquisitions partially offset by the completion of useful lives of other intangible assets from prior acquisitions.

Depreciation and amortization expense as a percentage of revenue was 5.3% and 4.5% in the three months ended June 30, 2014 and 2013, respectively, and 5.1% and 4.7% in the six months ended June 30, 2014 and 2013, respectively.

PDRI Goodwill

In the second quarter of 2014, we recognized a non-deductible impairment loss of $39.7 million associated with the PDRI reporting unit. Of this amount, $20.8 million relates to the customer list intangible asset and $18.9 million relates to the goodwill. The loss was primarily due to lower revenue and cash flow projections in the near and mid-terms that are a result of lower estimated profits from US Federal government contracts. We used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. This non-cash loss did not impact our liquidity position or cash flows. The impairment of the customer list intangible asset will decrease future amortization by $0.6 million per quarter through the remaining useful life of the asset ending 2022. While neither impairment loss will generate a tax benefit, a deferred tax liability of $14.2 million established for the customer relationship asset at the time of the acquisition was reversed with the impairment and as such, the customer relationship impairment does not directly impact the effective tax rate for the year. Following the impairment loss, the PDRI reporting unit had a $7.9 million customer relationship asset and a $12.4 million goodwill asset. The ultimate recoverability of these assets is dependent upon realizing the projected cash flows used in the June 30, 2014 fair value analysis.

SHL Talent Measurement Segment Results of Operations

The financial results presented below include the results of operations for the SHL Talent Measurement segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$55,057	$47,792	$103,775	$89,925
Costs and expenses:
Cost of services	21,685	18,535	41,337	35,978
Member relations and marketing	16,922	15,190	33,873	28,134
General and administrative	7,428	7,913	14,737	15,722
Acquisition related costs	—	835	—	1,003
Depreciation and amortization	9,094	7,698	17,796	15,197

Total costs and expenses	55,129	50,171	107,743	96,034

Operating loss	$(72)	$(2,379)	$(3,968)	$(6,109)

SHL Talent Measurement Segment Revenue

Revenue increased $7.3 million, or 15.3%, to $55.1 million in three months ended June 30, 2014 from $47.8 million in the three months ended June 30, 2013 and $13.9 million, or 13.9%, to $103.8 million in the six months ended June 30, 2014 from $89.9 million in the six months ended June 30, 2013. The increase in 2014 was primarily due to an increase in sales bookings and deliveries of services and to a lesser extent, a smaller deferred revenue fair value adjustment on a year over year basis.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34.0 million. The impact of the deferred revenue fair value adjustment decreased revenue by $9.9 million and $17.1 million in 2013 and 2012, respectively, from what would have been recorded without the required purchase accounting adjustments. The impact of the deferred revenue fair value adjustment was $0.4 million and $1.4 million in the three and six months ended June 30, 2014, respectively. It is expected that the remaining $5.6 million acquisition date deferred revenue adjustment would be recognized primarily in 2014 and 2015.

The SHL reporting unit includes international operations that subject us to risks related to currency exchange fluctuations. The functional currency of the SHL reporting unit subsidiaries are the local currencies. The subsidiaries contract and invoice in local currencies. In addition to the timing of service deliveries and increases and decreases in sales volume, revenue is further impacted by fluctuations in foreign currency rates, specifically, the exchange rate of the British Pound against the Australian Dollar, U.S. Dollar, and Euro. For the year to date period, the currencies noted have all strengthened against the US Dollar having a positive impact on SHL revenue.

SHL Talent Measurement Segment Costs and Expenses

Costs and expenses were $55.1 million in the three months ended June 30, 2014, an increase of $5.0 million from $50.2 million in the three months ended June 30, 2013. Costs and expenses were $107.7 million in the six months ended June 30, 2014, an increase of $11.7 million from $96.0 million in the six months ended June 30, 2013. The primary expenses recorded by the SHL Talent Measurement segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP against the US dollar, Euro and other currencies. SHL costs and expenses are denominated primarily in the British Pound; therefore, with revenues being denominated in local currencies as discussed above, profits are impacted by the fluctuations in currencies against the British Pound. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs includes salaries, payroll taxes, and benefits. The total expense was $25.9 million and $24.5 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $1.4 million. The total expense was $51.2 million and $47.7 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $3.5 million. The increases were primarily due to increases in headcount and salary increases.

•	Variable compensation includes sales commissions and annual bonuses. The total expense was $5.4 million and $4.2 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $1.2 million. The total expense was $10.6 million and $8.3 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $2.3 million. The increases were primarily due to an increase in annual bonus accrual rates and higher sales incentives resulting from an increase in sales bookings. In the third quarter of 2013, we began allocating management incentives to Cost of Services, Member and marketing relations, and General and administrative. Prior to that, management incentives were recorded as General and administrative.

•	Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs were $2.7 million and $2.4 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $0.3 million. The total expense was $5.0 million and $4.2 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $0.8 million.

•	Travel and related expenses primarily relates to sales staff travel and travel incurred to deliver services to customers. The total expense was $1.9 million and $2.2 million in the three months ended June 30, 2014 and 2013, respectively, a decrease of $0.3 million. The total expense was $3.8 million and $3.9 million in the six months ended June 30, 2014 and 2013, respectively, a decrease of $0.1 million.

•	Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. The total expense was $2.2 million and $1.9 million in the three months ended June 30, 2014 and 2013, respectively, an increase of $0.3 million. The total expense was $4.4 million and $3.9 million in the six months ended June 30, 2014 and 2013, respectively, an increase of $0.5 million.

•	The SHL Talent Measurement segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar, Australian dollar, and Euro. Approximately 50% of SHL expenses are based in GBP. The value of the GBP versus the US dollar, on average, increased by approximately $0.15, or 9%, in the year to date period through June 30, 2014 compared to 2013. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$12,750	23.2%	$11,320	23.7%	$24,903	24.0%	$22,512	25.0%
Variable compensation	1,490	2.7	820	1.7	2,766	2.7	1,746	1.9
Third party consulting	2,763	5.0	2,325	4.8	4,828	4.7	3,831	4.3
Travel and related	958	1.7	1,072	2.2	1,863	1.8	1,912	2.1
Allocated facilities	1,044	1.9	959	2.0	2,044	2.0	2,015	2.2

Cost of services increased 17.0%, or $3.2 million, to $21.7 million in the three months ended June 30, 2014 from $18.5 million in the three months ended June 30, 2013. The $1.4 million increase in compensation and related costs was primarily due to increases in headcount and salaries. Variable compensation increased $0.7 million primarily due to a change in the allocation of management bonuses as discussed above. The $0.4 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements to technology platforms.

Cost of services increased 14.9%, or $5.4 million, to $41.3 million in the six months ended June 30, 2014 from $36.0 million in the six months ended June 30, 2013. The $2.4 million increase in compensation and related costs was primarily due to increases in headcount and salaries. Variable compensation increased $1.0 million primarily due to a change in the allocation of management bonuses as discussed above. The $1.0 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements to technology platforms.

Cost of services as a percentage of revenue was 39.4% and 38.8% in the three months ended June 30, 2014 and 2013, respectively, and 39.8% and 40.0% in the six months ended June 30, 2014 and 2013, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$9,561	17.4%	$9,349	19.6%	$19,288	18.6%	$18,033	20.1%
Variable compensation	3,255	5.9	1,787	3.7	6,479	6.2	3,310	3.7
Travel and related	805	1.5	884	1.8	1,548	1.5	1,454	1.6
Allocated facilities	643	1.2	653	1.4	1,277	1.2	1,240	1.4

Member relations and marketing increased 11.4%, or $1.7 million, to $16.9 million in the three months ended June 30, 2014 from $15.2 million in the three months ended June 30, 2013. Variable compensation, consisting of sales incentives and annual bonuses, increased $1.5 million, primarily due to a change in the allocation of management bonuses as discussed above.

Member relations and marketing increased 20.4%, or $5.7 million, to $33.9 million in the six months ended June 30, 2014 from $28.1 million in the six months ended June 30, 2013. The $1.3 million increase in compensation and related costs was primarily due to increases in headcount and salaries. Variable compensation, consisting of sales incentives and annual bonuses, increased $3.2 million, primarily due to a change in the allocation of management bonuses as discussed above.

Member relations and marketing expense as a percentage of revenue was 30.7% and 31.8% in the three months ended June 30, 2014 and 2013, respectively, and 32.6% and 31.3% in the six months ended June 30, 2014 and 2013, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$3,577	6.5%	$3,831	8.0%	$7,058	6.8%	$7,174	8.0%
Variable compensation	693	1.3	1,622	3.4	1,365	1.3	3,225	3.6
Allocated facilities	556	1.0	307	0.6	1,105	1.1	620	0.7

General and administrative decreased 6.1%, or $0.5 million, to $7.4 million in the three months ended June 30, 2014 from $7.9 million in the three months ended June 30, 2013. The $0.9 million decrease in variable compensation was primarily due to the change in the allocation of management bonuses as discussed above.

General and administrative decreased 6.3%, or $1.0 million, to $14.7 million in the six months ended June 30, 2014 from $15.7 million in the six months ended June 30, 2013. The $1.9 million decrease in variable compensation was primarily due to the change in the allocation of management bonuses as discussed above.

General and administrative expense as a percentage of revenue was 13.5% and 16.6% in the three months ended June 30, 2014 and 2013, respectively, and 14.2% and 17.5% in the six months ended June 30, 2014 and 2013, respectively.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation	$2,318	$1,465	$4,362	$2,729
Amortization	6,775	6,233	13,434	12,468

Depreciation and amortization increased 18.1%, or $1.4 million, to $9.1 million in the three months ended June 30, 2014 from $7.7 million in the three months ended June 30, 2013. Depreciation and amortization increased 17.1%, or $2.6 million, to $17.8 million in the six months ended June 30, 2014 from $15.2 million in the six months ended June 30, 2013. The increases in depreciation primarily related to capitalizable costs of revenue generating internally developed software and computer equipment. Additionally, purchases of network and computer equipment increased in 2013 to support headcount growth and integration costs. Amortization is related to intangible assets acquired in conjunction with the SHL acquisition and impacted by changes in GBP versus the US Dollar.

Depreciation and amortization expense as a percentage of revenue was 16.5% and 16.1% in the three months ended June 30, 2014 and 2013, respectively, and 17.1% and 16.9% in the six months ended June 30, 2014 and 2013, respectively.

SHL Goodwill

We identified interim indicators of potential impairment for the SHL reporting unit in the quarter ended September 30, 2013 and completed Step 1 of the impairment analysis. At that time, the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit by approximately 1%. The reporting unit remains at considerable risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change.

We continue to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit. The reporting unit’s expenses are denominated primarily in GBP while contracts with customers and revenues are in local currencies. An increase in the value of the GBP versus other global currencies may adversely impact operating results. Other factors that we are monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions.

A change in assumptions such as the discount rate or market comparable multiples would have resulted in the reporting unit failing Step 1 of the interim goodwill impairment analysis at September 30, 2013. If all assumptions were held constant, a one percentage point increase in the discount rate would have resulted in an approximately $26 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would have resulted in a $15 million decrease in the estimated fair value of the reporting unit.

Other Income (Expense), net

The following table presents the components of Other income (expense), net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$(4,528)	$(6,240)	$(9,311)	$(12,640)
Gain on cost method investment	6,585	—	6,585	—
Increase (decrease) in fair value of deferred compensation plan assets	615	(210)	803	625
Foreign currency loss	(2,034)	(112)	(2,911)	(64)
Interest income	181	66	156	118
Other	(197)	—	(136)	617

Other income (expense), net	$622	$(6,496)	$(4,814)	$(11,344)

The decrease in interest expense in 2014 was primarily due to the refinancing of our Term Facilities in August 2013, resulting in a lower interest rate. The net foreign currency loss in 2014 was primarily due to the remeasurement of cash held in US dollars by SHL and the remeasurement of the CEB segment foreign subsidiaries into the USD functional currency. In the three months ended June 30, 2014, we exchanged our cost method investment in preferred stock of PayScale, Inc. for common shares of PayScale Holdings, Inc. as part of the acquisition of PayScale, Inc. by a third party. As such, we adjusted our investment carrying amount to fair value which resulted in a $6.6 million non-cash gain in the three and six months ended June 30, 2014.

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

The effective income tax rate in the three months ended June 30, 2014 and 2013 was (25.4%) and 38.4%, respectively and 72.1% and 37.9% in the six months ended June 30, 2014 and 2013, respectively. The effective tax rate was primarily impacted by the PDRI goodwill impairment loss, limitations on interest deductibility in certain foreign jurisdictions, and the fact that there was no benefit for foreign currency remeasurement, partially offset by a one-time benefit for foreign currency remeasurement of an intercompany loan in 2013. The $39.7 million impairment loss associated with PDRI’s non-deductible intangible assets and goodwill recognized in the three months ended June 30, 2014 was not treated as a discrete event; rather, it was considered to be a component of the estimated annual effective tax rate.

The impairment loss for goodwill and customer relationships does not result in a tax deduction for income tax purposes. At the time of the PDRI acquisition, a deferred tax liability in the amount of $14.2 million was established for the non-deductible amortization associated with this asset. In connection with the customer relationship impairment loss, $8.0 million of this deferred tax liability was reduced. The goodwill impairment is considered a permanent tax difference and as such, will have the effect of increasing the effective tax rate for 2014.

We made income tax payments of $10.8 million and $23.5 million in the three months ended June 30, 2014 and 2013, respectively and $19.5 million and $26.4 million in the six months ended June 30, 2014 and 2013, respectively. We had net prepaid income taxes of $8.9 million at June 30, 2014.

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at our option, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios. The annual interest rate on the Term A-1 Loans was 2.43% at June 30, 2014.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on our net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. Based on current projections, we do not believe that any mandatory prepayments will be required for the year ended December 31, 2014. Thus, no amounts were reclassified to current debt at June 30, 2014. In the event actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in our condensed consolidated balance sheets. We were in compliance with all of the covenants at June 30, 2014.

In February 2014, we completed the acquisition of 100% of the equity interests of KnowledgeAdvisors, Inc. (“KnowledgeAdvisors”) for a cash payment of $52.7 million, less cash acquired of $1.8 million. In January 2014, we acquired the Talent Neuron platform for a cash payment of approximately $8 million.

We had cash and cash equivalents of $95.2 million and $119.6 million at June 30, 2014 and December 31, 2013, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At June 30, 2014, available borrowings under the Revolving Credit Facility were $192.1 million after reduction of availability to cover $7.9 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $69 million of our cash was held by our foreign subsidiaries as of June 30, 2014. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Six Months Ended June 30,
	2014	2013
Net cash flows provided by operating activities	$90,158	$77,662
Net cash flows used in investing activities	(83,813)	(21,684)
Net cash flows used in financing activities	(31,371)	(45,389)

Historically, our primary uses of cash have been to fund acquisitions, capital expenditures, share repurchases, and dividend payments. With the Senior Secured Credit Facilities, our primary uses of cash include debt service requirements.

Cash Flows from Operating Activities

CEB membership subscriptions, which are principally annually renewable agreements, generally are payable by members at the beginning of the contract term. SHL Talent Measurement services are generally invoiced as services are delivered. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $90.2 million and $77.7 million in the six months ended June 30, 2014 and 2013, respectively. The increase in cash flows from operations was primarily due to increased sales bookings year over year which has resulted in higher cash collections. These increases have been partially offset by the timing of expense payments.

We made income tax payments of $19.5 million and $26.4 million in the six months ended June 30, 2014 and 2013, respectively and expect to continue making tax payments in future periods.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $83.8 million and $21.7 million in the six months ended June 30, 2014 and 2013, respectively. In the six months ended June 30, 2014, we used $23.8 million for capital expenditures, primarily related to the deployment of new data centers, implementation of a new Content Management System, and a major upgrade to the SHL Talent Measurement client-facing platform. In the six months ended June 30, 2014, we utilized $58.9 million for acquisitions of businesses, primarily related to KnowledgeAdvisors, which included a payment of $52.7 million, less cash acquired of $1.8 million.

We estimate that capital expenditures to support our infrastructure will be between $31 million and $35 million in 2014.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $31.4 million and $45.4 million in the six months ended June 30, 2014 and 2013, respectively. In the six months ended June 30, 2014 and 2013, we repaid amounts outstanding on our credit facilities of $5.4 million and $26.6 million, respectively. Additionally, we increased our dividend rate from $0.225 per share in 2013 to $0.2625 per share in 2014. This resulted in a $2.6 million increase in dividend payments in the six months ended June 30, 2014. We also used $5.2 million and $2.8 million in the six months ended June 30, 2014 and 2013, respectively, to repurchase shares of our common stock pursuant to a stock repurchase program that was approved by the Board of Directors in February 2013.

Commitments and Contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had a liability of $5.9 million at June 30, 2014 and December 31, 2013, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our 2013 Annual Report on Form 10-K. See Note 14 to the condensed consolidated financial statements for the updated future minimum rental payments under non-cancelable operating leases.

Off-Balance Sheet Arrangements

At June 30, 2014 and December 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL brand; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment; our potential inability to make, integrate and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments; the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; and our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy (including sequestration under the Budget Control Act of 2011) and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. There were no material changes during the quarter ended June 30, 2014 to the information included in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
April 1, 2014 to April 30, 2014(1)	43,388	$69.84	19,837	$45,860,200
May 1, 2014 to May 31, 2014(1)	32,258	$68.09	31,140	$43,760,800
June 1, 2014 to June 30, 2014(1)	32,395	$68.40	25,753	$42,011,500

Total	108,041	$68.89	76,730

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)	On February 5, 2013, our Board of Directors approved a new $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 7, 2014, the Board of Directors declared a third quarter cash dividend of $0.2625 per share. The dividend is payable on September 30, 2014 to stockholders of record at the close of business on September 15, 2014. The Company funds its dividend payments with cash on hand and cash generated from operations.

Item 6. Exhibits.

(a) Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

10.1*†	Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2012 Stock Incentive Plan

10.2*†	Amended and Restated Severance Program – Corporate Leadership Team, adopted July 1, 2014

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: August 7, 2014	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

10.1*†	Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2012 Stock Incentive Plan

10.2*†	Amended and Restated Severance Program – Corporate Leadership Team, adopted July 1, 2014

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan or arrangement