Form 10-Q
period 2014-09-30
CORPORATE EXECUTIVE BOARD CO
filed 2014-10-31
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The Company had 33,640,195 shares of common stock, par value $0.01 per share, outstanding at October 24, 2014.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,045	$119,554
Accounts receivable, net	194,256	271,264
Deferred income taxes, net	14,411	17,524
Deferred incentive compensation	22,280	24,472
Prepaid expenses and other current assets	29,988	29,355

Total current assets	347,980	462,169

Deferred income taxes, net	1,500	1,230
Property and equipment, net	116,730	106,854
Goodwill	457,159	442,775
Intangible assets, net	279,607	309,692
Other non-current assets	70,511	60,955

Total assets	$1,273,487	$1,383,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$62,411	$85,294
Accrued incentive compensation	47,891	61,498
Deferred revenue	384,540	416,367
Deferred income taxes, net	457	969
Debt – current portion	12,769	10,274

Total current liabilities	508,068	574,402

Deferred income taxes	45,120	48,553
Other liabilities	118,393	115,424
Debt – long term	495,353	505,554

Total liabilities	1,166,934	1,243,933

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 45,003,223 and 44,676,447 shares issued, and 33,604,475 and 33,624,002 shares outstanding at September 30, 2014 and December 31, 2013, respectively	450	447
Additional paid-in capital	457,678	444,128
Retained earnings	343,849	347,689
Accumulated elements of other comprehensive income	23,907	43,287
Treasury stock, at cost, 11,398,748 and 11,052,445 shares at September 30, 2014 and December 31, 2013, respectively	(719,331)	(695,809)

Total stockholders’ equity	106,553	139,742

Total liabilities and stockholders’ equity	$1,273,487	$1,383,675

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$229,008	$201,735	$668,872	$596,617
Costs and expenses:
Cost of services	80,019	72,387	243,240	219,175
Member relations and marketing	68,178	60,481	203,107	174,377
General and administrative	25,700	21,213	81,090	71,683
Acquisition related costs	407	4,022	2,852	7,044
Impairment loss	—	22,600	39,700	22,600
Depreciation and amortization	16,655	15,287	51,586	44,776

Total costs and expenses	190,959	195,990	621,575	539,655

Operating profit	38,049	5,745	47,297	56,962
Other income (expense), net
Interest income and other	5,934	(2,093)	3,846	(797)
Interest expense	(4,561)	(4,956)	(13,872)	(17,596)
Gain on cost method investment	—	—	6,585	—
Debt extinguishment costs	—	(6,691)	—	(6,691)

Other income (expense), net	1,373	(13,740)	(3,441)	(25,084)

Income (loss) before provision for income taxes	39,422	(7,995)	43,856	31,878
Provision for income taxes	18,040	(2,612)	21,239	12,485

Net income (loss)	$21,382	$(5,383)	$22,617	$19,393

Basic earnings (loss) per share	$0.63	$(0.16)	$0.67	$0.58
Diluted earnings (loss) per share	$0.63	$(0.16)	$0.66	$0.57
Weighted average shares outstanding:
Basic	33,789	33,597	33,761	33,519
Diluted	34,049	33,933	34,133	33,899
Dividends declared and paid per share	$0.2625	$0.225	$0.7875	$0.675

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$21,382	$(5,383)	$22,617	$19,393

Other comprehensive (loss) income:
Currency translation adjustment	(37,851)	39,914	(18,789)	1,801
Foreign currency hedges, net of tax	873	369	(591)	152

Comprehensive (loss) income	$(15,596)	$34,900	$3,237	$21,346

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$22,617	$19,393
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss	39,700	22,600
Debt extinguishment costs	—	6,691
Exit costs	—	1,007
Gain on cost method investment	(6,585)	—
Depreciation and amortization	51,586	44,776
Amortization of credit facility issuance costs	1,954	2,308
Deferred income taxes	(6,674)	(8,530)
Share-based compensation	11,601	9,123
Excess tax benefits from share-based compensation arrangements	(3,058)	(4,036)
Foreign currency translation (gain) loss	(1,608)	1,064
Changes in operating assets and liabilities:
Accounts receivable, net	78,439	56,554
Deferred incentive compensation	2,004	(1,059)
Prepaid expenses and other current assets	113	(21,665)
Other non-current assets	(1,924)	(1,107)
Accounts payable and accrued liabilities	(21,883)	(11,863)
Accrued incentive compensation	(13,418)	(10,180)
Deferred revenue	(36,881)	(16,693)
Other liabilities	1,913	6,621

Net cash flows provided by operating activities	117,896	95,004

Cash flows from investing activities:
Purchases of property and equipment	(31,310)	(23,038)
Cost method and other investments	(3,735)	(11,213)
Acquisition of businesses, net of cash acquired	(58,902)	—

Net cash flows used in investing activities	(93,947)	(34,251)

Cash flows from financing activities:
Proceeds from credit facility	—	5,000
Payments of credit facility	(8,064)	(29,314)
Proceeds from the exercise of common stock options	—	1,098
Proceeds from the issuance of common stock under the employee stock purchase plan	885	653
Excess tax benefits from share-based compensation arrangements	3,058	4,036
Credit facility issuance costs	—	(4,156)
Purchase of treasury shares	(16,039)	(2,751)
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(6,817)	(6,556)
Payment of dividends	(26,524)	(22,624)

Net cash flows used in financing activities	(53,501)	(54,614)

Effect of exchange rates on cash	(2,957)	(991)

Net (decrease) increase in cash and cash equivalents	(32,509)	5,148
Cash and cash equivalents, beginning of period	119,554	72,699

Cash and cash equivalents, end of period	$87,045	$77,847

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

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2013 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2014 may not be indicative of the results that may be expected for the year ended December 31, 2014 or any other period within 2014.

Note 2. Recent Accounting Pronouncements

Not yet adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. It requires an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This ASU is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. The Company does not expect this ASU to have an impact on the Company’s consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a common revenue standard for GAAP and International Financial Reporting Standards. This ASU provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, and changes disclosure requirements. Under this ASU, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. Early adoption is not permitted. The Company is in the process of evaluating the methods of adoption allowed by the ASU and assessing its impact on the Company’s consolidated financial statements and related disclosures.

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

Based on the fair value of the acquired assets and assumed liabilities as of the acquisition date, the Company allocated $24.0 million to amortizable intangible assets, consisting of customer relationships, acquired intellectual property, trade names, and software, with a weighted average amortization period of 4 years and $35.0 million to goodwill related primarily to workforce and expected revenue and cost synergies. Goodwill and intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $9.6 million related to the difference in the book and tax basis of identifiable intangible assets and a $3.1 million deferred tax asset related to net operating loss carryforwards. Deferred revenue at the acquisition date was recorded at fair value, which resulted in a $3.6 million reduction of deferred revenue. Of this amount, $2.9 million would have been recognized as revenue in the nine months ended September 30, 2014. The remaining amount would have been recognized primarily in the fourth quarter of 2014. The Company is still evaluating the fair value of acquired assets and liabilities; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized by December 31, 2014.

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

Other Investments

In the three months ended September 30, 2014, the Company purchased an approximately $2.6 million senior subordinated convertible promissory note (the “Convertible Note”) from one of its existing private entity investments. The Convertible Note matures on August 12, 2018 and bears annual interest of 8%. The Company has the right to elect to convert the outstanding principal and unpaid accrued interest to common shares of the investee at any time on or prior to the maturity date. Further, the Convertible Note provides an automatic conversion to preferred shares upon the investee’s equity financing event. The Company has bifurcated the automatic conversion feature since it represents an embedded derivative. The Company has accounted for the Convertible Note as an available-for-sale security. The fair value of the Convertible Note and the bifurcated automatic conversion feature of approximately $2.7 million are included in Other non-current assets in the condensed consolidated balance sheet at September 30, 2014.

In the nine months ended September 30, 2014, the Company exchanged its investment in preferred stock of PayScale, Inc. for common shares of PayScale Holdings, Inc. as part of the acquisition of PayScale, Inc. by a third party. As such, the Company adjusted its cost-method investment carrying amount to fair value which resulted in a $6.6 million non-cash gain in the nine months ended September 30, 2014. The fair value of the common shares received was measured at the price paid for shares of the same class by new investors in PayScale Holdings, Inc.

At September 30, 2014 and December 31, 2013, the Company held a total of five investments in private entities with an aggregate carrying amount of $21.2 million and $14.6 million, respectively, included in Other non-current assets in the condensed consolidated balance sheets. The cost method is used for these investments as the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practicable to estimate.

In October 2014, the Company made an additional investment of $4.8 million in one of its existing private entity investments.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$87,045	$—	$—	$119,554	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	17,264	—	—	16,975	—
Forward currency exchange contracts	—	—	—	—	761	—
Interest rate swaps	—	545	—	—	880	—
Available-for-sale securities	—	—	2,664	—	—	—

Financial liabilities
Forward currency exchange contracts	$—	$12	$—	$—	$—	$—

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

Available-for-sale securities represent the Convertible Note and related embedded derivative acquired by the Company from one of its existing investees during the three months ended September 30, 2014 (see Note 3). The Company utilized various unobservable inputs, including the underlying stock price of the underlying company, interest rate trends, and probability of future conversions, to determine the fair value.

Certain assets, such as goodwill, intangible assets, investments accounted for under the cost method, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company measured the fair value of the PDRI reporting unit and recorded a fair value adjustment (see Notes 6 and 7) in the quarter ended June 30, 2014. Any such fair value measurements are included in the Level 3 fair value hierarchy. The value of the common stock received in the PayScale transaction (see Note 3) was determined based on the cash paid by other new investors in the same transaction and is therefore considered a Level 2 fair value measurement.

Note 5. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Billed	$130,616	$199,327
Unbilled	65,877	74,033

	196,493	273,360
Allowance for uncollectible revenue	(2,237)	(2,096)

Accounts receivable, net	$194,256	$271,264

Note 6. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Nine Months Ended September 30, 2014			Year Ended December 31, 2013
	CEB segment	SHL Talent Measurement segment	Total	CEB segment	SHL Talent Measurement segment	Total
Beginning of year	$71,119	$371,656	$442,775	$94,286	$377,013	$471,299
Goodwill acquired	44,436	—	44,436	—	—	—
Purchase accounting adjustments	(3,090)	—	(3,090)	(422)	(11,822)	(12,244)
Impairment loss	(18,900)	—	(18,900)	(22,600)	—	(22,600)
Impact of foreign currency	193	(8,255)	(8,062)	(145)	6,465	6,320

Goodwill, end of period	$93,758	$363,401	$457,159	$71,119	$371,656	$442,775

Accumulated impairment loss, end of period	$41,500	$—	$41,500	$22,600	$—	$22,600

Goodwill for certain of the Company’s foreign subsidiaries is recorded in their functional currency, which is their local currency, and therefore is subject to foreign currency translation adjustments.

PDRI Goodwill

During the quarter ended June 30, 2014, the Company recorded an impairment loss of $39.7 million. Of this amount, $20.8 million related to the customer list intangible asset and $18.9 million related to the goodwill of the PDRI reporting unit. This loss did not impact the Company’s liquidity position or cash flows.

Management identified indicators of potential impairment at June 30, 2014 through reviews of sales and operating results for the year-to-date period and consideration of additional insights into the impact of the current government contracting environment. Management had gained insights from sales proposals submitted to the US Federal government that would impact the future operating results of the reporting unit. Management determined that the reporting unit was unlikely to meet previously forecasted projections for cash flows in 2014 and beyond. Increased competitive pressures resulting principally from reduced government spending and uncertainty around future spending had caused overall margins in the PDRI business to decrease. Management also lowered its previously forecasted sales to the private sector based on the current outlook and opportunity pipeline.

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

Management then completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value after recording the impairment for the customer list asset. Consequently, management then completed Step 2 of the impairment analysis which resulted in an $18.9 million goodwill impairment loss. Following the impairment, the remaining balance of goodwill for the PDRI reporting unit was $12.4 million.

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

Under the income approach, management used internally generated projected financial information which included revenue growth rates that consider the Company’s plan for the expansion of PDRI into the private sector. The near to mid-term EBITDA margins are also estimated to increase nominally year-over-year from those experienced over the -past six months during the forecast period. The assumed discount rate utilized was 14.5%. The assumed discount rate includes consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

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

SHL Goodwill

In the third quarter of 2013, the Company identified interim indicators of potential impairment for the SHL reporting unit, including lower revenue and EBITDA than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, the Company completed Step 1 of the impairment test. The carrying value of the reporting unit was $600 million at September 30, 2013, including $375 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by approximately 1% at September 30, 2013 and accordingly, a goodwill impairment loss was not recorded for this reporting unit. The Company further concluded that goodwill for this reporting unit was not impaired at October 1, 2013, the date of the required annual impairment test. A change in assumptions, such as an increase in the discount rate or decrease in market comparable multiples, would have resulted in the reporting unit failing Step 1 of the interim goodwill impairment analysis at September 30, 2013. If all assumptions were held constant, a one percentage point increase in the discount rate would have resulted in an approximately $26 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would have resulted in a $15 million decrease in the estimated fair value of the reporting unit.

This reporting unit remains at considerable risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. The Company continues to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit. The reporting unit’s expenses are denominated primarily in the British Pound Sterling (“GBP”) while contracts with customers and revenues are in local currencies. An increase in the value of the GBP versus other global currencies may adversely impact operating results. Other factors that the Company is monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions. Through September 30, 2014, the SHL Talent Measurement operating results are in line with management estimates. The Company has evaluated changes in other inputs into the fair value of the SHL reporting unit and does not believe that the net impact of these other changes is significant at September 30, 2014. The Company’s annual impairment test will be completed in the fourth quarter of 2014.

Note 7. Intangible Assets, net

Intangible assets, net at September 30, 2014 consisted of the following (in thousands):

	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$208,766	$20,800	$41,968	$145,998	11.2
Acquired intellectual property	101,500	—	27,325	74,175	12.2
Trade names	65,024	—	11,663	53,361	12.5
Software	15,484	—	9,411	6,073	1.7

Total	$390,774	$20,800	$90,367	$279,607	11.5

Intangible assets, net at December 31, 2013 consisted of the following (in thousands):

	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$196,296	$—	$29,219	$167,077	12.0
Acquired intellectual property	98,855	—	19,176	79,679	13.5
Trade names	66,048	—	7,954	58,094	13.2
Software	11,223	—	6,381	4,842	1.5

Total	$372,422	$—	$62,730	$309,692	12.5

The Company’s intangible assets for certain of its foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

As part of the interim impairment test for PDRI (see Note 6), the Company completed a recoverability test related to the intangible assets of PDRI, which is included in the CEB segment. On an undiscounted basis, the cash flows projected for PDRI’s current customer list did not exceed the carrying value of the asset at June 30, 2014. Management then performed a fair value calculation of the customer list asset based on estimates of future revenues and cash flows from those customers. The estimated fair value of the asset was $7.9 million, which was less than the carrying value of $28.7 million. As a result, the Company recorded a pre-tax impairment loss of $20.8 million in the second quarter of 2014. This non-cash loss did not impact the Company’s liquidity position or cash flows.

Amortization expense was $9.7 million and $8.7 million in the three months ended September 30, 2014 and 2013, respectively. Amortization expense was $29.5 million and $26.1 million in the nine months ended September 30, 2014 and 2013, respectively. Future expected amortization of intangible assets at September 30, 2014 was as follows (in thousands):

2014 (1)	$9,526
2015	35,227
2016	31,988
2017	28,787
2018	28,318
Thereafter	145,761

Total	$279,607

(1)	For the three month period ended December 31, 2014

Note 8. Other Liabilities

Other liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred compensation	$18,583	$15,875
Lease incentives	35,670	33,209
Deferred rent benefit	36,627	34,596
Deferred revenue – long term	13,251	13,739
Other	14,262	18,005

Total other liabilities	$118,393	$115,424

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at the option of the Company, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios, which the Company achieved during the nine months ended September 30, 2014. As a result, the annual interest rate on the Term A-1 Loans was the Eurodollar Rate plus 2.00%, or 2.15%, at September 30, 2014.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. Based on current projections, the Company does not believe that any mandatory prepayments will be required for the year ended December 31, 2014. Thus, no amounts have been reclassified to current debt at September 30, 2014. In the event actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s condensed consolidated balance sheets. The Company was in compliance with all of the covenants of the Credit Agreement at September 30, 2014.

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

Total amortization expense of loan origination fees and deferred financing costs was $0.7 million in the three months ended September 30, 2014 and 2013 and $2.0 million and $2.3 million in the nine months ended September 30, 2014 and 2013, respectively. The Company paid interest of $3.8 million and $5.4 million in the three months ended September 30, 2014 and 2013, respectively, and $11.7 million and $16.2 million in the nine months ended September 30, 2014 and 2013, respectively.

The future minimum payments for the Senior Secured Credit Facilities are as follows for the years ended December 31 (in thousands):

2014 (1)	$2,688
2015	15,750
2016	20,750
2017	20,750
2018	450,000

Total principal payments	509,938
Less: unamortized original issue discount	1,816

Present value of principal payments	508,122
Less: current portion	12,769

Debt – long term	$495,353

(1)	For the three months ended December 31, 2014.

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

The Company recognized total share-based compensation costs of $3.8 million and $3.3 million in the three months ended September 30, 2014 and 2013, respectively, and $11.6 million and $9.1 million in the nine months ended September 30, 2014 and 2013, respectively. These amounts are allocated to cost of services, member relations and marketing, and general and administrative expenses in the condensed consolidated statements of operations. At September 30, 2014, $27.8 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	Nine Months Ended September 30, 2014
	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	749,955	$46.03
Granted	327,095	69.92
Forfeited	(58,524)	53.48
Vested	(287,930)	40.93

Non-vested, end of period	730,596	58.14

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

The following table summarizes the changes in PSAs:

	Nine Months Ended September 30, 2014
	Number of PSAs	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	60,639	$48.42
Granted	29,873	69.44
Forfeited	(11,909)	52.60
Vested	—	—

Non-vested, end of period	78,603	55.77

Dividends

On August 7, 2014 the Board of Directors declared a third quarter cash dividend of $0.2625 per share. The dividend, totaling $8.8 million, was paid on September 30, 2014 to stockholders of record at the close of business on September 15, 2014.

Share Repurchases

In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations. The Company repurchased approximately 175,800 shares for an aggregated purchase price of $11.5 million in the three months ended September 30, 2014. The Company repurchased approximately 252,500 shares and 48,100 shares for an aggregated purchase price of $16.7 million and $2.8 million in the nine months ended September 30, 2014 and 2013, respectively.

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

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months and from interest rate swaps is 56 months. The forward currency contracts and interest rate swaps are recognized in the condensed consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was $1.9 million and $11.9 million at September 30, 2014 and December 31, 2013, respectively.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets was as follows (in thousands)

Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$—	$761
Other non-current assets	$545	$880
Liability Derivatives
Accounts payable and accrued liabilities	$12	$—

The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)		Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Forward currency contracts	$(261)	$940	$102	$(67)
Interest rate swap arrangements	931	(144)	(1,146)	(144)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of services	$16	$81	$337	$(209)
Member relations and marketing	14	67	279	(173)
General and administrative	7	32	135	(84)
Interest expense	(822)	—	(811)	—

	$(785)	$180	$(60)	$(466)

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

The effective income tax rate in the three months ended September 30, 2014 and 2013 was 45.8% and (32.7%), respectively and 48.4% and 39.2% in the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate was primarily impacted by the PDRI goodwill impairment loss, limitations on interest deductibility in certain foreign jurisdictions, and the tax impact in 2013 of the UK Finance Act receiving royal assent leading to a scheduled decrease of UK corporate tax rate to 20%. The impact of this legislative change on the Company’s net deferred tax liabilities was $4.6 million and was accounted for as a discrete item in the three months ended September 30, 2013. The $39.7 million impairment loss associated with PDRI’s non-deductible intangible assets and goodwill recognized in the second quarter of 2014 was not treated as a discrete event; rather, it was considered to be a component of the estimated annual effective tax rate.

The Company made income tax payments of $9.5 million and $10.5 million in the three months ended September 30, 2014 and 2013, respectively, and $29.0 million and $36.8 million in the nine months ended September 30, 2014 and 2013, respectively. The Company had net prepaid income taxes of $6.9 million at September 30, 2014.

Note 13. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	33,789	33,597	33,761	33,519
Effect of dilutive common shares outstanding	260	336	372	380

Diluted weighted average common shares outstanding	34,049	33,933	34,133	33,899

Approximately 0.3 million and 0.4 million shares in the three and nine months ended September 30, 2013, respectively have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. Because the Company had a net loss for the three months ended September 30, 2013, the dilutive common shares outstanding were also excluded from the calculation of earnings per share for the three months ended September 30, 2013. These shares related to share-based compensation awards.

Note 14. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2032. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

In July 2014, the Company entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. The Company currently expects to pay approximately $22 million per year beginning in 2018, subject to rental escalations and a pro rata share of increased operating expenses and real estate taxes above the base year. In connection with the new lease, the lessor agreed to assume the Company’s previous obligations for one of its Arlington, Virginia locations. In the event the lessor fails to make required payments, as provided in the assignment agreement, the Company has the right to reduce its rental payments for the new lease. Based on the information available at September 30, 2014, the lease assignment is included in the sublease receipts amounts in the table below beginning in 2018 and thereafter. The Company will remain the primary obligor in case of default by the new lease lessor under this assumption. The new lease lessor may negotiate a sublease or settlement of the obligation it has assumed. If and when such sublease or settlement is negotiated, the Company would be required to recognize a loss on the sublease or settlement equal to the difference between the fair value of the sublease rentals (or in the event of settlement, the settlement payment) and the Company’s obligation under the lease. The new lease agreement provides the Company with various incentives, currently estimated to total approximately $55 million. The Company will accrue these lease incentives and recognize them on a straight-line basis over the term of the new Arlington, Virginia lease as a reduction of rent expense.

Future minimum rental payments under non-cancelable operating leases (including the new Arlington, Virginia lease) and future minimum receipts under subleases (including the lease assignment discussed above), excluding executory costs, are as follows at September 30, 2014:

	Total	2014 (1)	YE 2015	YE 2016	YE 2017	YE 2018	Thereafter
Operating lease obligations	$965,231	$12,972	$52,406	$52,746	$50,432	$69,934	$726,741
Sublease receipts	(313,549)	(5,392)	(21,813)	(22,338)	(22,427)	(28,484)	(213,095)

Total net lease obligations	$651,682	$7,580	$30,593	$30,408	$28,005	$41,450	$513,646

(1)	For the three months ended December 31, 2014.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $5.8 million liability at September 30, 2014 and December 31, 2013, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Note 15. Changes in Accumulated Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive income (loss) (“AOCI”) is a balance sheet item in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three and nine months ended September 30, 2014 are, as follows (in thousands):

Three Months Ended September 30, 2014	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, June 30, 2014	$(555)	$61,440	$60,885
Net unrealized gains	402	—	402
Reclassification of losses into earnings	471	—	471
Net translation of investments in foreign operations	—	(25,197)	(25,197)
Net translation of intra-entity loans	—	(12,654)	(12,654)

Net change in Accumulated other comprehensive income (loss)	873	(37,851)	(36,978)

Balance, September 30, 2014	$318	$23,589	$23,907

Nine Months Ended September 30, 2014	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2013	$909	$42,378	$43,287
Net unrealized losses	(627)	—	(627)
Reclassification of losses into earnings	36	—	36
Net translation of investments in foreign operations	—	(13,583)	(13,583)
Net translation of intra-entity loans	—	(5,206)	(5,206)

Net change in Accumulated other comprehensive loss	(591)	(18,789)	(19,380)

Balance, September 30, 2014	$318	$23,589	$23,907

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

Information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
CEB segment	$179,100	$158,709	$515,189	$463,666
SHL Talent Measurement segment	49,908	43,026	153,683	132,951

Total revenue	$229,008	$201,735	$668,872	$596,617

Adjusted revenue
CEB segment	$180,128	$158,709	$518,064	$463,666
SHL Talent Measurement segment	50,583	44,393	155,745	141,777

Total Adjusted revenue	$230,711	$203,102	$673,809	$605,443

Operating profit
CEB segment	$39,750	$10,357	$52,966	$67,683
SHL Talent Measurement segment	(1,701)	(4,612)	(5,669)	(10,721)

Total operating profit	$38,049	$5,745	$47,297	$56,962

Adjusted EBITDA
CEB segment	$56,343	$45,014	$136,328	$124,879
SHL Talent Measurement segment	10,165	5,125	25,251	23,483

Total Adjusted EBITDA	$66,508	$50,139	$161,579	$148,362

Adjusted EBITDA margin
CEB segment	31.3%	28.4%	26.3%	26.9%
SHL Talent Measurement segment	20.1%	11.5%	16.2%	16.6%
Total Adjusted EBITDA margin	28.8%	24.7%	24.0%	24.5%

Depreciation and amortization
CEB segment	$7,917	$6,964	$25,052	$21,256
SHL Talent Measurement segment	8,738	8,323	26,534	23,520

Total depreciation and amortization	$16,655	$15,287	$51,586	$44,776

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$229,008	$201,735	$668,872	$596,617
Impact of deferred revenue fair value adjustment	1,703	1,367	4,937	8,826

Adjusted revenue	$230,711	$203,102	$673,809	$605,443

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$21,382	$(5,383)	$22,617	$19,393
Provision for income taxes	18,040	(2,612)	21,239	12,485
Interest expense, net	4,477	4,901	13,632	17,424
Depreciation and amortization	16,655	15,287	51,586	44,776
Impact of the deferred revenue fair value adjustment	1,703	1,367	4,937	8,826
Acquisition related costs	407	4,022	2,852	7,044
Impairment loss	—	22,600	39,700	22,600
Debt extinguishment costs	—	6,691	—	6,691
Gain on cost method investment	—	—	(6,585)	—
Share-based compensation	3,844	3,266	11,601	9,123

Total Adjusted EBITDA	$66,508	$50,139	$161,579	$148,362

Total Adjusted EBITDA margin	28.8%	24.7%	24.0%	24.5%

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

The term “Adjusted EBITDA” refers to net income (loss) before loss from discontinued operations, net of provision for income taxes; interest expense, net; depreciation and amortization; provision for income taxes; the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; gain on cost method investment; debt extinguishment costs; share-based compensation; costs associated with exit activities; restructuring costs; and gain on acquisition.

The term “Adjusted EBITDA margin” refers to Adjusted EBITDA as a percentage of Adjusted revenue.

The term “Adjusted net income” refers to net income (loss) before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; impairment loss; gain on cost method investment; debt extinguishment costs; amortization of acquisition related intangibles; costs associated with exit activities; restructuring costs; and gain on acquisition.

“Non-GAAP diluted earnings per share” refers to diluted earnings (loss) per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; impairment loss; gain on cost method investment; debt extinguishment costs; amortization of acquisition related intangibles; costs associated with exit activities; restructuring costs; and gain on acquisition.

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

A reconciliation of each of the non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands).

Adjusted Revenue

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$179,100	$49,908	$229,008	$158,709	$43,026	$201,735
Impact of the deferred revenue fair value adjustment	1,028	675	1,703	—	1,367	1,367

Adjusted revenue	$180,128	$50,583	$230,711	$158,709	$44,393	$203,102

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$515,189	$153,683	$668,872	$463,666	$132,951	$596,617
Impact of the deferred revenue fair value adjustment	2,875	2,062	4,937	—	8,826	8,826

Adjusted revenue	$518,064	$155,745	$673,809	$463,666	$141,777	$605,443

Adjusted EBITDA

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net income (loss)			$21,382			$(5,383)
Provision for income taxes			18,040			(2,612)
Interest expense, net			4,477			4,901
Debt extinguishment costs			—			6,691
Other (income) expense, net			(5,850)			2,148

Operating profit (loss)	$39,750	$(1,701)	38,049	$10,357	$(4,612)	5,745
Other income (expense), net	3,659	2,191	5,850	(521)	(1,627)	(2,148)
Depreciation and amortization	7,917	8,738	16,655	6,964	8,323	15,287
Impact of the deferred revenue fair value adjustment	1,028	675	1,703	—	1,367	1,367
Acquisition related costs	407	—	407	2,808	1,214	4,022
Impairment loss	—	—	—	22,600	—	22,600
Share-based compensation	3,582	262	3,844	2,806	460	3,266

Adjusted EBITDA	$56,343	$10,165	$66,508	$45,014	$5,125	$50,139

Adjusted EBITDA margin	31.3%	20.1%	28.8%	28.4%	11.5%	24.7%

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net income			$22,617			$19,393
Provision for income taxes			21,239			12,485
Interest expense, net			13,632			17,424
Gain on cost method investment			(6,585)			—
Debt extinguishment costs			—			6,691
Other (income) expense, net			(3,606)			969

Operating profit (loss)	$52,966	$(5,669)	47,297	$67,683	$(10,721)	56,962
Other income (expense), net	2,570	1,036	3,606	351	(1,320)	(969)
Depreciation and amortization	25,052	26,534	51,586	21,256	23,520	44,776
Impact of the deferred revenue fair value adjustment	2,875	2,062	4,937	—	8,826	8,826
Acquisition related costs	2,852	—	2,852	4,827	2,217	7,044
Impairment loss	39,700	—	39,700	22,600	—	22,600
Share-based compensation	10,313	1,288	11,601	8,162	961	9,123

Adjusted EBITDA	$136,328	$25,251	$161,579	$124,879	$23,483	$148,362

Adjusted EBITDA margin	26.3%	16.2%	24.0%	26.9%	16.6%	24.5%

Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$21,382	$(5,383)	$22,617	$19,393
Impact of the deferred revenue fair value adjustment (1)	1,143	1,088	3,270	6,398
Acquisition related costs (1)	244	2,624	1,789	4,582
Impairment loss (2)	3,814	18,401	27,953	18,401
Gain on cost method investment (1)	—	—	(3,944)	—
Debt extinguishment costs (1)	—	4,001	—	4,001
Share-based compensation (1)	2,420	2,015	7,241	5,620
Amortization of acquisition related intangibles (1)	6,830	6,393	20,759	18,192

Adjusted net income	$35,833	$29,139	$79,685	$76,587

Non-GAAP Diluted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted earnings (loss) per share	$0.63	$(0.16)	$0.66	$0.57
Impact of the deferred revenue fair value adjustment (1)	0.03	0.03	0.10	0.19
Acquisition related costs (1)	0.01	0.08	0.05	0.13
Impairment loss (2)	0.11	0.54	0.82	0.54
Gain on cost method investment (1)	—	—	(0.12)	—
Debt extinguishment costs (1)	—	0.12	—	0.12
Share-based compensation (1)	0.07	0.06	0.21	0.17
Amortization of acquisition related intangibles (1)	0.20	0.19	0.61	0.54

Non-GAAP diluted earnings per share	$1.05	$0.86	$2.33	$2.26

(1)	Adjustments are net of the estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 33% in 2014 and 29% in 2013 for the deferred revenue fair value adjustment; 37% in 2014 and 2013 for acquisition related costs; 40% in 2014 for the gain on cost method investment; 38% in 2014 and 39% in 2013 for share-based compensation; 40% in 2013 for debt extinguishment costs; and 30% in 2014 and 32% in 2013 for amortization of acquisition related intangibles.
(2)	The $39.7 million impairment loss associated with PDRI’s non-deductible intangible assets and goodwill recognized in the second quarter of 2014 was not treated as a discrete event in the provision for income taxes; rather, it was considered to be a component of the estimated annual effective tax rate. Approximately $3.8 million and $4.2 million of the income tax effect associated with the non-deductible goodwill impairment loss was reflected in the income tax provision in the three and nine months ended September 30, 2014 and the remaining tax effect of approximately $3.4 million will be added back in the fourth quarter of 2014 to bring the full year adjustment to $31.4 million.

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

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$229,008	$201,735	$668,872	$596,617
Costs and expenses:
Cost of services	80,019	72,387	243,240	219,175
Member relations and marketing	68,178	60,481	203,107	174,377
General and administrative	25,700	21,213	81,090	71,683
Acquisition related costs	407	4,022	2,852	7,044
Impairment loss	—	22,600	39,700	22,600
Depreciation and amortization	16,655	15,287	51,586	44,776

Total costs and expenses	190,959	195,990	621,575	539,655

Operating profit	38,049	5,745	47,297	56,962
Other income (expense), net
Interest income and other	5,934	(2,093)	3,846	(797)
Interest expense	(4,561)	(4,956)	(13,872)	(17,596)
Gain on cost method investment	—	—	6,585	—
Debt extinguishment costs	—	(6,691)	—	(6,691)

Total other income (expense), net	1,373	(13,740)	(3,441)	(25,084)

Income (loss) before provision for income taxes	39,422	(7,995)	43,856	31,878
Provision for income taxes	18,040	(2,612)	21,239	12,485

Net income (loss)	$21,382	$(5,383)	$22,617	$19,393

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production and delivery of our services and products, consisting of salaries; share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials; costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management; consisting of salaries; sales incentives; share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions; including human resources and recruiting; finance and accounting; legal; management information systems; facilities management; business development; and other. Costs include salaries; share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding; consolidation of office locations and associated exit costs; and consolidation of technology infrastructure.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures and equipment; capitalized software; and website development costs.

Segment Results

CEB Segment Operating Data

	September 30,
	2014	2013
CEB segment Contract Value (in thousands) (1)	$646,685	$575,878
CEB segment Member institutions (2)	6,847	6,197
CEB segment Contract Value per member institution	$94,267	$92,792
CEB segment Wallet retention rate (3)	99%	98%

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Member institutions,” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”
(3)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased $70.8 million, or 12.3%, at September 30, 2014 compared to September 30, 2013 primarily as a result of increased sales to new and existing large enterprise and middle market members and the 2014 acquisitions of KnowledgeAdvisors and Talent Neuron.

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$179,100	$158,709	$515,189	$463,666
Costs and expenses:
Cost of services	60,516	54,684	182,400	165,494
Member relations and marketing	51,295	44,367	152,351	130,129
General and administrative	19,215	16,929	59,868	51,677
Acquisition related costs	407	2,808	2,852	4,827
Impairment loss	—	22,600	39,700	22,600
Depreciation and amortization	7,917	6,964	25,052	21,256

Total costs and expenses	139,350	148,352	462,223	395,983

Operating profit	$39,750	$10,357	$52,966	$67,683

CEB Segment Revenue

Revenue increased $20.4 million, or 12.8%, to $179.1 million in the three months ended September 30, 2014 from $158.7 million in the three months ended September 30, 2013 and $51.5 million, or 11.1%, to $515.2 million in the nine months ended September 30, 2014 from $463.7 million in the nine months ended September 30, 2013.

The increases in 2014 were primarily due to an increase in sales bookings with new and existing customers and the impact of the 2014 KnowledgeAdvisors and Talent Neuron acquisitions.

KnowledgeAdvisors’ deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from KnowledgeAdvisors’ historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was approximately $3.6 million. Of this amount, $2.9 million would have been recognized as revenue in the nine months ended September 30, 2014. The remaining amount would have been recognized primarily in the fourth quarter of 2014.

Adjusted revenue increased $21.4 million, or 13.5%, to $180.1 million in the three months ended September 30, 2014 from $158.7 million in the three months ended September 30, 2013. Adjusted revenue increased $54.4 million, or 11.7%, to $518.1 million in the nine months ended September 30, 2014 from $463.7 million in the nine months ended September 30, 2013.

CEB Segment Costs and Expenses

Costs and expenses were $139.4 million in the three months ended September 30, 2014, a decrease of $9.0 million from $148.4 million in the three months ended September 30, 2013. An impairment loss of $22.6 million relating to the PDRI reporting unit is included in costs and expenses for the three months ended September 30, 2013. Costs and expenses were $462.2 million in the nine months ended September 30, 2014, an increase of $66.2 million from $396.0 million in the nine months ended September 30, 2013. Impairment losses of $39.7 million and $22.6 million were recorded in the nine months ended September 30, 2014 and 2013, respectively. Additionally, changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling (“GBP”) and the Australian dollar all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs, includes salaries, payroll taxes and benefits. The total expense was $69.1 million and $61.6 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $7.5 million. The total expense was $207.8 million and $185.9 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $21.9 million. The increases were primarily due to increases in headcount, including the impact of the additional personnel resulting from our acquisitions of Knowledge Advisors and Talent Neuron, and salary increases.

•	Variable compensation consists of sales commissions and annual bonuses. The total expense was $20.5 million and $17.2 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $3.3 million. The increase was primarily due to a $1.6 million increase in sales incentives resulting from increased sales bookings, increase in sales incentive rates, and an increase in the expected payout of annual bonuses. The total expense was $58.0 million and $50.8 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $7.2 million. The increase was primarily due to an increase in sales incentive rates and increased sales bookings.

•	Share-based compensation costs were $3.6 million and $2.7 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $0.9 million. Share-based compensation costs were $10.3 million and $8.0 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $2.3 million. The increases were primarily due to an increase in the total fair value of awards granted in 2011 through 2014.

•	Third-party consulting costs were $8.1 million and $7.2 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $0.9 million. Third-party consulting costs were $24.8 million and $19.5 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $5.3 million. The increases were primarily due to the use of consultants for member-facing technology development and the implementation of operating systems enhancements.

•	Travel and related expenses were $6.2 million and $6.3 million in the three months ended September 30, 2014 and 2013, respectively, a decrease of $0.1 million. Travel and related expenses were $21.1 million and $20.2 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $0.9 million. The increase in the nine months ended September 30, 2014 was primarily due to increased costs incurred in the delivery of advisory and research services.

•	Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $6.7 million and $7.5 million in the three months ended September 30, 2014 and 2013, respectively, a decrease of $0.8 million. Allocated facilities costs were $21.2 million and $21.4 million in the nine months ended September 30, 2014 and 2013, respectively, a decrease of $0.2 million. The decreases were primarily due to additional sublease income from one of the subtenants of the CEB headquarters, which commenced in 2014, partially offset by the addition of new office space related to the expansion of our headquarters in Arlington, Virginia in the second quarter of 2013.

•	CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.12, or 8%, higher, on average, in the three and nine months ended September 30, 2014 compared to the same period of 2013. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$33,080	18.5%	$30,098	19.0%	$100,392	19.5%	$91,830	19.8%
Variable compensation	5,866	3.3	5,516	3.5	16,919	3.3	16,939	3.7
Allocated facilities	2,735	1.5	3,288	2.1	8,540	1.7	9,176	2.0
Third-party consulting	6,233	3.5	4,813	3.0	17,869	3.5	13,739	3.0
Travel and related	3,012	1.7	2,747	1.7	10,094	2.0	9,256	2.0
Share-based compensation	1,368	0.8	1,032	0.7	3,897	0.8	2,975	0.6

Cost of services increased 10.7%, or $5.8 million, to $60.5 million in the three months ended September 30, 2014 from $54.7 million in the three months ended September 30, 2013. The $3.0 million and $0.4 million increases in compensation and related costs and variable compensation, respectively, were primarily due to increases in headcount, including the impact of the KnowledgeAdvisors and Talent Neuron acquisitions, and salary increases. The $1.4 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements in member facing technology. The $0.3 million increase in travel and related costs was primarily due to increased costs incurred in the delivery of advisory and research services. These increases were partially offset by a $0.6 million decrease in allocated facilities due to an increase in sublease income from one of the subtenants of the CEB headquarters.

Cost of services increased 10.2%, or $16.9 million, to $182.4 million in the nine months ended September 30, 2014 from $165.5 million in the nine months ended September 30, 2013. The $8.6 million increase in compensation and related costs was primarily due to increases in headcount, including the impact of the KnowledgeAdvisors and Talent Neuron acquisitions, and salary increases. The $4.1 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements in member facing technology. The $0.8 million increase in travel and related costs was primarily due to increased costs incurred in the delivery of advisory and research services. The $0.9 million increase in share-based compensation was primarily due to an increase in the total fair value of awards granted in 2011 through 2014. These increases were partially offset by a $0.6 million decrease in allocated facilities due to an increase in sublease income from one of the subtenants of the CEB headquarters.

Cost of services as a percentage of revenue was 33.8% and 34.5% in the three months ended September 30, 2014 and 2013, respectively, and 35.4% and 35.7% in the nine months ended September 30, 2014 and 2013, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$26,129	14.6%	$22,412	14.1%	$77,723	15.1%	$66,560	14.4%
Variable compensation	12,070	6.7	9,931	6.3	34,553	6.7	28,054	6.1
Allocated facilities	3,189	1.8	3,350	2.1	9,965	1.9	9,660	2.1
Third-party consulting	727	0.4	444	0.3	2,674	0.5	1,581	0.3
Travel and related	2,581	1.4	2,892	1.8	8,821	1.7	9,079	2.0
Share-based compensation	806	0.4	604	0.4	2,041	0.4	1,691	0.4

Member relations and marketing increased 15.6%, or $6.9 million, to $51.3 million in the three months ended September 30, 2014 from $44.4 million in the three months ended September 30, 2013. The $3.7 million increase in compensation and related costs was primarily due to an increase in headcount, including the impact of the KnowledgeAdvisors acquisition, and salary increases. The $2.1 million increase in variable compensation was primarily due to an increase in sales incentives rates as a result of increased sales bookings.

Member relations and marketing increased 17.1%, or $22.2 million, to $152.4 million in the nine months ended September 30, 2014 from $130.1 million in the nine months ended September 30, 2013. The $11.2 million increase in compensation and related costs was primarily due to an increase in headcount, including the impact of the KnowledgeAdvisors acquisition, and salary increases. The $6.5 million increase in variable compensation was primarily due to an increase in sales incentives rates as a result of increased sales bookings. The $1.1 million increase in third-party consulting costs relates primarily to technology maintenance and enhancements.

Member relations and marketing expense as a percentage of revenue was 28.6% and 28.0% in the three months ended September 30, 2014 and 2013, respectively, and 29.6% and 28.1% in the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$9,853	5.5%	$9,092	5.7%	$29,715	5.8%	$27,559	5.9%
Variable compensation	2,530	1.4	1,761	1.1	6,576	1.3	5,809	1.3
Allocated facilities	780	0.4	901	0.6	2,684	0.5	2,541	0.5
Third-party consulting	1,162	0.6	1,265	0.8	4,268	0.8	4,160	0.9
Share-based compensation	1,394	0.8	1,097	0.7	4,367	0.8	3,331	0.7

General and administrative increased 13.5%, or $2.3 million, to $19.2 million in the three months ended September 30, 2014 from $16.9 million in the three months ended September 30, 2013. The $0.8 million increases in compensation and related costs and variable compensation, respectively, were primarily due to increases in headcount and salary increases. The $0.3 million increase in share-based compensation was primarily due to an increase in the total fair value of awards granted in 2011 through 2014.

General and administrative increased 15.9%, or $8.2 million, to $59.9 million in the nine months ended September 30, 2014 from $51.7 million in the nine months ended September 30, 2013. The $2.2 million and $0.8 million increases in compensation and related costs and variable compensation, respectively, were primarily due to increases in headcount and salary increases. The $1.0 million increase in share-based compensation was primarily due to an increase in the total fair value of awards granted in 2011 through 2014.

General and administrative expense as a percentage of revenue was 10.7% and 10.7% in the three months ended September 30, 2014 and 2013, respectively, and 11.6% and 11.1% in the nine months ended September 30, 2014 and 2013, respectively.

Acquisition Related Costs

Acquisition related costs were $0.4 million and $2.9 million in the three and nine months ended September 30, 2014, respectively, and primarily related to the acquisitions and integration of KnowledgeAdvisors and Talent Neuron. Acquisition related costs were $2.8 million and $4.8 million in the three and nine months ended September 30, 2013, respectively, and primarily related to the integration of SHL.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation	$4,899	$4,629	$15,718	$13,958
Amortization	3,018	2,335	9,334	7,298

Depreciation and amortization increased 13.7%, or $1.0 million, to $7.9 million in the three months ended September 30, 2014 from $7.0 million in the three months ended September 30, 2013. The $0.3 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The $0.7 million increase in amortization is a result of the KnowledgeAdvisors and Talent Neuron acquisitions partially offset by the reduction in PDRI amortization, resulting from the second quarter 2014 customer list intangible asset impairment, and completion of useful lives of other intangible assets from prior acquisitions.

Depreciation and amortization increased 17.9%, or $3.8 million, to $25.1 million in the nine months ended September 30, 2014 from $21.3 million in the nine months ended September 30, 2013. The $1.8 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The $2.0 million increase in amortization is a result of the KnowledgeAdvisors and Talent Neuron acquisitions partially offset by the reduction in PDRI amortization resulting from the second quarter 2014 customer list intangible asset impairment and the completion of useful lives of other intangible assets from prior acquisitions.

Depreciation and amortization expense as a percentage of revenue was 4.4% and 4.4% in the three months ended September 30, 2014 and 2013, respectively, and 4.9% and 4.6% in the nine months ended September 30, 2014 and 2013, respectively.

PDRI Goodwill

In the second quarter of 2014, we recognized a non-deductible impairment loss of $39.7 million associated with the PDRI reporting unit. Of this amount, $20.8 million related to the customer list intangible asset and $18.9 million related to the goodwill. The loss was primarily due to lower revenue and cash flow projections in the near and mid-terms that are a result of lower estimated profits from US Federal government contracts. We used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. This non-cash loss did not impact our liquidity position or cash flows. The impairment of the customer list intangible asset decreased third quarter 2014 and future amortization by $0.6 million per quarter through the remaining useful life of the asset ending 2022. While neither impairment loss will generate a tax benefit, a deferred tax liability of $14.2 million established for the customer relationship asset at the time of the acquisition was reversed with the impairment and as such, the customer relationship impairment does not directly impact the effective tax rate for the year. Following the impairment loss, the PDRI reporting unit had a $7.9 million customer relationship asset and a $12.4 million goodwill asset. The ultimate recoverability of these assets is dependent upon realizing the projected cash flows used in the September 30, 2014 fair value analysis.

SHL Talent Measurement Segment Results of Operations

The financial results presented below include the results of operations for the SHL Talent Measurement segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$49,908	$43,026	$153,683	$132,951
Costs and expenses:
Cost of services	19,503	17,703	60,840	53,681
Member relations and marketing	16,883	16,114	50,756	44,248
General and administrative	6,485	4,284	21,222	20,006
Acquisition related costs	—	1,214	—	2,217
Depreciation and amortization	8,738	8,323	26,534	23,520

Total costs and expenses	51,609	47,638	159,352	143,672

Operating loss	$(1,701)	$(4,612)	$(5,669)	$(10,721)

SHL Talent Measurement Segment Revenue

Revenue increased $6.9 million, or 16.0%, to $49.9 million in three months ended September 30, 2014 from $43.0 million in the three months ended September 30, 2013 and $20.7 million, or 15.6%, to $153.7 million in the nine months ended September 30, 2014 from $133.0 million in the nine months ended September 30, 2013. The increases in 2014 were primarily due to an increase in sales bookings and deliveries of services.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34.0 million. The impact of the deferred revenue fair value adjustment decreased revenue by $9.9 million and $17.1 million in 2013 and 2012, respectively, from what would have been recorded without the required purchase accounting adjustments. The impact of the deferred revenue fair value adjustment was $0.7 million and $2.1 million in the three and nine months ended September 30, 2014, respectively. It is expected that the remaining $4.9 million acquisition date deferred revenue adjustment would be recognized primarily in 2015 and beyond.

Adjusted revenue increased $6.2 million, or 13.9%, to $50.6 million in the three months ended September 30, 2014 from $44.4 million in the three months ended September 30, 2013. Adjusted revenue increased $14.0 million, or 9.9%, to $155.8 million in the nine months ended September 30, 2014 from $141.8 million in the nine months ended September 30, 2013. The deferred revenue fair value adjustment on a year over year basis decreased from $8.8 million in 2013 to $2.1 million in 2014.

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

SHL Talent Measurement Segment Costs and Expenses

Costs and expenses were $51.6 million in the three months ended September 30, 2014, an increase of $4.0 million from $47.6 million in the three months ended September 30, 2013. Costs and expenses were $159.4 million in the nine months ended September 30, 2014, an increase of $15.7 million from $143.7 million in the nine months ended September 30, 2013. The primary expenses recorded by the SHL Talent Measurement segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP against the US dollar, Euro and other currencies. SHL costs and expenses are denominated primarily in the British Pound; therefore, with revenues being denominated in local currencies as discussed above, profits are impacted by the fluctuations in currencies against the British Pound. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs includes salaries, payroll taxes, and benefits. The total expense was $25.5 million and $23.3 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $2.2 million. The total expense was $76.7 million and $71.0 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $5.7 million. The increases were primarily due to increases in headcount and salary increases.

•	Variable compensation includes sales commissions and annual bonuses. The total expense was $4.4 million and $3.1 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $1.3 million. The total expense was $15.0 million and $11.4 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $3.6 million. The increases were primarily due to an increase in annual bonus accrual rates and higher sales incentives resulting from an increase in sales bookings. In the third quarter of 2013, we began allocating management incentives to Cost of Services, Member relations and marketing, and General and administrative. Prior to that, management incentives were recorded as General and administrative.

•	Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs were $2.5 million and $2.0 million in the three months ended September 30, 2014 and 2013, respectively, an increase of $0.5 million. The total expense was $7.5 million and $6.2 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $1.3 million.

•	Travel and related expenses primarily relates to sales staff travel and travel incurred to deliver services to customers. The total expense was $1.3 million and $2.0 million in the three months ended September 30, 2014 and 2013, respectively, a decrease of $0.7 million. The total expense was $5.1 million and $6.0 million in the nine months ended September 30, 2014 and 2013, respectively, a decrease of $0.9 million.

•	Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. The total expense was $1.9 million in the three months ended September 30, 2014 and 2013, respectively. The total expense was $6.0 million and $5.8 million in the nine months ended September 30, 2014 and 2013, respectively, an increase of $0.2 million.

•	The SHL Talent Measurement segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar, Australian dollar, and Euro. Approximately 50% of SHL expenses are based in GBP. The value of the GBP versus the US dollar, on average, increased by approximately $0.12, or 8%, in the year to date period through September 30, 2014 compared to 2013. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$12,214	24.5%	$10,717	24.9%	$37,118	24.2%	$33,229	25.0%
Variable compensation	1,139	2.3	1,345	3.1	3,905	2.5	3,091	2.3
Third party consulting	2,283	4.6	1,879	4.4	7,111	4.6	5,710	4.3
Travel and related	482	1.0	1,073	2.5	2,345	1.5	2,985	2.2
Allocated facilities	1,037	2.1	994	2.3	3,078	2.0	3,009	2.3

Cost of services increased 10.2%, or $1.8 million, to $19.5 million in the three months ended September 30, 2014 from $17.7 million in the three months ended September 30, 2013. The $1.5 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The $0.4 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements to technology platforms. These increases were partially offset by a $0.6 million decrease in travel and related costs.

Cost of services increased 13.3%, or $7.2 million, to $60.8 million in the nine months ended September 30, 2014 from $53.7 million in the nine months ended September 30, 2013. The $3.9 million increase in compensation and related costs was primarily due to increases in headcount and salaries. Variable compensation increased $0.8 million primarily due to headcount increases and increase in performance. The $1.4 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements to technology platforms.

Cost of services as a percentage of revenue was 39.1% and 41.1% in the three months ended September 30, 2014 and 2013, respectively, and 39.6% and 40.4% in the nine months ended September 30, 2014 and 2013, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$9,706	19.4%	$8,952	20.8%	$28,993	18.9%	$26,985	20.3%
Variable compensation	3,024	6.1	3,507	8.2	9,503	6.2	6,817	5.1
Third-party consulting	210	0.4	21	0.0	250	0.2	349	0.3
Travel and related	700	1.4	754	1.8	2,248	1.5	2,208	1.7
Allocated facilities	647	1.3	612	1.4	1,923	1.3	1,852	1.4

Member relations and marketing increased 4.8%, or $0.8 million, to $16.9 million in the three months ended September 30, 2014 from $16.1 million in the three months ended September 30, 2013. The $0.8 million increase in compensation and related costs was primarily due to increases in headcount and salaries.

Member relations and marketing increased 14.7%, or $6.5 million, to $50.8 million in the nine months ended September 30, 2014 from $44.2 million in the nine months ended September 30, 2013. The $2.0 million increase in compensation and related costs was primarily due to increases in headcount and salaries. Variable compensation, consisting of sales incentives and annual bonuses, increased $2.7 million, primarily due to headcount increases and increase in performance.

Member relations and marketing expense as a percentage of revenue was 33.8% and 37.5% in the three months ended September 30, 2014 and 2013, respectively, and 33.0% and 33.3% in the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation and related	$3,530	7.1%	$3,645	8.5%	$10,588	6.9%	$10,819	8.1%
Variable compensation	195	0.4	(1,777)	(4.1)	1,560	1.0	1,448	1.1
Allocated facilities	193	0.4	306	0.7	972	0.6	926	0.7
Travel and related	139	0.3	206	0.5	545	0.4	778	0.6

General and administrative increased 51.4%, or $2.2 million, to $6.5 million in the three months ended September 30, 2014 from $4.3 million in the three months ended September 30, 2013. The $2.0 million increase in variable compensation was primarily due to the change in the allocation of management bonuses in the three months ended September 30, 2013 when we reclassified a total of $2.0 million from General and Administrative.

General and administrative increased 6.1%, or $1.2 million, to $21.2 million in the nine months ended September 30, 2014 from $20.0 million in the nine months ended September 30, 2013.

General and administrative expense as a percentage of revenue was 13.0% and 10.0% in the three months ended September 30, 2014 and 2013, respectively, and 13.8% and 15.0% in the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation	$2,023	$1,928	$6,385	$4,657
Amortization	6,715	6,395	20,149	18,863

Depreciation and amortization increased 5.0%, or $0.4 million, to $8.7 million in the three months ended September 30, 2014 from $8.3 million in the three months ended September 30, 2013. Depreciation and amortization increased 12.8%, or $3.0 million, to $26.5 million in the nine months ended September 30, 2014 from $23.5 million in the nine months ended September 30, 2013. The increases in depreciation primarily related to capitalizable costs of revenue generating internally developed software and computer equipment. Additionally, purchases of network and computer equipment increased in 2013 to support headcount growth and integration costs. Amortization is related to intangible assets acquired in conjunction with the SHL acquisition and impacted by changes in GBP versus the US Dollar.

Depreciation and amortization expense as a percentage of revenue was 17.5% and 19.3% in the three months ended September 30, 2014 and 2013, respectively, and 17.3% and 17.7% in the nine months ended September 30, 2014 and 2013, respectively.

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

Other Income (Expense), net

The following table presents the components of Other income (expense), net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$(4,561)	$(4,956)	$(13,872)	$(17,596)
Debt extinguishment costs	—	(6,691)	—	(6,691)
Gain on cost method investment	—	—	6,585	—
(Decrease) increase in fair value of deferred compensation plan assets	(437)	784	366	1,409
Foreign currency gain (loss)	6,017	(2,570)	2,823	(2,634)
Interest income	84	55	240	172
Other	270	(362)	417	256

Other income (expense), net	$1,373	$(13,740)	$(3,441)	$(25,084)

The decrease in interest expense in 2014 was primarily due to the refinancing of our Term Facilities in August 2013, resulting in a lower interest rate. The net foreign currency gain in 2014 and loss in 2013 were primarily due to the remeasurement of cash held in US dollars by SHL and the remeasurement of the CEB segment foreign subsidiaries into the USD functional currency. In the nine months ended September 30, 2014, we exchanged our cost method investment in preferred stock of PayScale, Inc. for common shares of PayScale Holdings, Inc. as part of the acquisition of PayScale, Inc. by a third party. As such, we adjusted our investment carrying amount to fair value which resulted in a $6.6 million non-cash gain in the nine months ended September 30, 2014.

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

The effective income tax rate in the three months ended September 30, 2014 and 2013 was 45.8% and (32.7%), respectively and 48.4% and 39.2% in the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate was primarily impacted by the PDRI impairment loss, limitations on interest deductibility in certain foreign jurisdictions, and the impact in 2013 of the UK Finance Act receiving royal assent leading to a scheduled decrease of UK corporate tax rate to 20%. The impact of this legislative change on our net deferred tax liabilities was $4.6 million and was accounted for as a discrete item in the three months ended September 30, 2013. The $39.7 million impairment loss associated with PDRI’s non-deductible intangible assets and goodwill recognized in the nine months ended September 30, 2014 was not treated as a discrete event; rather, it was considered to be a component of the estimated annual effective tax rate.

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

We made income tax payments of $9.5 million and $10.5 million in the three months ended September 30, 2014 and 2013, respectively and $29.0 million and $36.8 million in the nine months ended September 30, 2014 and 2013, respectively. We had net prepaid income taxes of $6.9 million at September 30, 2014.

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at our option, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios, which we achieved during the nine months ended September 30, 2014. As a result, the annual interest rate on the Term A-1 Loans was the Eurodollar Rate plus 2.00%, or 2.15%, at September 30, 2014.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on our net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. Based on current projections, we do not believe that any mandatory prepayments will be required for the year ended December 31, 2014. Thus, no amounts were reclassified to current debt at September 30, 2014. In the event actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in our condensed consolidated balance sheets. We were in compliance with all of the covenants at September 30, 2014.

In February 2014, we completed the acquisition of 100% of the equity interests of KnowledgeAdvisors, Inc. (“KnowledgeAdvisors”) for a cash payment of $52.7 million, less cash acquired of $1.8 million. In January 2014, we acquired the Talent Neuron platform for a cash payment of approximately $8 million.

We had cash and cash equivalents of $87.0 million and $119.6 million at September 30, 2014 and December 31, 2013, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At September 30, 2014, available borrowings under the Revolving Credit Facility were $192.2 million after reduction of availability to cover $7.8 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $70.8 million of our cash was held by our foreign subsidiaries as of September 30, 2014. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Nine Months Ended September 30,
	2014	2013
Net cash flows provided by operating activities	$117,896	$95,004
Net cash flows used in investing activities	(93,947)	(34,251)
Net cash flows used in financing activities	(53,501)	(54,614)

Historically, our primary uses of cash have been to fund acquisitions, capital expenditures, share repurchases, and dividend payments. With the Senior Secured Credit Facilities, our primary uses of cash include debt service requirements.

Cash Flows from Operating Activities

CEB membership subscriptions, which are principally annually renewable agreements, generally are payable by members at the beginning of the contract term. SHL Talent Measurement services are generally invoiced as services are delivered. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $117.9 million and $95.0 million in the nine months ended September 30, 2014 and 2013, respectively. The increase in cash flows from operations was primarily due to increased sales bookings year over year which has resulted in higher cash collections. These increases have been partially offset by the timing of expense payments.

We made income tax payments of $29.0 million and $36.8 million in the nine months ended September 30, 2014 and 2013, respectively and expect to continue making tax payments in future periods.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $93.9 million and $34.3 million in the nine months ended September 30, 2014 and 2013, respectively. In the nine months ended September 30, 2014, we used $31.3 million for capital expenditures, primarily related to the deployment of new data centers, implementation of a new Content Management System, and a major upgrade to the SHL Talent Measurement client-facing platform. In the nine months ended September 30, 2014, we utilized $58.9 million for acquisitions of businesses, primarily related to KnowledgeAdvisors, which included a payment of $52.7 million, less cash acquired of $1.8 million.

We estimate that capital expenditures to support our infrastructure will be approximately $35 million in 2014.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $53.5 million and $54.6 million in the nine months ended September 30, 2014 and 2013, respectively. In the nine months ended September 30, 2014 and 2013, we repaid amounts outstanding on our credit facilities of $8.1 million and $29.3 million, respectively. Further, we increased our dividend rate from $0.225 per share in 2013 to $0.2625 per share in 2014. This resulted in a $3.9 million increase in dividend payments in the nine months ended September 30, 2014. We also used $16.0 million and $2.8 million in the nine months ended September 30, 2014 and 2013, respectively, to repurchase shares of our common stock pursuant to a stock repurchase program that was approved by the Board of Directors in February 2013.

Commitments and Contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had a liability of $5.8 million at September 30, 2014 and December 31, 2013 relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual Obligations

In July 2014, we entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. We currently expect to pay approximately $22 million per year beginning in 2018, subject to rental escalations and pro rata share of operating expenses and real estate taxes increase above the base year. In connection with the new lease, the lessor agreed to assume our previous obligations for one of our Arlington, Virginia locations. In the event the lessor fails to make required payments, as provided in the assignment agreement, we have the right to reduce our rental payments for the new Arlington, Virginia lease. Based on the information available as of September 30, 2014, the lease assignment is included in the sublease receipts amounts in the table below beginning in 2018 and thereafter. The Company will remain the primary obligor in case of default by the new lease lessor under this assumption. The new lease lessor may negotiate a sublease or settlement of the obligation it has assumed. If and when such sublease or settlement is negotiated, the Company would be required to recognize a loss on the sublease or settlement equal to the difference between the fair value of the sublease rentals (or in the event of settlement, the settlement payment) and the Company’s obligation under the lease. The new lease agreement provides us with various incentives, currently estimated to total approximately $55 million. We will accrue these lease incentives and recognize them on a straight-line basis over the term of the new Arlington, Virginia lease as a reduction of rent expense.

The following table summarizes our known contractual obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at September 30, 2014
	Total	YE 2014 (1)	YE 2015	YE 2016	YE 2017	YE 2018	Thereafter
Senior Secured Credit Facilities (2)	$564,110	$6,460	$30,513	$35,020	$34,395	$457,722	$—
Operating lease obligations	965,231	12,972	52,406	52,746	50,432	69,934	726,741
Deferred compensation liability	19,135	—	722	840	660	753	16,160
Purchase commitments	32,889	4,105	13,746	9,463	4,638	647	290

Total	$1,581,365	$23,537	$97,387	$98,069	$90,125	$529,056	$743,191

	Sublease Receipts by Period (In Thousands) at September 30, 2014
	Total	YE 2014 (1)	YE 2015	YE 2016	YE 2017	YE 2018	Thereafter
Sublease receipts	$313,549	$5,392	$21,813	$22,338	$22,427	$28,484	$213,095

(1)	For the three months ended December 31, 2014.
(2)	Includes interest expense for the Term A-1 Loans calculated using variable interest rates at September 30, 2014 of 2.15%. We may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. The amounts presented in the tables above do not reflect any mandatory prepayments that we may be required to pay.

Operating lease obligations include the new Arlington, Virginia lease and all scheduled rent escalations. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $17.1 million.

Off-Balance Sheet Arrangements

At September 30, 2014 and December 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL brand; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment; our potential inability to make, integrate and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments; the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; and our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K, as filed with the SEC on March 3, 2014, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. There were no material changes during the quarter ended September 30, 2014 to the information included in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
July 1, 2014 to July 31, 2014 (1)	36,326	$66.82	35,906	$39,612,700
August 1, 2014 to August 31, 2014 (1)	68,630	$64.52	68,630	$35,184,600
September 1, 2014 to September 30, 2014 (1)	73,004	$65.03	71,283	$30,552,400

Total	177,960	$65.20	175,819

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)	On February 5, 2013, our Board of Directors approved a new $50 million stock repurchase program, which is authorized through December 31, 2014. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: October 31, 2014	By:	/s/ Richard S. Lindahl
Richard S. Lindahl

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith