Form 10-K
period 2014-12-31
CORPORATE EXECUTIVE BOARD CO
filed 2015-02-27
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,530,571,000*.

There were 33,479,923 shares of the registrant’s common stock outstanding at February 23, 2015.

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

THE CORPORATE EXECUTIVE BOARD COMPANY

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties, and assumptions. Statements using words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions are intended to identify forward-looking statements. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates or other financial items; any statements of the plans, strategies, and objectives of management for future operations, any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; any statements regarding the impact of our acquisitions and any related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the US Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others:

•	our dependence on renewals of our membership-based services,

•	the sale of additional programs to existing members and our ability to attract new members,

•	our potential failure to adapt to changing member needs and demands,

•	our potential failure to develop and sell, or expand sales markets for SHL Talent Measurement tools and services,

•	our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues,

•	fluctuations in operating results,

•	our potential inability to protect our intellectual property rights,

•	our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data,

•	potential confusion about our rebranding, including our integration of the SHL Talent Measurement brand,

•	our potential exposure to loss of revenue resulting from our unconditional service guarantee,

•	exposure to litigation related to our content,

•	various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets,

•	changes in estimates, assumptions, or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment,

•	our potential inability to make, integrate and maintain acquisitions and investments,

•	the amount and timing of the benefits expected from acquisitions and investments, including our acquisition of SHL,

•	the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results,

•	our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future,

•	our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations,

•	our potential inability to effectively anticipate, plan for, and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy, and possible volatility of our stock price.

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

Part I

Item 1.	Business

Our Company

CEB (NYSE: CEB) is a leading member-based advisory company. We equip senior executives and their teams with insight and actionable solutions to drive corporate performance. Our mission is to unlock the potential of organizations and leaders by advancing the science and practice of management. We do this by combining our advanced research and analytics with best practices from thousands of member companies with our proprietary research methodologies, benchmarking assets, and human capital analytics.

We operate through two reporting segments:

•	The CEB segment provides our historical fixed-fee annual subscription model for membership programs. CEB also provides a suite of professional services, including best practice implementation, training, learning and development effectiveness benchmarks, talent planning support and survey and diagnostic tools.

•	The SHL Talent Measurement segment provides technology-enabled subscription and engagement-based talent assessment and management services.

We combine CEB best practices, insights, and data from membership programs with SHL Talent Measurement assessments, predictive analytics, and robust technology platforms to increase our capabilities for helping clients manage talent, transform operations, and reduce risk. Over time, our member network and data sets grow and strengthen the impact of our products and services. SHL Talent Measurement services deliver rich data, analytics, and insights for assessing and managing employees and applicants, and position clients to achieve better business results through enhanced intelligence for talent and key decision-making processes – from hiring and recruiting, to employee development and succession planning.

Our Segments

Our CEB segment provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions and enable members to focus efforts to address emerging and recurring business challenges efficiently and effectively. This includes our membership programs for senior executives and their teams to drive corporate performance by identifying and building on the proven best practices of the world’s best companies. Our member network is integral to our business. Close relationships with our members provide us with the business insights, solutions, and analytics that we use to support executives and professionals during their careers. The CEB segment also includes the operations of Personnel Decisions Research Institutes, Inc. (“PDRI”), which was acquired as part of our August 2012 acquisition of SHL Group Holdings I and its subsidiaries (“SHL”). PDRI is a provider of customized personnel assessment and performance management tools and services primarily to various agencies of the US government as well as to commercial enterprises.

On January 14, 2014, we acquired the Talent Neuron platform, a web-based solution that provides global talent market intelligence data, software, and decision support to assist executives with key talent planning activities. On February 28, 2014, we acquired KnowledgeAdvisors, Inc. (referred to as “Metrics That Matter”), an analytics platform that provides benchmarks to gauge the effectiveness of learning and development programs and allows Chief Human Resources Officers and Chief Learning Officers to improve employee competencies and generate stronger returns on talent investments. The operating results of Talent Neuron and Metrics That Matter have been included in the CEB segment from their respective dates of acquisition.

Our SHL Talent Measurement segment, which includes the operations of SHL, provides cloud-based solutions for talent assessment, talent development, and talent strategy and analytics, as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement provides assessments that assist clients in determining potential candidates for employment and developing existing employees as well as consulting services that help maximize the utility of assessment data.

Who We Serve

We serve executives and professionals in corporate functions at large corporate and middle market institutions in more than 110 countries and 10,000 individual organizations. The corporate functions which we consider our primary markets within the CEB segment are: Human Resources; Finance, Innovation and Strategy; Legal, Risk and Compliance; Marketing and Communications; Sales and Service; and Information Technology. The SHL Talent Measurement segment focuses primarily on the Human Resources function and has begun marketing its services to other corporate functions.

At December 31, 2014, our member network included approximately 90% of the Fortune 500, 75% of the Dow Jones Asian Titans, and 85% of the FTSE 100.

We also serve operational leaders in the global financial services industry and US government. Senior executives in the financial services industry face business challenges arising from factors such as capital and financial markets, the economy, industry competition, litigation, and regulation. Function heads in the US government face management challenges specific to the public sector, often arising from economic, regulatory, environmental, compliance, and labor considerations. For both the financial services industry and the US government, we deliver a product and service portfolio of best demonstrated practices, operational insights, analytical tools, and peer collaboration designed to drive effective executive decision making.

Our Products and Services

We help senior executives and their teams drive corporate performance by equipping them with the actionable insights, analytic tools, and advisory support they need to address recurring business challenges and improve results.

We sell a unique combination of resources to address business challenges:

Best Practices and Decision Support. We help our members set direction for their team, function, and company by providing performance insights, benchmarks, and best practices. Through our proprietary research, we identify key economic leverage points and isolate high return-on-investment solutions for members to implement. We offer multiple memberships that align with functional and key industry leadership roles. We deliver our research through various channels, including Web-based resources, interactive workshops, live meetings, and published studies. In addition to the best practices, we create and maintain benchmarking assets with information from executives across industries covering information such as organizational structures, costs and productivity, as well as customer experience and service quality. We draw on our expansive executive network to provide our members with insight into their function, how their performance compares to benchmarks, and how to improve outcomes. In addition, we provide members with networking opportunities, including through online peer discussion groups, on-request advice, feedback, and other peer interaction at both in-person and virtual events. We also help organizations secure performance gains through consulting and technology. We deliver a suite of professional services, including best practice implementation, training, and survey and diagnostic tools. We offer targeted survey and diagnostic technology to aid members in assessing the performance of their functions, processes, and teams. For certain of the best practices that we identify, we provide additional implementation support to members seeking to improve their functional performance.

Performance Management Services. We provide proprietary executive education curriculum supported by e-learning resources for members seeking to enhance skill development for their staff. The curriculum may include skills diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty. We also provide workforce surveys and employee analytics which are customized solutions that benchmark engagement, identify risk areas, and uncover new ways to keep employees engaged and productive. In addition, we provide a web-based solution that provides global talent market intelligence data, software, and decision support to assist executives with key talent planning activities along with benchmarks that gauge the effectiveness of learning and development programs allowing clients to improve employee competencies and generate stronger returns on talent investments.

Talent Measurement Services. We help organizations plan, select, engage, and align their organizational talent against corporate objectives and evaluate their training programs, and also develop workshops and technical training that enhance the potential of emerging leaders and their teams. Our assessment and development solutions help companies manage human capital investments. These offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations and generally are implemented as pre-hire or post-hire applications. These tools and services use science and data to develop talent strategies for clients that are linked to business results.

Our Business Strategy

Our strategy is to sell our cross-industry products and services to a global customer set of large corporate and middle market institutions. We intend to build on our existing foundation by deepening existing member relationships through renewals and cross-sales, leveraging opportunities in growth markets, increasing our focus on talent management products through new product development, and continuing to build effective content platforms. We intend to continue this strategy through the following efforts:

•	Must have insights into talent, technology, customers, and risk. By tapping the collective experience of the workflows of thousands of companies we collect data and generate insights that are intended to transform performance. These insights power the advice, assessments, tools, and technology we use with members and clients, with the aim that executives can take action at a lower cost than other sources of support, yielding a strong return on investment for them. This unique model for developing management insight remains the foundation for creating and delivering business value. We plan to sustain our focus on developing these insights in 2015.

•	Powerful market touch points. We aim to be easy to do business with. As our offering set grows, we are working to present a consistent face to the market. Our goal is that all members and clients benefit not just from the specific products they use, but from the entire breadth of our expertise and relationships. In 2015, we see substantial opportunities to cross-sell more effectively and integrate new compelling solutions. Doing this right will require our product, professional services, and commercial teams to collaborate across terrain boundaries even more than before.

•

High-impact analytic and content platforms. We believe that first class intuitive interfaces backed up with authoritative must-have content, and powerful analytics, are fast becoming a staple of CEB’s impact on our members. In 2015, we aim to continue to test, refine and significantly increase the user base of our Talent Central platform, which is a next-generation interface for our selection and assessment offerings. Our view is that the flexible architecture meets the needs of both the power users in human resources functions and people who touch the system infrequently or only once, such as line partners or job candidates. We believe that the data we collect and visualize through this platform provides direct benefits to our customers, but also provides CEB with a very significant asset to leverage for future insights and innovation. We also plan that the crawling aggregation and visualization technologies at the heart of CEB Talent Neuron, which provides global talent market intelligence data, software and decision support, helping companies improve their workforce planning, will support the development of other new products. In 2015, we plan to continue to embed our insights deeply into the workflow of leaders and professionals.

•	Compelling careers for top talent. We look to build a world-class CEB team and are vigorous about measuring talent outcomes at the firm. Our view is that working at CEB means you will have an opportunity to do high impact work for senior executives at the world’s most respected companies and that you will work with and learn from first rate colleagues. In 2015, we intend to continue building a world-class CEB team.

•	Brand that signals unmatched impact. We continue to work on raising the global visibility and awareness of the CEB brand by building a clear, compelling story about CEB in all of our markets. We believe that doing so creates demand for products, but also supports our members as they adopt our solutions. In 2015, our focus is threefold. First, we plan to make sure that our product and platform messaging enables our teams to present a compelling vision about the breadth of support we now offer. Second, we plan to continue to consolidate some of our larger functional summits into major events that showcase the breadth and reach of our insights and offers. Thirdly, we aim to remain focused on building a reputation for thought leadership through tier one public relations and social media. Our view is that all of these efforts boost selling effectiveness and pave the way for more effective cross selling by giving members a clear sense of our reach, breadth, and impact.

Our Pricing

We believe that we offer a cost-effective alternative to traditional professional, information, and advisory services. For the majority of the CEB segment products and services, membership is for one year, with an annual subscription that is typically payable at the beginning of the contract term. Member subscription price varies by program and may be further adjusted based on a member’s revenue or headcount. We offer discounted pricing schedules and modified terms for members that purchase a large number of memberships. In 2014, no member or client accounted for more than 0.5% of consolidated revenue.

Certain of our products have pricing models that are different from our membership products and services:

•	Talent measurement solutions are sold as annual subscriptions or repeatable transaction-based agreements. Pricing is based on the estimate level of assessment usage. For clients seeking more customized assessment services, deployment, or consultation, we provide engagement-specific pricing options.

•	Consulting and technology product offerings are available on a customized fee basis, reflecting the client needs, engagement duration, and required service support.

•	Our executive education offerings provide access, for an annual per-participant fee, to training and development services that may include skills diagnostic reports, learning portal access, classroom-based development sessions, Webinars, and virtual office hours with faculty.

•	PDRI contracts vary between fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort.

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

Many of our competitors are significantly larger than CEB, have greater resources, and have the ability to grow and make transformative moves in the marketplace for advisory services and human capital management solutions. We believe these competitors, in general, charge more for their products and services than we do or offer limited breadth across products, job roles or geographies. We also compete against entities such as trade associations, nonprofit organizations, research and database companies, as well as providers of free content over the Internet and through other delivery channels. We believe that these competitors offer less detailed and, less trusted research, data or advice, and fewer networking opportunities and educational services. Our direct competitors generally compete with us in a single decision support center, a single corporate function (e.g., information technology), and/or in a specific industry.

In February 2014, we extended the collaboration agreement with The Advisory Board Company to enhance services to members and explore new product development opportunities. To advance these efforts, which require the companies to share proprietary information related to best practices products and services, the agreement includes a limited non-competition provision.

Our Employees

We employ individuals from top undergraduate and graduate programs, as well as experienced talent from outside CEB, who often have functional, industry, academic, industrial or organizational psychology, or consulting expertise. Our success depends on our ability to attract, develop, engage, and retain outstanding talent in both our commercial and research functions. We believe that we offer compelling career paths, opportunities for professional development, and competitive compensation. We compete for employees with numerous information and professional services providers, many of which are significantly larger than we are and, we believe, have greater resources than we do. At December 31, 2014, we employed approximately 4,300 staff members.

We believe that relationships with our employees remain favorable. We continue to enhance our communications, professional development, performance management, recruiting, and on-boarding protocols in an effort to attract and retain talent with the capabilities required to perform effectively in light of increasing geographic, market, role, and product diversity.

Our Sales and Marketing Efforts

We sell our products, services, and assessments in more than 110 countries. We generally sell our membership products and services as a package, which enables executives and professionals to obtain the greatest value from the products and services, as well as from our global member network. Our talent measurement and management solutions are sold as subscription services for most clients, who require long-term assessment support, but they also can be configured to reflect the unique needs of clients. Our premium professional services generally are sold as separate engagements to more specifically address the timing and service delivery needs of our client base. Our commercial structure simplifies the member interface, improves sales team understanding of member needs, enhances our sales roles, and facilitates focus on our members across different market segments. This structural model, which aligns with member preferences and needs, is supported by continued investments in our technology platforms, has improved member loyalty, existing account growth, new account acquisitions, and sales team efficiency.

In 2014, we completed the re-branding of the CEB segment programs and service offerings to align branding across the corporate functions we serve and to maximize the equity of our master brand. We also completed the process of integrating the brand of the SHL Talent Measurement-related services in order to operate with a unified brand strategy.

Financial Information on Geographic Areas

For information regarding revenue related to our operations in the US and foreign countries, see Note 20 to our consolidated financial statements.

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

We derive the majority of our revenue from annual memberships for our programs, products, and services. Revenue growth depends on our ability to attract prospects to their first membership, sustain a high renewal rate of existing memberships, and sell additional products and services to existing members. This depends on our ability to understand and anticipate market and pricing trends and members’ needs, deliver high-quality and timely products and services to members, and deliver products and services that are more desirable than those of our competition. This also depends on our ability to effectively identify, reach, and engage prospects to promote our offerings. Failure to achieve new member additions, to deliver acceptable member renewal rate levels, or to cross-sell additional memberships and products to existing members at the level we forecast, could materially and adversely affect our operating results.

We may have difficulty anticipating member needs and demands, providing relevant support and advice, and developing new, profitable products and services.

Our best practice and decision support programs, products, and services provide insights, information, advice, and tools to business executives and professionals. Our continuing and future success depends on our ability to anticipate changing market trends and adapt our products and services to the evolving needs of our members, including in new and developing industries, business sectors, government entities, and geographies. The industries, business sectors, government entities, and geographies that we serve undergo frequent changes, which present significant challenges to our ability to provide members and prospective members with current and timely products and services. If the new programs, products, and services we have developed are not timely or relevant, we may experience increased member turnover, lower new business and renewal bookings, and decreased cross-sales of additional products and services to existing members, which could materially and adversely affect our operating results and future growth.

We may fail to continue to effectively develop, validate, support, and sell the products, services, and tools in our talent management business or extend our sales of those products, services and tools to new and existing markets and geographies.

Our talent management business develops, validates, supports, and sells products, services, and tools for employee assessment, development, and performance management; including for talent acquisition, talent development, and talent strategy and analytics. These products, services, and tools are based on the use of science and data to develop an integrated talent management strategy for clients that drives business outcomes. Revenue growth of our talent management products, including those within the SHL Talent Measurement segment as well as those that we have acquired or are developing, depends on our expertise, our ability to continue to acquire and develop predictive assessment intellectual property, our cloud-based SaaS platform, our proprietary database, our ability to measure results, our ability to integrate these tools and services into a unified set of product offerings, and a continuing and growing interest in managing talent through analytics specifically and in human capital management generally. Failure to maintain our expertise, develop additional and validated predictive assessment and measurement tools, extend the adoption of SaaS and SaaS-related efforts as a mechanism for delivering our products, services, and tools, expand our proprietary database, demonstrate success, or a slowing or uneven interest in managing talent through analytics either in our existing or developing markets, could materially and adversely affect our operating results.

We may not compete successfully and, as a result, may experience reduced or limited demand for our programs, products, and services.

The broad advisory services industry, as well as the human capital management sector, in which we operate is a highly competitive industry with low barriers to entry; numerous substitute products and services; shifting strategies and market positions including consolidation; many differentiators; and large global providers as well as strong local and regional competitors. We generally compete against traditional consulting firms, benchmarking firms, research and data analytics firms, training and development firms, trade associations, nonprofit organizations, and research and database companies, as well as providers of free content over the Internet and through other delivery channels. Many of our competitors are significantly larger than we are, have greater resources, and have the ability to grow and make transformative moves in the marketplace for advisory services and human capital management solutions. We also compete against new entrants from the SaaS or data analytics industries, as well as against developing technologies such as social media, business intelligence software, and workflow software. To compete successfully and achieve our growth targets, we must successfully serve new and existing members with current products and services while developing and investing in new and competitive products and services for US and international members. Our failure to compete effectively with our competitors, both in terms of the quality and scope of our products and services, and in terms of price, could materially and adversely affect our operating results and future growth.

We may not compete successfully and, as a result, may experience reduced or limited demand for our talent management products, including our talent acquisition, talent development, and talent strategy and analytics tools and services.

The human capital management business, including the talent acquisition, talent development, and talent strategy and analytics business is a highly competitive and developing industry with numerous specialists. Our SHL Talent Measurement segment generally competes against role- or geographic-focused assessment companies, SaaS providers, professional/consulting services, and data analytics firms. To compete successfully and achieve our growth targets for the talent management business, including our SHL Talent Measurement segment, we must continue to support and develop science-based assessment and analytics solutions; maintain and grow our proprietary database; deliver demonstrable return on investment to clients; support our products and services globally; support our cloud-based technology; and continue to provide consulting and training to support our assessment products. Our failure to compete effectively with our competitors could adversely affect our operating results and future growth.

We may be unable to protect our intellectual property.

Our success is dependent on our intellectual property, which is the foundation for our programs, products, services, and tools. We rely on a combination of internal controls, contractual arrangements, and legal protections to protect our proprietary rights in our products and services. We cannot assure that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized use and take timely and effective steps to enforce our rights, particularly as we expand our business to new geographies, where the legal and regulatory framework related to the protection of intellectual property may be less robust than in the United States and Europe. If substantial and material unauthorized use of our proprietary products and services were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights, and we might not prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our programs, products, services, or tools could be adversely affected. In addition, we may be subject to infringement claims as we become more well-known to non-practicing entities, sometimes referred to as patent trolls, or to competitors, that assert patents against other entities.

We may be exposed to litigation.

As a publisher and distributor of original research, analysis, and surveys; a user of third-party content; an on-line content provider through our products and services; a developer and provider of talent acquisition, talent development, and talent strategy and analytics tools; and a global company with offices, operations, employees, and business partners around the world, we face potential liability for trademark and copyright infringement, discriminatory impact, and other claims based on our products and services; as well as potential liability related to our operations, employee relations, and business practices. Any such litigation, regardless of the merits and whether or not resulting in a judgment against us, could subject us to reputational harm and have a materially adverse effect on our operating results. In addition, certain of our talent measurement and assessment products may carry risks of litigation for claims of non-compliance with employment laws related to hiring and promotion. To the extent clients choose not to purchase these products, or to the extent these claims are successful, these obligations could adversely affect our operating results.

We may experience confusion about our brand.

Market perceptions of our brand affect our reputation in the marketplace and our ability to attract and retain members and clients. In 2012, we rebranded CEB, which involved changing our master brand as well as several of our sub-brands for specific lines of business and offerings across both the parent company and some subsidiaries. In 2013 and 2014, we integrated the brand of the SHL Talent Measurement-related products and services, as well as the products associated with other acquisitions, in order to operate with a unified brand strategy. We are continuing our brand management efforts in 2015. If our members and clients, or prospective members or clients, are confused by our brand strategy, or if we do not effectively transfer brand equity from our legacy or acquired brands, or if our efforts to extend our brand equity from these various brands into existing or target markets are unsuccessful, our operating results and future growth could be adversely affected.

Continuing uncertainty in the global economy, including in Europe and emerging markets, as well as the current political situation in the United States, including the continuing US Federal government spending restrictions, could adversely impact our business, operating results, financial condition, and liquidity.

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

Products, services, and tools to address talent management considerations account for a significant portion of our revenue, and a shift in demand away from talent management considerations could adversely affect our business, operating results, financial condition, and liquidity.

A significant portion of our revenue results from our products, services, and tools that address a range of talent management considerations. The part of our business that focuses on talent management is affected by the level of business activity of our members as well as the level of economic activity in the industries and markets these members serve. Economic downturns in certain segments or geographic regions may cause reductions in discretionary spending by our members, which may result in reductions in the growth of new business for our products, services, and tools as well as reductions in existing business.

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

Certain of our products are tailored for the public sector and provide services to US government agencies and therefore expose us to risks and added costs associated with government contracting, as well as risks of doing business with the federal government more generally. Our failure to comply with applicable laws and regulations could result in contract terminations, suspension or debarment from contracting with the US government, civil fines and damages, and criminal prosecution and penalties, any of which could cause our actual operating results to differ materially from those anticipated. In addition, the ongoing impact of sequestration and the possibility of further sequestration under the Budget Control Act of 2011 or other government dysfunction could continue to result in contract terminations and slowing sales, which could adversely affect our operating results.

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

Risks related to our operations

Our acquisitions, involve risks that differ from or are in addition to those faced by our CEB operations, and our acquisitions may not achieve their anticipated results.

Through our acquisitions, we expect that we will be able to realize various benefits, including, among other things, new product development and product enhancements, cross-selling and revenue enhancement opportunities, geographic expansion, cost savings, and operating efficiencies.

Our acquisitions bring us capabilities and intellectual properties that address gaps in member and client needs and workflows. These acquisitions involve financial, operational, human resources, business, legal, and regulatory risks that differ from or are in addition to those faced by our ongoing operations, including difficulties in accurately valuing the businesses; difficulties and costs of integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of the businesses; difficulties achieving the target synergies, efficiencies, and cost savings; more cyclicality than exists in our best practices and decision support products and services; failure to retain key personnel and members; entry into and ongoing management of new geographical or product markets; exposure under acquisition-related agreements; the diversion of financial and management resources; management distraction; and the integration of a different set of products and services into our existing operations. As a result, we may not be able to achieve the expected benefits of our acquisitions, which could adversely affect our operating results and future growth.

We are continuing to integrate the operations of SHL and other acquisitions into our business and we may be unable to do so in the manner expected.

Our ability to achieve the anticipated benefits of our acquisition of SHL and other acquisitions in the talent management space continue to be subject to a number of uncertainties. The integration process, which is continuing in 2015, could result in the loss of valuable employees; brand confusion; reduced employee morale and engagement; the disruption of our businesses, processes, and systems; and inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements; any of which could adversely affect our ability to achieve the anticipated benefits of the acquisition as and when expected or at all. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenue and efficiencies from the SHL and other smaller acquisitions and could adversely affect our operating results and future growth.

Our international operations involve special risks.

We expect to continue our international growth, and our international revenue is expected to account for an increasing portion of our revenue in the future.

Our international operations involve risks that differ from or are in addition to those faced by our US operations, including:

•	difficulties in developing products, services, and technology tailored to the needs of members and clients around the world, including in emerging markets;

•	difficulties in serving members and clients around the world, including in emerging markets;

•	different employment laws and rules and related social and cultural factors that could result in cyclical fluctuations in use and revenue;

•	dependence on distributors and other third parties;

•	cultural and language differences;

•	limited recognition of our brand;

•	different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions, marketing and sales, and other barriers to conducting business;

•	greater difficulties in managing our operations outside of the United States;

•	different or less stable political, operating, and economic environments and market fluctuations;

•	civil disturbances or other catastrophic events that reduce business activity;

•	higher operating costs;

•	lower operating margins;

•	differing accounting principles and standards;

•	currency fluctuations between the US dollar and foreign currencies that could adversely affect financial and operating results; and

•	restrictions on or adverse tax consequences from entity management efforts.

Because significant international expansion occurred as a result of a single acquisition that was completed in a relatively short period of time in 2012, we are still in the process of integrating our operating activities, personnel, compliance, entity management, and information technology infrastructure. If we are not able to efficiently adapt to or effectively manage our business in markets outside of the United States, our business prospects and operating results could be adversely affected.

We may fail to adequately operate, maintain, develop, and protect our information technology infrastructure.

We use our information technology infrastructure to serve our global membership and clients and support our employees and operations. Our failure to make the capital infrastructure expenditures and improvements necessary to remain technologically advanced, to meet our internal operational and business needs, including the integration of newly acquired businesses, and to address information security, privacy, data management, business continuity, and other issues related to our infrastructure as well as with the infrastructure of our vendors, could adversely affect our development of new products and services; marketing, sale, and delivery of existing products and services; operating results; future performance; and reputation. Our failure to optimize or protect our information technology infrastructure could result in interruptions to our business and operations, which could materially affect our operating results, future growth, and reputation.

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

Changes to privacy and data protection rules and regulations may make compliance more complex and challenging. Such changes could increase the cost of compliance, which could lower the margins or profitability of our business. Our failure to comply with or implement processes in this area could result in legal liability, damage to our reputation in the global marketplace, or added considerations around commercial activity. Additionally, regulations frequently allow for the imposition of substantial fines and penalties, thereby creating a greater risk of significant financial impact should we fail to comply.

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

CEB delivers its programs, products, and services to members and clients primarily through online means. We have implemented plans and procedures to address service interruptions in each of our product infrastructures. However, we could experience natural disasters, power loss, cyber-attacks, operator error, or similar events, which could cause an interruption in service or damage to our facilities and/or data. Our disaster recovery and business continuity plans and procedures are designed to address many of the potential service interruptions, but these safeguards may prove to be insufficient or not as effective as anticipated, and may not be adequate to prevent interruptions from certain causes or unforeseen types of events. Such service interruptions could prevent us from providing services to our members and clients or cause us to violate service level agreements with our members, which could adversely affect our ability to retain existing members and clients and attract new members and clients. In addition, such service interruptions or any perceptions of unreliability could adversely affect our ability to retain existing members and clients and harm our ability to attract new members and clients.

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

If there are any material weaknesses in disclosure controls and procedures or internal control over financial reporting of SHL Talent Measurement, this could adversely impact our ability to provide timely and accurate financial information and other material public disclosures.

Our acquisition of SHL significantly expanded our business operations. While we had completed numerous other acquisitions, the SHL acquisition was significantly larger than any other acquisitions. Accordingly, SHL has a more significant impact on our business, operating results, and financial condition.

The integration of acquisitions includes ensuring that our disclosure controls and procedures and our internal control over financial reporting effectively apply to and address the operations of newly acquired businesses. While we have made every effort to thoroughly understand SHL’s processes, our integration and evaluation of those processes is ongoing, and there can be no assurance that we will not encounter operational and financial reporting difficulties impacting our controls and procedures as we continue to integrate the SHL business. As a result, and particularly in light of the broad geographic scope of the SHL business and the fact that SHL was not a public reporting company in the United States subject to the rules and regulations of the Securities and Exchange Commission or the listing requirements of the New York Stock Exchange, we may be required to modify our disclosure controls and procedures or our internal control over financial reporting to accommodate the acquired operations, and we may also be required to remediate any material weaknesses or deficiencies that we may discover at SHL. Our review and evaluation of disclosure controls and procedures and internal control over financial reporting of SHL will take time and require additional expense. In addition, if they are not effective on a timely basis, this could adversely affect our business, as well as our ability to provide timely and accurate financial information or other material public information. This also could adversely affect investors’ and the market’s perception of our company.

We may be subject to future impairment losses due to potential declines in the fair value of our assets.

At December 31, 2014, the net carrying value of goodwill and intangible assets was $441.2 million and $260.4 million, respectively, and represented 33% and 19%, respectively, of our total assets of $1.4 billion. We apply a fair value test to evaluate goodwill for impairment annually, in the fourth quarter of each year, and between these periods if events occur or circumstances change which suggest that the goodwill or intangible assets should be evaluated. The testing of goodwill for potential impairment inherently involves management judgments as to the assumptions used to project amounts included in the valuation process and as to anticipated future market conditions and their potential effect on future performance. Changes in assumptions or estimates can materially affect the determination of fair value, and assumptions and estimates are subject to risks and uncertainties, including many over which we have little or no control. The potential for goodwill impairment is increased during a period of economic uncertainty or following a significant acquisition. Changes in our business strategy or changes in market or other conditions could result in declining performance that would require us to examine our goodwill for potential impairment and could lead to a requirement that we record additional impairment charges, which would adversely affect our financial results.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income and other taxes in the United States, the United Kingdom and numerous other foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. We also are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional tax against us. Our global operations subject us to additional tax regimes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or in any of the numerous international jurisdictions where we do business, could have a material effect on our operating results in the period or periods for which that determination is made.

We are subject to foreign currency risk.

We serve executives and professionals in more than 100 countries around the world. In 2014, approximately 40% of our total revenue was generated outside of the United States. Such amounts are collected in both local currencies and the US dollar. Prices for CEB segment programs, products, and services primarily are denominated in US dollars; however, we began offering foreign currency billing in 2012 to certain members outside of the United States. Prices for SHL Talent Measurement tools and services are primarily denominated in the local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the US dollar, which could affect our results of operations.

We use forward contracts, primarily cash flow hedging instruments, to mitigate a portion of these risks. The maximum length of time of these hedging contracts is 12 months. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, they only partially offset any adverse financial impact resulting from unfavorable changes in foreign currency exchange rates, especially if these changes are extreme and occur over a short period of time. Hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions, and the risk that unanticipated and significant changes in foreign exchange rates may cause a significant loss of basis in the contract and change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks. In addition, any cash flow hedges not perfectly correlated (and appropriately designated and documented as such) with foreign exchange transactions would impact our reported income as gains and losses on the ineffective portion of such hedges would be recorded in our consolidated statements of operations.

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our Senior Secured Credit Facilities.

Our total consolidated debt at December 31, 2014 was $505.6 million, consisting of the Term Loan A-1 Facility. In addition, we had $192.2 million of undrawn availability under the Revolving Credit Facility (after reduction of availability to cover $7.8 million of outstanding letters of credit) at December 31, 2014.

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

We are subject to interest rate risk.

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility for a notional amount of $268 million at December 31, 2014. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness and any swaps we enter into may not fully mitigate our interest rate risk. Additionally, hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense.

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

Hedging instruments often are not guaranteed by an exchange or its clearing house and involve risks and costs.

Hedging instruments involve risk since they are often not guaranteed by an exchange or a clearing house. The enforceability of agreements underlying derivative transactions may depend on compliance with applicable regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized gains and force us to cover our resale commitments, if any, at the then current market price. Although we generally seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into and offsetting contract to cover our risk. We cannot assure that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until expiration, which could result in losses.

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

Our continued and future success depends on our ability to retain key personnel, including senior leaders, skilled sales and research personnel, and the more than 200 industrial and organizational psychologists who are a critical component of our SHL Talent Measurement business; and to hire, train, and retain highly skilled management and employees, including from our acquisitions. We experience competition for our personnel from competitors and other businesses wherever we do business. We have employer protection agreements with senior staff that restrict them from competing with and soliciting employees from us following their employment. If we fail to retain key personnel, or to attract, train, and retain a sufficient number of highly skilled management and employees in the future, our operating results and future growth could be adversely affected, and the morale and productivity of our workforce in the near term could be disrupted.

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

We rely on our executive officers, our corporate leadership team, and the leaders of our geographic regions and departments to manage our operations. Given the range of our products and services, the scale of our operations, and our geographic scope, these executives and senior managers must have a thorough understanding of our product and service offerings and operations, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leave and we cannot replace them with suitable candidates quickly, or if members of our management team are not able to demonstrate the skills necessary in a global business, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale, and operating results.

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

Our corporate headquarters located in Arlington, Virginia consists of 625,000 square feet under a lease expiring in 2028. These facilities accommodate research, marketing and sales, information technology, administrative, and graphic and editorial services personnel. Our Arlington office serves as the principal location for our CEB segment operations. Our SHL Talent Measurement segment’s principal office is located in Thames Ditton, England. We also lease offices in 16 other locations throughout the United States, 14 locations throughout Europe (in addition to England), and 18 other countries outside of the United States and Europe to support our global operations.

In July 2014, we entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. Refer to Note 18 of our consolidated financial statements for further discussion. The terms of our leases, including the new Arlington, Virginia lease, generally contain provisions for rental and operating expense escalations. Our office leases have terms that expire between 2015 and 2032, exclusive of renewal options.

We believe that our existing and planned facilities are adequate for our current needs and additional facilities are available for lease to meet any future needs. We currently sublease approximately 391,000 square feet of our corporate headquarters to unaffiliated third parties that will expire between 2018 and 2028. We also sublease approximately 51,000 square feet at four of our other facilities.

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

Market Information, Holders and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “CEB.” At February 1, 2015, there were 38 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock and cash dividends declared and paid per common share.

	High	Low	Dividends Declared and Paid
2014

First quarter	$81.00	$65.14	$0.2625
Second quarter	76.14	61.75	0.2625
Third quarter	70.40	59.85	0.2625
Fourth quarter	$75.85	$57.58	$0.2625

2013

First quarter	$59.18	$47.77	$0.225
Second quarter	63.84	54.00	0.225
Third quarter	73.74	63.12	0.225
Fourth quarter	$78.59	$69.15	$0.225

We expect to continue paying regular quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In February 2015, the Board of Directors declared a first quarter 2015 cash dividend of $0.375 per common share.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in 2014.

Issuer Purchases of Equity Securities

A summary of our share repurchase activity for the fourth quarter of 2014 is set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plan (2)
October 1, 2014 to October 31, 2014	37,808	$61.07	35,866	$28,384,300
November 1, 2014 to November 30, 2014	69,838	73.94	64,716	23,598,900
December 1, 2014 to December 31, 2014	88,421	$72.10	88,421	$—

Total	196,067		189,003

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy federal and state tax withholding obligations.
(2)	Remaining authorization of approximately $17 million under the $50 million stock repurchase program approved by the Board of Directors in February 2013 expired on December 31, 2014.

In February 2015, our Board of Directors approved a new $100 million stock repurchase program, which is authorized through December 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations.

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

Consolidated Statements of Operations Data

	Year Ended December 31,
	2014	2013	2012(1)	2011	2010
	(In thousands, except per-share amounts)
Revenue
CEB segment	$701,573	$634,302	$564,062	$484,663	$432,431
SHL Talent Measurement segment	207,401	185,751	58,592	—	—

Total revenue	908,974	820,053	622,654	484,663	432,431

Operating profit (loss)
CEB segment (2)	98,108	103,322	97,013	96,485	82,974
SHL Talent Measurement segment	(4,463)	(12,609)	(12,345)	—	—

Total operating profit	93,645	90,713	84,668	96,485	82,974

Other (expense) income, net
Interest income and other	10,030	(998)	1,834	372	3,140
Interest expense	(18,410)	(22,586)	(11,882)	(550)	—
Gain on cost method investment	6,585	—	—	—	—
Debt extinguishment costs	—	(6,691)	—	—	—

Total other (expense) income, net	(1,795)	(30,275)	(10,048)	(178)	3,140

Income from continuing operations before provision for income taxes	91,850	60,438	74,620	96,307	86,114
Provision for income taxes	40,678	28,467	37,569	38,860	34,015

Income from continuing operations	51,172	31,971	37,051	57,447	52,099
Loss from discontinued operations, net of tax (3)	—	—	—	(4,792)	(11,736)

Net income	$51,172	$31,971	$37,051	$52,655	$40,363

Basic earnings (loss) per share	$1.52	$0.95	$1.11	$1.55	$1.18
Continuing operations	1.52	0.95	1.11	1.69	1.52
Discontinued operations	—	—	—	(0.14)	(0.34)

Diluted earnings (loss) per share	$1.50	$0.94	$1.10	$1.53	$1.17
Continuing operations	1.50	0.94	1.10	1.67	1.51
Discontinued operations	—	—	—	(0.14)	(0.34)

Weighted average shares outstanding
Basic	33,666	33,543	33,462	34,071	34,256
Diluted	34,039	33,943	33,821	34,419	34,553

Cash dividends declared and paid per common share	$1.05	$0.90	$0.70	$0.60	$0.44

Consolidated Balance Sheet Data

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cash and cash equivalents and marketable securities	$114,934	$119,554	$72,699	$143,945	$123,462
Total assets	1,357,384	1,383,675	1,322,249	533,692	510,149
Deferred revenue	452,679	416,367	365,747	284,935	251,200
Debt – long term	490,287	505,554	528,280	—	—
Total stockholders’ equity	$86,137	$139,742	$115,502	$79,564	$82,816

Non-GAAP Financial Measures (4)

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Adjusted revenue	$914,980	$829,967	$639,788	$484,663	$432,431
Adjusted EBITDA	$237,729	$206,091	$174,189	$120,757	$110,058
Adjusted EBITDA margin	26.0%	24.8%	27.2%	24.9%	25.5%
Adjusted net income	$122,640	$105,383	$86,153	$64,317	$58,772
Non-GAAP diluted earnings per share	$3.60	$3.10	$2.55	$1.87	$1.70

Other Operating Statistics (Unaudited)

	December 31,
	2014	2013	2012	2011	2010
CEB segment Contract Value (in thousands) (5)	$683,451	$610,830	$561,823	$499,424	$447,051
CEB segment member institutions	7,056	6,418	5,957	5,630	5,162
CEB segment Contract Value per member institution (6)	$96,702	$95,078	$94,200	$88,594	$86,442
CEB segment Wallet retention rate (7)	99%	97%	102%	100%	101%
SHL Talent Measurement segment Wallet retention rate (8)	103%	101%	97%	—	—

(1)	The Company acquired 100% of the equity interests of SHL Group Holdings 1 on August 2, 2012.
(2)	Includes a $39.7 million and $22.6 million impairment loss for PDRI in 2014 and 2013, respectively.
(3)	Loss from discontinued operations includes the operating results for Toolbox.com which was sold in December 2011.
(4)	See “Non-GAAP Financial Measures” below.
(5)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.

(6)	We define “CEB segment member institutions,” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”
(7)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year CEB segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.
(8)	We define “SHL Talent Measurement segment Wallet retention rate,” at the end of the quarter on a constant currency basis, as the last current 12 months of total SHL Talent Measurement segment Adjusted revenue from prior year customers as a percentage of the prior 12 months of total SHL Talent Measurement segment Adjusted revenue.

Non-GAAP Financial Measures

This Annual Report includes a discussion of Adjusted revenue, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, Non-GAAP diluted earnings per share, and constant currency financial information, all of which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The term “Adjusted revenue” refers to revenue before impact of the reduction of SHL and Metrics That Matter revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the acquisition dates to fair value (the “deferred revenue fair value adjustment”).

The term “Adjusted EBITDA” refers to net income before loss from discontinued operations, net of provision for income taxes; provision for income taxes; interest expense (income), net; gain on cost method investment; debt extinguishment costs; depreciation and amortization; the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; restructuring costs; share-based compensation; costs associated with exit activities; and gain on acquisition.

The term “Adjusted EBITDA margin” refers to Adjusted EBITDA as a percentage of Adjusted revenue.

The term “Adjusted net income” refers to net income before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; gain on cost method investment; restructuring costs; debt extinguishment costs; share-based compensation; amortization of acquisition related intangibles; costs associated with exit activities; and gain on acquisition.

“Non-GAAP diluted earnings per Share” refers to diluted earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; gain on cost method investment; restructuring costs; debt extinguishment costs; share-based compensation; amortization of acquisition related intangibles; costs associated with exit activities; and gain on acquisition.

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

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

•	Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incur transaction and certain other operating expenses in connection with our acquisitions which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

•	Share-based compensation: Although share-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense. Accordingly, we exclude share-based compensation from our non-GAAP financial measures because we believe it provides valuable supplemental information that helps investors have a more complete understanding of our operating results. In addition, we believe the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other peer companies, many of which also exclude such expense in determining their non-GAAP measures, given varying valuation methodologies, subjective assumptions, and the variety and amount of award types that may be utilized.

•	Impairment loss, gain on cost method investment, restructuring costs, and debt extinguishment costs: We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

CEB is a global company that reports financial information in US dollars. Foreign currency exchange rate fluctuations affect the amounts reported from translating its foreign revenues and expenses into US dollars. These rate fluctuations can have a significant effect on our reported operating results. As a supplement to our reported operating results, we present constant currency financial information, which is a non-GAAP financial measure. We use constant currency financial information to provide a framework to assess how our business performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses. To calculate Adjusted revenue on a constant currency basis, Adjusted revenue in the current year for amounts recorded in currencies other than the US dollars is translated into US dollars at the average exchange rates in effect during the prior year (rather than the actual exchange rates in effect during the current year). To calculate Adjusted EBITDA on a constant currency basis, Adjusted EBITDA in the current year for amounts recorded in currencies other than the US dollars is translated into US dollars at the average exchange rates in effect during the prior year (rather than the actual exchange rates in effect during the current year). In addition, Adjusted EBITDA on a constant currency basis excludes the net-non-operating foreign currency gains (losses) included in Other (expense) income, net.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenue	$908,974	$820,053	$622,654	$484,663	$432,431
Impact of the deferred revenue fair value adjustment	6,006	9,914	17,134	—	—

Adjusted revenue	$914,980	$829,967	$639,788	$484,663	$432,431

Adjusted EBITDA

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income	$51,172	$31,971	$37,051	$52,655	$40,363
Loss from discontinued operations, net of provision for income taxes	—	—	—	4,792	11,736

Income from continuing operations	51,172	31,971	37,051	57,447	52,099
Provision for income taxes	40,678	28,467	37,569	38,860	34,015
Interest expense (income), net	18,046	22,337	10,834	(596)	(1,526)
Gain on cost method investment	(6,585)	—	—	—	—
Debt extinguishment costs	—	6,691	—	—	—
Depreciation and amortization	68,286	60,087	37,858	16,928	18,039
Impact of the deferred revenue fair value adjustment	6,006	9,914	17,134	—	—
Acquisition related costs	2,964	11,477	24,529	—	—
Impairment loss	39,700	22,600	—	—	—
Restructuring costs	1,830	—	—	—	—
Share-based compensation	15,632	12,547	9,214	8,118	7,431

Adjusted EBITDA	$237,729	$206,091	$174,189	$120,757	$110,058

Adjusted EBITDA Margin	26.0%	24.8%	27.2%	24.9%	25.5%

Adjusted Net Income

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income	$51,172	$31,971	$37,051	$52,655	$40,363
Loss from discontinued operations, net of provision for income taxes	—	—	—	4,792	11,736

Income from continuing operations	51,172	31,971	37,051	57,447	52,099

Impact of the deferred revenue fair value adjustment (1)	3,964	7,193	12,474	—	—
Acquisition related costs (1)	1,856	7,500	18,427	—	—
Impairment loss (2)	31,386	22,600	—	—	—
Gain on cost method investment (1)	(3,944)	—	—	—	—
Restructuring costs (1)	1,167	—	—	—	—
Debt extinguishment costs (1)	—	4,001	—	—	—
Share-based compensation (1)	9,719	7,765	5,587	4,839	4,496
Amortization of acquisition related intangibles (1)	27,320	24,353	12,614	2,031	2,177

Adjusted net income	$122,640	$105,383	$86,153	$64,317	$58,772

Non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2014	2013	2012	2011	2010
Diluted earnings per share	$1.50	$0.94	$1.10	$1.53	$1.17
Loss from discontinued operations, net of provision for income taxes	—	—	—	0.14	0.34

Diluted earnings per share from continuing operations	1.50	0.94	1.10	1.67	1.51
Impact of the deferred revenue fair value adjustment (1)	0.12	0.21	0.37	—	—
Acquisition related costs (1)	0.05	0.22	0.54	—	—
Impairment loss (2)	0.92	0.66	—	—	—
Gain on cost method investment (1)	(0.12)	—	—	—	—
Restructuring costs (1)	0.04	—	—	—	—
Debt extinguishment costs (1)	—	0.12	—	—	—
Share-based compensation (1)	0.29	0.23	0.16	0.14	0.13
Amortization of acquisition related intangibles (1)	0.80	0.72	0.38	0.06	0.06

Non-GAAP diluted earnings per share (1)	$3.60	$3.10	$2.55	$1.87	$1.70

(1)	Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 34% in 2014 and 27% in 2013 and 2012 for the deferred revenue fair value adjustment; 37% in 2014, 34% in 2013, and 25% in 2012 for acquisition related costs; 40% in 2014 for the gain on cost method investment; 36% in 2014 for restructuring costs; 40% in 2013 for debt extinguishment costs; 38% in 2014 and 2013, 39% in 2012, and 40% in 2011 and 2010 for share-based compensation; and 30% in 2014 and 2013, 31% in 2012, 40% in 2011, and 41% in 2010 for amortization of acquisition related intangibles.
(2)	The $39.7 million impairment loss associated with PDRI’s goodwill and intangible assets recognized in the second quarter of 2014 and the $22.6 million goodwill impairment loss associated with PDRI’s goodwill recognized in the third quarter of 2013 were not deductible for income tax purposes.

Constant Currency

Year Ended December 31, 2014
Adjusted revenue	$914,980
Currency exchange rate fluctuations	3,275

Constant currency Adjusted revenue	$918,255

Year Ended December 31, 2014
Adjusted EBITDA	$237,729
Currency exchange rate fluctuations	5,512
Net non-operating foreign currency gains	(8,642)

Constant currency Adjusted EBITDA	$234,599

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

We are a leading member-based advisory company that equips senior executives and their teams with insight and actionable solutions to drive corporate performance. Our mission is to unlock the potential of organizations and leaders by advancing the science and practice of management. We do this by combining our advanced research and analytics with best practices of thousands of member companies with our proprietary research methodologies, benchmarking assets, and human capital analytics.

We operate through two reporting segments. The CEB segment includes the legacy CEB products and services provided to senior executives and their teams; PDRI, a subsidiary acquired as part of the 2012 acquisition of SHL; and our 2014 acquisitions, KnowledgeAdvisors, Inc. (referred to as “Metrics That Matter”) and the Talent Neuron platform. PDRI provides customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises. The SHL Talent Measurement segment provides cloud-based solutions for talent assessment, development, strategy and analytics; decision support; as well as professional services to support those solutions.

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

Our membership subscriptions include continuous access to comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. To fully support our members, our products and services are offered across a wide range of industries and focus on several key corporate functions including: Human Resources; Finance; Innovation and Strategy; Legal, Risk and Compliance; Marketing and Communications; Sales and Service; and Information Technology. In addition to these corporate functions, the CEB segment serves operational business leaders in the financial services industry and government agencies through insights, tools, and peer collaboration designed to drive effective executive decision making.

The CEB segment also offers professional services to Human Resources and Sales executives. Human Resource based professional services address the entire employee life cycle, helping executives improve business performance by realizing the value and potential of their people. Sales based professional services assist our member companies with changing the way they engage customers to ensure greater success through sales management training, sales staff development and organizational alignment. The term of professional services engagements varies based on the depth of the service purchased and the size of the member organization.

SHL Talent Measurement Segment

The SHL Talent Measurement segment represents the acquired SHL business, excluding PDRI, and is a global provider of cloud-based solutions for talent assessment, talent development, and talent strategy and analytics, decision support, as well as professional services to support these solutions, enabling client access to data, analytics, and insights for assessing and managing employees and applicants. SHL Talent Measurement primarily delivers assessments, consulting and training services. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments, delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments.

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

Our CEB segment generates the majority of its revenue from four primary service offerings: executive memberships, professional services, executive education, and services provided to the US government and its agencies by PDRI. Revenue is recognized as follows:

•	Executive membership revenue is primarily recognized on a ratable basis over the membership period, which is typically twelve months. In general, the majority of the deliverables within our memberships are consistently available throughout the membership period. Membership fees are billable, and revenue recognition begins, when a member agrees to the terms of the membership. The fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the membership period. These services are separated from the remainder of the membership and arrangement consideration is allocated based principally on BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

•	Professional services revenue in the Human Resources sector is generally recognized ratably from the date services begin, which is primarily after the design of the service outputs, through the completion of the services. Professional services in the Sales sector is generally comprised of multiple element arrangements whereby arrangement consideration is allocated based principally on BESP and revenue for each unit of accounting is generally recognized as services are completed.

•	Executive education revenue is recognized as services are completed. The service offering generally includes one or more classroom-based training or presentation events. If more than one delivery date is evident, arrangement consideration is allocated on a pro-rata basis and revenue is recognized on the delivery date of each event.

•	PDRI’s primary customer is the US government and its agencies. Additionally, PDRI is expanding into the commercial market and is a subcontractor to other companies supporting the US government. Agreements with customers are: fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort. Revenue from FFP projects is recognized based on costs

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

Our SHL Talent Measurement segment generates the majority of its revenue from the sale of access to its cloud based assessment platforms. Access to the platforms is either sold as a subscription basis or for a set number of assessments. SHL also provides consulting services including fully outsourced assessment services. The SHL segment allocates arrangement consideration to the appropriate units of accounting based on BESP when sales to customers qualify as multiple element arrangements. Revenue is recognized as follows:

•	Revenue from subscription contracts is recognized ratably over the life of the contract. Revenue from agreements with a specified number of assessments is recognized upon usage, irrespective of whether the units are billed in advance or arrears.

•	Consulting arrangements generally include a measured amount of consulting effort to be performed. Revenue is recognized on a proportional performance basis based upon the level of effort completed through the end of each accounting period.

•	Training revenue is recognized upon delivery.

•	Outsourced assessment revenue from assessment projects is recognized as services are completed.

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

Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood we would realize the benefits of net operating loss carryforwards and/or income tax credit carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities.

As part of our process of determining current tax liability, we exercise judgment in evaluating positions we have taken in our tax returns based on their technical merits. We periodically assess our tax exposures and establish, or adjust, estimated unrecognized benefits for probable assessments by taxing authorities, including the IRS, and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid. It is possible that either domestic or foreign taxing authorities could challenge those judgments or positions and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded.

To the extent recovery of deferred tax assets is not more likely than not, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we should determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income tax expense in the period any such determination was made. Likewise, in the event we are able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease our income tax expense in the period any such determination was made.

We do not record a US deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign subsidiaries to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that we intend to maintain in non-US subsidiaries takes into account items such as forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital investment programs, merger and acquisition plans, and planned loans to other non-US subsidiaries. We also evaluate our expected cash requirements in the United States. At December 31, 2014, undistributed earnings of our foreign subsidiaries that met the indefinite reversal criteria amounted to $59.7 million.

Goodwill

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.

We test goodwill for impairment annually on October 1st at the reporting unit level. If the reporting unit has significantly exceeded financial expectations and is expected to continue to do so, the annual impairment test is performed qualitatively. For all other reporting units, we complete the first step of the goodwill impairment process (“Step 1”) for each reporting unit which involves determining whether the estimated fair value of the reporting unit exceeds the respective book value. In performing Step 1 of the goodwill impairment test, we compare the carrying amount of the reporting unit to its estimated fair value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. The estimated fair value of each reporting unit is calculated using one or both of the following generally accepted valuation techniques: the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The appropriate methodology is determined by management based on available information at the time of the test. In general, when both approaches are used, the estimated fair values are weighted. In general, the market approach is not weighted more than 50%.

On a quarterly basis, we consider whether events or circumstances are present that may lead to the determination that an indicator of impairment exists. These circumstances include but are not limited to deterioration in key performance indicators or industry and market conditions.

Factors we consider important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant change in the manner of the our use of the acquired asset or the strategy for our overall business;

•	significant change in prevailing interest rates;

•	significant negative industry or economic trend;

•	market capitalization relative to net book value; and/or

•	significant negative change in market multiples of the comparable company set.

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

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates. Our businesses operate in a number of markets and geographical regions and the products and services, because of their specialized nature, may not bear close correlation to those of the market comparable company set. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, EBITDA, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and related discount rate, and expected long-term growth rates (residual growth rate). The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) revenue growth rate, (2) cash flow assumptions and (3) the discount rate. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting units. Revenue and EBITDA multiples for market comparable companies for the current and future fiscal periods are used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management.

The cash flows utilized in the income approach are based on our most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the reporting unit, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting units. The discount rate is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to our reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to our reporting units, each weighted by the relative market value percentages of our equity and debt, and (4) an appropriate company specific risk premium.

In the second quarter of 2014, through reviews of sales and operating results and consideration of additional insights into the impact of the current government contracting environment, we identified indicators of impairment for the PDRI reporting unit. Accordingly, we completed an interim Step 1 impairment analysis which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, we completed Step 2 of the interim impairment analysis which resulted in an $18.9 million goodwill impairment loss. This loss did not impact our liquidity position or cash flows for 2014. At December 31, 2014 the PDRI reporting unit had $12.4 million of goodwill.

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

As part of the interim impairment test for the PDRI reporting unit in the second quarter of 2014, we completed a recoverability test related to the intangible assets of PDRI. On an undiscounted basis, the cash flows projected for PDRI’s current customer list did not exceed the carrying value of the asset. We then performed a fair value calculation of the customer list asset based on estimates of future revenues and cash flows from those customers. The estimated fair value of the asset did not exceed the carrying value. As a result, we recorded an impairment loss of $20.8 million in the second quarter of 2014. This non-cash loss did not impact our liquidity position or cash flows for 2014. At December 31, 2014, we had not identified any other instances where the carrying values of our long-lived assets were not recoverable.

Deferred Incentive Compensation

Direct incentive compensation paid to our employees related to the negotiation of new and renewal customer arrangements is deferred and amortized over the term of the related arrangements as revenue is recognized.

Operating Leases

We have non-cancelable operating lease agreements for our offices with lease periods expiring between 2015 and 2032. We are committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. We recognize rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods and escalations. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. We recognize sublease income on a straight-line basis over the term of the sublease, including free-rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

Share-Based Compensation

Share-based compensation expense is measured at the grant date of the share-based awards based on their fair value and is recognized on a straight-line basis over the vesting period, net of an estimated forfeiture rate. The grant date fair value of restricted stock units and performance share awards, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, and estimated forfeiture rates of the awards. Forfeiture rate estimates are based on assumptions we believe to be reasonable. Actual future results may differ from those estimates.

Property and Equipment, Net

Property and equipment consists of furniture, fixtures and equipment, leasehold improvements, capitalized computer software and website development costs. Property and equipment are stated at cost, less accumulated depreciation. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation and amortization is recorded as a separate line item in the consolidated statements of operations and is not allocated to Cost of services; Member relations and Marketing; or General and administrative expenses.

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

Consolidated Results of Operations

The following table presents our results of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$908,974	$820,053	$622,654
Costs and expenses:
Cost of services	323,633	294,576	223,766
Member relations and marketing	267,831	238,070	178,204
General and administrative	111,085	102,530	73,629
Acquisition related costs	2,964	11,477	24,529
Impairment loss	39,700	22,600	—
Restructuring costs	1,830	—	—
Depreciation and amortization	68,286	60,087	37,858

Total costs and expenses	815,329	729,340	537,986

Operating profit	93,645	90,713	84,668
Other (expense) income, net
Interest income and other	10,030	(998)	1,834
Interest expense	(18,410)	(22,586)	(11,882)
Gain on cost method investment	6,585	—	—
Debt extinguishment costs	—	(6,691)	—

Total Other (expense) income, net	(1,795)	(30,275)	(10,048)

Income before provision for income taxes	91,850	60,438	74,620
Provision for income taxes	40,678	28,467	37,569

Net income	$51,172	$31,971	$37,051

In the fourth quarter of 2014, we adjusted our classification of certain costs within the SHL Talent Measurement segment. To conform to the current year presentation, we reclassified approximately $3.3 million and $2.0 million from Cost of services and Member relations and marketing, respectively, to General and administrative in 2013. Additionally, we reclassified previously reported 2014 quarterly amounts. The reclassification did not have an impact on total costs and expenses or operating profit.

Revenue and Costs and Expenses

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production of content and delivery of our services, consisting of salaries; share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials; costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management; consisting of salaries; sales incentives; share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions; including human resources and recruiting; finance and accounting; legal; management information systems; facilities management; business development; and other. Costs include salaries; share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding; consolidation of office locations and associated exit costs; and consolidation of technology infrastructure.

•	Restructuring costs consist primarily of severance and related termination benefits associated with our workforce reduction plan (the “2014 Plan”) for approximately 50 employees. In the fourth quarter of 2014, we recognized restructuring costs associated with this plan of $1.8 million. We anticipate incurring an additional $1.5 million related to the 2014 Plan in 2015.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures and equipment; capitalized software; and website development costs.

Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense	$(18,410)	$(22,586)	$(11,882)
Debt extinguishment costs	—	(6,691)	—
Gain on cost method investment	6,585	—	—
Increase (decrease) in fair value of deferred compensation plan assets	680	2,123	1,700
Net non-operating foreign currency gains (losses)	8,642	(3,314)	(1,259)
Interest income	364	250	1,083
Other	344	(57)	310

Other (expense) income, net	$(1,795)	$(30,275)	$(10,048)

The decrease in interest expense in 2014 was primarily driven by the full year benefit of the August 2013 refinancing of our credit facility. The increase in interest expense in 2013 was due to borrowings incurred for the SHL acquisition, which were outstanding for all of 2013 but only for five months in 2012 (from the August 2, 2012 acquisition date to December 31, 2012). Debt extinguishment costs were a result of the August 2013 refinancing of our credit facility. The gain on cost method investment in 2014 is the result of the adjustment in our cost-method investment carrying amount to fair value when we exchanged our investment in preferred stock of PayScale, Inc. for common stock of PayScale Holdings, Inc. The net non-operating foreign currency gains in 2014 and losses in 2013 were primarily due to the re-measurement of US cash balances held by subsidiaries with a functional currency other than the US dollar, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the US dollar.

Provision for Income Taxes

We recorded a provision for income taxes of $40.7 million, $28.5 million, and $37.6 million in 2014, 2013, and 2012, respectively. In 2014, 2013, and 2012 our effective income tax rate was 44.3%, 47.1%, and 50.3%, respectively. Our effective tax rate for 2014 was higher than the federal statutory rate, primarily due to state income taxes and the PDRI nondeductible goodwill impairment loss, partially offset by the benefits of nontaxable foreign translation gains and the effect of financing. Our effective tax rate for 2013 was higher than the federal statutory rate, primarily due to state income taxes and the PDRI nondeductible goodwill impairment loss partially offset by the benefit derived from effect of financing and legislative change in the UK tax rate. Our effective tax rate in 2012 was higher than the federal statutory rate primarily due to state income taxes and nondeductible acquisition expenses related to the SHL acquisition. With minor exceptions, income taxes are not provided for our foreign subsidiaries’ undistributed earnings, as such earnings are deemed to be permanently reinvested locally.

Segment Results

CEB Segment Operating Data

	Year Ended December 31,
	2014	2013	2012
CEB segment Contract Value (in thousands) (1)	$683,451	$610,830	$561,823
CEB segment Member institutions (2)	7,056	6,418	5,957
CEB segment Contract Value per member institution	$96,702	$95,078	$94,200
CEB segment Wallet retention rate (3)	99%	97%	102%

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.
(2)	We define “CEB segment Member institutions,” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”
(3)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

In 2014, Contract Value increased $72.6 million, or 11.9%, primarily as a result of increased sales to new and existing large corporate members, price increases, and middle market corporate subscriptions and the 2014 acquisitions of Metrics That Matter and Talent Neuron.

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

	Year Ended December 31,
	2014	2013	2012
Revenue	$701,573	$634,302	$564,062
Costs and expenses:
Cost of services	244,958	224,547	196,501
Member relations and marketing	202,587	177,853	159,344
General and administrative	78,395	69,933	64,403
Acquisition related costs	2,964	7,691	22,430
Impairment loss	39,700	22,600	—
Restructuring costs	1,154	—	—
Depreciation and amortization	33,707	28,356	24,371

Total costs and expenses	603,465	530,980	467,049

Operating profit	$98,108	$103,322	$97,013

A reconciliation of CEB segment revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$701,573	$634,302	$564,062
Impact of the deferred revenue fair value adjustment	3,537	—	—

Adjusted revenue	$705,110	$634,302	$564,062

A reconciliation of CEB segment Adjusted revenue to constant currency Adjusted revenue (in thousands):

Year Ended December 31, 2014
Adjusted revenue	$705,110
Currency exchange rate fluctuations	1,821

Constant currency Adjusted revenue	$706,931

A reconciliation of CEB segment Operating profit to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating profit	$98,108	$103,322	$97,013
Other income, net	6,239	431	1,724
Depreciation and amortization	33,707	28,356	24,371
Impact of the deferred revenue fair value adjustment	3,537	—	—
Acquisition related costs	2,964	7,691	22,430
Impairment loss	39,700	22,600	—
Restructuring costs	1,154	—	—
Share-based compensation	14,055	11,137	9,062

Adjusted EBITDA	$199,464	$173,537	$154,600

Adjusted EBITDA margin	28.3%	27.4%	27.4%

A reconciliation of CEB segment Adjusted EBITDA to constant currency Adjusted EBITDA (in thousands):

Year Ended December 31, 2014
Adjusted EBITDA	$199,464
Currency exchange rate fluctuations	3,031
Net non-operating foreign currency gains	(4,892)

Constant currency Adjusted EBITDA	$197,603

Constant currency adjusted EBITDA increased $24.1 million, or 13.9%, to $197.6 million in 2014 from $173.5 million in 2013.

CEB Segment Revenue

In 2014, revenue increased $67.3 million, or 10.6%, to $701.6 million from $634.3 million in 2013 and increased $70.2 million, or 12.4%, in 2013 from $564.1 million in 2012. The increase in 2014 was primarily due to an increase in sales bookings with new and existing customers and, to a lesser extent, the impact of the 2014 Metrics That Matter and Talent Neuron acquisitions. In addition, revenue was impacted by fluctuations in foreign currencies against the US Dollar, primarily the British Pound and Australian Dollar. The increase in 2013 was primarily due to an increase in sales bookings with new and existing customers as well as the full year impact of PDRI, which was acquired as part of the SHL acquisition in 2012.

Metrics that Matter deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from Metrics That Matter historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was approximately $3.6 million that would have primarily been recognized in 2014.

Adjusted revenue increased $70.8 million, or 11.2%, to $705.1 million in 2014 from $634.3 million in 2013 and increased $70.2 million, or 12.5% in 2013 from $564.1 million in 2012. Constant currency Adjusted revenue increased $72.6 million, or 11.5%, to $706.9 million in 2014 from $634.3 million in 2013.

CEB Segment Costs and Expenses

In 2014, costs and expenses were $603.5 million, an increase of $72.5 million from $531.0 million in 2013. In 2013, costs and expenses increased $63.9 million from $467.0 million in 2012. Impairment losses of $39.7 million and $22.6 million relating to the PDRI reporting unit are included in costs and expenses in 2014 and 2013, respectively. Additionally, changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling (“GBP”) and the Australian dollar all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs includes salaries, payroll taxes, and benefits. Total costs increased $30.1 million in 2014 to $278.0 million from $247.9 million in 2013 and increased $24.6 million in 2013 from $223.3 million in 2012. The increases were primarily due to headcount and salary increases, including the impact of the acquisitions discussed above.

•	Variable compensation includes annual bonuses and sales commissions. Total costs increased $8.2 million in 2014 to $78.6 million from $70.4 million in 2013 and increased $7.9 million in 2013 from $62.5 million in 2012. The increase in 2014 was primarily due to a $2.9 million increase in the estimated payout of annual bonuses and a $5.3 million increase in sales incentives primarily due to increased sales bookings in 2014. The increase in 2013 was primarily due to a $3.8 million increase in the estimated payout of annual bonuses and a $3.8 million increase in sales incentive expense resulting from increased sales bookings.

•	Share-based compensation costs increased $3.0 million in 2014 to $14.0 million from $11.0 million in 2013 and increased $1.9 million in 2013 from $9.1 million in 2012. The increases in 2014 and 2013 were primarily due to an increase in the total fair value of awards granted from 2012 through 2014.

•	Third-party consulting costs include development costs for member facing technology, the use of third parties to deliver services to member companies, and external resources supporting the administrative departments. Total costs increased $3.2 million in 2014 to $30.5 million from $27.3 million in 2013 and increased $5.7 million in 2013 from $21.6 million in 2012. The increases in 2014 and 2013 were primarily due to the use of third-party consultants for member-facing technology development and the implementation of operating systems enhancements and external advisors supporting the CEB branding initiative.

•	Travel and related expense increased $0.2 million in 2014 to $28.0 million from $27.8 million in 2013 and increased $3.0 million in 2013 from $24.8 million in 2012. The increases were primarily due to increased headcount and costs incurred in the delivery of advisory and research services and travel by sales personnel.

•	Allocated facilities costs include rent, operating expenses, and real estate tax obligations. Total costs increased $0.5 million in 2014 to $29.0 million from $28.5 million in 2013 and increased $2.9 million in 2013 from $25.6 million in 2012. The increase in 2014 was primarily driven by increases in operating expenses. The increase in 2013 was primarily due to the addition of new office space related to the expansion of our corporate headquarters.

•	The CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. On average, the value of the GBP versus the US dollar was approximately $0.08 higher across 2014 compared to 2013 and approximately $0.02 lower across 2013 compared to 2012. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency exchange rates in addition to other operational factors. We enter into cash flow hedges for the CEB segment UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Compensation and related	$134,036	19.1%	$121,677	19.2%	$108,371	19.2%
Variable compensation	24,182	3.4	22,684	3.6	20,542	3.6
Share-based compensation	5,344	0.8	4,141	0.7	3,302	0.6
Third-party consulting	22,565	3.2	19,963	3.1	13,826	2.5
Travel and related	13,191	1.9	12,677	2.0	11,623	2.1
Allocated facilities	12,100	1.7	12,316	1.9	10,690	1.9

Cost of services increased 9.1%, or $20.4 million, to $245.0 million in 2014 from $224.5 million in 2013. The $12.4 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The $1.5 million increase in variable compensation was primarily due to an increase in the estimated payout of annual bonuses as a result of headcount increases. The $2.6 million increase in third party consulting primarily related to costs associated with the production and delivery of services and to a lesser extent, enhancements in member facing technology. The $1.2 million increase in share-based compensation was primarily due to an increase in the total fair value of awards granted from 2012 through 2014.

Costs of services increased 14.3%, or $28.0 million, to $224.5 million in 2013 from $196.5 million in 2012. The $13.3 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The $2.1 million increase in variable compensation was primarily due to an increase in the estimated payout of annual bonuses as a result of headcount increases. The $6.1 million increase in third party consulting primarily related to costs associated with the production and delivery of services and to a lesser extent, enhancements in member facing technology. The $1.6 million increase in allocated facilities primarily related to additional office space for the expansion of our corporate headquarters. The $1.1 million increase in travel expenses primarily related to increased costs incurred in the delivery of advisory and research services.

Cost of services as a percentage of revenue was 34.9% in 2014, 35.4% in 2013, and 34.8% in 2012.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Compensation and related	$103,957	14.8%	$89,364	14.1%	$80,736	14.3%
Variable compensation	45,801	6.5	39,854	6.3	35,538	6.3
Share-based compensation	2,870	0.4	2,349	0.4	1,841	0.3
Third-party consulting	3,083	0.4	2,538	0.4	3,790	0.7
Travel and related	12,087	1.7	12,598	2.0	11,222	2.0
Allocated facilities	13,189	1.9	12,831	2.0	11,244	2.0

Member relations and marketing increased 13.9%, or $24.7 million, to $202.6 million in 2014 from $177.9 million in 2013. The $14.6 million increase in compensation and related costs was primarily due to an increase in headcount, including the impact of the Metrics That Matter acquisition, and salary increases. The $5.9 million increase in variable compensation was primarily due to an increase in sales incentives expense resulting from higher sales bookings and an increase in the sales incentive rate based on achievement of certain sales goals. The $0.5 million increase in third-party consulting costs relates primarily to technology maintenance and enhancements.

Member relations and marketing increased 11.6%, or $18.5 million, to $177.9 million in 2013 from $159.3 million in 2012. The $8.6 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The $4.3 million increase in variable compensation was primarily due to an increase in sales incentives expense resulting from higher sales bookings and an increase in the sales incentive rate based on achievement of certain sales goals. The $1.6 million increase in allocated facilities primarily related to additional office space for the expansion of our corporate headquarters.

Member relations and marketing expense as a percentage of revenue was 28.9% in 2014, 28.0% in 2013, and 28.2% in 2012.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Compensation and related	$40,031	5.7%	$36,882	5.8%	$34,215	6.1%
Variable compensation	8,660	1.2	7,855	1.2	6,456	1.1
Share-based compensation	5,814	0.8	4,557	0.7	3,908	0.7
Third-party consulting	4,864	0.7	4,826	0.8	4,027	0.7
Allocated facilities	3,664	0.5	3,389	0.5	3,670	0.7

General and administrative increased 12.1%, or $8.5 million, to $78.4 million in 2014 from $69.9 million in 2013. The $3.1 million and $0.8 million increases in compensation and related costs and variable compensation, respectively, were primarily due to increases in headcount and salary increases. The $1.3 million increase in share-based compensation was primarily due to an increase in the total fair value of awards granted in 2011 through 2014.

General and administrative increased 8.6%, or $5.5 million, to $69.9 million in 2013 from $64.4 million in 2012. The $2.7 million increase in compensation and related costs was primarily due to increases in headcount and salaries. The $1.4 million increase in variable compensation was primarily due to an increase in estimated payout of annual bonuses. The $0.8 million increase in third party consulting was primarily due to the implementation and enhancement of operating systems.

General and administrative expense as a percentage of revenue was 11.2% in 2014, 11.0% in 2013, and 11.4% in 2012.

Acquisition Related Costs

Acquisition related costs were $3.0 million in 2014 and primarily related to the acquisitions and integration of Metrics That Matter and Talent Neuron. Acquisition costs were $7.7 million in 2013 and primarily related to the integration of SHL, including branding, consolidation of office locations and associated exit costs, and consolidation of technology infrastructure. Acquisition related costs were $22.4 million in 2012 and primarily related to the acquisition of SHL and included $14.7 million of transaction costs and a $5.1 million settlement of the forward currency contract that we put in place on July 2, 2012 to hedge our obligation to pay a portion of the gross SHL purchase price in British pound sterling (“GBP”).

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Depreciation	$21,360	3.0%	$18,680	2.9%	$16,760	3.0%
Amortization	12,347	1.8	9,676	1.5	7,611	1.3

Depreciation and amortization increased 18.9%, or $5.4 million, to $33.7 million in 2014 from $28.4 million in 2013. The $2.7 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The $2.7 million increase in amortization is a result of the Metrics That Matter and Talent Neuron acquisitions partially offset by the reduction in PDRI amortization resulting from the second quarter 2014 customer list intangible asset impairment and the completion of useful lives of other intangible assets from prior acquisitions.

Depreciation and amortization increased 16.4%, or $4.0 million, to $28.4 million in 2013 from $24.4 million in 2012. The $1.9 million increase in depreciation was primarily the result of the full year impact of 2012 capitalizable purchases and the timing of 2013 purchases. These purchases primarily related to investments in hardware to support headcount growth and investments in member facing technology. The increase in amortization of $2.1 million was primarily the result of the full year impact of the 2012 acquisition of PDRI.

Depreciation and amortization expense as a percentage of revenue was 4.8% in 2014, 4.5% in 2013, and 4.3% in 2012.

PDRI Impairment Loss

In the second quarter of 2014, we recognized a non-deductible impairment loss of $39.7 million associated with the PDRI reporting unit. Of this amount, $20.8 million related to the customer list intangible asset and $18.9 million related to the goodwill. The loss was primarily due to lower revenue and cash flow projections in the near and mid-terms that are a result of lower estimated profits from US Federal government contracts. We used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. This non-cash loss did not impact our liquidity position or cash flows. The impairment of the customer list intangible asset resulted in a decrease of future period amortization of approximately $2.4 million per year through the remaining useful life of the asset ending 2022. While neither impairment loss will generate a tax benefit, a deferred tax liability of $14.2 million established for the customer relationship asset at the time of the acquisition was reversed with the impairment and as such, the customer relationship impairment does not directly impact the effective tax rate for the year. Following the impairment loss, the PDRI reporting unit had a $7.9 million customer relationship asset and a $12.4 million goodwill asset. The ultimate recoverability of these assets is dependent upon realizing the projected cash flows used in fair value analysis.

In the third quarter of 2013, we recognized a non-deductible goodwill impairment loss of $22.6 million associated with the PDRI reporting unit. The loss was primarily based on insights gained from business activities that align with the US Federal government’s September 30th fiscal year-end and PDRI’s results of operations for the third quarter of 2013.

SHL Talent Measurement Segment Results of Operations

The operating results presented below include the SHL Talent Measurement segment (in thousands). In the fourth quarter of 2014, we adjusted our classification of certain costs within the SHL Talent Measurement segment. To conform to the current year presentation, we reclassified approximately $3.3 million and $2.0 million from Cost of services and Member relations and marketing, respectively, to General and administrative in 2013. Additionally, we reclassified the previously reported 2014 quarterly amounts. The reclassification did not have an impact on total costs and expenses or operating profit. In 2012, SHL’s operating results are from the period August 2, 2012 through December 31, 2012.

	Year Ended December 31,
	2014	2013	2012
Revenue	$207,401	$185,751	$58,592
Costs and expenses:
Cost of services	78,675	70,029	27,265
Member relations and marketing	65,244	60,217	18,860
General and administrative	32,690	32,597	9,226
Acquisition related costs	—	3,786	2,099
Restructuring costs	676	—	—
Depreciation and amortization	34,579	31,731	13,487

Total costs and expenses	211,864	198,360	70,937

Operating loss	$(4,463)	$(12,609)	$(12,345)

A reconciliation of SHL Talent Measurement segment revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$207,401	$185,751	$58,592
Impact of the deferred revenue fair value adjustment	2,469	9,914	17,134

Adjusted revenue	$209,870	$195,665	$75,726

A reconciliation of SHL Talent Measurement segment Adjusted revenue to constant currency Adjusted revenue (in thousands):

Year Ended December 31, 2014
Adjusted revenue	$209,870
Currency exchange rate fluctuations	1,454

Constant currency Adjusted revenue	$211,324

A reconciliation of SHL Talent Measurement segment Operating profit to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating loss	$(4,463)	$(12,609)	$(12,345)
Other expense, net	3,427	(1,678)	(938)
Depreciation and amortization	34,579	31,731	13,487
Impact of the deferred revenue fair value adjustment	2,469	9,914	17,134
Acquisition related costs	—	3,786	2,099
Restructuring costs	676	—	—
Share-based compensation	1,577	1,410	152

Adjusted EBITDA	$38,265	$32,554	$19,589

Adjusted EBITDA margin	18.2%	16.6%	25.9%

A reconciliation of SHL Talent Measurement segment Adjusted EBITDA to constant currency Adjusted EBITDA (in thousands):

Year Ended December 31, 2014
Adjusted EBITDA	$38,265
Currency exchange rate fluctuations	2,481
Net non-operating foreign currency gains	(3,750)

Constant currency Adjusted EBITDA	$36,996

Constant currency adjusted EBITDA increased $4.4 million, or 13.6%, to $37.0 million in 2014 from $32.6 million in 2013.

SHL Talent Measurement Segment Revenue

Revenue increased $21.7 million, or 11.7%, to $207.4 million in 2014 from $185.8 million in 2013 and increased $127.2 million in 2013 from $58.6 million in 2012. The increases in 2014 were primarily due to an increase in sales bookings and deliveries of services partially offset by unfavorable fluctuations in foreign currencies. The increase in 2013 was primarily due to the full year impact of the 2012 SHL acquisition.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34.0 million. The impact of the deferred revenue fair value adjustment decreased revenue by $2.5 million, $9.9 million, and $17.1 million in 2014, 2013, and 2012, respectively, from what would have been recorded without the required purchase accounting adjustments. It is expected that the remaining $4.5 million acquisition date deferred revenue adjustment would be recognized primarily in 2015 and beyond.

Adjusted revenue increased $14.2 million, or 7.3%, to $209.9 million in 2014 from $195.7 million in 2013 and increased $119.9 million, or 158.4% from $75.7 million in 2012. The deferred revenue fair value adjustment on a year over year basis decreased from $9.9 million in 2013 to $2.5 million in 2014. Constant currency Adjusted revenue increased $15.7 million, or 8.0%, to $211.3 million in 2014 from $195.7 million in 2013.

The SHL reporting unit includes international operations that subject us to risks related to currency exchange fluctuations. The functional currency of the SHL reporting unit subsidiaries are the local currencies. The subsidiaries contract and invoice in local currencies. In addition to the timing of service deliveries and increases and decreases in sales volume, revenue is further impacted by fluctuations in foreign currency rates, especially, the exchange rate of the British Pound against the Australian Dollar, US Dollar, and Euro.

SHL Talent Measurement Segment Costs and Expenses

Costs and expenses were $211.9 million in 2014, an increase of $13.5 million from $198.4 million in 2013. In 2013 Costs and expenses increased $127.4 million from $70.9 million in 2012. The primary driver of the 2013 increase was the comparison of the full year 2013 to the partial year of 2012 from the August 2, 2012 acquisition date to December 31, 2012. The primary expenses recorded by the SHL Talent Measurement segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP against the US dollar, Euro and other currencies. SHL Talent Measurement segment costs and expenses are denominated primarily in the British Pound; therefore, with revenues being denominated in local currencies as discussed above, profits are impacted by the fluctuations in currencies against the British Pound. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs includes salaries, payroll taxes, and benefits. Total costs increased $8.2 million in 2014 to $101.9 million from $93.7 million in 2013 and increased $59.0 million in 2013 from $34.7 million in 2012. The increase in 2014 was primarily due to increases in headcount and salary increases.

•	Variable compensation includes sales commissions and annual bonuses. Total costs increased $4.3 million in 2014 to $20.7 million from $16.4 million in 2013 and increased $11.9 million in 2013 from $4.5 million in 2012. The increases were primarily due to an increase in annual bonus accrual rates and higher sales incentives resulting from an increase in sales bookings.

•	Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs increased $1.0 million in 2014 to $10.7 million from $9.7 million in 2013 and increased $7.4 million in 2013 from $2.3 million in 2012.

•	Travel and related expenses primarily relates to sales staff travel and travel incurred to deliver services to customers. Total costs decreased $0.3 million in 2014 to $6.2 million from $6.5 million in 2013 and increased $4.1 million in 2013 from $2.4 million in 2012.

•	Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. Total costs increased $0.5 million in 2014 to $8.2 million from $7.7 million in 2013 and increased $4.6 million in 2013 from $3.1 million in 2012.

•	The SHL Talent Measurement segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar, Australian dollar, and Euro. Approximately 40% of SHL expenses are based in GBP. On average, the value of the GBP versus the US dollar was approximately $0.08 higher across 2014 compared to 2013 and approximately $0.02 lower across 2013 compared to 2012. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Compensation and related	$47,082	22.7%	$41,945	22.6%	$17,397	29.7%
Variable compensation	5,788	2.8	4,428	2.4	1,313	2.2
Third-party consulting	10,348	5.0	8,884	4.8	2,308	3.9
Travel and related	2,503	1.2	2,564	1.4	1,015	1.7
Allocated facilities	4,208	2.0	4,028	2.2	1,798	3.1

Cost of services increased 12.3%, or $8.6 million, to $78.7 million in 2014 from $70.0 million in 2013. The $5.1 million increase in compensation and related costs was primarily due to increases in headcount and salaries. Variable compensation increased $1.4 million primarily due to headcount increases and increase in performance. The $1.5 million increase in third-party consulting costs relates primarily to the delivery of services and enhancements to service offerings.

Cost of services increased 156.8%, or $42.8 million, to $70.0 million in 2013 from $27.3 million in 2012. The primary cause for the 2013 variances was that 2013 reflected the full year ownership of SHL, while 2012 only included five months of ownership (from the August 2, 2012 acquisition date to December 31, 2012).

Cost of services as a percentage of revenue was 37.9 % in 2014, 37.7 % in 2013, and 46.5 % in 2012.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Compensation and related	$36,857	17.8%	$34,186	18.4%	$11,572	19.8%
Variable compensation	13,306	6.4	10,289	5.5	2,567	4.4
Travel and related	2,820	1.4	2,722	1.5	1,095	1.9
Allocated facilities	2,622	1.3	2,419	1.3	900	1.5

Member relations and marketing increased 8.3%, or $5.0 million, to $65.2 million in 2014 from $60.2 million in 2013. The $2.7 million increase in compensation and related costs was primarily due to increases in headcount and salaries. Variable compensation, consisting of sales incentives and annual bonuses, increased $3.0 million, primarily due to headcount increases and increase in sales bookings.

Member relations and marketing increased 219.3%, or $41.4 million, from $60.2 million in 2013 from $18.9 million in 2012. The primary cause for the 2013 variances was that 2013 reflected the full year ownership of SHL, while 2012 only included five months of ownership (from the August 2, 2012 acquisition date to December 31, 2012).

Member relations and marketing expense as a percentage of revenue was 31.5% in 2014, 32.4% in 2013, and 32.2% in 2012.

General and administrative

The following table outlines the primary components of General and administrative (in thousands):

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Compensation and related	$17,980	8.7%	$17,522	9.4%	$5,711	9.7%
Variable compensation	1,596	0.8	1,697	0.9	635	1.1
Travel and related	909	0.4	1,219	0.7	334	0.6
Allocated facilities	1,351	0.7	1,291	0.7	403	0.7

General and administrative increased 0.3%, or $0.1 million, to $32.7 million in 2014 from $32.6 million in 2013, and 253.3%, or $23.4 million, in 2013 from $9.2 million in 2012. The primary cause for the 2013 variances was the full year impact of SHL in 2013, while 2012 only included five months of ownership (from the August 2, 2012 acquisition date to December 31, 2012).

General and administrative expense as a percentage of revenue was 15.8% in 2014, 17.5% in 2013, and 15.7% in 2012.

Acquisition Related Costs

Acquisition related costs were $3.8 million and $2.1 million in 2013 and 2012, respectively. Acquisition related costs related to the integration of SHL, primarily re-branding and the integration of technology infrastructure.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Year Ended December 31,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Depreciation	$8,063	3.9%	$6,549	3.5%	$3,046	5.2%
Amortization	26,516	12.8	25,182	13.6	10,441	17.8

Depreciation and amortization increased 9.0%, or $2.8 million, to $34.6 million in 2014 from $31.7 million in 2013. The increase in depreciation primarily relates to capitalizable costs of revenue generating internally developed software and computer equipment. Additionally, purchases of network and computer equipment increased in 2013 to support headcount growth and integration costs. Amortization is related to intangible assets acquired in conjunction with the SHL acquisition and impacted by changes in GBP versus the US Dollar.

Depreciation and amortization increased 135.3%, or $18.2 million, to $31.7 million in 2013 from $13.5 million in 2012. The primary cause for the 2013 variances was that 2013 reflected the full year ownership of SHL, while 2012 only included five months of ownership (from the August 2, 2012 acquisition date to December 31, 2012).

Depreciation and amortization expense as a percentage of revenue was 16.7% in 2014, 17.1% in 2013, and 23.0% in 2012.

SHL Goodwill

We completed the annual impairment test at October 1, 2014. The carrying value of the reporting unit was $598 million at October 1, 2014 including $363 million of goodwill and $242 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by less than 10%. This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. If all assumptions were held constant, a one percentage point increase in the discount rate would have resulted in an approximately $29 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would have resulted in a $15 million decrease in the estimated fair value of the reporting unit.

In the third quarter of 2013, we identified interim indicators of potential impairment for the SHL reporting unit, including lower revenue and EBITDA than had been anticipated at the time of the acquisition and rising interest rates. Upon identification of the interim impairment indicators, we completed Step 1 of the impairment test. The carrying value of the reporting unit was $600 million at September 30, 2013, including $375 million of goodwill and $269 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by approximately 1% at September 30, 2013 and accordingly, a goodwill impairment loss was not recorded for this reporting unit.

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

Liquidity and Capital Resources

Generally, cash flows generated from operating activities have been our primary source of liquidity. On July 2, 2012, in connection with the execution of the sale and purchase agreement related to the SHL acquisition, we entered into a senior secured credit agreement, which was amended and restated on July 18, 2012, on August 1, 2012, and again on August 2, 2013 (as amended and restated, the “Credit Agreement”). As originally structured, the Credit Agreement provided for (i) a term loan A in an aggregate principal amount of $275 million (the “Term Loan A Facility”), (ii) a term loan B in an aggregate principal amount of $250 million (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Facilities”) and (iii) a $100 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Facilities, the “Original Senior Secured Credit Facilities”). The Term Loan A Facility and the Revolving Credit Facility were scheduled to mature on August 2, 2017 and the Term Loan B Facility was scheduled to mature on August 2, 2019.

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at our option, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios, which we achieved in 2014. As a result, the annual interest rate on the Term A-1 Loans was the Eurodollar Rate plus 2.00%, or 2.17%, at December 31, 2014.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on our net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. No mandatory prepayments were required for 2014. In the event future actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in our accompanying consolidated balance sheets. We were in compliance with all of the covenants at December 31, 2014.

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

We had cash and cash equivalents of $114.9 million and $119.6 million at December 31, 2014 and 2013, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At December 31, 2014, available borrowings under the Revolving Credit Facility were $192.2 million after reduction of availability to cover $7.8 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change materially from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $80 million of our cash was held by our foreign subsidiaries at December 31, 2014. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

The following table outlines the primary components of our cash flows (in thousands):

	Year Ended December 31, (in thousands)
	2014	2013	2012
Net cash flows provided by operating activities	$182,144	$148,709	$122,155
Net cash flows used in investing activities	(102,670)	(38,239)	(676,330)
Net cash flows (used in) provided by financing activities	(77,662)	(64,814)	492,784

Our primary uses of cash have been to fund acquisitions, debt service requirements, capital expenditures, share repurchases, and dividend payments.

Cash Flows from Operating Activities

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable, accrued expenses, accrued incentive compensation and deferred revenue. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. CEB membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. SHL Talent Measurement services are generally invoiced as services are delivered. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities.

Net cash flows provided by operating activities increased $33.4 million in 2014 from 2013 and increased $26.6 million in 2013 from 2012. The increase in cash flows from operations in 2014 was primarily due to increased sales bookings year over year which has resulted in higher cash collections. These increases have been partially offset by the timing of expense payments. The increase in net cash flows provided by operating activities in 2013 was primarily due to an increase in sales bookings resulting in higher customer payments and a decrease in acquisition related costs of $13.1 million in 2013 from 2012. These increases were partially offset by an increase in tax payments of $6.5 million.

We made income tax payments of $41.6 million, $43.4 million, and $36.9 million in 2014, 2013, and 2012, respectively, and expect to continue making income tax payments in future periods.

We made interest payments of $15.6 million, $20.3 million, and $8.4 million in 2014, 2013, and 2012, respectively.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities increased $64.4 million in 2014 from 2013 and decreased $638.1 million in 2013 from 2012. In 2014 and 2013 we made strategic investments in other companies of $8.6 million and $11.2 million, respectively. In 2014, we utilized $58.9 million for acquisitions of businesses, primarily related to Metrics That Matter, which included a payment of $52.7 million, less cash acquired of $1.8 million. In 2012, we utilized $669.1 million for acquisitions of businesses, which included a payment of $648.3 million for SHL, net of cash acquired of $5.7 million.

In 2014, we used $35.2 million for capital expenditures, primarily related to the deployment of new data centers, implementation of a new Content Management System, and a major upgrade to the SHL Talent Measurement segment’s assessment platform. In 2013, we used $27.0 million for capital expenditures primarily related to the build out of additional office space for our corporate headquarters and computer equipment to support infrastructure and headcount growth reflecting greater overall needs for investment in infrastructure and product development due to the acquisition of SHL. In 2012, we used $17.5 million for capital expenditures primarily related to equipment purchases to support infrastructure and headcount growth.

We estimate that capital expenditures to support our infrastructure will range from approximately $32 to $34 million in 2015.

Cash Flows from Financing Activities

Net cash flows used in financing activities was $77.7 million in 2014 and $64.8 million in 2013 compared to net cash provided by financing activities of $492.8 million in 2012. In 2014, the increase was primarily the result of increased share repurchases and increased dividend payments. In 2013, the decrease was primarily due to credit facility principal payments and increased dividend payments. In 2012, the increase was primarily due to the $555.0 million financing we obtained for the SHL acquisition, partially offset by credit facility issuance costs of $19.2 million and a $10.0 million repayment of outstanding amounts under the revolving credit facility in December 2012. Additionally, we used $29.2 million in 2014, $2.8 million in 2013, and $10.0 million in 2012 for share repurchases. Dividend payments increased to $35.3 million in 2014 from $30.2 million in 2013 and $23.4 million in 2012. Our dividend rate was $0.2625 per share per quarter in 2014, $0.225 per share per quarter in 2013, and $0.175 per share per quarter in 2012.

In February 2015, our Board of Directors declared a quarterly dividend of $0.375 per share for the first quarter of 2015.

Commitments and Contingencies

We continue to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had liabilities of $4.5 million at December 31, 2014 and $5.8 million at December 31, 2013, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services.

Contractual Obligations

In July 2014, we entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. We currently expect to pay approximately $22 million per year beginning in 2018, subject to rental escalations and pro rata share of operating expenses and real estate taxes increase above the base year. In connection with the new lease, the lessor agreed to assume our previous obligations for one of our Arlington, Virginia locations. In the event the lessor fails to make required payments, as provided in the assignment agreement, we have the right to reduce our rental payments for the new Arlington, Virginia lease in the amount of the required payments associated with the assumed lease obligation. Based on the information available at December 31, 2014, the lease assignment is included in the sublease receipts amounts in the table below beginning in 2018 and thereafter. The Company will remain the primary obligor in case of default by the new lease lessor under this assumption. The new lease lessor may negotiate a sublease or settlement of the obligation it has assumed. If and when such sublease or settlement is negotiated, the Company would be required to recognize a loss on the sublease or settlement equal to the difference between the fair value of the sublease rentals (or in the event of settlement, the settlement payment) and the Company’s obligation under the lease. The new lease agreement provides us with various incentives, currently estimated to total approximately $56 million. We will accrue these lease incentives and recognize them on a straight-line basis over the term of the new Arlington, Virginia lease as a reduction of rent expense.

The following tables summarize our known contractual obligations, including the new Arlington, Virginia lease, at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at December 31, 2014
	Total	YE 2015	YE 2016	YE 2017	YE 2018	YE 2019	Thereafter
Senior Secured Credit Facilities (1)	$557,650	$30,513	$35,020	$34,395	$457,722	$—	$—
Operating lease obligations	952,397	52,613	52,734	50,504	69,912	63,877	662,757
Deferred compensation liability	19,848	749	493	815	793	844	16,154
Purchase commitments	32,414	17,165	9,495	4,774	690	290	—

Total	$1,562,309	$101,040	$97,742	$90,488	$529,117	$65,011	$678,911

	Sublease Receipts by Period at December 31, 2014
	Total	YE 2015	YE 2016	YE 2017	YE 2018	YE 2019	Thereafter
Sublease receipts (2)	$(308,033)	$(21,781)	$(22,308)	$(22,396)	$(28,452)	$(24,267)	$(188,829)

(1)	Includes interest expense calculated using variable interest rates at December 31, 2014 of 2.17% for the Term Loan A-1 Facility and the Revolving Credit Facility and the impact of interest rate swaps. We may be required to make prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, dispositions and excess cash flows. The amounts presented in the tables above do not reflect any mandatory prepayments that we may be required to make.
(2)	Includes sublease receipts associated with the lease assignment agreement of approximately $6 million per year commencing in 2018.

Operating lease obligations include scheduled rent escalations. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $21.8 million.

Effect of Inflation

Although inflation has remained low in recent years, we continue to seek ways to mitigate its effect. To the extent permitted, we pass increased costs on to our members by increasing sales prices over time to offset increased labor costs. We do not believe that inflation had a material effect on our results of operations in 2014, 2013, or 2012.

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate and foreign currency risks that could impact our financial position and operating results.

Interest Rate Risk

Borrowings under the Senior Secured Credit Facilities bear interest at rates based on the ratio of our consolidated first lien indebtedness to the consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Senior Secured Credit Agreement. The annual interest rate on the Term Loan A-1 Facility and the Revolving Credit Facility was 2.17% at December 31, 2014. A hypothetical increase or decrease of 10% in the LIBOR rate (which was 0.17% at December 31, 2014) would impact annual interest expense by $0.1 million. To mitigate the risk, we entered into interest rate swap arrangements in 2013 with notional amounts totaling $275 million which amortizes to $232 million through the August 2, 2018 maturity date of the Term A-1 Loan. The interest rate swap effectively fixes our interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loan. The arrangements protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt.

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

Foreign Currency Risk

Our international operations subject us to risks related to currency exchange fluctuations. The functional currency of our wholly-owned subsidiaries generally is the applicable local currency (except for CEB UK and CEB India). For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates for the appropriate operating period. Capital accounts and other balances designated as long-tem in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Our SHL UK subsidiary currently maintains a significant portion of its cash balances in US dollars. As a result, the cash held in US dollars is re-measured into the subsidiary’s UK functional currency as an adjustment to income and then translated to our US dollar reporting currency as an adjustment to stockholders’ equity for consolidated reporting purposes.

The functional currency of our CEB UK and CEB India subsidiaries is the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing amounts receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate, with exchange gains and losses recorded as other (expense) income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates.

Prior to 2012, prices for our CEB segment services were denominated primarily in US dollars, even when sold to members located outside the United States. In 2012, we began denominating prices for CEB segment services in local currencies for the Australian dollar, GBP, and Euro. The costs associated with our operations located outside the United States are denominated in local currencies. Decreases in local currencies against the US dollar for sales denominated in local currencies would result in lower revenues and potentially decrease earnings. Increases in local currencies against the US dollar in countries where we have foreign operations would result in higher operating costs and, potentially, reduced earnings. We use forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks. A forward currency contract obligates us to exchange a predetermined amount of US dollars to make an equivalent GBP payment equal to the value of such exchange. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months.

Our largest currency exposures are the GBP, Euro, and AUD. On operating basis, in 2014, we estimate that for every 1% increase in US dollars per GBP, annual Adjusted EBITDA would have decreased by approximately $0.5 million. Conversely, for every 1% increase in US dollars per Euro or US dollars per AUD, annual Adjusted EBITDA would have increased by approximately $0.3 million, respectively. In 2014, we recorded net non-operating foreign currency gains of $8.6 million; in 2013 and 2012 we recorded net non-operating foreign currency losses of $3.3 million and $1.3 million, respectively, which are included in Other (expense) income, net in the consolidated statements of operations.

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

Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the evaluation under this framework, management concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2014.

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

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2014.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
February 27, 2015

/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
February 27, 2015

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited The Corporate Executive Board Company and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Corporate Executive Board Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Corporate Executive Board Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, and cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2014 of The Corporate Executive Board Company and subsidiaries, and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 27, 2015

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited the accompanying consolidated balance sheets of The Corporate Executive Board Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Corporate Executive Board Company and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Corporate Executive Board Company and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 27, 2015

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$114,934	$119,554
Accounts receivable, net	283,069	271,264
Deferred income taxes, net	19,834	17,524
Deferred incentive compensation	25,779	24,472
Prepaid expenses and other current assets	21,245	29,355

Total current assets	464,861	462,169

Deferred income taxes, net	909	1,230
Property and equipment, net	112,524	106,854
Goodwill	441,207	442,775
Intangible assets, net	260,383	309,692
Other non-current assets	77,500	60,955

Total assets	$1,357,384	$1,383,675

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$89,696	$85,294
Accrued incentive compensation	65,731	61,498
Deferred revenue	452,679	416,367
Deferred income taxes, net	190	969
Debt – current portion	15,269	10,274

Total current liabilities	623,565	574,402

Deferred income taxes	34,563	48,553
Other liabilities	122,832	115,424
Debt – long term	490,287	505,554

Total liabilities	1,271,247	1,243,933

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 45,040,209 and 44,676,447 shares issued and 33,445,394 and 33,624,002 shares outstanding at December 31, 2014 and 2013, respectively	450	447
Additional paid-in-capital	460,913	444,128
Retained earnings	363,542	347,689
Accumulated elements of other comprehensive income	(5,589)	43,287
Treasury stock, at cost, 11,594,815 and 11,052,445 shares at December 31, 2014 and 2013, respectively	(733,179)	(695,809)

Total stockholders’ equity	86,137	139,742

Total liabilities and stockholders’ equity	$1,357,384	$1,383,675

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$908,974	$820,053	$622,654
Costs and expenses:
Cost of services	323,633	294,576	223,766
Member relations and marketing	267,831	238,070	178,204
General and administrative	111,085	102,530	73,629
Acquisition related costs	2,964	11,477	24,529
Impairment loss	39,700	22,600	—
Restructuring costs	1,830	—	—
Depreciation and amortization	68,286	60,087	37,858

Total costs and expenses	815,329	729,340	537,986

Operating profit	93,645	90,713	84,668
Other (expense) income, net
Interest income and other	10,030	(998)	1,834
Interest expense	(18,410)	(22,586)	(11,882)
Gain on cost method investment	6,585	—	—
Debt extinguishment costs	—	(6,691)	—

Other (expense) income, net	(1,795)	(30,275)	(10,048)

Income before provision for income taxes	91,850	60,438	74,620
Provision for income taxes	40,678	28,467	37,569

Net income	$51,172	$31,971	$37,051

Basic earnings per share	$1.52	$0.95	$1.11
Diluted earnings per share	$1.50	$0.94	$1.10
Weighted average shares outstanding:
Basic	33,666	33,543	33,462
Diluted	34,039	33,943	33,821

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$51,172	$31,971	$37,051
Other comprehensive income (loss):
Foreign currency translation adjustment	(47,538)	14,761	26,871
Foreign currency hedge, net of tax benefit (expense) of $0.3 million, $(0.2) million and $(0.1) million in 2014, 2013, and 2012, respectively	(380)	333	191
Interest rate swaps, net of tax benefit (expense) of $0.6 million and $(0.4) million in 2014 and 2013, respectively	(958)	528	—
Change in unrealized gains on available-for-sale marketable securities, net of tax	—	—	(174)

Comprehensive income	$2,296	$47,593	$63,939

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$51,172	$31,971	$37,051
Adjustments to reconcile net income to net cash flows provided by operating activities:
Impairment loss	39,700	22,600	—
Debt extinguishment costs	—	6,691	—
Exit costs	—	1,007	—
Restructuring costs	1,830	—	—
Gain on cost method investment	(6,585)	—	—
Depreciation and amortization	68,286	60,087	37,858
Amortization of credit facility issuance costs	2,614	2,775	1,771
Deferred income taxes	(21,394)	(12,266)	(8,457)
Share-based compensation	15,632	12,547	9,214
Excess tax benefits from share-based compensation arrangements	(3,665)	(4,331)	(2,101)
Net foreign currency remeasurement (gain) loss	(3,910)	1,474	229
Amortization of marketable securities premiums, net	—	—	68
Changes in operating assets and liabilities:
Accounts receivable, net	(12,482)	(29,690)	(39,714)
Deferred incentive compensation	(1,582)	(4,343)	(2,644)
Prepaid expenses and other current assets	9,060	(8,173)	18,481
Other non-current assets	(4,784)	(5,017)	(7,444)
Accounts payable and accrued liabilities	3,034	10,228	405
Accrued incentive compensation	5,053	7,252	10,742
Deferred revenue	33,466	48,488	58,871
Other liabilities	6,699	7,409	7,825

Net cash flows provided by operating activities	182,144	148,709	122,155

Cash flows from investing activities:
Purchases of property and equipment	(35,201)	(27,026)	(17,498)
Cost method and other investments	(8,567)	(11,213)	—
Acquisition of businesses, net of cash acquired	(58,902)	—	(669,086)
Maturities and sales of marketable securities	—	—	10,254

Net cash flows used in investing activities	(102,670)	(38,239)	(676,330)

Cash flows from financing activities:
Proceeds from credit facility	—	5,000	555,000
Payments of credit facility	(10,752)	(32,002)	(10,000)
Credit facility issuance costs	—	(4,156)	(19,176)
Proceeds from the exercise of common stock options	—	1,098	1,423
Proceeds from issuance of common stock under the employee stock purchase plan	1,244	910	613
Excess tax benefits from share-based compensation arrangements	3,665	4,331	2,101
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(7,332)	(7,055)	(3,767)
Purchase of treasury shares	(29,168)	(2,751)	(10,007)
Payment of dividends	(35,319)	(30,189)	(23,403)

Net cash flows (used in) provided by financing activities	(77,662)	(64,814)	492,784
Effect of exchange rates on cash	(6,432)	1,199	661

Net (decrease) increase in cash and cash equivalents	(4,620)	46,855	(60,730)
Cash and cash equivalents, beginning of year	119,554	72,699	133,429

Cash and cash equivalents, end of year	$114,934	$119,554	$72,699

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2013, and 2014

(In Thousands, Except Share Amounts)

	Common stock		Additional	Retained	Accumulated Elements of Other Comprehensive	Treasury	Total
	Shares	Amount	Paid-in-Capital	Earnings	Income	Stock
Balance at December 31, 2011	33,302,495	$439	$418,318	$332,259	$777	$(672,229)	$79,564
Issuance of common stock upon the exercise of stock options and release of restricted stock units	344,245	3	1,420	—	—	—	1,423
Issuance of common stock under the employee stock purchase plan	19,420	—	613	—	—	—	613
Share-based compensation	—	—	9,214	—	—	—	9,214
Tax effect of share-based compensation	—	—	(2,074)	—	—	—	(2,074)
Purchase of treasury shares	(328,823)	—	—	—	—	(13,774)	(13,774)
Change in unrealized gains on available-for- sale marketable securities, net of tax	—	—	—	—	(174)	—	(174)
Foreign currency hedge, net of tax	—	—	—	—	191	—	191
Cumulative translation adjustment	—	—	—	—	26,871	—	26,871
Payment of dividends	—	—	—	(23,403)	—	—	(23,403)
Net income	—	—	—	37,051	—	—	37,051

Balance at December 31, 2012	33,337,337	$442	$427,491	$345,907	$27,665	$(686,003)	$115,502
Issuance of common stock upon the exercise of stock options and release of restricted stock units	436,146	5	1,093	—	—	—	1,098
Issuance of common stock under the employee stock purchase plan	19,616	—	910	—	—	—	910
Share-based compensation	—	—	12,547	—	—	—	12,547
Tax effect of share-based compensation	—	—	2,087	—	—	—	2,087
Purchase of treasury shares	(169,097)	—	—	—	—	(9,806)	(9,806)
Foreign currency hedge, net of tax	—	—	—	—	333	—	333
Interest rate swap, net of tax	—	—	—	—	528	—	528
Cumulative translation adjustment	—	—	—	—	14,761	—	14,761
Payment of dividends	—	—	—	(30,189)	—	—	(30,189)
Net income	—	—		31,971	—	—	31,971

Balance at December 31, 2013	33,624,002	$447	$444,128	$347,689	$43,287	$(695,809)	$139,742
Issuance of common stock upon the exercise of stock options and release of restricted stock units	342,157	3	—	—	—	—	3
Issuance of common stock under the employee stock purchase plan	21,605	—	1,244	—	—	—	1,244
Share-based compensation	—	—	15,632	—	—	—	15,632
Tax effect of share-based compensation	—	—	(91)	—	—	—	(91)
Purchase of treasury shares	(542,370)	—	—	—	—	(37,370)	(37,370)
Foreign currency hedge, net of tax	—	—	—	—	(380)	—	(380)
Interest rate swap, net of tax	—	—	—	—	(958)	—	(958)
Cumulative translation adjustment	—	—	—	—	(47,538)	—	(47,538)
Payment of dividends	—	—	—	(35,319)	—	—	(35,319)
Net income	—	—	—	51,172	—	—	51,172

Balance at December 31, 2014	33,445,394	$450	$460,913	$363,542	$(5,589)	$(733,179)	$86,137

See accompanying notes to consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Operations

The Corporate Executive Board Company (“CEB” or the “Company”) is a member-based advisory company that equips senior executives and their teams with insight and actionable solutions to drive corporate performance by combining the best practices of thousands of member companies with proprietary research methodologies, benchmarking assets, and human capital analytics. This distinctive approach, pioneered by CEB, enables executives to harness peer perspectives and tap into breakthrough innovation without costly consulting or reinvention. On August 2, 2012, CEB completed the acquisition of SHL Group Holdings I and its subsidiaries (“SHL”), a global leader in cloud-based talent measurement and management solutions headquartered in the United Kingdom (“UK”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the fourth quarter of 2014, the Company adjusted the classification of certain costs in the statement of operations within the SHL Talent Measurement segment. To conform to the current year presentation, the Company reclassified approximately $3.3 million and $2.0 million from Cost of services and Member relations and marketing, respectively, to General and administrative in 2013. Additionally, the Company reclassified the previously reported 2014 quarterly amounts. The reclassification did not have an impact on total costs and expenses or operating profit.

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

Foreign Currency

The functional currency of the Company’s wholly-owned subsidiaries is generally the applicable local currency (except for CEB UK and CEB India). For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates for the appropriate operating period. Capital accounts and other balances designated as long-term in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ equity as a component of Accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than the local currency are included in Other (expense) income, net in the consolidated statements of operations. The Company’s SHL UK subsidiary currently maintains a significant portion of its cash balances in US dollars. As a result, the cash held in US dollars is re-measured into the subsidiary’s UK functional currency through an adjustment to income and then translated to the Company’s US dollar reporting currency through an adjustment to stockholders’ equity for consolidated reporting purposes.

The functional currency of the Company’s CEB UK and CEB India subsidiaries is the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing amounts receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, are re-measured at the current exchange rate, with exchange gains and losses recorded as Other (expense) income. Non-monetary balance sheet items and related income statement accounts, which do not result in a fixed future cash inflow or outflow of foreign currency units, are re-measured at their historical exchange rates.

The Company recorded $8.6 million of net non-operating foreign currency gains and $3.3 million and $1.3 million of net non-operating foreign currency losses in 2014, 2013, and 2012, respectively, which are included in Other (expense) income, net in the consolidated statements of operations.

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

Property and Equipment, Net

Property and equipment, net consists of furniture, fixtures and equipment, leasehold improvements, capitalized computer software, and website development costs. Property and equipment are stated at cost, less accumulated depreciation. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. Depreciation and amortization is recorded as a separate line item in the consolidated statements of operations and is not allocated to Cost of services, Member relations and Marketing, or General and administrative expenses.

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

The Company tests goodwill for impairment annually on October 1st at the reporting unit level. If the reporting unit has significantly exceeded financial expectations and is expected to continue to do so, the Company’s annual impairment test is performed qualitatively. For all other reporting units, the first step of the goodwill impairment process (“Step 1”) is completed for each reporting unit which involves determining whether the estimated fair value of the reporting unit exceeds the respective book value. In performing Step 1 of the goodwill impairment test, management compares the carrying amount of the reporting unit to its estimated fair value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. The estimated fair value of each reporting unit is calculated using one or both of the following generally accepted valuation techniques: the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The appropriate methodology is determined by management based on available information at the time of the test. In general, when both approaches are used, the estimated fair values are weighted. In general, the market approach is not weighted more than 50%.

On a quarterly basis, the Company considers whether events or circumstances are present that may lead to the determination that an indicator of impairment exists. These circumstances include but are not limited to deterioration in key performance indicators or industry and market conditions.

Factors management considers important that could trigger an interim impairment review include, but are not limited to, the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant change in the manner of the Company’s use of the acquired asset or the strategy for its overall business;

•	significant change in prevailing interest rates;

•	significant negative industry or economic trend;

•	market capitalization relative to net book value; and/or

•	significant negative change in market multiples of the comparable company set.

If, based on events or changing circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit does not exceed its carrying value, the Company would be required to test goodwill for impairment. If the Step 1 results conclude that the fair value does not exceed the book value of the reporting unit, goodwill may be impaired and additional analysis is required (“Step 2”).

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

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates. CEB’s businesses operate in a number of markets and geographical regions and the products and services, because of their specialized nature, may not bear close correlation to those of the market comparable company set. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of the reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, EBITDA, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and related discount rate, and expected long-term growth rates (residual growth rate). The assumptions which have the most significant effect on the valuations derived using a discounted cash flows methodology are: (1) revenue growth rate, (2) cash flow assumptions and (3) the discount rate. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of the reporting units. Revenue and EBITDA multiples for market comparable companies for the current and future fiscal periods are used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management.

The cash flows utilized in the income approach are based on the most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the reporting unit, considering the industry in which the Company operates and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and the WACC. The risk adjusted discount rate used represents the estimated WACC for the reporting units. The discount rate is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to the reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to the reporting units, each weighted by the relative market value percentages of the Company’s equity and debt, and (4) an appropriate company specific risk premium.

In the second quarter of 2014, the Company recognized a non-deductible impairment loss of $39.7 million associated with the PDRI reporting unit. Of this amount, $20.8 million related to the customer list intangible asset and $18.9 million related to goodwill. Refer to Notes 8 and 9 for further discussion.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments held through variable insurance products in a Rabbi Trust for the Company’s deferred compensation plan, accounts payable, forward currency contracts, interest rate swaps, and debt. The carrying value of these financial instruments approximates their fair value. The Company’s financial instruments also include various other investments in private entities which do not have readily determinable fair values because they are not actively traded.

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

The CEB segment generates the majority of its revenue from four primary service offerings: executive memberships, professional services, executive education, and services provided to the US government and its agencies by PDRI. Revenue is recognized as follows:

•	Executive membership revenue is primarily recognized on a ratable basis over the membership period, which is typically twelve months. In general, the majority of the deliverables within the Company’s memberships are consistently available throughout the membership period. Membership fees are billable, and revenue recognition begins, when a member agrees to the terms of the membership. The fees receivable and the related deferred revenue are recorded upon the commencement of the agreement or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the membership period. These services are separated from the remainder of the membership and arrangement consideration is allocated based principally on BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

•	Professional services revenue in the Human Resources sector is generally recognized ratably from the date services begin, which is primarily after the design of the service outputs, through the completion of the services. Professional services in the Sales sector is generally comprised of multiple element arrangements whereby arrangement consideration is allocated based principally on BESP and revenue for each unit of accounting is generally recognized as services are completed.

•	Executive education revenue is recognized as services are completed. The service offering generally includes one or more classroom-based training or presentation events. If more than one delivery date is evident, arrangement consideration is allocated on a pro-rata basis and revenue is recognized on the delivery date of each event.

•	PDRI’s primary customer is the US government and its agencies. Additionally, PDRI is expanding into the commercial market and is a subcontractor to other companies supporting the US government. Agreements with customers are: fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort. Revenue from FFP projects is recognized based on costs incurred compared to estimated costs at completion, resulting in percentage complete of the total contract value. Revenue on T&M projects is recognized based on total number of hours by labor category and negotiated contract rate plus any additional other direct costs. Revenue for licenses or subscriptions of IT products or platforms is recognized proportionately over the license period. For FFP level of effort projects, revenue is based on negotiated fixed rates of labor or deliverables, not to exceed the total contract FFP value. When customer orders represent multiple element arrangements, consideration is allocated to units of accounting based on BESP.

The SHL Talent Measurement segment generates the majority of its revenue from the sale of access to its cloud based assessment platforms. Access to the platforms is either sold as a subscription basis or for a set number of assessments. SHL also provides consulting services including fully outsourced assessment services. The SHL segment allocates arrangement consideration to the appropriate units of accounting based on BESP when sales to customers qualify as multiple element arrangements. Revenue is recognized as follows:

•	Revenue from subscription contracts is recognized ratably over the life of the contract. Revenue from agreements with a specified number of assessments is recognized upon usage, irrespective of whether the units are billed in advance or arrears.

•	Consulting arrangements generally include a measured amount of consulting effort to be performed. Revenue is recognized on a proportional performance basis based upon the level of effort completed through the end of each accounting period.

•	Training revenue is recognized upon delivery.

•	Outsourced assessment revenue from assessment projects is recognized as services are completed.

Deferred Incentive Compensation

Direct incentive compensation paid to the Company’s employees related to the negotiation of new and renewal customer arrangements is deferred and amortized over the term of the related arrangements as revenue is recognized.

Operating Leases

The Company has non-cancelable operating lease agreements for its offices with lease periods expiring between 2015 and 2032. The Company is committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. The Company recognizes rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods and lease escalations. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. The Company recognizes sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

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

Advertising Expense

The costs of designing and preparing advertising material are recognized throughout the production process. Communication costs, including magazine and newspaper space, radio time, and distribution, are recognized when the communication takes place. Advertising expense was $1.3 million, $0.8 million, and $0.3 million in 2014, 2013, and 2012, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Income tax benefits are recognized when, based on the technical merits of a tax position, the Company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e. a probability of greater than 50%) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The Company classifies interest and penalties related to the unrecognized tax benefits in its income tax provision.

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

The Company’s international operations subject it to risks related to currency exchange fluctuations. Prices for the CEB segment products and services are primarily denominated in US dollars; however, the Company began offering foreign currency billing in 2012 to certain members outside the United States. Many of the costs associated with the CEB segment’s operations located outside the United States are denominated in local currencies. Prices for the SHL Talent Measurement segment are denominated in the currency of the country of sale and are principally denominated in British Pound Sterling, Euro, the US dollar and the Australian dollar. Most of the costs associated with the SHL Talent Measurement segment’s operations are based in the United Kingdom and are denominated in British Pound Sterling.

The Company uses forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks. A forward contract locks in a current foreign currency exchange rate at which the foreign currency transaction will occur at the future date. The maximum length of time over which the Company hedges its exposure to the variability in future cash flows is 12 months.

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

	Year Ended December 31,
	2014	2013	2012
Basic weighted average shares outstanding	33,666	33,543	33,462
Effect of dilutive shares outstanding	373	400	359

Diluted weighted average shares outstanding	34,039	33,943	33,821

In 2013 and 2012, 0.4 million and 0.8 million shares, respectively, related to share-based compensation awards were excluded from the calculation of the effect of dilutive shares outstanding shown above because their impact would be anti-dilutive.

Note 3. Recent Accounting Pronouncements

Not yet adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. It requires an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This ASU is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. The Company does not expect this ASU will have an impact on the Company’s consolidated financial statements or related disclosures.

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

Note 4. Acquisitions

KnowledgeAdvisors

On February 28, 2014, the Company completed the acquisition of 100% of the equity interests of KnowledgeAdvisors, Inc. (“Metrics That Matter”). The purchase price, net of cash acquired, was $50.9 million. Metrics That Matter is a provider of analytics solutions for talent development professionals. Metrics That Matter analytics platform provides benchmarks that gauge the effectiveness of learning and development programs and allows Chief Human Resources Officers and Chief Learning Officers to improve employee competencies and generate stronger returns on talent investments.

Based on the fair value of the acquired assets and assumed liabilities as of the acquisition date, the Company allocated $24.0 million to amortizable intangible assets, consisting of customer relationships, acquired intellectual property, trade names, and software, with a weighted average amortization period of 4 years and $37.3 million to goodwill related primarily to workforce and expected revenue and cost synergies. Goodwill and intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $9.6 million related to the difference in the book and tax basis of identifiable intangible assets and a $3.1 million deferred tax asset related to net operating loss carryforwards. Deferred revenue at the acquisition date was recorded at fair value, which resulted in a $3.6 million reduction of the pre-acquisition basis of deferred revenue. When the services to which the deferred revenue relates were rendered in 2014, revenue recognized for these services was $3.6 million lower as a result of this purchase accounting adjustment. The Company is in the process of finalizing its evaluation of the fair value of acquired assets and liabilities; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized by February 28, 2015.

The operating results of Metrics That Matter have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Talent Neuron

On January 14, 2014, the Company acquired the Talent Neuron platform from Zinnov LLC for a cash payment of approximately $8.0 million. The Talent Neuron platform is a web-based solution started in 2011 that provides global talent market intelligence data, software, and decision support to assist executives with key talent planning activities. The Company allocated $1.7 million to intangible assets, consisting of acquired intellectual property and software, with a weighted average amortization period of 3 years and $6.3 million to goodwill which is deductible for tax purposes. The allocation of the purchase price is now final. The operating results of Talent Neuron have been included in the CEB segment since the date of the acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

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

	Preliminary	Adjustments	Final
Cash and cash equivalents	$5,748	$—	$5,748
Accounts receivable	42,026	—	42,026
Other current assets	12,590	1,665	14,255
Property and equipment	12,741	—	12,741
Other non-current assets	1,624	(1,581)	43
Accounts payable and accrued liabilities	(37,224)	9,663	(27,561)
Deferred income taxes, net	(93,898)	5,054	(88,844)
Deferred revenue	(21,070)	—	(21,070)
Other liabilities	(5,545)	(2,557)	(8,102)

Net tangible liabilities assumed	(83,008)		(70,764)
Intangible assets acquired
Customer relationships	166,100	—	166,100
Acquired intellectual property	96,600	—	96,600
Trade names	60,500	—	60,500
Goodwill	413,808	$(12,244)	401,564

Total purchase price allocation	$654,000		$654,000

In 2013, the Company adjusted its preliminary valuation of the acquired assets and liabilities assumed based upon new information pertaining to acquisition date fair value and for the correction of errors in income taxes payable and goodwill. The total adjustment to goodwill included in the table above was $12.2 million. Of this amount, approximately $10.9 million related to the correction of errors (see Note 8). The adjustments primarily relate to the remeasurement and correction of certain domestic and statutory tax liabilities and valuation of deferred tax assets attributable to SHL at the time of acquisition. Based on qualitative and quantitative factors considered, the Company deemed the adjustments to be immaterial to the overall consolidated financial statements. Thus, the consolidated balance sheet at December 31, 2012 was not retrospectively adjusted to include the effect of the measurement period adjustments. The allocation of the purchase price was finalized at December 31, 2013.

Goodwill and intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $90.1 million related to the difference in the book and tax basis of identifiable intangible assets. The final allocation of goodwill by reportable segment was $348.0 million to SHL Talent Measurement and $53.6 million to PDRI (included in the CEB segment) before the 2014 and 2013 PDRI goodwill impairments (see Note 8).

Customer relationships will be amortized over ten to fifteen years, acquired intellectual property will be amortized over seven to fifteen years, and trade names will be amortized over three to fifteen years. The estimated aggregate amortization expense relating to SHL Talent Measurement and PDRI intangible assets for each of the succeeding five years ended 2015 through 2019 is $25.1 million, $23.1 million, $23.1 million, $23.1 million, and $20.3 million, respectively, and $118.6 million thereafter after giving effect for the 2014 PDRI impairment (see Note 9).

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34 million. Of this amount, $17.1 million, $9.9 million, and $2.5 million would have been recognized as revenue in 2012, 2013, and 2014, respectively, if not written down in purchase accounting. The remaining $4.5 million would have been recognized as revenue primarily in 2015 if not written down in purchase accounting.

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

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the Company’s operating results as if the SHL acquisition had been completed on January 1, 2011. The pro forma financial information includes the impact of fair value adjustments, including a $35 million deferred revenue fair value adjustment (at the acquisition date exchange rate) on revenue recognized, amortization expense from acquired intangible assets, interest expense, and the related tax effects. In preparing the pro forma financial information, the Company assumed that $27 million of the deferred revenue fair value adjustment would be recognized in 2011 and $8 million would be recognized in 2012. In addition, Acquisition and related costs are presented in 2011 assuming the acquisition took place on January 1, 2011. Accordingly, the following unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 2011 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity (Unaudited and in thousands):

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

Other Investments

The Company made an additional investment totaling $4.8 million in one of its existing private entity investments (Target Account Selling Group Limited, or “TAS”) in 2014. As a result, at December 31, 2014, the Company had approximately a 20% equity ownership in TAS. The Company concluded that based on the increased size of the investment, it is able to exercise influence. As such, the Company has accounted for its investment using the equity method of accounting. At December 31, 2014 and 2013, the aggregate carrying amount of $7.5 million and $2.7 million, respectively, was included in Other non-current assets in the consolidated balance sheets.

Additionally, in 2014, the Company exchanged its investment in preferred stock of PayScale, Inc. for common shares of PayScale Holdings, Inc. as part of the acquisition of PayScale, Inc. by a third party. As such, the Company adjusted its cost-method investment carrying amount to fair value at the exchange date, which resulted in a $6.6 million non-cash gain in 2014. The fair value of the common shares received was measured at the price paid for shares of the same class by new investors in PayScale Holdings, Inc.

At December 31, 2014 and December 31, 2013, the Company held a total of five investments in private entities with an aggregate carrying amount of $26.0 million and $14.6 million, respectively, included in Other non-current assets in the consolidated balance sheets. The cost method is used for four of these investments, as the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practicable to estimate. The equity method is used for the TAS investment.

In 2014, the Company purchased a $2.6 million senior subordinated convertible promissory note (the “Convertible Note”) from one of its existing private entity investments. The Convertible Note matures on August 12, 2018 and bears annual interest of 8%. The Company has the right to elect to convert the outstanding principal and unpaid accrued interest to common shares of the investee at any time on or prior to the maturity date. Further, the Convertible Note provides an automatic conversion to preferred shares upon the investee’s equity financing event. The Company has bifurcated the automatic conversion feature since it represents an embedded derivative. The Company has accounted for the Convertible Note as an available-for-sale security. The fair value of the Convertible Note and the bifurcated automatic conversion feature of approximately $2.6 million are included in Other non-current assets in the consolidated balance sheet at December 31, 2014.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$114,934	$—	$—	$119,554	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	19,357	—	—	16,975	—
Forward currency exchange contracts	—	—	—	—	761	—
Interest rate swaps	—	—	—	—	880	—
Available-for-sale securities	—	—	2,643	—	—	—
Financial liabilities
Forward currency exchange contracts	—	23	—	—	—	—
Interest rate swaps	—	717	—	—	—	—

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

Available-for-sale securities represent the Convertible Note and related embedded derivative acquired by the Company in 2014 (see Note 4). The Company utilized various unobservable inputs, including the underlying stock price of the underlying company, interest rate trends, and probability of future conversions, to determine the fair value.

The changes to the fair values classified within Level 3 were, as follows (in thousands):

Beginning of year	$—
Available-for-sale securities acquired	2,643
Total gains recognized	—

End of year	$2,643

Certain assets, such as goodwill and intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded fair value adjustments relating to the PDRI reporting unit goodwill impairment in 2014 (see Note 8). Any such fair value measurements would be included in the Level 3 fair value hierarchy.

Note 6. Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2014	2013
Billed	$203,575	$199,327
Unbilled	81,707	74,033

	285,282	273,360
Allowance for uncollectible revenue	(2,213)	(2,096)

Total accounts receivable, net	$283,069	$271,264

Note 7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2014	2013
Furniture, fixtures, and equipment	$66,684	$76,438
Leasehold improvements	96,254	93,391
Computer software and website development costs	74,059	58,149

	236,997	227,978
Accumulated depreciation	(124,473)	(121,124)

Total property and equipment, net	$112,524	$106,854

Computer software and website development costs include the development of member facing websites that the Company uses to deliver research and advisory tools to customers. The net book value of these assets was $29.5 million and $23.8 million at December 31, 2014 and 2013, respectively. Depreciation expense for internally developed capitalized website development and internal use software was $10.2 million, $7.4 million, and $5.4 million in 2014, 2013, and 2012, respectively. Total depreciation expense was $29.4 million, $25.2 million, and $19.6 million in 2014, 2013, and 2012, respectively.

Note 8. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	December 31, 2014			December 31, 2013
	CEB segment	SHL Talent Measurement segment	Total	CEB segment	SHL Talent Measurement segment	Total
Gross goodwill, beginning of year	$93,719	$371,656	$465,375	$94,286	$377,013	$471,299
Goodwill acquired	43,584	—	43,584	—	—	—
Purchase accounting adjustments	(2,479)	—	(2,479)	(422)	(11,822)	(12,244)

Impact of foreign currency	(101)	(23,672)	(23,773)	(145)	6,465	6,320

Gross goodwill, end of year	134,723	347,984	482,707	93,719	371,656	465,375
Accumulated impairment loss, beginning of year	(22,600)	—	(22,600)	—	—	—
Impairment loss	(18,900)	—	(18,900)	(22,600)	—	(22,600)

Accumulated impairment loss, end of year	(41,500)	—	(41,500)	(22,600)	—	(22,600)

Net goodwill, end of year	$93,223	$347,984	$441,207	$71,119	$371,656	$442,775

The 2013 purchase accounting adjustments in the table above include $10.9 million related to the correction of errors in the SHL (including PDRI) acquisition date balance sheets. The adjustments primarily relate to the remeasurement and correction of certain domestic and statutory tax liabilities and valuation of deferred tax assets attributable to SHL at the time of the acquisition. The resulting $10.9 million goodwill decrease was recorded in the fourth quarter of 2013. The purchase accounting adjustments in the above table were calculated using the acquisition date foreign currency exchange rate. These errors were deemed immaterial based on the consideration of quantitative and qualitative factors.

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

The impairment loss for goodwill and customer relationships does not result in a tax deduction for income tax purposes. At the time of the PDRI acquisition, a deferred tax liability in the amount of $14.2 million was established for the non-deductible amortization associated with this asset. In connection with the customer relationship impairment loss, $8.0 million of this deferred tax liability was reduced. The goodwill impairment is considered a permanent tax difference and as such, increased the Company’s effective tax rate in 2014.

Management used the income approach (discounted cash flow model) to estimate the fair value of the reporting unit. The assumptions used in the income approach include revenue projections, EBITDA projections, estimated income tax rates, estimated capital expenditures, and an assumed discount rate based on various inputs. The assumptions which had the most significant effect on the determination of fair value were: 1) the projected revenues which include estimates for growth in future periods from expansion into other markets, 2) the projected cash flows which are driven by the revenue estimates and estimates of EBITDA margins in the future forecast period, and 3) the discount rate. Management, in conjunction with its valuation advisors, determined that due to the small size and specialized nature of the PDRI reporting unit, there was not sufficient comparable market data upon which to rely for purposes of establishing fair value of the reporting unit; however, management did consider comparable companies as a test of reasonableness for the estimate of fair value.

Under the income approach, management used internally generated projected financial information which included revenue growth rates that consider the Company’s plan for the expansion of PDRI into the private sector. The near to mid-term EBITDA margins were also estimated to increase nominally year-over-year from those experienced over the past six months during the forecast period. The assumed discount rate utilized was 14.5%. The assumed discount rate includes consideration for the risks associated with the revenue growth and EBITDA margin improvement assumptions in the forecast period.

If all assumptions were held constant, a one percentage point increase in the discount rate would have resulted in an approximately $1 million decrease in the estimated fair value of the reporting unit, primarily impacting goodwill. Assessing fair value includes, among other things, making key assumptions for estimating future cash flows and revenues. These assumptions are subject to a high degree of judgment and complexity. Management seeks to estimate operating results as accurately as possible with the information available at the time the forecast is developed. However, changes in assumptions and estimates may affect the estimated fair value of the reporting unit and could result in an impairment in future periods. If PDRI is not successful in selling its services commercially, or if the US Federal government spending cuts are deeper than currently anticipated, updated estimates of operating results could result in future impairment.

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

SHL Goodwill

The Company concluded that goodwill for the SHL reporting unit was not impaired at October 1, 2014, the date of the Company’s annual impairment test. The carrying value of the reporting unit was $598 million at October 1, 2014 including $363 million of goodwill and $242 million of amortizable intangible assets. The estimated fair value of the SHL reporting unit exceeded its carrying value by less than 10%. This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. If all assumptions were held constant, a one percentage point increase in the discount rate would have resulted in an approximately $29 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would have resulted in a $15 million decrease in the estimated fair value of the reporting unit.

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

The Company continues to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit. The reporting unit’s expenses are denominated primarily in the British Pound Sterling (“GBP”) while contracts with customers and revenues are in local currencies. An increase in the value of the GBP versus other global currencies may adversely impact operating results. Other factors that the Company is monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions. Through December 31, 2014, the SHL reporting unit’s operating results are in line with management estimates.

Note 9. Intangible Assets, Net

Intangible assets, net at December 31, 2014 consisted of the following (in thousands):

	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$202,981	$20,800	$45,116	$137,065	11.0
Acquired intellectual property	97,685	—	29,200	68,485	12.0
Trade names	62,499	—	12,547	49,952	12.3
Software	15,116	—	10,235	4,881	1.5

Total	$378,281	$20,800	$97,098	$260,383	11.3

Intangible assets, net at December 31, 2013 consisted of the following (in thousands):

	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted-Average Amortization Period (in years)
Customer relationships	$196,296	$—	$29,219	$167,077	12.0
Acquired intellectual property	98,855	—	19,176	79,679	13.5
Trade names	66,048	—	7,954	58,094	13.2
Software	11,223	—	6,381	4,842	1.5

Total	$372,422	$—	$62,730	$309,692	12.5

The Company’s intangible assets for foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

In 2014, as part of the interim impairment test for PDRI (see Note 8), the Company completed a recoverability test related to the intangible assets of PDRI, which is included in the CEB segment. On an undiscounted basis, the cash flows projected for

PDRI’s current customer list did not exceed the carrying value of the asset at the time of the interim impairment test. Management then performed a fair value calculation of the customer list asset based on estimates of future revenues and cash flows from those customers. The estimated fair value of the asset was $7.9 million, which was less than the carrying value of $28.7 million. As a result, the Company recorded a pre-tax impairment loss of $20.8 million in the second quarter of 2014. This non-cash loss did not impact the Company’s liquidity position or cash flows.

Amortization expense was $38.9 million, $34.9 million, and $18.3 million in 2014, 2013, and 2012, respectively. Future expected amortization of intangible assets at December 31, 2014, calculated using foreign currency exchange rates in effect at the balance sheet date, is as follows (in thousands):

2015	$34,164
2016	31,017
2017	27,842
2018	27,374
2019	20,938
Thereafter	119,048

Total	$260,383

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$6,653	$11,911
Advanced membership payments received	14,785	16,039
Other accrued liabilities	68,258	57,344

Total accounts payable and accrued liabilities	$89,696	$85,294

Note 11. Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred compensation	$19,145	$15,875
Lease incentives	39,628	33,209
Deferred rent benefit	37,104	34,596
Deferred revenue – long term	13,867	13,739
Other	13,088	18,005

Total other liabilities	$122,832	$115,424

Note 12. Senior Secured Credit Facilities

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

The maturity date of all Term A-1 Loans is August 2, 2018. The principal amount of the Term A-1 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-1 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Credit Agreement, including the new Tranche A Revolving Commitments, is August 2, 2018. The Term A-1 Loans and Tranche A Revolving Loans will, at the option of the Company, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios, which the Company achieved during 2014. As a result, the annual interest rate on the Term A-1 Loans was the Eurodollar Rate plus 2.00%, or 2.17%, at December 31, 2014.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on the Company’s net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows No mandatory prepayments were required for 2014. Thus, no amounts have been reclassified to current debt at December 31, 2014. In the event actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in the Company’s consolidated balance sheets. The Company was in compliance with all of the covenants of the Credit Agreement at December 31, 2014.

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

Total amortization expense of loan origination fees and deferred financing costs was $2.6 million, $2.8 million and $1.8 million in 2014, 2013, and 2012 respectively. The Company paid interest of $15.6 million, $20.3 million and $8.4 million in 2014, 2013, and 2012, respectively.

The future minimum payments for the Term A-1 Loans are as follows for the years ended December 31st (in thousands):

2015	$15,750
2016	20,750
2017	20,750
2018	450,000
2019	—
Thereafter	—

Total principal payments	507,250
Less: unamortized original issue discount	1,694

Present value of principal payments	505,556
Less: current portion	15,269

Debt – long term	$490,287

The Company believes the carrying value of its long term debt approximates its fair value as the terms and interest rates approximate market rates.

Note 13. Derivative Instruments and Hedging

The Company’s international operations are subject to risks related to currency exchange fluctuations. Prices for the CEB segment’s products and services are denominated primarily in US dollars (“USD”); however, the Company began offering foreign currency billing in 2012 to certain members outside the United States. Many of the costs associated with the CEB segment operations located outside the US are denominated in local currencies. As a consequence, increases in local currencies against the USD in countries where the CEB segment has foreign operations would result in higher effective operating costs and reduced earnings. The Company uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks. A forward currency contract locks in a current foreign currency exchange rate at which the foreign currency transaction will occur at the future date.

In October 2013, the Company entered into interest rate swap arrangements with notional amounts totaling $275 million which amortize to $232 million through the August 2, 2018 maturity date of the Term A-1 Loans. The interest rate swap arrangements effectively fix the Company’s interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loans. The arrangements, designated as cash flow hedging instruments, protect against adverse fluctuations in interest rates by reducing the Company’s exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months and from interest rate swaps is 44 months. The forward currency contracts and interest rate swaps are recognized in the consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings. There is generally no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was £0.3 million and £11.9 million at December 31, 2014 and December 31, 2013, respectively.

In January 2015, the Company entered into forward currency contracts with notional amounts totaling AU$17.0 million, £16.4 million, and €14.3 million which will settle at various times through December 31, 2015, to reduce the Company’s exposure to foreign currency exchange rate fluctuations. These contracts have been designated as cash flow hedges of anticipated revenues and expenses to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness.

The fair value of derivative instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	December 31,
Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets	$—	$761
Other non-current assets	—	880
Liability Derivatives
Accounts payable and accrued liabilities	23	—
Other liabilities	717	—

The pre-tax derivative instrument gains and losses recognized in OCI were as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	December 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Forward currency contracts	$34	$384
Interest rate swap arrangements	(4,863)	880

The pre-tax effect of derivative instruments in the Company’s consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	December 31,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2014	2013
Cost of services	$300	$(77)
Member relations and marketing	247	(63)
General and administrative	120	(31)
Interest expense	(3,266)	—

	$(2,599)	$(171)

Note 14. Stockholders’ Equity and Share-based Compensation

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

The Company recognized total share-based compensation costs of $15.6 million, $12.5 million, and $9.2 million in 2014, 2013, and 2012, respectively. These amounts are allocated to cost of services, member relations and marketing, and general and administrative expenses in the consolidated statements of operations. The total income tax benefit for share-based compensation arrangements was $6.2 million, $5.0 million, and $3.7 million in 2014, 2013, and 2012, respectively. At December 31, 2014, $24.9 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of 3 years.

Equity Incentive Plans

In June 2012, the Company’s stockholders approved and the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”), which provides for the granting of stock options, SARs, restricted stock, RSUs, deferred stock units, and incentive bonuses. The 2012 Plan provides for the issuance of up to 5,600,000 shares of common stock plus any shares subject to outstanding awards under the 2004 Incentive Plan (the “2004 Plan”) that, on or after June 7, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares), up to an aggregate maximum of 11,198,113 shares. Prior to the approval of the 2012 Plan, share based awards were issued under the 2004 plan. Upon stockholder approval of the 2012 Plan, the 2004 Plan was suspended and no new grants will be made under the 2004 Plan. The Company had 6.2 million shares available for issuance under the 2012 Plan at December 31, 2014. Each RSU and PSA grant counts 2.5 to 1 and each SAR grant counts 1 to 1 against the shares available for issuance under the 2012 Plan.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	2014		2013		2012
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	749,955	$46.03	782,517	$33.83	826,482	$26.58
Granted	340,298	69.70	320,204	56.65	324,384	42.38
Forfeited	(77,652)	54.57	(27,489)	45.35	(75,729)	30.39
Vested	(295,464)	40.76	(325,277)	27.18	(292,620)	23.74

Nonvested, end of year	717,137	58.51	749,955	46.03	782,517	33.83

Performance Based Stock Awards

The following table summarizes the changes in PSAs:

	2014		2013		2012
	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	60,639	$48.42	32,834	$41.87	—	$—
Granted	29,873	69.44	27,805	56.15	32,834	41.87
Forfeited	(11,909)	52.60	—	—	—	—
Performance adjustment	(915)	50.57	—	—	—	—
Vested	(29,700)	41.87	—	—	—	—

Nonvested, end of year	47,988	64.48	60,639	48.42	32,834	41.87

PSAs are granted to the Company’s corporate leadership team. The ultimate number of PSAs that vest is based upon the achievement of specified levels of revenue and Adjusted EBITDA in the three-year periods ended December 31, 2014, 2015, and 2016, respectively.

In February 2015, the Company’s Board of Directors approved the Company’s final performance measures for the three-year period ended December 31, 2014. As a result, on February 20, 2015, the Company released 29,700 PSAs, which vested on December 31, 2014.

Stock Appreciation Rights

The following table summarizes the changes in SARs:

	2014		2013		2012
	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price
Outstanding, beginning of year	587,998	$58.87	981,133	$64.53	1,118,258	$62.81
Granted	—	—	—	—	—	—
Forfeited	(850)	74.98	(221,010)	97.56	(58,375)	63.58
Exercised	(416,394)	67.74	(172,125)	41.47	(78,750)	40.80

Outstanding, end of year	170,754	37.14	587,998	58.87	981,133	64.53

Vested or expected to vest, end of year	170,754	37.14	585,898	58.97	976,933	64.68

Exercisable, end of year	170,754	37.14	572,998	59.62	951,133	65.62

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. At December 31, 2014 and 2013, the Company had 170,754 and 572,998 vested SARs with an aggregate intrinsic value of $6.0 million and $10.2 million, respectively. The total intrinsic value of SARs exercised in 2014 and 2013 was $3.5 million and $3.1 million, respectively.

The following table summarizes the characteristics of SARs at December 31, 2014:

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life-Years
$30.01 – $40.00	60,000	$30.01	2.69	60,000	$30.01	2.69
40.01 – 50.00	110,754	41.00	0.18	110,754	41.00	0.18

$30.01 – $50.00	170,754	37.14	1.07	170,754	37.14	1.07

Stock Options

The following table summarizes the changes in stock options:

	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	153,145	$40.91	672,865	$58.79
Granted	—	—	—	—
Forfeited	—	—	(475,875)	66.97
Exercised	(153,145)	40.91	(43,845)	32.46

Outstanding, end of year	—	—	153,145	40.91

Vested or expected to vest, end of year	—	—	153,145	40.91

Exercisable, end of year	—	—	153,145	40.91

There were no outstanding stock options at December 31, 2014 and 2013. The total intrinsic value of stock options exercised in 2013 and 2012 was $2.1 million, and $0.4 million, respectively.

Share Repurchases

In August 2011, the Company’s Board of Directors authorized a $50 million stock repurchase program for the Company’s common stock, which expired on December 31, 2012. In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program, which expired on December 31, 2014. In 2014, 2013, and 2012, the Company repurchased 0.4 million, 0.2 million, and 0.2 million shares of its common stock, respectively, at a total cost of $30.0 million, $2.7 million, and $10.0 million, respectively, pursuant to publicly announced plans. The remaining repurchase activity in 2014, 2013, and 2012 was related to common stock surrendered by employees to satisfy federal and state tax withholding obligations.

In February 2015, the Company’s Board of Directors approved a new $100 million stock repurchase program, which is authorized through December 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. In February 2015, the Board of Directors declared a first quarter 2015 cash dividend of $0.375 per share. The dividend is payable on March 31, 2015 to stockholders of record at the close of business on March 16, 2015. In 2014, the Company declared and paid quarterly cash dividends of $0.2625 per share for each quarter of 2014.

Preferred Stock

The Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share at December 31, 2014 and 2013. No shares were issued and outstanding at December 31, 2014 and 2013.

Note 15. Restructuring Costs

In the fourth quarter of 2014, the Company committed to a workforce reduction plan (the “2014 Plan”) as it identified areas where changes to structure as a result of technology investments or process improvement created redundancies. Total pretax restructuring charges related to the 2014 Plan are estimated to be approximately $3.3 million, consisting primarily of severance and related termination benefits, of which the Company recorded $1.8 million in the fourth quarter of 2014. The remaining costs are expected to be recognized and all of the cash is expected to be paid in 2015.

Changes to the 2014 Plan restructuring liability are, as follows (in thousands):

December 31, 2014
Balance at beginning of the year	$—
Costs incurred	1,830
Cash payments	—

Balance at end of the year	$1,830

Note 16. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current tax expense
Federal	$48,926	$30,421	$35,279
State and local	12,300	6,901	8,062
Foreign	846	3,411	2,685

Total current tax expense	62,072	40,733	46,026
Deferred tax (benefit) expense
Federal	(13,193)	425	(2,662)
State and local	(1,995)	(397)	(544)
Foreign	(6,206)	(12,294)	(5,251)

Total deferred tax (benefit) expense	(21,394)	(12,266)	(8,457)

Provision for income taxes	$40,678	$28,467	$37,569

In 2014, 2013, and 2012, the Company made cash payments for income taxes of $41.6 million, $43.4 million, and $36.9 million, respectively.

The components of Income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
US sources	$85,462	$67,248	$87,994
Non-US sources	6,388	(6,810)	(13,374)

Total	$91,850	$60,438	$74,620

The provision for income taxes differs from the amount of income taxes determined by applying the US federal income tax statutory rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory US federal income tax rate	35.0%	35.0%	35.0%
Effect of foreign tax rates	2.3	8.1	2.1
State income taxes, net of US federal benefit	6.6	7.5	6.2
Goodwill impairment	7.2	13.1	—
Effect of financing	(6.5)	(10.4)	(2.2)
Foreign exchange differences	(1.5)	(5.5)	(0.1)
Change in valuation allowance	(1.7)	4.1	—
Tax rate changes	—	(8.3)	0.2
Disallowed expenses, including transaction costs	2.2	1.9	7.1
Other	0.7	1.6	2.0

Effective tax rate	44.3%	47.1%	50.3%

The Company’s effective tax rate reflects the tax benefits of certain financing activities from year to year. In addition, the Company released a portion of the valuation allowance in various jurisdictions and incurred a lower impairment loss from the prior year further reducing the Company’s overall effective tax rate.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Share-based compensation	$4,808	$7,949
Accrued incentive compensation	17,091	17,537
Accruals and reserves	1,759	885
Net operating loss and tax credit carryforwards	16,132	16,142
Deferred compensation plan	6,550	4,748
Deferred revenue	13,954	6,649
Operating leases and lease incentives	25,270	22,588
Other	—	2,491

Total deferred tax assets	85,564	78,989
Valuation allowance	(10,136)	(11,463)

Total deferred tax assets, net of valuation allowance	75,428	67,526
Deferred tax liabilities
Deferred incentive compensation	9,165	9,635
Depreciation	12,402	11,439
Goodwill and intangibles	65,789	76,663
Other	2,082	557

Total deferred tax liabilities	89,438	98,294

Net deferred tax liabilities	$14,010	$30,768

The Company’s deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards and tax credits in various jurisdictions. Current evidence does not suggest the Company will realize sufficient taxable income of the appropriate character within the carryforward period to allow the Company to realize these deferred tax benefits. If the Company were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense.

At December 31, 2014, the Company had US net operating loss carryforwards for federal tax purposes of approximately $8.9 million which expire, if unused, in various years from 2020 to 2031. At December 31, 2014, the Company had $11.3 million of non-trading losses and $2.0 million of net operating losses available for carryforward indefinitely under UK tax law. At December 31, 2014, the Company had other foreign net operating loss carryforwards of approximately $4.0 million, of which $2.1 million can be carried forward indefinitely under current local tax laws and $1.9 million will expire, if unused, years beginning 2030. The Company has recorded a $1.9 million valuation allowance against the deferred tax asset related to the UK tax losses carryforwards at December 31, 2014.

The Company has Washington DC tax credit carryforwards resulting in a deferred tax asset of $7.2 million at December 31, 2014 and 2013, respectively. These credits expire in years 2015 through 2018. The Company recorded a $7.2 million valuation allowance related to these credit carryforwards at December 31, 2014 and 2013, respectively.

Undistributed earnings of the Company’s foreign subsidiaries were $59.8 million, $37.6 million, and $34.0 million at December 31, 2014, 2013, and 2012, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for applicable taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the US liability.

A reconciliation of the beginning and ending unrecognized tax benefit was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of the year	$16,044	$5,074	$1,132
Additions based on tax positions related to the current year	805	1,686	23
Additions for tax positions of prior years	6,654	10,856	—
Positions assumed in SHL acquisition	—	—	3,999
Reductions for tax positions of prior years	(318)	(467)	—
Reductions for lapse of statute of limitations	(1,364)	(1,105)	(80)
Settlements	—	—	—

Balance at end of the year	$21,821	$16,044	$5,074

The Company files income tax returns in US Federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2011. If the Company was able to recognize the uncertain tax benefits of $21.8 million, only $18.1 million would affect the Company’s effective tax rate. Interest and penalties recognized related to uncertain tax positions amounted to $0.2 million, $(0.2) million, and $0.2 million in 2014, 2013, and 2012, respectively. Accrued interest and penalties were $1.8 million and $1.6 million at December 31, 2014 and 2013, respectively, and was included in Accounts payable and accrued liabilities. The Company revised its acquisition related uncertain tax benefits in 2014 resulting in an increase to unrecognized tax benefits with an offsetting decrease in interest.

At December 31, 2014, the Company had outstanding claims related to income apportionment with certain state taxing jurisdictions that, if successful, would result in a refund of $15.5 million. Due to the uncertainty of the ability to recover the claims, the Company established an uncertain tax benefit of $15.5 million. The Company has prepaid certain foreign tax assessments which are being challenged and has established an uncertain tax benefit on those taxes. The Company believes that it is reasonably possible that a decrease of up to $15.5 million in unrecognized tax benefits related to state exposures may be necessary within the coming year. In addition, the Company believes that it is reasonably possible that $0.9 million of its current other remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2015 as a result of a lapse in the statute of limitations.

The Internal Revenue Service commenced an examination of the Company’s US income tax returns for 2008 through 2010 in the second quarter of 2012. The examination was completed in 2013 with no material adjustments.

Note 17. Employee Benefit Plans

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) plan (the “Plan”). Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. The Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The Company’s matching contribution is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire and an employee must be employed by the Company on the last day of the Plan year in order to vest in the Company’s contribution for that year. The Company’s contributions to the Plan were $6.6 million, $6.4 million, and $4.5 million in 2014, 2013, and 2012, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan (the “ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first or last day of the applicable offering period. In 2014, 2013, and 2012, the Company issued 21,605 shares, 19,616 shares, and 19,420 shares of common stock, respectively, under the ESPP. At December 31, 2014, approximately 0.7 million shares were available for issuance.

Deferred Compensation Plan

The Company has a Deferred Compensation Plan (the “Deferred Compensation Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Deferred Compensation Plan provides for deferred amounts to be credited with investment returns based on investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Company invests funds sufficient to pay the deferred compensation liabilities in mutual fund investments through insurance contracts in a Rabbi Trust to match the investment options made by participants. These investments are considered trading securities, carried at fair value, and included in Other assets in the consolidated balance sheets. Earnings associated with the Deferred Compensation Plan’s assets were $0.7 million, $2.1 million, and $1.7 million in 2014, 2013, and 2012, respectively, and are included in Interest income and other while offsetting changes in individual participant account balances are recorded as compensation expense in the consolidated statements of operations.

The Deferred Compensation Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Deferred Compensation Plan. The Company did not make any discretionary contributions to the Deferred Compensation Plan in 2014, 2013, or 2012.

Note 18. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2032. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

In July 2014, the Company entered into a lease agreement (subsequently amended and restated in December 2014) to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. The Company currently expects to pay approximately $22 million per year beginning in 2018, subject to rental escalations and a pro rata share of increased operating expenses and real estate taxes above the base year. The new lease agreement provides the Company with various incentives, currently estimated to total approximately $56 million. The Company will accrue these lease incentives and recognize them on a straight-line basis over the term of the new Arlington, Virginia lease as a reduction of rent expense. The Company expects to account for the new lease as an operating lease. In January 2015 and February 2015, the Company provided $5 million in an escrow account and $3.6 million in the form of a letter of credit, respectively, to satisfy the security deposit requirements under this lease.

In connection with the new lease, the lessor agreed to assume the Company’s previous obligations for one of its Arlington, Virginia locations. In the event the lessor fails to make required payments, as provided in the assignment agreement, the Company has the right to reduce its rental payments for the new lease. Based on the information available at December 31, 2014, the lease assignment is included in the sublease receipts amounts in the table below beginning in 2018 and thereafter. The Company will remain the primary obligor in case of default by the new lease lessor under this assumption. The new lease lessor may negotiate a sublease or settlement of the obligation it has assumed. If and when such sublease or settlement is negotiated, the Company would be required to recognize a loss on the sublease or settlement equal to the difference between the fair value of the sublease rentals (or in the event of settlement, the settlement payment) and the Company’s obligation under the lease.

In September 2013, one of the subtenants of the Company’s headquarters exercised its right under the sublease to acquire additional office space of approximately 29,000 square feet. This expansion period began in October 2014 and will co-terminate with the subtenants other sub-leases in January 2028. The Company will receive an additional $21.5 million over the duration of the sublease.

In October 2012, the Company entered into a lease agreement for 108,800 square feet in Arlington, Virginia. This increased the Company’s aggregate rent expense by $2.7 million in 2013 and by $4.6 million each year thereafter through the end of the lease period. Total lease payments over the non-cancelable term ending on December 31, 2023, including escalations, will be approximately $56 million.

In November 2012, the Company entered into an agreement to extend a current sublease for one floor of its corporate headquarters and sublet an additional floor beginning on January 1, 2014 for a five year period.

Future minimum rental payments under non-cancelable operating leases (including the new Arlington, Virginia lease) and future minimum receipts under subleases (including the lease assignment discussed above), excluding executory costs, are as follows at December 31, 2014 (in thousands):

	Payments Due by Period at December 31, 2014
	Total	YE 2015	YE 2016	YE 2017	YE 2018	YE 2019	Thereafter
Operating lease obligations	$952,397	$52,613	$52,734	$50,504	$69,912	$63,877	$662,757
Subleases receipts	(308,033)	(21,781)	(22,308)	(22,396)	(28,452)	(24,267)	(188,829)

Total net lease obligations	$644,364	$30,832	$30,426	$28,108	$41,460	$39,610	$473,928

Rent expense, net of sublease income, was $30.5 million, $29.8 million, and $24.2 million in 2014, 2013, and 2012, respectively.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $4.5 million and $5.8 million liability at December 31, 2014 and 2013, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services.

Other

At December 31, 2014, the Company had outstanding letters of credit totaling $7.8 million to provide security deposits for certain office space leases. The letters of credit expire annually but will automatically extend for another annual term from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements.

Note 19. Changes in Accumulated Elements of Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive income (loss) (“AOCI”) is a balance sheet item in the stockholders’ equity section of the Company’s consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in 2014 were, as follows (in thousands):

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2013	$909	$42,378	$43,287
Net unrealized (losses) gains	(2,897)	—	(1,914)
Reclassification of losses (gains) into earnings	1,559	—	576
Net translation of investments in foreign operations	—	(32,926)	(32,926)
Net translation of intra-entity loans	—	(14,612)	(14,612)

Net change in Accumulated other comprehensive income (loss)	(1,338)	(47,538)	(48,876)

Balance, December 31, 2014	$(429)	$(5,160)	$(5,589)

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans which the Company deems to be of a long-term investment nature.

Note 20. Segments and Geographic Areas

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. Since the acquisition of SHL, the Company has had two reportable segments, CEB and SHL Talent Measurement. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. The CEB segment also includes the operations of PDRI, a service provider of customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises, and recently-acquired Metrics That Matter and Talent Neuron.

The SHL Talent Measurement segment, which includes the operations of SHL (other than PDRI) that the Company acquired on August 2, 2012, provides cloud-based solutions for talent assessment, talent development, talent strategy and analytics, and decision support as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees and applicants. SHL Talent Measurement segment provides assessments that assist customers in determining potential candidates for employment and career planning, consulting services that are customizations to the assessments, and training services related to use of assessments.

The Company evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the reduction of SHL and Metrics That Matter revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the acquisition date to fair value (the “deferred revenue fair value adjustment”). The Company defines segment Adjusted EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes; provision for income taxes; interest expense, net; gain on cost method investment; debt extinguishment costs; depreciation and amortization; the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; restructuring costs; share-based compensation; costs associated with exit activities; and gain on acquisition. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Management uses these non-GAAP financial measures to evaluate and compare segment operating performance. These segment non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results.

Information for the Company’s reportable segments was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue
CEB segment	$701,573	$634,302	$564,062
SHL Talent Measurement segment	207,401	185,751	58,592

Total revenue	$908,974	$820,053	$622,654

Adjusted revenue
CEB segment	$705,110	$634,302	$564,062
SHL Talent Measurement segment	209,870	195,665	75,726

Total Adjusted revenue	$914,980	$829,967	$639,788

Operating profit (loss)
CEB segment	$98,108	$103,322	$97,013
SHL Talent Measurement segment	(4,463)	(12,609)	(12,345)

Total operating profit	$93,645	$90,713	$84,668

Adjusted EBITDA
CEB segment	$199,464	$173,537	$154,600
SHL Talent Measurement segment	38,265	32,554	19,589

Total Adjusted EBITDA	$237,729	$206,091	$174,189

Adjusted EBITDA margin
CEB segment	28.3%	27.4%	27.4%
SHL Talent Measurement segment	18.2%	16.6%	25.9%
Total Adjusted EBITDA margin	26.0%	24.8%	27.2%

Depreciation and amortization
CEB segment	$33,707	$28,356	$24,371
SHL Talent Measurement segment	34,579	31,731	13,487

Total depreciation and amortization	$68,286	$60,087	$37,858

The table below reconciles revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$908,974	$820,053	$622,654
Impact of the deferred revenue fair value adjustment	6,006	9,914	17,134

Adjusted revenue	$914,980	$829,967	$639,788

The table below reconciles Net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income	$51,172	$31,971	$37,051
Provision for income taxes	40,678	28,467	37,569
Interest expense, net	18,046	22,337	10,834
Gain on cost method investment	(6,585)	—	—
Debt extinguishment costs	—	6,691	—
Depreciation and amortization	68,286	60,087	37,858
Impact of the deferred revenue fair value adjustment	6,006	9,914	17,134
Acquisition related costs	2,964	11,477	24,529
Impairment loss	39,700	22,600	—
Restructuring costs	1,830	—	—
Share-based compensation	15,632	12,547	9,214

Adjusted EBITDA	$237,729	$206,091	$174,189

Adjusted EBITDA Margin	26.0%	24.8%	27.2%

The following is a reconciliation of segment assets to total assets (in thousands):

	December 31,
	2014	2013
Cash and cash equivalents
CEB segment	$51,128	$69,280
SHL Talent Measurement segment	63,806	50,274

Total cash and cash equivalents	$114,934	$119,554

Accounts receivable, net
CEB segment	$221,365	$212,008
SHL Talent Measurement segment	61,704	59,256

Total accounts receivable, net	$283,069	$271,264

Goodwill
CEB segment	$93,223	$71,119
SHL Talent Measurement segment	347,984	371,656

Total goodwill	$441,207	$442,775

Intangible assets, net
CEB segment	$34,747	$42,479
SHL Talent Measurement segment	225,636	267,213

Total intangible assets	$260,383	$309,692

Property and equipment, net
CEB segment	$95,552	$88,316
SHL Talent Measurement segment	16,972	18,538

Total property and equipment, net	$112,524	$106,854

Total assets
CEB segment	$626,999	$602,471
SHL Talent Measurement segment	730,385	781,204

Total assets	$1,357,384	$1,383,675

The Company has revenue and long-lived assets, consisting of property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States	Europe	Other Countries	Total
2014
Revenue	$559,030	$187,274	$162,670	$908,974
Long-lived assets	210,367	594,316	9,431	814,114

2013
Revenue	$498,682	$173,060	$148,311	$820,053
Long-lived assets	190,253	661,517	7,550	859,320

2012
Revenue	$408,022	$104,825	$109,807	$622,654
Long-lived assets	201,455	693,445	8,552	903,452

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

Note 22. Quarterly Financial Data (unaudited)

Unaudited summarized quarterly financial data was as follows (in thousands, except per-share amounts):

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$209,437	$230,427	$229,008	$240,102
Total costs and expenses	190,959	239,657	190,959	193,754
Operating profit (loss)	18,478	(9,230)	38,049	46,348
Income (loss) before provision for income taxes	13,042	(8,608)	39,422	47,994
Net income (loss)	7,656	(6,421)	21,382	28,555

Basic earnings (loss) per share	0.23	(0.19)	0.63	0.85
Diluted earnings (loss) per share	0.22	(0.19)	0.63	0.84

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$190,272	$204,610	$201,735	$223,436
Total costs and expenses	167,570	176,095	195,990	189,685
Operating profit	22,702	28,515	5,745	33,751
Income (loss) before provision for income taxes	17,854	22,019	(7,995)	28,560
Net income (loss)	11,208	13,568	(5,383)	12,578

Basic earnings (loss) per share	0.34	0.41	(0.16)	0.37
Diluted earnings (loss) per share	0.33	0.40	(0.16)	0.37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The following information is included in the Company’s Proxy Statement related to its 2015 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2014 (the “Proxy Statement”) and is incorporated herein by reference:

•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company

•	Information regarding executive officers of the Company

•	Information regarding the Company’s Audit Committee and designated “audit committee financial experts”

•	Information on the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Code of Conduct for Officers, Directors and Employees,” and on the Company’s corporate governance guidelines (also available on the Company’s website at www. executiveboard.com)

•	Information regarding Section 16(a) beneficial ownership reporting compliance

Item 11.	Executive Compensation.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding the Company’s compensation of its named executive officers

•	Information regarding the Company’s compensation of its directors

•	The report of the Company’s Compensation Committee

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding security ownership of certain beneficial owners, directors and executive officers

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2014.

	(A)	(B)	(C)
Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number of Securities Remaining Available or Future Issuances under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity compensation plans approved by stockholders (1)	935,879	$37.14	6,227,181
Equity compensation plans not approved by stockholders	—	—	—

Total	935,879	$37.14	6,227,181

(1)	Number of securities includes 717,137 restricted stock units (“RSU”), 47,988 performance share awards (“PSA”), and 170,754 stock appreciation rights (“SAR”). Each RSU and PSA grant counts 2.5 to 1 and each SAR grant counts 1 to 1 against the shares available for issuance under the 2012 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following information is included in the Proxy Statement and incorporated herein by reference:

•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company

•	Information regarding related party transactions

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” of our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	The following financial statements of the registrant and reports of Independent Registered Public Accounting Firm are included in Item 8 hereof:

(2)	Except as provided below, all schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements or are not required under the related instructions, or are not applicable and therefore have been omitted.

Schedule II-Valuation and Qualifying Accounts.

(3)	The exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Description of Exhibit

2.1	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of SHL Group Holdings 1 Limited and Certain Shares in SHL Group Holdings 3 Limited between the Sellers, The Corporate Executive Board Company (UK) Limited (as Buyer), The Corporate Executive Board Company (as Guarantor), and VSS Communications Partners IV, L.P. (as Qwiz Guarantor), dated July 2, 2012 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

3.3	Certificate of Retirement of the Class A Voting Common Stock and the Class B Non-Voting Common Stock of the Corporate Executive Board Company. (Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 1999.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

10.1	2004 Stock Incentive Plan, as amended June 14, 2007. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2007.) *

10.2	Form of term sheet for director non-qualified stock options. (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K for the year ended December 31, 2001.) *

10.3	The Corporate Executive Board Deferred Compensation Plan, as amended, effective January 1, 2008. (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008)*

10.4	Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan and form of Term Sheet for Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.) *

10.5	Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under the 2001 Stock Option Plan, 2002 Non-Executive Stock Incentive Plan and the 2004 Stock Incentive Plan and form of Term Sheet for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.) *

10.6	Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation and Work Product, dated August 20, 1997, between the Company’s predecessor and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.)

10.7	Amendments to the 2004 Stock Incentive Plan, 2002 Non-Executive Stock Incentive Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Employee Stock Purchase Plan and Directors’ Stock Plan, adopted December 22, 2006. (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2006.) *

10.8	Collaboration Agreement, dated February 6, 2007, with The Advisory Board Company. (Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.)

10.9	Form of Employer Protection Agreement, revised February 12, 2011. (Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.)

10.10	Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.) *

10.11	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007.)

10.12	Form of Change in Control Severance Agreement. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2008.) *

10.13	Revised Form of Employer Protection Agreement, adopted February 12, 2010. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009.)

10.14	Revised Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan for Restricted Stock Units. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.15	Revised Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under 2004 Stock Incentive Plan for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.16	Severance Program – Corporate Leadership Team, adopted January 8, 2010. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.17	Form of Indemnity Agreement between The Corporate Executive Board Company and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2011.) *

10.18	Extension letter, dated February 5, 2014, to the Collaboration Agreement with The Advisory Board Company, dated February 6, 2007. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2013.)

10.19	Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2011.)*

10.20	Executive Severance Agreement, dated as of February 3, 2012, by and between The Corporate Executive Board Company and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011.) *

10.21	Revised Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2011.)*

10.22	Credit Agreement, dated as of July 2, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

10.23	Amendment No. 1 to the Credit Agreement, dated as of July 18, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.24	Amendment No. 2 to the Credit Agreement, dated as of August 1, 2012, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.25	The Corporate Executive Board Company 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2012.)*

10.26	Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2012.)*

10.27	Lease agreement by and between Geneva Associates Limited Partnership and The Corporate Executive Board Company, dated October 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2012.)

10.28	Amendment No. 3 to the Credit Agreement, dated as of August 2, 2013, by and among The Corporate Executive Board Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.)

10.29	Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.)*

10.30	Amended and Restated Severance Program – Corporate Leadership Team, adopted July 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.)*

21.1	List of the Subsidiaries of The Corporate Executive Board Company. †

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The Corporate Executive Board Company

We have audited the consolidated financial statements of The Corporate Executive Board Company as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014 and have issued our report thereon dated February 27, 2015 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 27, 2015

THE CORPORATE EXECUTIVE BOARD COMPANY

Schedule II-Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Balance assumed with SHL acquisition	Additions Charged to Revenue	(Deductions)/ Additions Charged To Provision for Income Taxes	Deductions from Reserve	Balance at End of Year
Year ended December 31, 2014
Allowance for uncollectible revenue	$2,096	$—	$6,459	$—	$6,342	$2,213
Valuation allowance on deferred tax assets	$11,463	$—	$—	$(1,327)	$—	$10,136
Year ended December 31, 2013
Allowance for uncollectible revenue	$2,409	$—	$6,859	$—	$7,172	$2,096
Valuation allowance on deferred tax assets	$11,248	$(2,562)	$—	$2,777	$—	$11,463
Year ended December 31, 2012
Allowance for uncollectible revenue	$962	$1,086	$4,964	$—	$4,603	$2,409
Valuation allowance on deferred tax assets	$7,886	$3,028	$—	$394	$60	$11,248

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 27, 2015.

THE CORPORATE EXECUTIVE BOARD COMPANY

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas L. Monahan III Thomas L. Monahan III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Richard S. Lindahl Richard S. Lindahl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gregor S. Bailar Gregor S. Bailar	Director

/s/ Stephen M. Carter Stephen M. Carter	Director

/s/ Gordon J. Coburn Gordon J. Coburn	Director

/s/ L. Kevin Cox L. Kevin Cox	Director

/s/ Daniel O. Leemon Daniel O. Leemon	Director

/s/ Stacey Rauch Stacey Rauch	Director

/s/ Jeffrey R. Tarr Jeffrey R. Tarr	Director