Form 10-Q
period 2015-03-31
CORPORATE EXECUTIVE BOARD CO
filed 2015-05-04
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The Company had 33,460,457 shares of common stock, par value $0.01 per share, outstanding at April 24, 2015.

THE CORPORATE EXECUTIVE BOARD COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$204,207	$114,934
Accounts receivable, net	190,915	283,069
Deferred income taxes, net	19,936	19,834
Deferred incentive compensation	28,397	25,779
Prepaid expenses and other current assets	28,000	21,245

Total current assets	471,455	464,861

Deferred income taxes, net	848	909
Property and equipment, net	109,317	112,524
Goodwill	423,153	441,207
Intangible assets, net	241,330	260,383
Other non-current assets	82,249	77,500

Total assets	$1,328,352	$1,357,384

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$68,672	$89,696
Accrued incentive compensation	65,527	65,731
Deferred revenue	478,665	452,679
Deferred income taxes, net	396	190
Debt – current portion	17,769	15,269

Total current liabilities	631,029	623,565

Deferred income taxes	31,556	34,563
Other liabilities	124,730	122,832
Debt – long term	485,218	490,287

Total liabilities	1,272,533	1,271,247

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 45,241,859 and 45,040,249 shares issued, and 33,479,259 and 33,445,394 shares outstanding at March 31, 2015 and December 31, 2014, respectively	452	450
Additional paid-in capital	469,388	460,913
Retained earnings	370,102	363,542
Accumulated elements of other comprehensive income	(37,692)	(5,589)
Treasury stock, at cost, 11,762,600 and 11,594,815 shares at March 31, 2015 and December 31, 2014, respectively	(746,431)	(733,179)

Total stockholders’ equity	55,819	86,137

Total liabilities and stockholders’ equity	$1,328,352	$1,357,384

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$221,599	$209,437
Costs and expenses:
Cost of services	78,659	77,238
Member relations and marketing	66,085	66,763
General and administrative	28,805	29,125
Acquisition related costs	—	1,339
Restructuring costs	1,238	—
Depreciation and amortization	16,842	16,494

Total costs and expenses	191,629	190,959

Operating profit	29,970	18,478
Other income (expense), net
Interest income and other	5,726	(510)
Interest expense	(4,439)	(4,926)

Other income (expense), net	1,287	(5,436)

Income before provision for income taxes	31,257	13,042
Provision for income taxes	12,167	5,386

Net income	$19,090	$7,656

Basic earnings per share	$0.57	$0.23
Diluted earnings per share	$0.56	$0.22
Weighted average shares outstanding:
Basic	33,517	33,639
Diluted	33,855	34,072

Dividends declared and paid per share	$0.375	$0.2625

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$19,090	$7,656
Other comprehensive (loss) income:
Foreign currency translation adjustment	(31,520)	1,981
Foreign currency hedges, net of tax (expense) benefit of ($0.3) million and $0.1 million in 2015 and 2014, respectively	591	(152)
Interest rate swaps, net of tax benefit of $0.8 million and $0.1 million in 2015 and 2014, respectively	(1,174)	(179)

Comprehensive (loss) income	$(13,013)	$9,306

See accompanying notes to condensed consolidated financial statements.

THE CORPORATE EXECUTIVE BOARD COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$19,090	$7,656
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity method investment loss	837	—
Depreciation and amortization	16,842	16,494
Amortization of credit facility issuance costs	649	642
Deferred income taxes	(879)	(1,150)
Share-based compensation	4,403	3,980
Excess tax benefits from share-based compensation arrangements	(3,829)	(2,627)
Foreign currency remeasurement (gain) loss	(3,132)	259
Changes in operating assets and liabilities:
Accounts receivable, net	90,359	82,742
Deferred incentive compensation	(2,718)	(2,140)
Prepaid expenses and other current assets	(7,065)	(7,190)
Other non-current assets	(6,008)	5
Accounts payable and accrued liabilities	(16,607)	(15,280)
Accrued incentive compensation	386	1,576
Deferred revenue	29,537	28,946
Other liabilities	2,253	605

Net cash flows provided by operating activities	124,118	114,518

Cash flows from investing activities:
Purchases of property and equipment	(6,112)	(11,033)
Cost method and other investments	(339)	—
Acquisition of businesses, net of cash acquired	—	(58,959)

Net cash flows used in investing activities	(6,451)	(69,992)

Cash flows from financing activities:
Payments of credit facility	(2,688)	(2,688)
Proceeds from the issuance of common stock under the employee stock purchase plan	366	249
Excess tax benefits from share-based compensation arrangements	3,829	2,627
Purchase of treasury shares	(6,092)	—
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(6,605)	(4,490)
Payment of dividends	(12,530)	(8,826)

Net cash flows used in financing activities	(23,720)	(13,128)

Effect of exchange rates on cash	(4,674)	690

Net increase in cash and cash equivalents	89,273	32,088
Cash and cash equivalents, beginning of period	114,934	119,554

Cash and cash equivalents, end of period	$204,207	$151,642

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

The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in CEB’s 2014 Annual Report on Form 10-K.

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2014 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ended December 31, 2015 or any other period within 2015.

In the fourth quarter of 2014, the Company adjusted the classification of certain costs within the SHL Talent Measurement segment. To conform to the current year presentation, the Company reclassified approximately $0.9 million and $0.6 million from Cost of services and Member relations and marketing, respectively, to General and administrative in the three months ended March 31, 2014. The reclassification did not have an impact on total costs and expenses or operating profit.

Note 2. Recent Accounting Pronouncements

Not yet adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this ASU will have a material impact on the Company’s consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, and changes disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In April 2015, the FASB proposed a one-year deferral of the effective date to periods beginning after December 15, 2017 with early adoption permitted as early as the initial effective date. The Company is in the process of evaluating the methods of adoption allowed by the ASU and assessing its impact on the Company’s consolidated financial statements and related disclosures.

Note 3. Acquisitions and Investments

KnowledgeAdvisors™

On February 28, 2014, the Company completed the acquisition of 100% of the equity interests of KnowledgeAdvisors™, Inc. (“Metrics That Matter™”). The purchase price, net of cash acquired, was $50.9 million. Metrics That Matter™ is a provider of analytics solutions for talent development professionals. Metrics That Matter™ analytics platform provides benchmarks that gauge the effectiveness of learning and development programs and allows Chief Human Resources Officers and Chief Learning Officers to improve employee competencies and generate stronger returns on talent investments. The allocation of the purchase price was finalized in the first quarter of 2015.

Talent Neuron™

On January 14, 2014, the Company acquired the Talent Neuron™ platform from Zinnov LLC for a cash payment of approximately $8.0 million. The Talent Neuron™ platform is a web-based solution started in 2011 that provides global talent market intelligence data, software, and decision support to assist executives with key talent planning activities. The allocation of the purchase price was finalized as of December 31, 2014.

Other Investments

At March 31, 2015, the Company had approximately 20% equity ownership in Target Accounting Selling Group Limited (“TAS”), for which it accounts using the equity method of accounting. During the three months ended March 31, 2015, the Company recognized $0.8 million of net losses related to its TAS investment, which are included in Interest income and other in the Company’s condensed consolidated statements of operations. At March 31, 2015 and December 31, 2014, the aggregate carrying amount of $6.7 million and $7.5 million, respectively, was included in Other non-current assets in the condensed consolidated balance sheets.

During the three months ended March 31, 2015, the Company made an additional investment of $0.3 million in one of its existing private entity investments. At March 31, 2015 and December 31, 2014, the Company held a total of four investments in private entities, for which the cost method is used, with an aggregate carrying amount of $18.8 million and $18.5 million, respectively, included in Other non-current assets in the condensed consolidated balance sheets. As the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practicable to estimate.

In 2014, the Company purchased a $2.6 million senior subordinated convertible promissory note (the “Convertible Note”) from one of its existing private entity investments. The Convertible Note matures on August 12, 2018 and bears annual interest of 8%. The Company has the right to elect to convert the outstanding principal and unpaid accrued interest to common shares of the investee at any time on or prior to the maturity date. Further, the Convertible Note provides an automatic conversion to preferred shares upon the investee’s equity financing event. The Company has bifurcated the automatic conversion feature since it represents an embedded derivative. The Company has accounted for the Convertible Note as an available-for-sale security. The fair value of the Convertible Note and the bifurcated automatic conversion feature of approximately $2.6 million are included in Other non-current assets in the condensed consolidated balance sheet at March 31, 2015 and December 31, 2014.

Note 4. Fair Value Measurements

Measurements

The fair value hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$204,207	$—	$—	$114,934	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	20,020	—	—	19,357	—
Available-for-sale securities	—	—	2,643	—	—	2,643
Forward currency exchange contracts	—	1,230	—	—	—	—

Financial liabilities
Forward currency exchange contracts	$—	$382	$—	$—	$23	$—
Interest rate swaps	—	2,673	—	—	717	—

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

There were no material changes in the Level 3 available-for-sale securities during the three months ended March 31, 2015.

The fair value of the Company’s long term debt is based on Level 2 inputs using quoted market prices for similar issuances after considering observable market-based inputs such as quality, interest rates, and other characteristics. The carrying value of the Company’s long term debt approximates its fair value as the terms and interest rates approximate market rates.

Certain assets, such as goodwill and intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). During the quarter ended June 30, 2014, the Company recorded an impairment loss of $39.7 million. Of this amount, $20.8 million related to the customer list intangible asset and $18.9 million related to the goodwill of the Personnel Decisions Research Institutes, Inc. (“PDRI”) reporting unit. This loss did not impact the Company’s liquidity position or cash flows. There were no goodwill or intangible asset impairment charges during the three months ended March 31, 2015 and 2014.

Note 5. Accounts Receivable, net

Accounts receivable, net consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Billed	$116,903	$203,575
Unbilled	76,058	81,707

	192,961	285,282
Allowance for uncollectible revenue	(2,046)	(2,213)

Accounts receivable, net	$190,915	$283,069

Note 6. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	March 31, 2015			December 31, 2014
	CEB segment	SHL Talent Measurement segment	Total	CEB segment	SHL Talent Measurement segment	Total
Gross goodwill, beginning of period	$134,723	$347,984	$482,707	$93,719	$371,656	$465,375
Goodwill acquired	—	—	—	43,584	—	43,584
Purchase accounting adjustments	(1,415)	—	(1,415)	(2,479)	—	(2,479)
Impact of foreign currency	(618)	(16,021)	(16,639)	(101)	(23,672)	(23,773)

Gross goodwill, end of period	132,690	331,963	464,653	134,723	347,984	482,707

Accumulated impairment loss, beginning of period	(41,500)	—	(41,500)	(22,600)	—	(22,600)
Impairment loss	—	—	—	(18,900)	—	(18,900)

Accumulated impairment loss, end of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)

Net goodwill, end of period	$91,190	$331,963	$423,153	$93,223	$347,984	$441,207

Goodwill for certain of the Company’s foreign subsidiaries is recorded in their functional currency, which is their local currency, and therefore is subject to foreign currency translation adjustments.

Note 7. Other Liabilities

Other liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred compensation	$19,515	$19,145
Lease incentives	38,837	39,628
Deferred rent benefit	37,435	37,104
Deferred revenue – long term	15,437	13,867
Other	13,506	13,088

Total other liabilities	$124,730	$122,832

Note 8. Stockholders’ Equity and Share-Based Compensation

Share-Based Compensation

Share-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of three or four years. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is based on historical experience.

The Company recognized total share-based compensation costs of $4.4 million and $4.0 million in the three months ended March 31, 2015 and 2014, respectively. These amounts are allocated to Cost of services, Member relations and marketing, and General and administrative expenses in the condensed consolidated statements of operations. At March 31, 2015, $37.5 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

During the three months ended March 31, 2015, the Company granted 280,131 restricted stock units (“RSUs”) and 31,941 performance based restricted stock units (“PSAs”) with weighted-average grant date fair value of $73.12 and $72.39, respectively. Additionally, 198,273 RSUs with weighted-average grant date fair value of $48.31 vested during the three months ended March 31, 2015.

Dividends

In February 2015, the Board of Directors declared a first quarter 2015 cash dividend of $0.375 per share. The dividend of $12.5 million was paid on March 31, 2015 to stockholders of record at the close of business on March 16, 2015.

On April 24, 2015 the Board of Directors declared a second quarter cash dividend of $0.375 per share. The dividend is payable on June 30, 2015 to stockholders of record at the close of business on June 15, 2015.

Share Repurchases

In February 2015, the Company’s Board of Directors approved a $100 million stock repurchase program, which is authorized through December 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations. The Company repurchased approximately 84,000 shares for an aggregated purchase price of $6.6 million in the three months ended March 31, 2015.

Note 9. Derivative Instruments and Hedging Activities

The Company’s international operations are subject to risks related to currency exchange fluctuations. The Company uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with revenue and cost reimbursement transactions. A forward currency contract obligates the Company to exchange a predetermined amount of one currency to make equivalent payments in another currency equal to the value of such exchanges.

In January 2015, the Company entered into forward currency contracts, which will settle at various times through December 31, 2015, to reduce the Company’s exposure to foreign currency exchange rate fluctuations. These contracts have been designated as cash flow hedges of anticipated revenues and expenses to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts was AU$6.5 million, £11.8 million, and €9.1 million.

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

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months and from interest rate swaps is 41 months. The forward currency contracts and interest rate swaps are recognized in the condensed consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets was as follows (in thousands)

Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets (foreign currency contracts)	$1,230	$—
Liability Derivatives
Accounts payable and accrued liabilities (foreign currency contracts)	$382	$23
Other liabilities (interest rate swaps)	2,673	717

The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Forward currency contracts	$1,076	$100
Interest rate swap arrangements	(2,741)	(1,106)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	Three Months Ended March 31,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2015	2014
Revenue	$312	$—
Cost of services	(23)	159
Member relations and marketing	(22)	131
General and administrative	(7)	63
Interest expense	(784)	(808)
Other income (expense), net	(94)	—

	$(618)	$(455)

Note 10. Restructuring Costs

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

Changes to the 2014 Plan restructuring liability are, as follows (in thousands):

	March 31, 2015	December 31, 2014
Balance, beginning of period	$1,830	$—
Costs incurred	1,238	1,830
Cash payments	(1,016)	—

Balance, end of period	$2,052	$1,830

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

The effective income tax rate in the three months ended March 31, 2015 and 2014 was 38.9% and 41.3% respectively. The effective income tax rate differed from the federal statutory rate of 35% due to state taxes, including the tax impact of state tax law changes in 2015, partly offset by the benefits of nontaxable foreign currency translation gains and the effect of financing transactions in the UK.

The Company made income tax payments of $20.2 million and $8.7 million in the three months ended March 31, 2015 and 2014, respectively. The Company had net prepaid income taxes of $6.9 million at March 31, 2015.

Note 12. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	33,517	33,639
Effect of dilutive common shares outstanding	338	433

Diluted weighted average common shares outstanding	33,855	34,072

Approximately 0.1 million shares in the three months ended March 31, 2014 have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.

Note 13. Commitments and Contingencies

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $4.5 million liability at March 31, 2015 and December 31, 2014, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. In April 2015, we paid approximately $3.7 million under a voluntary sales tax disclosure agreement.

Note 14. Changes in Accumulated Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive income (loss) (“AOCI”) is a balance sheet item in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three months ended March 31, 2015 are, as follows (in thousands)

	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, beginning of year	$(429)	$(5,160)	$(5,589)
Current period activity:
Net unrealized losses	(939)	—	(939)
Reclassification of losses into earnings	356	—	356
Net translation of investments in foreign operations	—	(21,746)	(21,746)
Net translation of intra-entity loans	—	(9,774)	(9,774)

Net change in Accumulated other comprehensive income (loss)	(583)	(31,520)	(32,103)

Balance, end of period	$(1,012)	$(36,680)	$(37,692)

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans which the Company deems to be of a long-term investment nature.

Note 15. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company has two reportable segments, CEB and SHL Talent Measurement. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. The CEB segment also includes the operations of PDRI, a service provider of customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises, and recently-acquired Metrics That Matter™ and Talent Neuron™.

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

The Company evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the reduction of SHL and Metrics That Matter™ revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the acquisition date to fair value (the “deferred revenue fair value adjustment”). The Company defines segment Adjusted EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes; provision for income taxes;

interest expense, net; net non-operating foreign currency gain (loss); equity method investment loss; depreciation and amortization; the impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; and gain on acquisition. This measure was revised in 2015 to exclude from Adjusted EBITDA non-operating foreign currency (gain) loss. Non-operating foreign currency (gain) loss primarily results from the remeasurement of foreign currency cash, receivable and payable balances held by CEB US and subsidiaries with the USD as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, the balance sheets of non-US subsidiaries whose functional currency is the USD and any gain or loss on foreign currency hedges relating to these items included in net income. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Management uses these non-GAAP financial measures to evaluate and compare segment operating performance. These segment non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results.

Information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue
CEB segment	$172,894	$160,719
SHL Talent Measurement segment	48,705	48,718

Total revenue	$221,599	$209,437

Adjusted revenue
CEB segment	$172,948	$161,019
SHL Talent Measurement segment	49,070	49,702

Total Adjusted revenue	$222,018	$210,721

Operating profit (loss)
CEB segment	$30,935	$22,374
SHL Talent Measurement segment	(965)	(3,896)

Total operating profit	$29,970	$18,478

Adjusted EBITDA
CEB segment	$44,363	$35,628
SHL Talent Measurement segment	8,774	6,196

Total Adjusted EBITDA	$53,137	$41,824

Adjusted EBITDA margin
CEB segment	25.7%	22.1%
SHL Talent Measurement segment	17.9%	12.5%
Total Adjusted EBITDA margin	23.9%	19.8%

Depreciation and amortization
CEB segment	$8,822	$7,792
SHL Talent Measurement segment	8,020	8,702

Total depreciation and amortization	$16,842	$16,494

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$221,599	$209,437
Impact of deferred revenue fair value adjustment	419	1,284

Adjusted revenue	$222,018	$210,721

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$19,090	$7,656
Provision for income taxes	12,167	5,386
Interest expense, net	4,344	4,808
Non-operating foreign currency (gain) loss	(6,203)	877
Equity method investment loss	837	—
Depreciation and amortization	16,842	16,494
Impact of the deferred revenue fair value adjustment	419	1,284
Acquisition related costs	—	1,339
Restructuring costs	1,238	—
Share-based compensation	4,403	3,980

Total Adjusted EBITDA	$53,137	$41,824

Total Adjusted EBITDA margin	23.9%	19.8%

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

We operate through two reporting segments. The CEB segment includes the legacy CEB products and services provided to senior executives and their teams; PDRI, a subsidiary acquired as part of the 2012 acquisition of SHL; and our 2014 acquisitions, Metrics That Matter™ and the Talent Neuron™ platform. PDRI provides customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises. The SHL Talent Measurement segment provides cloud-based solutions for talent assessment, talent development, and talent strategy and analytics; decision support; as well as professional services to support those solutions.

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

The term “Adjusted revenue” refers to revenue before the impact of the reduction of SHL and Metrics That Matter™ revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the acquisition date to fair value (the “deferred revenue fair value adjustment”).

The term “Adjusted EBITDA” refers to net income (loss) before loss from discontinued operations, net of provision for income taxes; provision for income taxes; interest expense, net; net non-operating foreign currency gain (loss); equity method investment loss; depreciation and amortization; the impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; and gain on acquisition.

The term “Adjusted EBITDA margin” refers to Adjusted EBITDA as a percentage of Adjusted revenue.

The term “Adjusted net income” refers to net income (loss) before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of the impact of net non-operating foreign currency gain (loss); equity method investment loss; amortization of acquisition related intangibles; the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; and gain on acquisition.

“Non-GAAP diluted earnings per share” refers to diluted earnings (loss) per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of net non-operating foreign currency gain (loss); equity method investment loss; amortization of acquisition related intangibles; the impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; and gain on acquisition.

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

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

•	Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incurred transaction and certain other operating expenses in connection with our acquisitions which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

•	Share-based compensation: Although share-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense. Accordingly, we exclude share-based compensation from our non-GAAP financial measures because we believe it provides valuable supplemental information that helps investors have a more complete understanding of our operating results. In addition, we believe the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other peer companies, many of which also exclude such expense in determining their non-GAAP measures, given varying valuation methodologies, subjective assumptions, and the variety and amount of award types that may be utilized.

•	Net non-operating foreign currency gain (loss): Beginning in the first quarter of 2015, we adjusted for the impact of net non-operating foreign currency gains (losses) included in other income (expense). These items primarily result from the remeasurement of foreign currency cash balances held by CEB US and subsidiaries with the USD as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the USD. We believe this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses.

•	Equity method investment loss and restructuring costs: We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

CEB is a global company that reports financial information in USD. Foreign currency exchange rate fluctuations affect the amounts reported from translating its foreign revenues and expenses into USD. These rate fluctuations can have a significant effect on our reported operating results. As a supplement to our reported operating results, we present constant currency financial information, which is a non-GAAP financial measure. We use constant currency financial information to provide a framework to assess how our business performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses. To calculate Adjusted revenue on a constant currency basis, Adjusted revenue in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period). To calculate Adjusted EBITDA on a constant currency basis, Adjusted EBITDA in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period). In addition, Adjusted EBITDA on a constant currency basis excludes the net non-operating foreign currency gain (loss).

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$172,894	$48,705	$221,599	$160,719	$48,718	$209,437
Impact of the deferred revenue fair value adjustment	54	365	419	300	984	1,284

Adjusted revenue	$172,948	$49,070	$222,018	$161,019	$49,702	$210,721

Constant Currency Adjusted Revenue

	Three Months Ended March 31, 2015
	CEB	SHL Talent Measurement	Total
Adjusted Revenue	$172,948	$49,070	$222,018
Currency exchange rate fluctuations	2,626	4,594	7,220

Constant currency Adjusted revenue	$175,574	$53,664	$229,238

Adjusted EBITDA

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net income			$19,090			$7,656
Provision for income taxes			12,167			5,386
Interest expense, net			4,344			4,808
Other (income) expense, net			(5,631)			628

Operating profit (loss)	$30,935	$(965)	29,970	$22,374	$(3,896)	18,478
Other income (expense), net	3,408	2,223	5,631	(81)	(547)	(628)
Net non-operating foreign currency (gain) loss	(3,810)	(2,393)	(6,203)	387	490	877
Equity method investment loss	643	194	837	—	—	—
Depreciation and amortization	8,822	8,020	16,842	7,792	8,702	16,494
Impact of the deferred revenue fair value adjustment	54	365	419	300	984	1,284
Acquisition related costs	—	—	—	1,339	—	1,339
Restructuring costs	290	948	1,238	—	—	—
Share-based compensation	4,021	382	4,403	3,517	463	3,980

Adjusted EBITDA	$44,363	$8,774	$53,137	$35,628	$6,196	$41,824

Adjusted EBITDA margin	25.7%	17.9%	23.9%	22.1%	12.5%	19.8%

Constant Currency Adjusted EBITDA

	Three Months Ended March 31, 2015
	CEB	SHL Talent Measurement	Total
Adjusted EBITDA	$44,363	$8,774	$53,137
Currency exchange rate fluctuations	148	1,416	1,564

Constant currency Adjusted EBITDA	$44,511	$10,190	$54,701

Adjusted Net Income

	Three Months Ended March 31,
	2015	2014
Net income	$19,090	$7,656
Net non-operating foreign currency (gain) loss (1)	(5,388)	794
Equity method investment loss (1)	577	—
Amortization of acquisition related intangibles (1)	6,368	6,500
Impact of the deferred revenue fair value adjustment (1)	310	908
Acquisition related costs (1)	—	802
Restructuring costs (1)	860	—
Share-based compensation (1)	2,733	2,458

Adjusted net income	$24,550	$19,118

Non-GAAP Diluted Earnings per Share

	Three Months Ended March 31,
	2015	2014
Diluted earnings per share	$0.56	$0.22
Net non-operating foreign currency (gain) loss (1)	(0.16)	0.02
Equity method investment loss (1)	0.02	—
Amortization of acquisition related intangibles (1)	0.19	0.19
Impact of the deferred revenue fair value adjustment (1)	0.01	0.03
Acquisition related costs (1)	—	0.03
Restructuring costs (1)	0.03	—
Share-based compensation (1)	0.08	0.07

Non-GAAP diluted earnings per share	$0.73	$0.56

(1)	Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 13% in 2015 and 10% in 2014 for the net non-operating foreign currency (gain) loss; 31% in 2015 for the equity method investment loss; 29% in 2015 and 30% in 2014 for the amortization of acquisition related intangibles; 26% in 2015 and 29% in 2014 for the impact of the deferred revenue fair value adjustment; 40% in 2014 for acquisition related costs; 31% in 2015 for restructuring costs; and 38% in 2015 and 2014 for share-based compensation.

Critical Accounting Policies

Our accounting policies require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our consolidated financial statements. In our 2014 Annual Report on Form 10-K, we discussed those material policies that we believe are critical and require the use of complex judgment in their application. There have been no changes to our critical accounting policies since that time.

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$221,599	$209,437
Costs and expenses:
Cost of services	78,659	77,238
Member relations and marketing	66,085	66,763
General and administrative	28,805	29,125
Acquisition related costs	—	1,339
Restructuring costs	1,238	—
Depreciation and amortization	16,842	16,494

Total costs and expenses	191,629	190,959

Operating profit	29,970	18,478
Other income (expense), net
Interest income and other	5,726	(510)
Interest expense	(4,439)	(4,926)

Total other income (expense), net	1,287	(5,436)

Income before provision for income taxes	31,257	13,042
Provision for income taxes	12,167	5,386

Net income	$19,090	$7,656

In the fourth quarter of 2014, we adjusted our classification of certain costs within the SHL Talent Measurement segment. To conform to the current year presentation, we reclassified approximately $0.9 million and $0.6 million from Cost of services and Member relations and marketing, respectively, to General and administrative in the three months ended March 31, 2014.

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production of content and delivery of our services, consisting of salaries; share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials; costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management; consisting of salaries; sales incentives; share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions; including human resources and recruiting; finance and accounting; legal; management information systems; facilities management; business development; and other. Costs include salaries; share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs, which represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding; consolidation of office locations and associated exit costs; and consolidation of technology infrastructure.

•	Restructuring costs, which consist primarily of severance and related termination benefits associated with our workforce reduction plan (the “2014 Plan”) for approximately 50 employees.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures and equipment; capitalized software; and website development costs.

Other Income (Expense), net

The following table presents the components of Other income (expense), net (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense	$(4,439)	$(4,926)
Increase in fair value of deferred compensation plan assets	417	188
Net non-operating foreign currency gain (loss)	6,203	(877)
Equity method investment loss	(837)	—
Interest income	95	118
Other	(152)	61

Other income (expense), net	$1,287	$(5,436)

The decrease in interest expense in 2015 was primarily due to the repayment of our Term Facilities principal, resulting in a lower principal balance and thus lower interest expense. The net foreign currency gain in 2015 and loss in 2014 were primarily due to the remeasurement of cash held in US dollars by SHL Talent Measurement segment and the remeasurement of the CEB segment foreign subsidiaries whose functional currency is the US dollar. In the three months ended March 31, 2015, we recognized $0.8 million of losses associated with one of our investees, for which we account using the equity method of accounting.

Provision for Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items recorded during the period. US income taxes are not provided for the undistributed earnings of the Company’s foreign subsidiaries including SHL, as such earnings are deemed to be permanently reinvested locally.

The effective income tax rate in the three months ended March 31, 2015 and 2014 was 38.9% and 41.3% respectively. The effective income tax rate differed from the federal statutory rate of 35% due to state taxes, including the tax impact of state tax law changes in 2015, partly offset by the benefits of nontaxable foreign currency translation gains and the effect of financing transactions in the UK.

The Company made income tax payments of $20.2 million and $8.7 million in the three months ended March 31, 2015 and 2014, respectively. The Company had net prepaid income taxes of $6.9 million at March 31, 2015.

Segment Results

CEB Segment Operating Data

	March 31,
	2015	2014
CEB segment Contract Value (in thousands) (1)	$663,095	$620,830
Constant currency CEB segment Contract Value (in thousands) (2)	$677,592
CEB segment Member institutions (3)	6,961	6,559
CEB segment Contract Value per member institution	$95,112	$94,462
Constant currency CEB segment Contract Value per member institution (2)	$97,177
CEB segment Wallet retention rate (4)	95%	99%
Constant currency CEB segment Wallet retention rate (2)	97%

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.
(2)	Calculated on a constant currency basis whereby financial information in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).
(3)	We define “CEB segment Member institutions,” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”
(4)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased $42.3 million, or 6.8%, at March 31, 2015 compared to March 31, 2014 primarily as a result of increased sales to new and existing large enterprise and middle market members. Constant currency CEB segment Contract Value increased $56.8 million, or 9.1%, at March 31, 2015 compared to March 31, 2014.

CEB Segment Results of Operations

The financial results of operations for the CEB segment (in thousands) are presented below:

	Three Months Ended March 31,
	2015	2014
Revenue	$172,894	$160,719
Costs and expenses:
Cost of services	60,502	58,535
Member relations and marketing	51,037	50,397
General and administrative	21,308	20,282
Acquisition related costs	—	1,339
Restructuring costs	290	—
Depreciation and amortization	8,822	7,792

Total costs and expenses	141,959	138,345

Operating profit	$30,935	$22,374

CEB Segment Revenue

Revenue increased $12.2 million, or 7.6%, to $172.9 million in the three months ended March 31, 2015 from $160.7 million in the three months ended March 31, 2014.The increase in 2015 was primarily due to an increase in sales bookings with new and existing customers and the full quarter impact of Metrics That Matter™, which we acquired on February 28, 2014. In addition, revenue was impacted by fluctuations in foreign currencies against the US Dollar, primarily the British Pound and Australian Dollar.

Adjusted revenue increased $11.9 million, or 7.4%, to $172.9 million in the three months ended March 31, 2015 from $161.0 million in the three months ended March 31, 2014. Constant currency Adjusted revenue increased $14.6 million, or 9.0%, to $175.6 million in the three months ended March 31, 2015 from $161.0 million in the three months ended March 31, 2014.

CEB Segment Costs and Expenses

Costs and expenses were $142.0 million in the three months ended March 31, 2015, an increase of $3.6 million from $138.3 million in the three months ended March 31, 2014. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling (“GBP”) and the Australian dollar all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs, includes salaries, payroll taxes and benefits. The total expense was $71.0 million and $66.2 million in the three months ended March 31, 2015 and 2014, respectively, an increase of $3.8 million. The increase was primarily due to an increase in headcount, including the full quarter impact of additional personnel resulting from our acquisition of Metrics That Matter™.

•	Variable compensation consists of sales commissions and annual bonuses. The total expense was $20.1 million and $19.0 million in the three months ended March 31, 2015 and 2014, respectively, an increase of $1.1 million. The increase was primarily due to an increase in the expected payout of annual bonuses.

•	Share-based compensation costs were $4.0 million and $3.5 million in the three months ended March 31, 2015 and 2014, respectively, an increase of $0.5 million. The increase was primarily due to an increase in the total fair value of awards granted in 2011 through 2015.

•	Third-party consulting costs were $6.7 million and $9.0 million in the three months ended March 31, 2015 and 2014, respectively, a decrease of $2.3 million. The decrease was primarily due to a decrease in the amount of consulting time used for member-facing technology development and the implementation of operating systems enhancements.

•	Travel and related expenses were $6.9 million and $7.7 million in the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.8 million. The decrease was primarily due to a decrease in costs incurred in the delivery of advisory and research services.

•	Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $6.8 million and $7.3 million in the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.5 million. The decrease was primarily due to additional sublease income from one of the subtenants of the CEB headquarters, which commenced in 2014.

•	CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.14, or 8% lower, on average, in the three months ended March 31, 2015 compared to the same period of 2014. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Compensation and related	$33,844	19.6%	$31,061	19.3%
Variable compensation	5,788	3.3	5,888	3.7
Allocated facilities	2,958	1.7	3,124	1.9
Third-party consulting	5,161	3.0	5,963	3.7
Travel and related	2,990	1.7	3,529	2.2
Share-based compensation	1,481	0.9	1,192	0.7

Cost of services increased 3.4%, or $2.0 million, to $60.5 million in the three months ended March 31, 2015 from $58.5 million in the three months ended March 31, 2014. The $2.8 million increase in compensation and related costs was primarily due to an increase in headcount, including the full quarter impact of additional personnel resulting from our acquisition of Metrics That Matter™ on February 28, 2014.

Cost of services as a percentage of revenue was 35.0% and 36.4% in the three months ended March 31, 2015 and 2014, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Compensation and related	$26,897	15.6%	$25,602	15.9%
Variable compensation	11,090	6.4	11,000	6.8
Allocated facilities	2,966	1.7	3,391	2.1
Third-party consulting	616	0.4	972	0.6
Travel and related	3,333	1.9	3,384	2.1
Share-based compensation	861	0.5	755	0.5

Member relations and marketing increased 1.3%, or $0.6 million, to $51.0 million in the three months ended March 31, 2015 from $50.4 million in the three months ended March 31, 2014. The $1.3 million increase in compensation and related costs was primarily due to an increase in headcount, including the full quarter impact of additional personnel resulting from our acquisition of Metrics That Matter™ acquisition.

Member relations and marketing expense as a percentage of revenue was 29.5% and 31.4% in the three months ended March 31, 2015 and 2014, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Compensation and related	$10,230	5.9%	$9,557	5.9%
Variable compensation	3,198	1.8	2,144	1.3
Allocated facilities	845	0.5	822	0.5
Third-party consulting	925	0.5	2,041	1.3
Share-based compensation	1,660	1.0	1,563	1.0

General and administrative increased 5.1%, or $1.0 million, to $21.3 million in the three months ended March 31, 2015 from $20.3 million in the three months ended March 31, 2014. The $0.7 million increases in compensation and related costs was primarily due to increases in headcount. The $1.1 million increase in variable compensation was primarily due to an increase in the estimated payout of annual bonuses. The $1.1 million decrease in third-party consulting costs was primarily due to a decrease in the amount of expense associated with operating system enhancements.

General and administrative expense as a percentage of revenue was 12.3% and 12.6% in the three months ended March 31, 2015 and 2014, respectively.

Acquisition Related Costs

Acquisition related costs were $1.3 million in the three months ended March 31, 2014 and primarily related to the acquisitions and integration of Metrics That Matter™ and Talent Neuron™.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation	$5,897	$5,134
Amortization	2,925	2,658

Depreciation and amortization increased 13.2%, or $1.0 million, to $8.8 million in the three months ended March 31, 2015 from $7.8 million in the three months ended March 31, 2014. The $0.8 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The $0.3 million increase in amortization is a result of the Metrics That Matter™ and Talent Neuron™ acquisitions partially offset by the reduction in PDRI amortization, resulting from the second quarter 2014 customer list intangible asset impairment, and completion of useful lives of other intangible assets from prior acquisitions.

Depreciation and amortization expense as a percentage of revenue was 5.1% and 4.8% in the three months ended March 31, 2015 and 2014, respectively.

SHL Talent Measurement Segment Results of Operations

In the fourth quarter of 2014, we adjusted our classification of certain costs within the SHL Talent Measurement segment. To conform to the current year presentation, we reclassified approximately $0.9 million and $0.6 million from Cost of services and Member relations and marketing, respectively, to General and administrative in the three months ended March 31, 2014. The results of operations for the SHL Talent Measurement segment (in thousands) are presented below:

	Three Months Ended March 31,
	2015	2014
Revenue	$48,705	$48,718
Costs and expenses:
Cost of services	18,157	18,703
Member relations and marketing	15,048	16,366
General and administrative	7,497	8,843
Restructuring costs	948	—
Depreciation and amortization	8,020	8,702

Total costs and expenses	49,670	52,614

Operating loss	$(965)	$(3,896)

SHL Talent Measurement Segment Revenue

Revenue was unchanged at $48.7 million in three months ended March 31, 2015 and the three months ended March 31, 2014.

Adjusted revenue decreased $0.6 million, or 1.3%, to $49.1 million in the three months ended March 31, 2015 from $49.7 million in the three months ended March 31, 2014. The impact of the deferred revenue fair value adjustment was $0.4 million and $1.0 million in the three months ended March 31, 2015 and 2014, respectively. Constant currency Adjusted revenue increased $4.0 million, or 8.0%, to $53.7 million in the three months ended March 31, 2015 from $49.7 million in the three months ended March 31, 2014.

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

SHL Talent Measurement Segment Costs and Expenses

Costs and expenses were $49.7 million in the three months ended March 31, 2015, a decrease of $2.9 million from $52.6 million in the three months ended March 31, 2014. The primary expenses recorded by the SHL Talent Measurement segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP against the US dollar, Euro and other currencies. SHL costs and expenses are denominated primarily in the British Pound; therefore, with revenues being denominated in local currencies as discussed above, profits are impacted by the fluctuations in currencies against the British Pound. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs includes salaries, payroll taxes, and benefits. The total expense was $24.3 million and $25.4 million in the three months ended March 31, 2015 and 2014, respectively, a decrease of $1.1 million. The decrease was primarily due to lower headcount and benefits from foreign currency fluctuations against the US Dollar.

•	Variable compensation includes sales commissions and annual bonuses. The total expense was $5.0 million and $5.2 million in the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.2 million. The decrease was primarily due to benefits from foreign currency fluctuations against the US Dollar.

•	Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs were $1.9 million and $2.3 million in the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.4 million.

•	Travel and related expenses primarily relates to sales staff travel and travel incurred to deliver services to customers. The total expense was $1.5 million and $1.9 million in the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.4 million.

•	Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. The total expense was $2.1 million and $2.0 million in the three months ended March 31, 2015 and 2014, respectively, an increase of $0.1 million.

•	The SHL Talent Measurement segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar, Australian dollar, and Euro. Approximately 40% of SHL expenses are based in GBP. The value of the GBP versus the US dollar, on average, decreased by approximately $0.14, or 8%, in the year to date period through March 31, 2015 compared to the same period of 2014. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Compensation and related	$11,179	23.0%	$11,526	23.7%
Variable compensation	1,587	3.3	1,276	2.6
Third party consulting	1,737	3.6	2,048	4.2
Travel and related	656	1.3	857	1.8
Allocated facilities	1,058	2.2	999	2.1

Cost of services decreased 2.9%, or $0.5 million, to $18.2 million in the three months ended March 31, 2015 from $18.7 million in the three months ended March 31, 2014. The $0.3 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations against the US Dollar. The $0.3 million increase in variable compensation was primarily due to higher estimated payouts of performance related bonuses partially offset by benefits from foreign currency fluctuations against the US Dollar.

Cost of services as a percentage of revenue was 37.3% and 38.4% in the three months ended March 31, 2015 and 2014, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Compensation and related	$8,718	17.9%	$9,341	19.2%
Variable compensation	3,037	6.2	3,224	6.6
Travel and related	686	1.4	714	1.5
Allocated facilities	652	1.3	633	1.3

Member relations and marketing decreased 8.1%, or $1.3 million, to $15.0 million in the three months ended March 31, 2015 from $16.4 million in the three months ended March 31, 2014. The $0.6 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations against the US Dollar.

Member relations and marketing expense as a percentage of revenue was 30.9% and 33.6% in the three months ended March 31, 2015 and 2014, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Compensation and related	$4,379	9.0%	$4,535	9.3%
Variable compensation	389	0.8	673	1.4
Allocated facilities	348	0.7	398	0.8
Travel and related	111	0.2	320	0.7

General and administrative decreased 15.2%, or $1.3 million, to $7.5 million in the three months ended March 31, 2015 from $8.8 million in the three months ended March 31, 2014. The decrease in General and administrative was primarily a result of decreases in bonuses, travel and related and legal and accounting fees primarily resulting from foreign currency fluctuations against the US Dollar.

General and administrative expense as a percentage of revenue was 15.4% and 18.2% in the three months ended March 31, 2015 and 2014, respectively.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2015	2014
Depreciation	$1,927	$2,043
Amortization	6,093	6,659

Depreciation and amortization decreased 7.8%, or $0.7 million, to $8.0 million in the three months ended March 31, 2015 from $8.7 million in the three months ended March 31, 2014. Amortization is related to intangible assets acquired in conjunction with the SHL acquisition and impacted by changes in GBP versus the US Dollar.

Depreciation and amortization expense as a percentage of revenue was 16.5% and 17.9% in the three months ended March 31, 2015 and 2014, respectively.

SHL Goodwill

We continue to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit or result in impairment indicators requiring an interim goodwill impairment test. The reporting unit’s expenses are denominated primarily in GBP while contracts with customers and revenues are in local currencies. An increase in the value of the GBP versus other global currencies may adversely impact operating results. Other factors that we are monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions. During the three months ended March 31, 2015, the operating results of the SHL reporting unit were in line with management forecasts and no other impairment indicators were identified.

Liquidity and Capital Resources

On July 2, 2012, we entered into a senior secured credit agreement which was subsequently amended and restated on July 18, 2012, on August 1, 2012, and again on August 2, 2013 (as amended and restated, the “Credit Agreement”). The Credit Agreement provides for (i) a term loan A-1 in an aggregate principal amount of $523.4 million (the “Term A-1 Loan”) and (ii) a $200 million revolving credit facility (the “Revolving Credit Facility”, and together with the Term A-1 Loan, the “Senior Secured Credit Facilities”).

The maturity date of the Term A-1 Loan is August 2, 2018. The principal amount of the Term A-1 Loan amortizes in quarterly installments equal to (i) for the first two years after the closing of the August 2, 2013 amendment, approximately 2% of the original principal amount of the Term A-1 Loan and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-1 Loan, with the balance payable at maturity. The termination date of the revolving commitment under the Credit Agreement is August 2, 2018. The Term A-1 Loan and Revolving Credit Facility will, at our option, bear interest at the Eurodollar Rate plus 2.25% or a base rate plus 1.25%, as applicable, with future “step-downs” upon achievement of specified first lien net leverage ratios, which we achieved during 2014. As a result, the annual interest rate on the Term A-1 Loan was the Eurodollar Rate plus 2.00%, or 2.18%, at March 31, 2015.

In October 2013, we entered into interest rate swap arrangements with notional amounts totaling $275 million which amortize to $232 million through the August 2, 2018 maturity date of the Term A-1 Loan. The interest rate swap arrangements effectively fix our interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loan. The arrangements protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis. Mandatory prepayments attributable to excess cash flows will be based on our net leverage ratio and will be determined at the end of each fiscal year. Pursuant to the Amendment on August 2, 2013, a net leverage ratio of 2.0x or higher will trigger mandatory prepayments of 25% and a net leverage ratio of 2.5x or higher will trigger mandatory prepayments of 50% of excess cash flows. Based on current projections, we do not believe that any mandatory prepayments will be required for the year ended December 31, 2015. Thus, no amounts were reclassified to current debt at March 31, 2015. In the event actual results trigger the mandatory prepayment, such prepayment amount will be reclassified from long-term debt to current debt in our condensed consolidated balance sheets. We were in compliance with all of the covenants at March 31, 2015.

In February 2014, we completed the acquisition of 100% of the equity interests of Metrics That Matter™ for a cash payment of $52.7 million, less cash acquired of $1.8 million. In January 2014, we acquired the Talent Neuron™ platform for a cash payment of approximately $8 million.

We had cash and cash equivalents of $204.2 million and $114.9 million at March 31, 2015 and December 31, 2014, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At March 31, 2015, available borrowings under the Revolving Credit Facility were $188.6 million after reduction of availability to cover $11.4 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Approximately $77 million of our cash was held by our foreign subsidiaries as of March 31, 2015. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Three Months Ended March 31,
	2015	2014
Net cash flows provided by operating activities	$124,118	$114,518
Net cash flows used in investing activities	(6,451)	(69,992)
Net cash flows used in financing activities	(23,720)	(13,128)

Our primary uses of cash are to fund acquisitions, capital expenditures, share repurchases, dividend payments and debt service requirements under the Senior Secured Credit Facilities.

Cash Flows from Operating Activities

CEB membership subscriptions, which are principally annually renewable agreements, generally are payable by members at the beginning of the contract term. SHL Talent Measurement services are generally invoiced as services are delivered. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $124.1 million and $114.5 million in the three months ended March 31, 2015 and 2014, respectively. The increase in cash flows from operations was primarily due to increased sales bookings year over year which has resulted in higher cash collections. These increases have been partially offset by the timing of expense payments.

We made income tax payments of $20.2 million and $8.7 million in the three months ended March 31, 2015 and 2014, respectively and expect to continue making tax payments in future periods.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $6.5 million and $70.0 million in the three months ended March 31, 2015 and 2014, respectively. In the three months ended March 31, 2015, we used $6.1 million for capital expenditures, primarily related to the implementation of a new Content Management System and a major upgrade to the SHL Talent Measurement client-facing platform. In the three months ended March 31, 2014, we utilized $59.0 million for acquisitions of businesses, primarily related to Metrics That Matter™, which included a payment of $52.7 million, less cash acquired of $1.8 million.

We estimate that capital expenditures to support our infrastructure will be approximately $32 to $34 million in 2015.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $23.7 million and $13.1 million in the three months ended March 31, 2015 and 2014, respectively. In the three months ended March 31, 2015 and 2014, we repaid amounts outstanding on our credit facilities of $2.7 million, respectively. Further, we increased our dividend rate from $0.2625 per share in 2014 to $0.375 per share in 2015. This resulted in a $3.7 million increase in dividend payments in the three months ended March 31, 2015. We also used $6.1 million in the three months ended March 31, 2015 to repurchase shares of our common stock pursuant to a stock repurchase program that was approved by the Board of Directors in February 2015.

Commitments and Contingencies

We continue to evaluate potential tax exposure relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had a liability of $4.5 million at March 31, 2015 and December 31, 2014, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services. In April 2015, we paid approximately $3.7 million under a voluntary sales tax disclosure agreement.

Contractual Obligations

There have been no material changes to the contractual obligations table as disclosed in our 2014 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2015 and December 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL Talent Measurement tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL Talent Measurement brand; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment; our potential inability to make, integrate and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments; the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; and our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of our 2014 Annual Report on Form 10-K, as filed with the SEC on February 27, 2015, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred in the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2015 to the information included in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
January 1, 2015 to January 31, 2015	524	$69.53	—	$—
February 1, 2015 to February 28, 2015	56,854	$78.76	32,806	$97,415,000
March 1, 2015 to March 31, 2015	110,407	$79.13	51,669	$93,354,000

Total	167,785	$78.97	84,475

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)	In February 2015, our Board of Directors approved a new $100 million stock repurchase program, which is authorized through December 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations.

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

THE CORPORATE EXECUTIVE BOARD COMPANY (Registrant)

Date: May 4, 2015	By:	/s/ Richard S. Lindahl
Richard S. Lindahl

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith