Form 10-Q
period 2015-06-30
CEB Inc.
filed 2015-08-07
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34849

CEB Inc.

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

The Company had 33,523,201 shares of common stock, par value $0.01 per share, outstanding at July 24, 2015.

CEB Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CEB Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,143	$114,934
Accounts receivable, net	195,515	283,069
Deferred income taxes, net	15,828	19,834
Deferred incentive compensation	26,684	25,779
Prepaid expenses and other current assets	48,369	19,099

Total current assets	410,539	462,715

Deferred income taxes, net	1,688	909
Property and equipment, net	109,565	112,524
Goodwill	447,174	441,207
Intangible assets, net	247,127	260,383
Other non-current assets	84,091	74,728

Total assets	$1,300,184	$1,352,466

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$67,975	$89,696
Accrued incentive compensation	40,368	65,731
Deferred revenue	441,569	452,679
Deferred income taxes, net	297	190
Debt – current portion	4,941	15,544

Total current liabilities	555,150	623,840

Deferred income taxes	33,453	34,563
Other liabilities	123,350	122,832
Debt – long term	488,362	485,094

Total liabilities	1,200,315	1,266,329

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 45,396,721 and 45,040,249 shares issued, and 33,540,066 and 33,445,394 shares outstanding at June 30, 2015 and December 31, 2014, respectively	454	450
Additional paid-in capital	474,544	460,913
Retained earnings	380,747	363,542
Accumulated elements of other comprehensive loss	(1,469)	(5,589)
Treasury stock, at cost, 11,856,655 and 11,594,815 shares at June 30, 2015 and December 31, 2014, respectively	(754,407)	(733,179)

Total stockholders’ equity	99,869	86,137

Total liabilities and stockholders’ equity	$1,300,184	$1,352,466

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$231,964	$230,427	$453,563	$439,864
Costs and expenses:
Cost of services	82,432	84,080	161,091	161,318
Member relations and marketing	65,509	67,034	131,594	133,797
General and administrative	28,293	29,300	57,098	58,425
Acquisition related costs	—	1,106	—	2,445
Restructuring costs	—	—	1,238	—
Impairment loss	—	39,700	—	39,700
Depreciation and amortization	16,892	18,437	33,734	34,931

Total costs and expenses	193,126	239,657	384,755	430,616

Operating profit (loss)	38,838	(9,230)	68,808	9,248
Other (expense) income, net
Debt extinguishment costs	(4,775)	—	(4,775)	—
Interest income and other	(5,360)	(1,435)	366	(2,088)
Gain on cost method investment	—	6,585	—	6,585
Interest expense	(4,787)	(4,528)	(9,226)	(9,311)

Other (expense) income, net	(14,922)	622	(13,635)	(4,814)

Income (loss) before provision (benefit) for income taxes	23,916	(8,608)	55,173	4,434
Provision (benefit) for income taxes	704	(2,187)	12,871	3,199

Net income (loss)	$23,212	$(6,421)	$42,302	$1,235

Basic earnings (loss) per share	$0.69	$(0.19)	$1.26	$0.04
Diluted earnings (loss) per share	$0.69	$(0.19)	$1.25	$0.04
Weighted average shares outstanding:
Basic	33,458	33,703	33,516	33,709
Diluted	33,694	33,703	33,827	34,101

Dividends declared and paid per share	$0.375	$0.2625	$0.75	$0.525

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
Net income (loss)	$23,212	$(6,421)	$42,302	$1,235
Other comprehensive income:
Foreign currency translation adjustment	35,754	17,081	4,234	19,062
Foreign currency hedges, net of tax benefit (expense) of $36 thousand and $39 thousand in the three months ended June 30, 2015 and 2014 and ($0.3) million and $0.1 million in the six months ended June 30, 2015 and 2014, respectively	(68)	(59)	523	(211)
Interest rate swaps, net of tax (expense) benefit of ($0.4) million and $0.7 million in the three months ended June 30, 2015 and 2014 and $0.4 million and $0.8 million in the six months ended June 30, 2015 and 2014, respectively	537	(1,074)	(637)	(1,253)

Comprehensive income	$59,435	$9,527	$46,422	$18,833

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$42,302	$1,235
Adjustments to reconcile net income to net cash flows provided by operating activities:
Debt extinguishment costs	4,775	—
Impairment loss	—	39,700
Gain on cost method investment	—	(6,585)
Equity method investment loss	898	—
Depreciation and amortization	33,734	34,931
Amortization of debt issuance costs	1,242	1,294
Deferred income taxes	797	(13,851)
Share-based compensation	9,003	7,757
Excess tax benefits from share-based compensation arrangements	(3,989)	(3,053)
Foreign currency remeasurement (gain) loss	(857)	1,755
Changes in operating assets and liabilities:
Accounts receivable, net	86,697	68,630
Deferred incentive compensation	(951)	(901)
Prepaid expenses and other current assets	(27,119)	(2,715)
Other non-current assets	(9,404)	(902)
Accounts payable and accrued liabilities	(18,032)	(22,528)
Accrued incentive compensation	(25,098)	(21,560)
Deferred revenue	(8,948)	3,626
Other liabilities	208	3,325

Net cash flows provided by operating activities	85,258	90,158

Cash flows from investing activities:
Purchases of property and equipment	(13,401)	(23,819)
Cost method and other investments	(2,589)	(1,092)
Acquisition of businesses, net of cash acquired	(5,808)	(58,902)

Net cash flows used in investing activities	(21,798)	(83,813)

Cash flows from financing activities:
Proceeds from issuance of Notes	250,000	—
Debt payments	(257,250)	(5,376)
Debt issuance costs	(5,275)	—
Proceeds from the issuance of common stock under the employee stock purchase plan	757	557
Excess tax benefits from share-based compensation arrangements	3,989	3,053
Purchase of treasury shares	(12,623)	(5,241)
Withholding of shares to satisfy minimum employee tax withholding for restricted stock units	(8,302)	(6,673)
Payment of dividends	(25,115)	(17,691)

Net cash flows used in financing activities	(53,819)	(31,371)

Effect of exchange rates on cash	(432)	713

Net increase (decrease) in cash and cash equivalents	9,209	(24,313)
Cash and cash equivalents, beginning of period	114,934	119,554

Cash and cash equivalents, end of period	$124,143	$95,241

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

CEB Inc. (“CEB” or the “Company”) is a best practice insight and technology company. In partnership with leading organizations around the globe, the Company develops innovative solutions to drive corporate performance. CEB equips leaders with the intelligence to effectively manage talent, customers, and operations.

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

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The condensed consolidated balance sheet presented at December 31, 2014 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ended December 31, 2015 or any other period within 2015.

In the fourth quarter of 2014, the Company adjusted the classification of certain costs within the SHL Talent Measurement segment. To conform to the presentation, the Company reclassified $0.9 million and $0.5 million in the three months ended June 30, 2014 and $1.9 million and $1.1 million in the six months ended June 30, 2014 from Cost of services and Member relations and marketing to General and administrative, respectively. The reclassification did not have an impact on total costs and expenses or operating profit.

Note 2. Recent Accounting Pronouncements

Recently adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company early adopted this ASU in the second quarter of 2015. The December 31, 2014 balance sheet was retrospectively adjusted to reclassify $2.1 million from Prepaid expenses and other current assets and $2.8 million from Other non-current assets to a reduction of the debt liability.

Not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, and changes disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for existing contracts with remaining performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date to periods beginning after December 15, 2017 with early adoption permitted as early as the initial effective date. The Company is in the process of evaluating the methods of adoption allowed by the ASU and assessing its impact on the Company’s consolidated financial statements and related disclosures.

Note 3. Acquisitions and Investments

Sunstone Analytics

On June 3, 2015, the Company completed the acquisition of 100% of the equity interests of Sunstone Analytics (“Sunstone”). The purchase price, net of cash acquired, was $5.8 million. Sunstone’s Software as a Service (SaaS) platform helps organizations quickly identify the best candidates from high volumes of resumes. Based on the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date, the Company preliminarily allocated $2.8 million to amortizable intangible assets, consisting of customer relationships, acquired intellectual property, and trade names with a weighted average amortization period of 3 years, $1.1 million to deferred income tax liability, and $4.1 million to goodwill related primarily to workforce and expected synergies. Goodwill and intangible assets are not deductible for tax purposes.

The operating results of Sunstone have been included in the CEB segment since the date of acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

CEO Forum Group

On July 27, 2015, the Company completed the acquisition of 100% of the equity interests of International Management Australia Pty Ltd d/b/a CEO Forum Group (“CEO Forum Group”) for AUD $13 million. CEO Forum Group is a provider of membership-based peer group briefing services serving senior executives of foreign-owned multinational organizations doing business in Australia. Due to the timing, the initial accounting for the acquisition has not yet been completed.

Other Investments

The Company has an equity ownership in Target Accounting Selling Group Limited (“TAS”) for which it accounts using the equity method of accounting. The Company recognized $0.1 million and $0.9 million of losses related to its TAS investment in the three and six months ended June 30, 2015, respectively, which was included in Interest income and other in the Company’s condensed consolidated statements of operations. The aggregate carrying amount of $6.6 million and $7.5 million at June 30, 2015 and December 31, 2014, respectively, was included in Other non-current assets.

The Company made investments totaling $2.3 million in two private entities in the three months ended June 30, 2015 and $2.6 million in three private entities in the six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, the Company held a total of six and four investments in private entities, for which the cost method is used, with an aggregate carrying amount of $21.1 million and $18.5 million, respectively, included in Other non-current assets. As the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practical to estimate.

In 2014, the Company purchased a $2.6 million senior subordinated convertible promissory note (the “Convertible Note”) from one of its existing private entity investments. The Convertible Note matures on August 12, 2018 and bears annual interest of 8%. The Company has the right to elect to convert the outstanding principal and unpaid accrued interest to common shares of the investee at any time on or prior to the maturity date. Further, the Convertible Note provides an automatic conversion to preferred shares upon the investee’s equity financing event. The Company has accounted for the Convertible Note as an available-for-sale security. The fair value of the Convertible Note and the bifurcated automatic conversion feature was $2.6 million at June 30, 2015 and December 31, 2014 and was included in Other non-current assets.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$124,123	$—	$—	$114,934	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	21,105	—	—	19,357	—
Available-for-sale securities	—	—	2,643	—	—	2,643
Forward currency exchange contracts	—	870	—	—	—	—

Financial liabilities
Forward currency exchange contracts	—	—	—	—	23	—
Interest rate swaps	—	1,899	—	—	717	—

Investments held through variable insurance products in a Rabbi Trust consist of mutual funds available only to institutional investors. The fair value of these investments is based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments held by the mutual funds are observable inputs. The fair value of foreign currency exchange contracts and interest rate swaps are based on bank quotations for similar instruments using models with market-based inputs.

There were no material changes in the Level 3 available-for-sale securities in the three months ended June 30, 2015 because the carrying value of the securities approximated fair value.

The fair value of the Company’s Term A-2 Loans and Notes are based on Level 2 inputs using quoted market prices for similar issuances after considering observable market-based inputs such as quality, interest rates, and other characteristics. The carrying value of the Company’s Term A-2 Loans approximates its fair value as the terms and interest rate approximate market rates. The carrying value of the Notes approximates its fair value based on a review of recent market trading activity.

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

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Billed	$117,686	$203,575
Unbilled	79,917	81,707

	197,603	285,282

Allowance for uncollectible revenue	(2,088)	(2,213)

Accounts receivable, net	$195,515	$283,069

Note 6. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Six Months Ended June 30, 2015			Year Ended December 31, 2014
	CEB segment	SHL Talent Measurement segment	Total	CEB segment	SHL Talent Measurement segment	Total
Gross goodwill, beginning of period	$134,723	$347,984	$482,707	$93,719	$371,656	$465,375
Goodwill acquired	4,149	—	4,149	43,584	—	43,584
Purchase accounting adjustments	(1,415)	—	(1,415)	(2,479)	—	(2,479)
Impact of foreign currency	(487)	3,720	3,233	(101)	(23,672)	(23,773)

Gross goodwill, end of period	136,970	351,704	488,674	134,723	347,984	482,707

Accumulated impairment loss, beginning of period	(41,500)	—	(41,500)	(22,600)	—	(22,600)
Impairment loss	—	—	—	(18,900)	—	(18,900)

Accumulated impairment loss, end of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)

Net goodwill, end of period	$95,470	$351,704	$447,174	$93,223	$347,984	$441,207

Note 7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred compensation	$20,509	$19,145
Lease incentives	38,511	39,628
Deferred rent benefit	37,617	37,104
Deferred revenue – long term	12,915	13,867
Other	13,798	13,088

Total other liabilities	$123,350	$122,832

Note 8. Debt

Debt consisted of the following:

	June 30, 2015	December 31, 2014
Senior Secured Credit Facility:
Revolving Commitments	$—	$—
Term A-2 Loans	250,000	507,250
Notes	250,000	—

Total principal amount outstanding	500,000	507,250
Less: unamortized debt issuance costs
Term A-2 Loans	2,970	6,612
Notes	3,727	—

Total unamortized debt issuance costs	6,697	6,612

Debt less unamortized debt issuance costs	493,303	500,638
Less: current portion	4,941	15,544

Debt – long term	$488,362	$485,094

Senior Secured Credit Facility

On June 9, 2015, the Company together with certain of its domestic subsidiaries acting as guarantors entered into Amendment No. 4 (the “Amendment”) to the senior secured credit agreement, as amended and restated. The Amendment (i) replaced existing term A-1 loans with new term A-2 loans (the “Term A-2 Loans”) in an aggregate principal amount of $250 million, which was fully drawn on June 9, 2015 (the “Closing Date”), (ii) rolled over the existing revolving credit commitments into a like principal amount of revolving commitments in an aggregate principal amount of $200 million, none of which was drawn on the Closing Date, and (iii) increased the existing revolving commitments by an aggregate principal amount of $50 million for a total of $250 million (the “Revolving Commitments”), none of which was drawn on the Closing Date. The Company refers to the Term A-2 Loans and Revolving Commitments collectively as the “Senior Secured Credit Facility.”

The maturity date of all Term A-2 Loans is June 9, 2020. The principal amount of the Term A-2 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-2 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-2 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Amended Credit Agreement, including the Revolving Commitments, is June 9, 2020. The Term A-2 Loans and the Revolving Commitments will, at the option of the Company, bear interest at the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.50% or the Base Rate (as defined in the Amended Credit Agreement) plus 0.50%, as applicable, with the possibility of adjustments to the applicable interest rates based on fluctuations in specified first lien net leverage ratios. The annual interest rate on the Term A-2 loans was the Eurodollar Rate plus 1.50%, or 1.69%, at June 30, 2015.

Amortization of debt issuance costs was $0.6 million and $1.2 million in the three and six months ended June 30, 2015 and $0.7 million and $1.3 million in the three and six months ended June 30, 2014, respectively. The Company paid interest of $3.3 million and $7.0 million in the three and six months ended June 30, 2015 and $3.9 million and $8.0 million in the three and six months ended June 30, 2014, respectively.

Future minimum payments for the Term A-2 Loans are as follows for the years ended December 31 (in thousands):

2015 (1)	$2,500
2016	5,000
2017	7,500
2018	10,000
2019	10,000
2020	215,000

Total principal payments	$250,000

(1)	For the six months ended December 31, 2015.

Notes

On June 9, 2015, the Company entered into an indenture relating to the issuance of $250 million aggregate principal amount of senior notes due 2023 at an issue price of 100% (the “Notes”). The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries acting as guarantors. The Notes bear interest at a rate of 5.625%, pay interest semi-annually in cash in arrears on June 15 and December 15 of each year beginning on December 15, 2015, and mature on June 15, 2023.

The terms of the indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness; (ii) create liens on assets securing indebtedness; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) merge, amalgamate or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment defaults, a failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

Debt Refinancing

The Company used the proceeds from the offering of the Notes, together with borrowings under the Term A-2 Loans and cash on hand, to prepay and terminate the Company’s existing Term A-1 Loans and to pay related fees and expenses. The Company evaluated each investor of the Term A-1 Loans that reinvested in the Term A-2 Loans and/or the Notes. If the change in the present value of future cash flows between the investments was more than 10%, the debt refinancing with the investor was accounted for as a debt extinguishment and a loss on extinguishment was recorded equal to the difference between the fair value of the new debt and the carrying value of the extinguished debt. If the change in the present value of future cash flows between the investments was less than 10%, the debt refinancing with the investor was accounted for as a debt modification for which the Company expensed debt issuance costs paid to third parties and determined a new effective interest rate. In addition, debt issuance costs related to the Revolving Commitments were deferred and amortized over the extended term since the borrowing capacity of the new arrangement was greater than the borrowing capacity of the old arrangement. Extinguishment accounting was applied for creditors not involved in the revolving commitment facility after the Amendment. As a result, the Company recorded $4.8 million in debt extinguishment costs, comprised of a $3.7 million loss on debt extinguishment and $1.1 million of debt modification expense.

After the debt refinancing, the Company had $9.9 million of debt issuance costs capitalized, of which $3.0 million related to the Term A-2 Loans and $3.8 million related to the Notes and are recorded as a deduction from the carrying amount of the debt. In addition, $3.1 million related to the Revolving Commitments and are recorded in Other assets. These amounts are being amortized into interest expense over the term of the Senior Secured Credit Facility and Notes using the effective interest method.

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

The Company recognized total share-based compensation costs of $4.6 million and $3.8 million in the three months ended June 30, 2015 and 2014, respectively and $9.0 million and $7.8 million in the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, $35.2 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

During the six months ended June 30, 2015, the Company granted 280,743 restricted stock units (“RSUs”) and 31,941 performance based stock awards (“PSAs”) with a weighted-average grant date fair value of $73.14 and $72.39, respectively. Additionally, 260,798 RSUs with a weighted-average grant date fair value of $53.45 vested in the six months ended June 30, 2015.

Dividends

The Company declared and paid a quarterly cash dividend of $0.375 in each of the first and second quarter of 2015. In July 2015, the Board of Directors declared a third quarter 2015 cash dividend of $0.375 per share. The dividend is payable on September 30, 2015 to stockholders of record at the close of business on September 15, 2015. The Company funds its dividend payments with cash on hand and cash generated from operations.

Share Repurchases

In February 2015, the Company’s Board of Directors approved a $100 million stock repurchase program, which is authorized through December 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations. The Company repurchased 74,000 and 158,000 shares for $6.3 million and $12.9 million in the three and six months ended June 30, 2015, respectively.

Note 10. Derivative Instruments and Hedging Activities

The Company’s international operations are subject to risks related to currency exchange fluctuations. The Company uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with revenue and cost reimbursement transactions. A forward currency contract obligates the Company to exchange a predetermined amount of one currency to make equivalent payments in another currency equal to the value of such exchange.

The Company has entered into forward currency contracts that will settle at various times through June 30, 2016. These contracts have been designated as cash flow hedges of anticipated revenues and expenses to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts at June 30, 2015 was AU$11.5 million, £4.7 million, and €8.9 million. In July 2015, the Company entered into additional forward currency contracts with a notional amount of AU$6.9 million and €4.3 million.

In October 2013, the Company entered into interest rate swap arrangements with notional amounts totaling $275 million which amortize to $232 million through the August 2, 2018 maturity date of the Term A-1 Loan. The interest rate swap arrangements effectively fixed the Company’s interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loan. The arrangements, designated as cash flow hedging instruments, protected against adverse fluctuations in interest rates by reducing the Company’s exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt.

In July 2015, the Company terminated all of its interest rate swap arrangements which resulted in a termination payment of $2.3 million. The remaining amount of accumulated other comprehensive loss at the termination date will be amortized through interest expense through August 2018, the remaining life of the previously hedged interest payments.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months. The forward currency contracts and interest rate swaps are recognized in the condensed consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency expenditures or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings.

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets was as follows (in thousands)

Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Asset Derivatives
Prepaid expenses and other current assets (foreign currency contracts)	$870	$—
Liability Derivatives
Accounts payable and accrued liabilities (foreign currency contracts)	$—	$23
Other liabilities (interest rate swaps)	1,899	717

The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)		Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Forward currency contracts	$686	$263	$1,762	$363
Interest rate swap arrangements	138	(971)	(2,603)	(2,077)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2015	2014	2015	2014
Revenue	$564	$—	$876	$—
Cost of services	16	162	(7)	321
Member relations and marketing	16	134	(6)	265
General and administrative	5	65	(2)	128
Interest expense	(764)	819	(1,548)	11
Other (expense) income, net	190	—	96	—

	$27	$1,180	$(591)	$725

Note 11. Restructuring Costs

In the fourth quarter of 2014, the Company committed to a workforce reduction plan (the “2014 Plan”) as it identified areas where changes to structure as a result of technology investments or process improvement created redundancies. Total pretax restructuring charges related to the 2014 Plan were approximately $3 million, consisting primarily of severance and related termination benefits. Substantially all of the cash is expected to be paid in 2015.

Note 12. Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries as such earnings are deemed to be permanently reinvested locally.

The provisions (benefit) for income taxes was $0.7 million and ($2.2) million and the effective tax rate was 2.9% and (25.4%) in the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the provision for income taxes was $12.9 million and $3.2 million and the effective tax rate was 23.3% and 72.1%, respectively.

The Company’s effective tax rate for the three and six months ended June 30, 2015 differed from the federal statutory rate of 35% primarily due to foreign tax credits, government provided tax incentives, and the benefits of financing transactions in the UK, which were partially offset by state income taxes. In the three months ended June 30, 2015, the discrete items included a $1.9 million tax benefit for a change in the Company’s election to claim foreign tax credits that were previously taken as deductions and $4.6 million of government provided tax incentives. The Company’s effective tax rate for the three and six months ended June 30, 2014 differed from the federal statutory rate primarily due to the PDRI impairment loss.

The Company made income tax payments of $25.3 million and $10.8 million in the three months ended June 30, 2015 and 2014 and $45.5 million and $19.5 million in the six months ended June 30, 2015 and 2014, respectively. The Company had net prepaid income taxes of $24.6 million at June 30, 2015 included in Prepaid expenses and other current assets.

Note 13. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	33,458	33,703	33,516	33,709
Effect of dilutive common shares outstanding	236	—	311	392

Diluted weighted average common shares outstanding	33,694	33,703	33,827	34,101

Approximately 0.3 million shares in the three months ended June 30, 2014 have been excluded from the calculation of the dilutive effect shown above because their impact would be anti-dilutive. These shares related to share-based compensation awards.

Note 14. Commitments and Contingencies

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company had a $4.5 million liability at December 31, 2014 relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. In April 2015, the Company paid $3.7 million under a voluntary sales tax disclosure agreement.

Note 15. Changes in Accumulated Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive income (loss) (“AOCI”) is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three and six months ended June 30, 2015 were as follows (in thousands)

	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, March 31, 2015	$(1,012)	$(36,680)	$(37,692)
Current period activity:
Net unrealized gains	511	—	511
Reclassification of gains into earnings	(42)	—	(42)
Net translation of investments in foreign operations	—	23,710	23,710
Net translation of intra-entity loans	—	12,044	12,044

Net change in Accumulated other comprehensive income (loss)	469	35,754	36,223
Balance, June 30, 2015	$(543)	$(926)	$(1,469)

	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2014	$(429)	$(5,160)	$(5,589)
Current period activity:
Net unrealized losses	(428)	—	(428)
Reclassification of losses into earnings	314	—	314
Net translation of investments in foreign operations	—	1,964	1,964
Net translation of intra-entity loans	—	2,270	2,270

Net change in Accumulated other comprehensive income (loss)	(114)	4,234	4,120

Balance, June 30, 2015	$(543)	$(926)	$(1,469)

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans which the Company deems to be of a long-term investment nature.

Note 16. Segment Information

Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker. The Company has two reportable segments, CEB and SHL Talent Measurement. The CEB segment, which includes the Company’s historical business operations prior to the acquisition of SHL, provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions. CEB’s products and services focus on several key corporate functions across a wide range of industries. The CEB segment also includes the operations of PDRI, a service provider of customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises, and recently-acquired Metrics That Matter™ and Talent Neuron™.

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

The Company evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the reduction of SHL and Metrics That Matter™ revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the acquisition date to fair value (the “deferred revenue fair value adjustment”). The Company defines segment Adjusted EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes and excludes the provision for income taxes; interest expense, net; net non-operating foreign currency gain (loss); equity method investment loss; depreciation and amortization; the impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; and gain on acquisition. This measure was revised in 2015 to exclude from Adjusted EBITDA the net non-operating foreign currency (gain) loss. Non-operating foreign currency (gain) loss primarily results from the remeasurement of foreign currency cash, receivable and payable balances held by CEB US and subsidiaries with the USD as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, the balance sheets of non-US subsidiaries whose functional currency is the USD and any gain or loss on foreign currency hedges relating to these items included in net income. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Management uses these non-GAAP financial measures to evaluate and compare segment operating performance. These segment non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results.

Information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
CEB segment	$181,773	$175,370	$354,667	$336,089
SHL Talent Measurement segment	50,191	55,057	98,896	103,775

Total revenue	$231,964	$230,427	$453,563	$439,864

Adjusted revenue
CEB segment	$181,773	$176,917	$354,721	$337,936
SHL Talent Measurement segment	50,880	55,460	99,950	105,162

Total Adjusted revenue	$232,653	$232,377	$454,671	$443,098

Operating profit (loss)
CEB segment	$37,453	$(9,158)	$68,388	$13,216
SHL Talent Measurement segment	1,385	(72)	420	(3,968)

Total operating profit (loss)	$38,838	$(9,230)	$68,808	$9,248

Adjusted EBITDA
CEB segment	$49,782	$46,437	$94,145	$82,065
SHL Talent Measurement segment	10,576	9,721	19,350	15,917

Total Adjusted EBITDA	$60,358	$56,158	$113,495	$97,982

Adjusted EBITDA margin
CEB segment	27.4%	26.2%	26.5%	24.3%
SHL Talent Measurement segment	20.8%	17.5%	19.4%	15.1%
Total Adjusted EBITDA margin	25.9%	24.2%	25.0%	22.1%

Depreciation and amortization
CEB segment	$8,811	$9,343	$17,633	$17,135
SHL Talent Measurement segment	8,081	9,094	16,101	17,796

Total depreciation and amortization	$16,892	$18,437	$33,734	$34,931

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$231,964	$230,427	$453,563	$439,864
Impact of deferred revenue fair value adjustment	689	1,950	1,108	3,234

Adjusted revenue	$232,653	$232,377	$454,671	$443,098

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$23,212	$(6,421)	$42,302	$1,235
Provision (benefit) for income taxes	704	(2,187)	12,871	3,199
Interest expense, net	4,693	4,347	9,037	9,155
Non-operating foreign currency loss (gain)	4,732	2,034	(1,471)	2,911
Equity method investment loss	61	—	898	—
Depreciation and amortization	16,892	18,437	33,734	34,931
Impact of the deferred revenue fair value adjustment	689	1,950	1,108	3,234
Acquisition related costs	—	1,106	—	2,445
Restructuring costs	—	—	1,238	—
Impairment loss	—	39,700	—	39,700
Debt extinguishment costs	4,775	—	4,775	—
Gain on cost method investment	—	(6,585)	—	(6,585)
Share-based compensation	4,600	3,777	9,003	7,757

Total Adjusted EBITDA	$60,358	$56,158	$113,495	$97,982

Total Adjusted EBITDA margin	25.9%	24.2%	25.0%	22.1%

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

Business Overview

We are a best practice insight and technology company. In partnership with leading organizations around the globe, we develop innovative solutions to drive corporate performance. CEB equips leaders with the intelligence to effectively manage talent, customers, and operations.

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

Several issues across the business impacted our performance and results in the three and six months ended June 30, 2015. At the midpoint of the year, bookings are tracking more toward the mid-single-digit range. We continue to look for areas to make concentrated efforts in closing staffing gaps within the CEB segment, focusing on the account management area. We are working with our customers in the SHL segment to transition them to a subscription based product, which is impacting results in that segment. Our investments in these areas are being made to support revenue. Finally, our business continues to be impacted by fluctuations in foreign currency.

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

The term “Adjusted EBITDA” refers to net income (loss) before loss from discontinued operations, net of provision for income taxes and excludes the provision for income taxes; interest expense, net; net non-operating foreign currency gain (loss); equity method investment loss; depreciation and amortization; the impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; and gain on acquisition.

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

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

•	Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incurred transaction and certain other operating expenses in connection with our acquisitions which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

•	Share-based compensation: Although share-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense. Accordingly, we exclude share-based compensation from our non-GAAP financial measures because we believe it provides valuable supplemental information that helps investors have a more complete understanding of our operating results. In addition, we believe the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other peer companies, many of which also exclude such expense in determining their non-GAAP measures, given varying valuation methodologies, subjective assumptions, and the variety and amount of award types that may be utilized.

•	Net non-operating foreign currency gain (loss): Beginning in the first quarter of 2015, we adjusted for the impact of net non-operating foreign currency gains (losses) included in other income (expense). These items primarily result from the remeasurement of foreign currency cash balances held by CEB US and subsidiaries with the USD as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the USD. We believe this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses.

•	Other: We adjust for other items such as the equity method investment loss, restructuring costs, gain on cost method investment, debt extinguishment costs, impairment loss and other items. We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$181,773	$50,191	$231,964	$175,370	$55,057	$230,427
Impact of the deferred revenue fair value adjustment	—	689	689	1,547	403	1,950

Adjusted revenue	$181,773	$50,880	$232,653	$176,917	$55,460	$232,377

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$354,667	$98,896	$453,563	$336,089	$103,775	$439,864
Impact of the deferred revenue fair value adjustment	54	1,054	1,108	1,847	1,387	3,234

Adjusted revenue	$354,721	$99,950	$454,671	$337,936	$105,162	$443,098

Constant Currency Adjusted Revenue

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Adjusted Revenue	$181,773	$50,880	$232,653	$354,721	$99,950	$454,671
Currency exchange rate fluctuations	3,327	5,370	8,697	5,953	9,964	15,917

Constant currency Adjusted revenue	$185,100	$56,250	$241,350	$360,674	$109,914	$470,588

Adjusted EBITDA

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net income (loss)			$23,212			$(6,421)
Provision (benefit) for income taxes			704			(2,187)
Interest expense, net			4,693			4,347
Debt extinguishment costs			4,775			—
Gain on cost method investment			—			(6,585)
Other expense, net			5,454			1,616

Operating profit (loss)	$37,453	$1,385	38,838	$(9,158)	$(72)	(9,230)
Other expense, net	(3,285)	(2,169)	(5,454)	(1,008)	(608)	(1,616)
Net non-operating foreign currency loss	2,675	2,057	4,732	1,693	341	2,034
Equity method investment loss	6	55	61	—	—	—
Depreciation and amortization	8,811	8,081	16,892	9,343	9,094	18,437
Impact of the deferred revenue fair value adjustment	—	689	689	1,547	403	1,950
Acquisition related costs	—	—	—	1,106	—	1,106
Restructuring costs	—	—	—	—	—	—
Impairment loss	—	—	—	39,700	—	39,700
Share-based compensation	4,122	478	4,600	3,214	563	3,777

Adjusted EBITDA	$49,782	$10,576	$60,358	$46,437	$9,721	$56,158

Adjusted EBITDA margin	27.4%	20.8%	25.9%	26.2%	17.5%	24.2%

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net income			$42,302			$1,235
Provision for income taxes			12,871			3,199
Interest expense, net			9,037			9,155
Debt extinguishment costs			4,775			—
Gain on cost method investment			—			(6,585)
Other (income) expense, net			(177)			2,244

Operating profit (loss)	$68,388	$420	68,808	$13,216	$(3,968)	9,248
Other income (expense), net	123	54	177	(1,089)	(1,155)	(2,244)
Net non-operating foreign currency (gain) loss	(1,135)	(336)	(1,471)	2,080	831	2,911
Equity method investment loss	649	249	898	—	—	—
Depreciation and amortization	17,633	16,101	33,734	17,135	17,796	34,931
Impact of the deferred revenue fair value adjustment	54	1,054	1,108	1,847	1,387	3,234
Acquisition related costs	—	—	—	2,445	—	2,445
Restructuring costs	290	948	1,238	—	—	—
Impairment loss	—	—	—	39,700	—	39,700
Share-based compensation	8,143	860	9,003	6,731	1,026	7,757

Adjusted EBITDA	$94,145	$19,350	$113,495	$82,065	$15,917	$97,982

Adjusted EBITDA margin	26.5%	19.4%	25.0%	24.3%	15.1%	22.1%

Constant Currency Adjusted EBITDA

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Adjusted EBITDA	$49,782	$10,576	$60,358	$94,145	$19,350	$113,495
Currency exchange rate fluctuations	333	1,734	2,067	481	3,150	3,631

Constant currency Adjusted EBITDA	$50,115	$12,310	$62,425	$94,626	$22,500	$117,126

Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$23,212	$(6,421)	$42,302	$1,235
Net non-operating foreign currency loss (gain) (1)	4,182	1,895	(1,206)	2,689
Debt extinguishment costs (1)	2,841	—	2,841	—
Equity method investment loss (1)	59	—	636	—
Amortization of acquisition related intangibles (1)	6,307	7,429	12,675	13,929
Impact of the deferred revenue fair value adjustment (1)	517	1,219	827	2,127
Acquisition related costs (1)	—	743	—	1,545
Restructuring costs (1)	—	—	860	—
Impairment loss (2)	—	24,139	—	24,139
Gain on cost method investment (1)	—	(3,944)	—	(3,944)
Share-based compensation (1)	2,865	2,363	5,598	4,821

Adjusted net income	$39,983	$27,423	$64,533	$46,541

Non-GAAP Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted earnings (loss) per share	$0.69	$(0.19)	$1.25	$0.04
Net non-operating foreign currency loss (gain) (1)	0.12	0.06	(0.04)	0.07
Debt extinguishment costs (1)	0.08	—	0.08	—
Equity method investment loss (1)	—	—	0.02	—
Amortization of acquisition related intangibles (1)	0.19	0.22	0.37	0.41
Impact of the deferred revenue fair value adjustment (1)	0.02	0.04	0.03	0.06
Acquisition related costs (1)	—	0.02	—	0.05
Restructuring costs (1)	—	—	0.03	—
Impairment loss (2)	—	0.71	—	0.71
Gain on cost method investment (1)	—	(0.12)	—	(0.12)
Share-based compensation (1)	0.09	0.07	0.17	0.14

Non-GAAP diluted earnings per share	$1.19	$0.81	$1.91	$1.36

(1)	Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 18% in 2015 and 10% in 2014 for the net non-operating foreign currency loss (gain); 40% in 2015 for the debt extinguishment costs; 29% in 2015 for the equity method investment loss; 29% in 2015 and 30% in 2014 for the amortization of acquisition related intangibles; 26% in 2015 and 29% in 2014 for the impact of the deferred revenue fair value adjustment; 40% in 2014 for acquisition related costs; 31% in 2015 for restructuring costs; 40% in 2014 for the gain on cost method investment; and 38% in 2015 and 2014 for share-based compensation.
(2)	The $39.7 million impairment loss associated with PDRI’s non-deductible intangible assets and goodwill recognized in the three months ended June 30, 2014 was not treated as a discrete event in the provision for income taxes; rather, it was considered to be a component of the estimated annual effective tax rate. Approximately $0.4 million of the income tax effect associated with the non-deductible goodwill impairment loss was reflected in the income tax provision in the three and six months ended June 30, 2014 and the remaining tax effect was added back in the third and fourth quarter of 2014 to bring the full year adjustment to $31.4 million.

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

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$231,964	$230,427	$453,563	$439,864
Costs and expenses:
Cost of services	82,432	84,080	161,091	161,318
Member relations and marketing	65,509	67,034	131,594	133,797
General and administrative	28,293	29,300	57,098	58,425
Acquisition related costs	—	1,106	—	2,445
Restructuring costs	—	—	1,238	—
Impairment loss	—	39,700	—	39,700
Depreciation and amortization	16,892	18,437	33,734	34,931

Total costs and expenses	193,126	239,657	384,755	430,616

Operating profit (loss)	38,838	(9,230)	68,808	9,248
Other (expense) income, net
Debt extinguishment costs	(4,775)	—	(4,775)	—
Interest income and other	(5,360)	(1,435)	366	(2,088)
Gain on cost method investment	—	6,585	—	6,585
Interest expense	(4,787)	(4,528)	(9,226)	(9,311)

Total other (expense) income, net	(14,922)	622	(13,635)	(4,814)

Income (loss) before provision (benefit) for income taxes	23,916	(8,608)	55,173	4,434
Provision (benefit) for income taxes	704	(2,187)	12,871	3,199

Net income (loss)	$23,212	$(6,421)	$42,302	$1,235

In the fourth quarter of 2014, we adjusted our classification of certain costs within the SHL Talent Measurement segment. To conform to the presentation, we reclassified $0.9 million and $0.5 million from Cost of services and Member relations and marketing, respectively, to General and administrative in the three months ended June 30, 2014 and $1.9 million and $1.1 million in the six months ended June 30, 2014.

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production of content and delivery of our services, consisting of salaries; share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials; costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management; consisting of salaries; sales incentives; share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions; including human resources and recruiting; finance and accounting; legal; management information systems; facilities management; business development; and other. Costs include salaries; share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs, which represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding; consolidation of office locations and associated exit costs; and consolidation of technology infrastructure.

•	Restructuring costs, which consist primarily of severance and related termination benefits associated with our workforce reduction plan (the “2014 Plan”) for approximately 50 employees.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures and equipment; capitalized software; and website development costs.

Other (Expense) Income, net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$(4,787)	$(4,528)	$(9,226)	$(9,311)
Debt extinguishment costs	(4,775)	—	(4,775)	—
Gain on cost method investment	—	6,585	—	6,585
Change in fair value of deferred compensation plan assets	(198)	615	219	803
Net non-operating foreign currency (loss) gain	(4,732)	(2,034)	1,471	(2,911)
Equity method investment loss	(61)	—	(898)	—
Interest income	94	181	189	156
Other	(463)	(197)	(615)	(136)

Other (expense) income, net	$(14,922)	$622	$(13,635)	$(4,814)

The increase in interest expense in three months ended June 30, 2015 was due to the June 2015 issuance of Notes to repay a portion of the existing term A-1 loans. The Notes have a higher interest rate than the existing term A-1 loans, which was partially offset by lower interest costs associated with the amended credit facility. In addition, we incurred $4.8 million of debt extinguishment costs in the three months ended June 30, 2015 associated with the debt refinancing. The net non-operating foreign currency (loss) gain was primarily due to the remeasurement of foreign currency cash balances held by CEB US and subsidiaries with the USD as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the USD.

Provision for Income Taxes

We compute the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries as such earnings are deemed to be permanently reinvested locally.

The provisions (benefit) for income taxes was $0.7 million and ($2.2) million and the effective tax rate was 2.9% and (25.4%) in the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the provision for income taxes was $12.9 million and $3.2 million and the effective tax rate was 23.3% and 72.1%, respectively.

Our effective tax rate for the three and six months ended June 30, 2015 differed from the federal statutory rate of 35% primarily due to foreign tax credits, government provided tax incentives, and the benefits of financing transactions in the UK, which were partially offset by state income taxes. In the three months ended June 30, 2015, the discrete items included a $1.9 million tax benefit for a change in the election to claim foreign tax credits that were previously taken as deductions and $4.6 million of government provided tax incentives. Our effective tax rate for the three and six months ended June 30, 2014 differed from the federal statutory rate primarily due to the PDRI impairment loss.

We made income tax payments of $25.3 million and $10.8 million in the three months ended June 30, 2015 and 2014 and $45.5 million and $19.5 million in the six months ended June 30, 2015 and 2014, respectively. We had net prepaid income taxes of $24.6 million at June 30, 2015 included in Prepaid expenses and other current assets.

For 2015, we expect the effective tax rate to be between 30% and 32%. However, the tax provision is subject to a number of uncertainties, including the impact of foreign currency remeasurement gains (losses) and the extension of certain government provided tax incentives. In addition, we expect that the amount of cash taxes to be paid in the second half of 2015 will be substantially lower given our prepaid income tax balance at June 30, 2015.

Segment Results

CEB Segment Operating Data

	June 30,
	2015	2014
CEB segment Contract Value (in thousands) (1)	$667,649	$641,091
Constant currency CEB segment Contract Value (in thousands) (2)	$681,231
CEB segment Member institutions (3)	6,983	6,780
CEB segment Contract Value per member institution	$95,483	$94,366
Constant currency CEB segment Contract Value per member institution (2)	$97,400
CEB segment Wallet retention rate (4)	94%	99%
Constant currency CEB segment Wallet retention rate (2)	96%

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.
(2)	Calculated on a constant currency basis whereby financial information in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).
(3)	We define “CEB segment Member institutions,” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”
(4)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB segment Contract Value increased $26.6 million, or 4.1%, at June 30, 2015 compared to June 30, 2014 primarily as a result of increased sales to new and existing large enterprise and middle market members. Constant currency CEB segment Contract Value increased $40.1 million, or 6.3%, at June 30, 2015 compared to June 30, 2014.

CEB Segment Results of Operations

The financial results of operations for the CEB segment (in thousands) are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$181,773	$175,370	$354,667	$336,089
Costs and expenses:
Cost of services	63,924	63,349	124,426	121,884
Member relations and marketing	51,610	50,659	102,647	101,056
General and administrative	19,975	20,371	41,283	40,653
Acquisition related costs	—	1,106	—	2,445
Restructuring costs	—	—	290	—
Impairment loss	—	39,700	—	39,700
Depreciation and amortization	8,811	9,343	17,633	17,135

Total costs and expenses	144,320	184,528	286,279	322,873

Operating profit (loss)	$37,453	$(9,158)	$68,388	$13,216

CEB Segment Revenue

The following table outlines CEB Segment Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$181,773	$175,370	$354,667	$336,089
Adjusted revenue	181,773	176,917	354,721	337,936
Constant currency Adjusted revenue	185,100	176,917	360,674	337,936

Revenue increased $6.4 million, or 3.7%, in the three months ended June 30, 2015 from the three months ended June 30, 2014. The increase in 2015 was primarily due to an increase in sales bookings with new and existing customers, which was partially offset by unfavorable foreign currency effects. Revenue increased $18.6 million, or 5.5%, in the six months ended June 30, 2015 from the six months ended June 30, 2014.

Adjusted revenue increased $4.9 million, or 2.7%, in the three months ended June 30, 2015 from the three months ended June 30, 2014. Adjusted revenue increased $16.8 million, or 5.0%, in the six months ended June 30, 2015 from the six months ended June 30, 2014.

Revenue was impacted by fluctuations in foreign currencies against the USD, primarily by the British Pound, Euro and Australian Dollar. Constant currency Adjusted revenue increased $8.2 million, or 4.6%, in the three months ended June 30, 2015 from the three months ended June 30, 2014. Constant currency Adjusted revenue increased $22.7 million, or 6.7%, in the six months ended June 30, 2015 from the six months ended June 30, 2014.

CEB Segment Costs and Expenses

Costs and expenses were $144.3 million in the three months ended June 30, 2015, a decrease of $40.2 million from $184.5 million in the three months ended June 30, 2014. The decrease was primarily due to a $39.7 million impairment loss recorded in the second quarter of 2014. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound sterling (“GBP”) and the Australian dollar all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs, includes salaries, payroll taxes and benefits. The total expense was $73.8 million and $72.6 million in the three months ended June 30, 2015 and 2014, respectively, an increase of $1.2 million. The increase was primarily due to an increase in headcount. The total expense was $144.7 million and $139.6 million in the six months ended June 30, 2015 and 2014, respectively, an increase of $5.1 million. The increase was primarily due to an increase in headcount, including the full year to date impact of additional personnel resulting from our acquisition of Metrics That Matter™.

•	Variable compensation consists of sales commissions and annual bonuses. The total expense was $18.4 million and $18.5 million in the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.1 million. The total expense was $38.5 million and $37.6 million in the six months ended June 30, 2015 and 2014, respectively, an increase of $0.9 million. The increase was primarily due to an increase in employee headcount.

•	Share-based compensation costs were $4.1 million and $3.2 million in the three months ended June 30, 2015 and 2014, respectively, an increase of $0.9 million. Share-based compensation costs were $8.1 million and $6.7 million in the six months ended June 30, 2015 and 2014, respectively, an increase of $1.4 million. The increases were primarily due to an increase in the total fair value of awards granted in 2012 through 2015.

•	Third-party consulting costs were $8.2 million in the three months ended June 30, 2015 and 2014. Third-party consulting costs were $14.9 million and $16.7 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $1.8 million. The decrease was primarily due to a decrease in the amount of consulting time used for member-facing technology development and the implementation of operating systems enhancements.

•	Travel and related expenses were $7.0 million and $7.1 million in the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.1 million. Travel and related expenses were $13.9 million and $14.8 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.9 million. The decreases were primarily due to a decrease in costs incurred in the delivery of advisory and research services.

•	Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $6.8 million and $7.9 million in the three months ended June 30, 2015 and 2014, respectively, a decrease of $1.1 million. Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $13.5 million and $15.2 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $1.7 million. The decreases were primarily due to additional sublease income from one of the subtenants of the CEB headquarters, which commenced in 2014.

•	CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar. The value of the GBP versus the US dollar was approximately $0.15, or 8.9% lower, on average, in the three months ended June 30, 2015 compared to the same period of 2014. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$35,428	19.5%	$35,686	20.3%	$69,272	19.5%	$67,410	20.1%
Variable compensation	5,144	2.8	5,146	2.9	10,932	3.1	11,053	3.3
Allocated facilities	2,912	1.6	3,068	1.7	5,870	1.7	6,192	1.8
Third-party consulting	6,226	3.4	5,750	3.3	11,388	3.2	11,637	3.5
Travel and related	3,354	1.8	3,546	2.0	6,345	1.8	7,082	2.1
Share-based compensation	1,453	0.8	1,329	0.8	2,935	0.8	2,529	0.8

Cost of services increased 0.9%, or $0.6 million, to $63.9 million in the three months ended June 30, 2015 from $63.3 million in the three months ended June 30, 2014.

Cost of services increased 2.1%, or $2.5 million, to $124.4 million in the six months ended June 30, 2015 from $121.9 million in the six months ended June 30, 2014. The $1.9 million increase in compensation and related costs was primarily due to an increase in headcount, including the full year to date impact of additional personnel resulting from our acquisition of Metrics That Matter™ on February 28, 2014.

Cost of services as a percentage of revenue was 35.2% and 36.1 % in the three months ended June 30, 2015 and 2014, respectively, and 35.1% and 36.3 % in the six months ended June 30, 2015 and 2014, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$27,408	15.1%	$26,453	15.1%	$54,305	15.3%	$52,071	15.5%
Variable compensation	11,222	6.2	11,482	6.5	22,312	6.3	22,483	6.7
Allocated facilities	3,124	1.7	3,540	2.0	6,090	1.7	6,937	2.1
Third-party consulting	1,009	0.6	973	0.6	1,625	0.5	1,947	0.6
Travel and related	2,916	1.6	2,852	1.6	6,249	1.8	6,240	1.9
Share-based compensation	985	0.5	480	0.3	1,846	0.5	1,235	0.4

Member relations and marketing increased 1.8%, or $0.9 million, to $51.6 million in the three months ended June 30, 2015 from $50.7 million in the three months ended June 30, 2014. The $0.9 million increase in compensation and related costs was primarily due to an increase in headcount.

Member relations and marketing increased 1.6%, or $1.5 million, to $102.6 million in the six months ended June 30, 2015 from $101.1 million in the six months ended June 30, 2014. The $2.2 million increase in compensation and related costs was primarily due to an increase in headcount, including the full year to date impact of additional personnel resulting from our acquisition of Metrics That Matter™ acquisition. We expect to continue making investment in sales headcount for the remainder of 2015.

Member relations and marketing expense as a percentage of revenue was 28.4% and 28.9% in the three months ended June 30, 2015 and 2014, respectively, and 28.9% and 30.1% in the six months ended June 30, 2015 and 2014, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$10,924	6.0%	$10,444	6.0%	$21,154	6.0%	$20,076	6.0%
Variable compensation	2,025	1.1	1,902	1.1	5,224	1.5	4,046	1.2
Allocated facilities	723	0.4	1,267	0.7	1,568	0.4	2,083	0.6
Third-party consulting	993	0.5	1,493	0.9	1,918	0.5	3,105	0.9
Share-based compensation	1,696	0.9	1,410	0.8	3,356	0.9	2,973	0.9

General and administrative decreased 2.0%, or $0.4 million, to $20.0 million in the three months ended June 30, 2015 from $20.4 million in the three months ended June 30, 2014. The $0.5 million increase in compensation and related costs and the $0.1 million increase in variable compensation were primarily due to increased headcount. The $0.5 million decrease in third-party consulting costs was primarily due to a decrease in the amount of expense associated with operating system enhancements.

General and administrative increased 1.5%, or $0.6 million, to $41.3 million in the six months ended June 30, 2015 from $40.7 million in the six months ended June 30, 2014. The $1.1 million increase in compensation and related costs and the $1.2 million increase in variable compensation were primarily due to increased headcount. The $1.2 million decrease in third-party consulting costs was primarily due to a decrease in the amount of expense associated with operating system enhancements.

General and administrative expense as a percentage of revenue was 11.0% and 11.6% in the three months ended June 30, 2015 and 2014, respectively, and 11.6% and 12.1% in the six months ended June 30, 2015 and 2014, respectively.

Acquisition Related Costs

Acquisition related costs were $1.1 million in the three months ended June 30, 2014 and $2.4 million in the six months ended June 30, 2014, primarily related to the acquisitions and integration of Metrics That Matter™ and Talent Neuron™.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation	$6,143	$5,685	$12,040	$10,819
Amortization	2,668	3,657	5,593	6,316

Depreciation and amortization decreased 5.7%, or $0.5 million, to $8.8 million in the three months ended June 30, 2015 from $9.3 million in the three months ended June 30, 2014. The $0.5 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The $1.0 million decrease in amortization is primarily a result of the reduction of intangible amortization due to the 2014 impairment of PDRI intangible assets and the completion of useful lives of other intangible assets from prior acquisitions. This decrease has been partially offset by the acquisition of Metrics That Matter™ and Talent Neuron™.

Depreciation and amortization increased 2.9%, or $0.5 million, to $17.6 million in the six months ended June 30, 2015 from $17.1 million in the six months ended June 30, 2014. The $1.2 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The $0.7 million decrease in amortization is primarily a result of the reduction of intangible amortization due to the 2014 impairment of PDR intangible assets and the completion of useful lives of other intangible assets from prior acquisitions. This decrease has been partially offset by the acquisition of Metrics That Matter™ and Talent Neuron™.

Depreciation and amortization expense as a percentage of revenue was 4.8% and 5.3% in the three months ended June 30, 2015 and 2014, respectively and 5.0% and 5.1% in the six months ended June 30, 2015 and 2014, respectively.

SHL Talent Measurement Segment Results of Operations

In the fourth quarter of 2014, we adjusted our classification of certain costs within the SHL Talent Measurement segment. To conform to the presentation, we reclassified $0.9 million and $0.5 million from Cost of services and Member relations and marketing, respectively, to General and administrative in the three months ended June 30, 2014 and $1.9 million and $1.1 million in the six months ended June 30, 2014. The reclassification did not have an impact on total costs and expenses or operating profit. The results of operations for the SHL Talent Measurement segment (in thousands) are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$50,191	$55,057	$98,896	$103,775
Costs and expenses:
Cost of services	18,508	20,731	36,665	39,434
Member relations and marketing	13,899	16,375	28,947	32,741
General and administrative	8,318	8,929	15,815	17,772
Restructuring costs	—	—	948	—
Depreciation and amortization	8,081	9,094	16,101	17,796

Total costs and expenses	48,806	55,129	98,476	107,743

Operating profit (loss)	$1,385	$(72)	$420	$(3,968)

SHL Talent Measurement Segment Revenue

The following table outlines SHL Segment Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$50,191	$55,057	$98,896	$103,775
Adjusted revenue	50,880	55,460	99,950	105,162
Constant currency Adjusted revenue	56,250	55,460	109,914	105,162

Revenue was $50.2 million in three months ended June 30, 2015 and $55.1 million in the three months ended June 30, 2014. Revenue was $98.9 million in six months ended June 30, 2015 and $103.8 million in the six months ended June 30, 2014. Overall, revenue was impacted with the continued transition to a subscription revenue model and the timing of delivery of services.

Adjusted revenue decreased $4.6 million, or 8.3%, to $50.9 million in the three months ended June 30, 2015 from $55.5 million in the three months ended June 30, 2014. The impact of the deferred revenue fair value adjustment was $0.7 million and $0.4 million in the three months ended June 30, 2015 and 2014, respectively. Adjusted revenue decreased $5.2 million, or 5.0%, to $100.0 million in the six months ended June 30, 2015 from $105.2 million in the six months ended June 30, 2014. The impact of the deferred revenue fair value adjustment was $1.1 million and $1.4 million in the six months ended June 30, 2015 and 2014, respectively.

The SHL reporting unit includes international operations that subject us to risks related to currency exchange fluctuations. The functional currency of the SHL reporting unit subsidiaries are the local currencies. The subsidiaries contract and invoice in local currencies. In addition to the timing of service deliveries and increases and decreases in sales volume, revenue is further impacted by fluctuations in foreign currency rates, specifically, the exchange rate of the British Pound against the Australian Dollar, US Dollar, and Euro. Constant currency Adjusted revenue increased $0.8 million, or 1.4%, to $56.3 million in the three months ended June 30, 2015 from $55.5 million in the three months ended June 30, 2014. Constant currency Adjusted revenue increased $4.7 million, or 4.5%, to $109.9 million in the six months ended June 30, 2015 from $105.2 million in the six months ended June 30, 2014.

SHL Talent Measurement Segment Costs and Expenses

Costs and expenses were $48.8 million in the three months ended June 30, 2015, a decrease of $6.3 million from $55.1 million in the three months ended June 30, 2014. Costs and expenses were $98.5 million in the six months ended June 30, 2015, a decrease of $9.3 million from $107.7 million in the six months ended June 30, 2014. The primary expenses recorded by the SHL Talent Measurement segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP against the US dollar, Euro and other currencies. SHL costs and expenses are denominated primarily in the British Pound; therefore, with revenues being denominated in local currencies as discussed above, profits are impacted by the fluctuations in currencies against the British Pound. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs includes salaries, payroll taxes, and benefits. The total expense was $24.3 million and $26.0 million in the three months ended June 30, 2015 and 2014, respectively, a decrease of $1.7 million. The total expense was $48.7 million and $51.4 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $2.7 million. The decrease was primarily due to benefits from foreign currency fluctuations against the US Dollar.

•	Variable compensation includes delivery incentives, sales commissions and annual bonuses. The total expense was $3.2 million and $5.4 million in the three months ended June 30, 2015 and 2014, respectively, a decrease of $2.2 million. The total expense was $8.2 million and $10.6 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $2.4 million. The decreases were primarily due to a change in sales incentive plans from 2014 to 2015. Additional impacts included lower than expected incentive payouts as a result of operating performance and benefits from foreign currency fluctuations against the US Dollar.

•	Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs were $2.4 million and $2.7 million in the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.3 million. Third-party consulting costs were $4.3 million and $5.0 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.7 million.

•	Travel and related expenses primarily relates to sales staff travel and travel incurred to deliver services to customers. The total expense was $1.4 million and $1.9 million in the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.5 million. The total expense was $2.8 million and $3.8 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $1.0 million. The decreases were primarily driven by a decrease in travel related to the delivery of assessment services and sales visits to customers.

•	Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. The total expense was $1.9 million and $2.1 million in the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.2 million. The total expense was $4.0 million and $4.1 million in the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.1 million.

•	The SHL Talent Measurement segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the US dollar, Australian dollar, and Euro. Approximately 40% of SHL expenses are based in GBP. The value of the GBP versus the US dollar, on average, decreased by approximately $0.15, or 8.9%, in the year to date period through June 30, 2015 compared to the same period of 2014. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$11,002	21.9%	$12,145	22.1%	$22,181	22.4%	$23,671	22.8%
Variable compensation	1,166	2.3	1,487	2.7	2,754	2.8	2,763	2.7
Third party consulting	2,339	4.7	2,750	5.0	4,077	4.1	4,799	4.6
Travel and related	581	1.2	914	1.7	1,237	1.3	1,771	1.7
Allocated facilities	1,013	2.0	1,042	1.9	2,071	2.1	2,041	2.0

Cost of services decreased 10.7%, or $2.2 million, to $18.5 million in the three months ended June 30, 2015 from $20.7 million in the three months ended June 30, 2014. The $1.1 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations against the US Dollar. The $0.3 million decrease in variable compensation was primarily due to lower estimated payouts of performance related bonuses and benefits from foreign currency fluctuations against the US Dollar.

Cost of services decreased 7.0%, or $2.7 million, to $36.7 million in the six months ended June 30, 2015 from $39.4 million in the six months ended June 30, 2014. The $1.5 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations against the US Dollar.

Cost of services as a percentage of revenue was 36.9% and 37.7% in the three months ended June 30, 2015 and 2014, respectively and 37.1% and 38.0% in the six months ended June 30, 2015 and 2014, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$8,660	17.3%	$9,170	16.7%	$17,378	17.6%	$18,511	17.8%
Variable compensation	1,709	3.4	3,253	5.9	4,745	4.8	6,477	6.2
Travel and related	619	1.2	777	1.4	1,305	1.3	1,492	1.4
Allocated facilities	593	1.2	643	1.2	1,245	1.3	1,276	1.2

Member relations and marketing decreased 15.1%, or $2.5 million, to $13.9 million in the three months ended June 30, 2015 from $16.4 million in the three months ended June 30, 2014. The $0.5 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations against the US Dollar. The $1.5 million decrease in variable compensation was primarily due to a change in sales incentive plan payout structures.

Member relations and marketing decreased 11.6%, or $3.8 million, to $28.9 million in the six months ended June 30, 2015 from $32.7 million in the six months ended June 30, 2014. The $1.1 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations against the US Dollar. The $1.7 million decrease in variable compensation was primarily due to a change in sales incentive plan payout structures.

Member relations and marketing expense as a percentage of revenue was 27.7% and 29.7% in the three months ended June 30, 2015 and 2014, respectively and 29.3% and 31.5% in the six months ended June 30, 2015 and 2014, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$4,712	9.4%	$4,666	8.5%	$9,091	9.2%	$9,201	8.9%
Variable compensation	301	0.6	698	1.3	689	0.7	1,371	1.3
Allocated facilities	338	0.7	381	0.7	686	0.7	779	0.8
Travel and related	178	0.4	235	0.4	289	0.3	555	0.5

General and administrative decreased 6.8%, or $0.6 million, to $8.3 million in the three months ended June 30, 2015 from $8.9 million in the three months ended June 30, 2014. The decrease in General and administrative was primarily a result of decreases in bonuses, travel and related and legal and accounting fees primarily resulting from foreign currency fluctuations against the US Dollar.

General and administrative decreased 11.0%, or $2.0 million, to $15.8 million in the six months ended June 30, 2015 from $17.8 million in the six months ended June 30, 2014. The decrease in General and administrative was primarily a result of decreases in bonuses, travel and related and legal and accounting fees primarily resulting from foreign currency fluctuations against the US Dollar.

General and administrative expense as a percentage of revenue was 16.6% and 16.2% in the three months ended June 30, 2015 and 2014, respectively and 16.0% and 17.1% in the six months ended June 30, 2015 and 2014, respectively.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation	$1,910	$2,318	$3,836	$4,361
Amortization	6,172	6,775	12,266	13,434

Depreciation and amortization decreased 11.1%, or $1.0 million, to $8.1 million in the three months ended June 30, 2015 from $9.1 million in the three months ended June 30, 2014. Amortization is related to intangible assets acquired in conjunction with the SHL acquisition. The primary reason for the decrease was the change in GBP versus the US Dollar.

Depreciation and amortization decreased 9.5%, or $1.7 million, to $16.1 million in the six months ended June 30, 2015 from $17.8 million in the six months ended June 30, 2014. The primary reason for the decrease was the change in GBP versus the US Dollar.

Depreciation and amortization expense as a percentage of revenue was 16.1% and 16.5% in the three months ended June 30, 2015 and 2014, respectively, and 16.3% and 17.1% in the six months ended June 30, 2015 and 2014, respectively.

SHL Goodwill

We evaluated the results against forecasts, discount rates, market multiples, foreign currency fluctuations, and other key inputs and assumptions that could affect the fair value of the reporting unit and we have not identified any impairment indicators related to the SHL reporting unit. However, we continue to believe the fair value of the SHL reporting unit exceeds its carrying value by less than 10%. The carrying value of the reporting unit was $599.3 million at June 30, 2015, including $352.1 million of goodwill and $215.3 million of amortizable intangible assets.

This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurements change. For example, if all assumptions were held constant, a one percentage point increase in the discount rate would result in a $29 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would result in a $15 million decrease in the estimated fair value of the reporting unit.

We will continue to evaluate indicators of impairment that may warrant an interim impairment test prior to our annual goodwill impairment test on October 1.

Liquidity and Capital Resources

On June 9, 2015, the Company entered into Amendment No. 4 (the “Amendment”) to the senior secured credit agreement dated as of July 2, 2012, as amended and restated (as amended, the “Amended Credit Agreement”). The Amendment (i) replaced existing term A-1 loans with new term A-2 loans (the “Term A-2 Loans”) in an aggregate principal amount of $250 million, which was fully drawn on June 9, 2015 (the “Closing Date”), (ii) rolled over the existing revolving credit commitments into a like principal amount of revolving commitments in an aggregate principal amount of $200 million, none of which was drawn on the Closing Date, and (iii) increased the existing revolving commitments by an aggregate principal amount of $50 million for a total of $250 million (the “Revolving Commitments”), none of which was drawn on the Closing Date.

The maturity date of all Term A-2 Loans is June 9, 2020. The principal amount of the Term A-2 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-2 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-2 Loans, with the balance payable at maturity. The termination date of all revolving commitments under the Amended Credit Agreement, including the Revolving Commitments, is June 9, 2020. The Term A-2 Loans and the Revolving Commitments will, at the option of the Company, bear interest at the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.50% or the Base Rate (as defined in the Amended Credit Agreement) plus 0.50%, as applicable, with the possibility of adjustments to the applicable interest rates based on fluctuations in specified first lien net leverage ratios. The annual interest rate on the Term A-2 loans was the Eurodollar Rate plus 1.50%, or 1.69%, at June 30, 2015.

The Amended Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis. The provision requiring mandatory prepayments attributable to excess cash flows was eliminated in the Amendment. We were in compliance with all of the covenants at June 30, 2015.

On June 9, 2015, we entered into an indenture relating to the issuance of $250 million aggregate principal amount of senior notes due 2023 at an issue price of 100% (the “Notes”). The Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by us and certain of our domestic subsidiaries acting as guarantors. The Notes bear interest at a rate of 5.625%, pay interest semi-annually in cash in arrears on June 15 and December 15 of each year beginning on December 15, 2015, and mature on June 15, 2023.

The terms of the indenture, among other things, limit our ability and our restricted subsidiaries to (i) incur or guarantee additional indebtedness; (ii) create liens on assets securing indebtedness; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) merge, amalgamate or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment defaults, a failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

We had cash and cash equivalents of $124.1 million and $114.9 million at June 30, 2015 and December 31, 2014, respectively. We believe that existing cash and cash equivalents and operating cash flows will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At June 30, 2015, available borrowings under the Revolving Commitments were $238.7 million after reduction of availability to cover $11.3 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

At June 30, 2015, $81.2 million of our cash was held by our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Six Months Ended June 30,
	2015	2014
Net cash flows provided by operating activities	$85,258	$90,158
Net cash flows used in investing activities	(21,798)	(83,813)
Net cash flows used in financing activities	(53,819)	(31,371)

Our primary uses of cash are to fund acquisitions, capital expenditures, share repurchases, dividend payments and debt service requirements under the Senior Secured Credit Facilities.

Cash Flows from Operating Activities

CEB membership subscriptions, which are principally annually renewable agreements, generally are payable by members at the beginning of the contract term. SHL Talent Measurement services are invoiced in advance of services and as services are delivered depending on negotiated contract terms. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $85.3 million and $90.2 million in the six months ended June 30, 2015 and 2014, respectively. The decrease in cash flows from operations was primarily due to the timing of sales bookings on a year over year basis. Additionally, we made income tax payments of $45.5 million and $19.5 million in the six months ended June 30, 2015 and 2014, respectively.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $21.8 million and $83.8 million in the six months ended June 30, 2015 and 2014, respectively. In the six months ended June 30, 2015, we used $13.4 million for capital expenditures, primarily related to the implementation of a new Content Management System and a major upgrade to the SHL Talent Measurement client-facing platform. In the six months ended June 30, 2015, we utilized $5.8 million for acquisition of Sunstone Analytics. In the six months ended June 30, 2014, we utilized $58.9 million for acquisitions of businesses, primarily related to Metrics That Matter™, which included a payment of $52.7 million, less cash acquired of $1.8 million.

We estimate that capital expenditures to support our infrastructure will be approximately $30 to $32 million in 2015. Additionally, in July 2015, we completed the acquisition of 100% of the equity interests of International Management Australia Pty Ltd d/b/a CEO Forum Group for AUD $13 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $53.8 million and $31.4 million in the six months ended June 30, 2015 and 2014, respectively. In the six months ended June 30, 2015 we repaid amounts outstanding on our credit facilities of $257.3 million primarily in relation to our debt refinancing. We also issued Notes in the six months ended June 30, 2015 resulting in proceeds of $250.0 million. Further, we increased our dividend rate from $0.2625 per share in 2014 to $0.375 per share in 2015. We also used $12.6 million in the six months ended June 30, 2015 to repurchase shares of our common stock pursuant to a stock repurchase program that was approved by the Board of Directors in February 2015, an increase from $5.2 million in the six months ended June 30, 2014.

Commitments and Contingencies

We had a liability of $4.5 million at December 31, 2014 relating to certain sales and use tax regulations for states in which we sell or support our goods and services. In April 2015, we paid $3.7 million under a voluntary sales tax disclosure agreement.

Contractual Obligations

The following table summarizes our known contractual obligations at June 30, 2015 following the debt refinancing transactions and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at June 30, 2015
	Total	YE 2015(1)	YE 2016	YE 2017	YE 2018	YE 2019	Thereafter
Senior Secured Credit Facilities (2)	$273,052	$5,242	$9,809	$12,205	$14,551	$14,380	$216,865
Notes (3)	363,556	8,047	14,297	14,258	14,258	14,258	298,438
Operating lease obligations	933,575	26,647	53,394	51,008	70,324	63,983	668,219
Deferred compensation liability	19,099	—	493	815	793	844	16,154
Purchase commitments	33,157	8,393	11,479	7,926	3,497	1,317	545

Total	$1,622,439	$48,329	$89,472	$86,212	$103,423	$94,782	$1,200,221

	Sublease Receipts by Period (In Thousands) at June 30, 2015
	Total	YE 2015(1)	YE 2016	YE 2017	YE 2018	YE 2019	Thereafter
Sublease receipts	$(297,221)	$(10,944)	$(22,315)	$(22,403)	$(28,460)	$(24,267)	$(188,832)

(1)	For the six months ended December 31, 2015.
(2)	Includes interest expense for the Term A-2 Loans calculated using the variable interest rate at June 30, 2015 of 1.69%. We may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, and dispositions. The amounts presented in the tables above do not reflect any mandatory prepayments that we may be required to pay.
(3)	The Notes bear interest at a rate of 5.625% and pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes will mature on June 15, 2023.

Off-Balance Sheet Arrangements

At June 30, 2015 and December 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. There were no material changes during the quarter ended June 30, 2015 to the information included in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
April 1, 2015 to April 30, 2015	43,066	$84.21	24,774	$91,275,010
May 1, 2015 to May 31, 2015	24,584	$83.34	23,980	$89,276,549
June 1, 2015 to June 30, 2015	26,405	$87.05	25,262	$87,077,482

Total	94,055	$84.78	74,016

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)	In February 2015, our Board of Directors approved a $100 million stock repurchase program, which is authorized through December 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

3.3	Certificate of Amendment, as filed with the Secretary of State of the State of Delaware, effective on May 15, 2015. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.4	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.5	Amendment, dated June 24, 2015, to the Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2015.)

4.1	Indenture, dated June 9, 2015, by and among CEB Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.)

10.1*+	Amendment No. 4, dated June 9, 2015 to the Credit Agreement by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	On July 2, 2015, the Company entered into a technical amendment to restore language that was unintentionally deleted in the accordion section of the Amended Credit Agreement. A copy of the Amended Credit Agreement reflecting the technical amendment is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEB Inc. (Registrant)

Date: August 7, 2015	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

3.3	Certificate of Amendment, as filed with the Secretary of State of the State of Delaware, effective on May 15, 2015. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.4	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.5	Amendment, dated June 24, 2015, to the Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2015.)

4.1	Indenture, dated June 9, 2015, by and among CEB Inc., each of the guarantors party thereto and Wilmington Trust, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2015.)

10.1*+	Amendment No. 4, dated June 9, 2015 to the Credit Agreement by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	On July 2, 2015, the Company entered into a technical amendment to restore language that was unintentionally deleted in the accordion section of the Amended Credit Agreement. A copy of the Amended Credit Agreement reflecting the technical amendment is attached hereto.