Form 10-Q
period 2015-09-30
CEB Inc.
filed 2015-11-09
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

The Company had 33,092,324 shares of common stock, par value $0.01 per share, outstanding at October 30, 2015.

CEB Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CEB Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,429	$114,934
Accounts receivable, net	197,451	283,069
Deferred income taxes, net	15,187	19,834
Deferred incentive compensation	24,322	25,779
Prepaid expenses and other current assets	48,063	19,099

Total current assets	406,452	462,715

Deferred income taxes, net	771	909
Property and equipment, net	107,149	112,524
Goodwill	438,307	441,207
Intangible assets, net	236,949	260,383
Other non-current assets	79,374	74,728

Total assets	$1,269,002	$1,352,466

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$73,079	$89,696
Accrued incentive compensation	49,677	65,731
Deferred revenue	395,105	452,679
Deferred income taxes, net	534	190
Debt – current portion	4,944	15,544

Total current liabilities	523,339	623,840

Deferred income taxes	33,205	34,563
Other liabilities	113,681	122,832
Debt – long term	532,382	485,094

Total liabilities	1,202,607	1,266,329

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized, 45,409,272 and 45,040,249 shares issued, and 33,117,140 and 33,445,394 shares outstanding at September 30, 2015 and December 31, 2014, respectively	454	450
Additional paid-in capital	479,454	460,913
Retained earnings	400,227	363,542
Accumulated elements of other comprehensive loss	(27,333)	(5,589)
Treasury stock, at cost; 12,292,132 and 11,594,815 shares at September 30, 2015 and December 31, 2014, respectively	(786,407)	(733,179)

Total stockholders’ equity	66,395	86,137

Total liabilities and stockholders’ equity	$1,269,002	$1,352,466

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$231,936	$229,008	$685,499	$668,872
Costs and expenses:
Cost of services	78,847	79,119	239,938	240,437
Member relations and marketing	66,746	67,586	198,340	201,383
General and administrative	26,826	27,192	83,924	85,617
Acquisition related costs	505	407	505	2,852
Restructuring costs	—	—	1,238	—
Impairment loss	—	—	—	39,700
Depreciation and amortization	15,574	16,655	49,308	51,586

Total costs and expenses	188,498	190,959	573,253	621,575

Operating profit	43,438	38,049	112,246	47,297

Other (expense) income, net
Debt extinguishment costs	—	—	(4,775)	—
Interest income and other	3,163	5,934	3,529	3,846
Gain on cost method investment	—	—	—	6,585
Interest expense	(5,683)	(4,561)	(14,909)	(13,872)

Other (expense) income, net	(2,520)	1,373	(16,155)	(3,441)

Income before provision for income taxes	40,918	39,422	96,091	43,856
Provision for income taxes	8,949	18,040	21,820	21,239

Net income	$31,969	$21,382	$74,271	$22,617

Earnings Per Share:
Basic	$0.96	$0.63	$2.22	$0.67
Diluted	$0.95	$0.63	$2.20	$0.66
Weighted average shares outstanding:
Basic	33,389	33,789	33,473	33,761
Diluted	33,606	34,049	33,779	34,133

Dividends declared and paid per share	$0.375	$0.2625	$1.125	$0.7875

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$31,969	$21,382	$74,271	$22,617
Other comprehensive income (loss):
Foreign currency translation adjustment	(25,229)	(37,851)	(20,995)	(18,789)
Foreign currency hedges, net of tax benefit of $272, $119, $10, and $260	(556)	(179)	(33)	(390)
Interest rate swaps, net of tax benefit (expense) of $53, ($701), $471, and $134	(79)	1,052	(716)	(201)

Comprehensive income (loss)	$6,105	$(15,596)	$52,527	$3,237

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$74,271	$22,617
Adjustments to reconcile net income to net cash flows provided by operating activities:
Debt extinguishment costs	4,775	—
Impairment loss	—	39,700
Gain on cost method investment	—	(6,585)
Equity method investment loss	1,005	—
Depreciation and amortization	49,308	51,586
Amortization of debt issuance costs	1,657	1,954
Deferred income taxes	2,643	(6,674)
Share-based compensation	13,320	11,601
Excess tax benefits from share-based compensation arrangements	(4,173)	(3,058)
Foreign currency remeasurement gain	(2,050)	(1,608)
Changes in operating assets and liabilities:
Accounts receivable, net	83,841	78,439
Deferred incentive compensation	1,334	2,004
Prepaid expenses and other current assets	(26,920)	113
Other non-current assets	(3,431)	(1,924)
Accounts payable and accrued liabilities	(14,775)	(21,883)
Accrued incentive compensation	(15,449)	(13,418)
Deferred revenue	(55,009)	(36,881)
Other liabilities	(9,142)	1,913

Net cash flows provided by operating activities	101,205	117,896
Cash flows from investing activities:
Purchases of property and equipment	(18,335)	(31,310)
Cost method and other investments	(4,298)	(3,735)
Acquisition of businesses, net of cash acquired	(14,205)	(58,902)

Net cash flows used in investing activities	(36,838)	(93,947)
Cash flows from financing activities:
Proceeds from issuance of senior notes	250,000	—
Borrowings from Senior Secured Credit Facility	45,000	—
Debt payments	(258,500)	(8,064)
Debt issuance costs	(6,385)	—
Proceeds from the issuance of common stock under the employee stock purchase plan	1,150	885
Excess tax benefits from share-based compensation arrangements	4,173	3,058
Purchase of treasury shares	(42,691)	(16,039)
Withholding of shares to satisfy minimum employee tax withholding for equity awards	(8,497)	(6,817)
Payment of dividends	(37,584)	(26,524)

Net cash flows used in financing activities	(53,334)	(53,501)
Effect of exchange rates on cash	(4,538)	(2,957)

Net increase (decrease) in cash and cash equivalents	6,495	(32,509)
Cash and cash equivalents, beginning of period	114,934	119,554

Cash and cash equivalents, end of period	$121,429	$87,045

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

CEB Inc. (“CEB” or the “Company”) is a best practice insight and technology company. In partnership with leading organizations around the globe, CEB develops innovative solutions to drive corporate performance. CEB equips leaders with the intelligence to effectively manage talent, customers, and operations.

The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in CEB’s 2014 Annual Report on Form 10-K.

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows at the dates and in the periods presented have been included. The condensed consolidated balance sheet at December 31, 2014 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results that may be expected for the year ended December 31, 2015 or any other period within 2015.

In the fourth quarter of 2014, the Company adjusted the classification of certain costs within the SHL Talent Measurement segment. To conform to the presentation, we reclassified $0.9 million and $0.6 million in the three months ended September 30, 2014 and $2.8 million and $1.7 million in the nine months ended September 30, 2014 from Cost of services and Member relations and marketing to General and administrative, respectively. The reclassification did not have an impact on total costs and expenses or operating profit.

Note 2. Recent Accounting Pronouncements

Recently adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805). This ASU requires an acquirer to recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The Company early adopted this ASU in the third quarter of 2015. This ASU did not have a significant impact on the Company’s financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company early adopted this ASU in the second quarter of 2015. The December 31, 2014 balance sheet was retrospectively adjusted to reclassify $2.1 million from Prepaid expenses and other current assets and $2.8 million from Other non-current assets to a reduction of the debt liability.

Not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided a one-year deferral of the effective date to periods beginning after December 15, 2017 with early adoption permitted as early as the initial effective date. The Company is in the process of evaluating the methods of adoption and assessing its impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. Early adoption is permitted. The Company is in the process of evaluating the impact this standard will have on its consolidated financial statements.

Note 3. Acquisitions and Investments

Sunstone Analytics

On June 3, 2015, the Company completed the acquisition of 100% of the equity interests of Sunstone Analytics (“Sunstone”). The purchase price, net of cash acquired, was $5.8 million. Sunstone’s Software as a Service (SaaS) platform helps organizations identify the best candidates from high volumes of resumes.

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

The operating results of Sunstone have been included in the SHL Talent Measurement segment since the date of acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

CEO Forum

On July 27, 2015, the Company completed the acquisition of 100% of the equity interests of International Management Australia Pty Ltd. (“CEO Forum”). The purchase price, net of cash acquired, was $8.4 million. CEO Forum is a provider of membership–based peer group briefing services serving senior executives of foreign-owned multinational organizations doing business in Australia.

Based on the fair value of the acquired assets and assumed liabilities as of the acquisition date, the Company preliminarily allocated $6.6 million to amortizable intangible assets, consisting of customer relationships and trade name with a weighted average amortization period of 5 years and $5.0 million to goodwill related primarily to workforce and expected revenue and cost synergies. Goodwill and intangible assets are not deductible for tax purposes. The Company also recorded a deferred tax liability of $2.0 million related to the difference in the book and tax basis of identifiable intangible assets. Deferred revenue at the acquisition date was recorded at fair value, which resulted in a reduction of $0.7 million. Of this amount, $0.2 million would have been recognized as revenue in the three months ended September 30, 2015. The Company is still evaluating the fair value of acquired assets and liabilities; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon the receipt of final valuations for the underlying assets and the necessary management reviews thereof.

The operating results of CEO Forum have been included in the CEB segment since the date of acquisition and are not considered material to the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Wanted Technologies

On September 10, 2015, the Company entered into a definitive agreement to acquire 100% of the equity interests of Wanted Technologies Corporation (“Wanted Technologies”) for $35.2 million. Wanted Technologies is a provider of real-time market intelligence and analytics for staffing and talent sourcing professionals. The acquisition was completed on November 4, 2015. Due to the timing, the initial accounting for the acquisition has not yet been completed.

Other Investments

The Company has an equity ownership in Target Accounting Selling Group Limited (“TAS”) for which it accounts using the equity method of accounting. The Company recognized $0.1 million and $1.0 million of losses related to its TAS investment in the three and nine months ended September 30, 2015, respectively, which was included in Interest income and other in the Company’s condensed consolidated statements of operations. The aggregate carrying amount of $6.5 million and $7.5 million at September 30, 2015 and December 31, 2014, respectively, was included in Other non-current assets.

The Company made investments totaling $1.2 million in two private entities in the three months ended September 30, 2015 and $3.8 million in four private entities in the nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014, the Company held a total of seven and four investments in private entities, for which the cost method is used, with an aggregate carrying amount of $22.3 million and $18.5 million, respectively, included in Other non-current assets. As the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practical to estimate.

The Company purchased a $0.5 million convertible promissory note (“Convertible Note”) from a private entity in the three months ended September 30, 2015. The Convertible Note matures on June 30, 2016 and bears annual interest of 10%. The Company has the right to elect to convert the outstanding principal and unpaid accrued interest to common shares of the investee at any time on or prior to the maturity date. Further, the Convertible Note provides an automatic conversion to preferred shares upon the investee’s equity financing event. The Company has accounted for the Convertible Note as an available-for-sale security. In 2014, the Company purchased a $2.6 million senior subordinated convertible promissory note (“Senior Convertible Note”) from one of its existing private entity investments. The Senior Convertible Note matures on August 12, 2018 and bears annual interest of 8%. The Company has the right to elect to convert the outstanding principal and unpaid accrued interest to common shares of the investee at any time on or prior to the maturity date. Further, the Senior Convertible Note provides an automatic conversion to preferred shares upon the investee’s equity financing event. The Company has accounted for the Senior Convertible Note as an available-for-sale security. The fair value of the Convertible Note, the Senior Convertible Note, and the bifurcated automatic conversion features was $3.1 million and $2.6 million at September 30, 2015 and December 31, 2014, respectively, and was included in Other non-current assets.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$121,429	$—	$—	$114,934	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	19,667	—	—	19,357	—
Available-for-sale securities	—	—	3,143	—	—	2,643

Financial liabilities
Forward currency exchange contracts	—	10	—	—	23	—
Interest rate swaps	—	—	—	—	717	—

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

The Company acquired $0.5 million of available-for-sale securities in the three months ended September 30, 2015 which was valued using unobservable inputs. There were no other material changes in the Level 3 available-for-sale securities in the three and nine months ended September 30, 2015.

The fair value of the Company’s Term A-2 Loans and Notes are based on Level 2 inputs using quoted market prices for similar issuances after considering observable market-based inputs such as quality, interest rates, and other characteristics. The carrying value of the Company’s Term A-2 Loans and Revolving Commitments approximates their fair value as the terms and interest rate approximate market rates. The carrying value of the Notes approximates its fair value based on a review of recent market trading activity.

Certain assets, such as goodwill and intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded an impairment loss of $39.7 million in the nine months ended September 30, 2014. Of this amount, $20.8 million related to the customer list intangible asset and $18.9 million related to the goodwill of the Personnel Decisions Research Institutes, Inc. (“PDRI”) reporting unit. This loss did not impact the Company’s liquidity position or cash flows.

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Billed	$113,610	$203,575
Unbilled	86,304	81,707

	199,914	285,282

Allowance for uncollectible revenue	(2,463)	(2,213)

Accounts receivable, net	$197,451	$283,069

Note 6. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Nine Months Ended September 30, 2015			Year Ended December 31, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Gross goodwill, beginning of period	$134,723	$347,984	$482,707	$93,719	$371,656	$465,375
Goodwill acquired	9,125	—	9,125	43,584	—	43,584
Purchase accounting adjustments	(1,415)	—	(1,415)	(2,479)	—	(2,479)
Impact of foreign currency	(681)	(9,929)	(10,610)	(101)	(23,672)	(23,773)

Gross goodwill, end of period	141,752	338,055	479,807	134,723	347,984	482,707
Accumulated impairment loss, beginning of period	(41,500)	—	(41,500)	(22,600)	—	(22,600)
Impairment loss	—	—	—	(18,900)	—	(18,900)

Accumulated impairment loss, end of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)

Net goodwill, end of period	$100,252	$338,055	$438,307	$93,223	$347,984	$441,207

Note 7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred compensation	$18,391	$19,145
Lease incentives	37,830	39,628
Deferred rent benefit	37,685	37,104
Deferred revenue – long term	8,922	13,867
Other	10,853	13,088

Total other liabilities	$113,681	$122,832

Note 8. Debt

Debt consisted of the following:

	September 30, 2015	December 31, 2014
Senior Secured Credit Facility:
Revolving Commitments	$45,000	$—
Term loans	248,750	507,250
Notes	250,000	—

Total principal outstanding	543,750	507,250

Less: unamortized debt issuance costs
Term loans	2,791	6,612
Notes	3,633	—

Total unamortized debt issuance costs	6,424	6,612

Debt less unamortized debt issuance costs	537,326	500,638
Less: current portion	4,944	15,544

Debt – long term	$532,382	$485,094

Senior Secured Credit Facility

On June 9, 2015, the Company together with certain of its domestic subsidiaries acting as guarantors entered into Amendment No. 4 (“Amendment”) to the senior secured credit agreement, as amended and restated. The Amendment (i) replaced existing Term A-1 Loans with new Term A-2 Loans (“Term A-2 Loans”) in an aggregate principal amount of $250 million, which was fully drawn on June 9, 2015 (“Closing Date”), (ii) rolled over the existing revolving credit commitments into a like principal amount of revolving commitments in an aggregate principal amount of $200 million, none of which was drawn on the Closing Date, and (iii) increased the existing revolving commitments by an aggregate principal amount of $50 million for a total of $250 million (“Revolving Commitments”), none of which was drawn on the Closing Date. The Company refers to the Term A-2 Loans and Revolving Commitments collectively as the “Senior Secured Credit Facility.”

The maturity date of all Term A-2 Loans is June 9, 2020. The principal amount of the Term A-2 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-2 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-2 Loans, with the balance payable at maturity. The termination date of all commitments under the Amended Credit Agreement, including the Revolving Commitments, is June 9, 2020. The Term A-2 Loans and the Revolving Commitments will, at the option of the Company, bear interest at the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.50% or the Base Rate (as defined in the Amended Credit Agreement) plus 0.50%, as applicable, with the possibility of adjustments to the applicable interest rates based on fluctuations in specified first lien net leverage ratios. The annual interest rate on the Term A-2 Loans at September 30, 2015 was 1.69%.

In the third quarter of 2015, the Company borrowed $45.0 million under the Revolving Commitments. The annual interest rate on the Revolving Commitments at September 30, 2015 was 1.69%. The Company borrowed an additional $10.0 million under the Revolving Commitments on October 1, 2015.

Amortization of debt issuance costs was $0.4 million and $1.6 million in the three and nine months ended September 30, 2015 and $0.7 million and $2.0 million in the three and nine months ended September 30, 2014, respectively. The Company paid interest of $1.4 million and $8.4 million in the three and nine months ended September 30, 2015 and $3.8 million and $11.7 million in the three and nine months ended September 30, 2014, respectively.

Future minimum payments for the Term A-2 Loans are as follows for the years ended December 31 (in thousands):

2015 (remaining)	$1,250
2016	5,000
2017	7,500
2018	10,000
2019	10,000
2020	215,000

Total principal payments	$248,750

Notes

On June 9, 2015, the Company entered into an indenture relating to the issuance of $250 million aggregate principal amount of senior notes due 2023 at an issue price of 100% (“Notes”). The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries acting as guarantors. The Notes bear interest at a rate of 5.625%, pay interest semi-annually in cash in arrears on June 15 and December 15 of each year beginning on December 15, 2015, and mature on June 15, 2023.

The terms of the indenture, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness; (ii) create liens on assets securing indebtedness; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) merge, amalgamate or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture.

The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment defaults, a failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture.

Debt Refinancing

The Company used the proceeds from the offering of the Notes, together with borrowings under the Term A-2 Loans and cash on hand, to prepay and terminate the existing Term A-1 Loans and to pay related fees and expenses. The Company evaluated each investor of the Term A-1 Loans that reinvested in the Term A-2 Loans and/or the Notes. If the change in the present value of future cash flows between the investments was more than 10%, the debt refinancing with the investor was accounted for as a debt extinguishment and a loss on extinguishment was recorded equal to the difference between the fair value of the new debt and the carrying value of the extinguished debt. If the change in the present value of future cash flows between the investments was less than 10%, the debt refinancing with the investor was accounted for as a debt modification for which the Company expensed debt issuance costs paid to third parties and determined a new effective interest rate. In addition, debt issuance costs related to the Revolving Commitments were deferred and amortized over the extended term since the borrowing capacity of the new arrangement was greater than the borrowing capacity of the old arrangement. Extinguishment accounting was applied for creditors not involved in the revolving commitment facility after the Amendment. As a result, the Company recorded $4.8 million in debt extinguishment costs, comprised of a $3.7 million loss on debt extinguishment and $1.1 million of debt modification expense.

At September 30, 2015, the Company had $9.3 million of debt issuance costs capitalized, of which $2.8 million related to the Term A-2 Loans and $3.6 million related to the Notes and were recorded as a deduction from the carrying amount of the debt. Furthermore, $2.9 million related to the Revolving Commitments and was recorded in Other non-current assets. These amounts are being amortized into interest expense over the term of the Senior Secured Credit Facility and Notes using the effective interest method.

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

The Company recognized share-based compensation costs of $4.3 million and $3.8 million in the three months ended September 30, 2015 and 2014 and $13.3 million and $11.6 million in the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, $32.2 million of total unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

In the nine months ended September 30, 2015, the Company granted 310,000 restricted stock units (“RSUs”) and 32,000 performance based stock awards (“PSAs”) with a weighted-average grant date fair value of $74.20 and $72.39, respectively. Additionally, 268,000 RSUs vested in the nine months ended September 30, 2015with a weighted-average grant date fair value of $53.49.

Dividends

The Company declared and paid a quarterly cash dividend of $0.375 in each of the first three quarters of 2015. In October 2015, the Board of Directors declared a fourth quarter 2015 cash dividend of $0.375 per share. The dividend is payable on December 31, 2015 to stockholders of record at the close of business on December 15, 2015. The Company funds its dividend payments with cash on hand and cash generated from operations.

Share Repurchases

In February 2015, the Company’s Board of Directors approved a $100 million stock repurchase program, which is authorized through December 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The Company repurchased 433,000 and 592,000 shares for $31.8 million and $44.7 million in the three and nine months ended September 30, 2015, respectively.

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

The Company has entered into forward currency contracts that have been designated as cash flow hedges and will settle at various times through June 30, 2016. These contracts have been designated as cash flow hedges of anticipated revenue and expenses to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness. The notional amount of outstanding forward currency contracts at September 30, 2015 was AU$5.3 million and €4.3 million.

In October 2013, the Company entered into interest rate swap arrangements with notional amounts totaling $275 million, which amortized to $232 million through the August 2, 2018 maturity date of the Term A-1 Loan. The interest rate swap arrangements effectively fixed the Company’s interest payments on the hedged debt at approximately 1.34% plus the credit spread on the Term A-1 Loan. The arrangements, designated as cash flow hedging instruments, protected against adverse fluctuations in interest rates by reducing the Company’s exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. In July 2015, the Company terminated all of its interest rate swap arrangements, which resulted in a termination payment of $2.3 million. The remaining amount of accumulated other comprehensive loss at the termination date will be amortized through interest expense through August 2018, the remaining life of the previously hedged interest payments.

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

The fair value of derivative instruments on the Company’s condensed consolidated balance sheets was as follows (in thousands):

Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Liability Derivatives
Accounts payable and accrued liabilities (foreign currency contracts)	$10	$23
Other liabilities (interest rate swaps)	—	717

The pre-tax effect of derivative instruments on the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)		Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Forward currency contracts	$318	$(261)	$2,080	$102
Interest rate swap arrangements	(355)	931	(2,958)	(2,784)

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2015	2014	2015	2014
Revenue	$1,077	$—	$1,953	$—
Cost of services	33	16	26	337
Member relations and marketing	32	14	26	279
General and administrative	10	7	8	135
Interest expense	(223)	(822)	(1,771)	(2,449)
Other (expense) income, net	(6)	—	90	—

	$923	$(785)	$332	$(1,698)

Note 11. Restructuring Costs

In the fourth quarter of 2014, the Company committed to a workforce reduction plan (“2014 Plan”) as it identified areas where changes to structure as a result of technology investments or process improvement created redundancies. Total pretax restructuring charges related to the 2014 Plan were approximately $3 million, consisting primarily of severance and related termination benefits. Substantially all of the cash is expected to be paid in 2015.

Note 12. Income Taxes

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries as such earnings are deemed to be permanently reinvested locally.

The provision for income taxes was $8.9 million and $18.0 million and the effective tax rate was 21.9% and 45.8% in the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the provision for income taxes was $21.8 million and $21.2 million and the effective tax rate was 22.7% and 48.4%, respectively.

In the three and nine months ended September 30, 2015, the Company recognized discrete tax benefits of $4.4 million and $11.5 million, respectively. These amounts were primarily related to a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, government provided tax incentives, and changes in tax planning strategies. The effective tax rate for the three and nine months ended September 30, 2015 differed from the federal statutory rate of 35% primarily due to these discrete items and the benefits of financing transactions in the UK, which were partially offset by state income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2014 differed from the federal statutory rate primarily due to the PDRI impairment loss.

The Company made income tax payments of $4.1 million and $9.5 million in the three months ended September 30, 2015 and 2014 and $49.6 million and $29.0 million in the nine months ended September 30, 2015 and 2014, respectively. The Company had net prepaid income taxes of $20.9 million at September 30, 2015 included in Prepaid expenses and other current assets.

Note 13. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	33,389	33,789	33,473	33,761
Effect of dilutive common shares outstanding	217	260	306	372

Diluted weighted average common shares outstanding	33,606	34,049	33,779	34,133

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

Note 15. Changes in Accumulated Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive income (loss) (“AOCI”) is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three and nine months ended September 30, 2015 were as follows (in thousands):

	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, June 30, 2015	$(543)	$(926)	$(1,469)
Current period activity:
Net unrealized losses	(56)	—	(56)
Reclassification of gains into earnings	(579)	—	(579)
Net translation of investments in foreign operations	—	(32,549)	(32,549)
Net translation of intra-entity loans	—	7,320	7,320

Net change in Accumulated other comprehensive income (loss)	(635)	(25,229)	(25,864)

Balance, September 30, 2015	$(1,178)	$(26,155)	$(27,333)

	Cash Flow Hedge, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2014	$(429)	$(5,160)	$(5,589)
Current period activity:
Net unrealized losses	(484)	—	(484)
Reclassification of gains into earnings	(265)	—	(265)
Net translation of investments in foreign operations	—	(30,585)	(30,585)
Net translation of intra-entity loans	—	9,590	9,590

Net change in Accumulated other comprehensive income (loss)	(749)	(20,995)	(21,744)

Balance, September 30, 2015	$(1,178)	$(26,155)	$(27,333)

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

The SHL Talent Measurement segment, which includes the operations of SHL (other than PDRI), provides cloud-based solutions for talent assessment, talent mobility, and decision support as well as professional services that support those solutions, enabling client access to data, analytics and insights for assessing and managing employees, and applicants. SHL Talent Measurement provides assessments that assist customers in determining potential candidates for employment and career planning, consulting services that are customizations to the assessments, and training services related to use of assessments.

The Company evaluates the performance of its operating segments based on segment Adjusted revenue, segment Adjusted EBITDA, and segment Adjusted EBITDA margin. The Company defines segment Adjusted revenue as segment revenue before the impact of the reduction of SHL and Metrics That Matter™ revenue recognized in the post-acquisition period to reflect the adjustment of deferred revenue at the acquisition date to fair value (“deferred revenue fair value adjustment”). The Company defines segment Adjusted EBITDA as segment net income (loss) before loss from discontinued operations, net of provision for income taxes and excludes the provision for income taxes; interest expense, net; net non-operating foreign currency gain (loss); equity method investment loss; depreciation and amortization; the impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; and gain on acquisition. This measure was revised in 2015 to exclude from Adjusted EBITDA the net non-operating foreign currency (gain) loss. Non-operating foreign currency (gain) loss primarily results from the remeasurement of foreign currency cash, receivable and payable balances held by CEB US and subsidiaries with the US Dollar (“USD”) as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, the balance sheets of non-US subsidiaries whose functional currency is the USD and any gain or loss on foreign currency hedges relating to these items included in net income. Segment Adjusted EBITDA margin refers to segment Adjusted EBITDA as a percentage of segment Adjusted revenue.

Management uses these non-GAAP financial measures to evaluate and compare segment operating performance. These segment non-GAAP measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, GAAP results.

Information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
CEB segment	$184,419	$179,100	$539,086	$515,189
SHL Talent Measurement segment	47,517	49,908	146,413	153,683

Total revenue	$231,936	$229,008	$685,499	$668,872

Adjusted revenue
CEB segment	$184,653	$180,128	$539,374	$518,064
SHL Talent Measurement segment	47,753	50,583	147,703	155,745

Total Adjusted revenue	$232,406	$230,711	$687,077	$673,809

Operating profit (loss)
CEB segment	$43,181	$39,750	$111,569	$52,966
SHL Talent Measurement segment	257	(1,701)	677	(5,669)

Total operating profit (loss)	$43,438	$38,049	$112,246	$47,297

Adjusted EBITDA
CEB segment	$53,451	$52,517	$147,596	$134,582
SHL Talent Measurement segment	8,902	7,974	28,252	23,891

Total Adjusted EBITDA	$62,353	$60,491	$175,848	$158,473

Adjusted EBITDA margin
CEB segment	28.9%	29.2%	27.4%	26.0%
SHL Talent Measurement segment	18.6%	15.8%	19.1%	15.3%
Total Adjusted EBITDA margin	26.8%	26.2%	25.6%	23.5%

Depreciation and amortization
CEB segment	$7,850	$7,917	$25,483	$25,052
SHL Talent Measurement segment	7,724	8,738	23,825	26,534

Total depreciation and amortization	$15,574	$16,655	$49,308	$51,586

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$231,936	$229,008	$685,499	$668,872
Impact of deferred revenue fair value adjustment	470	1,703	1,578	4,937

Adjusted revenue	$232,406	$230,711	$687,077	$673,809

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$31,969	$21,382	$74,271	$22,617
Provision for income taxes	8,949	18,040	21,820	21,239
Interest expense, net	5,574	4,477	14,611	13,632
Debt extinguishment costs	—	—	4,775	—
Net non-operating foreign currency gain	(5,112)	(6,017)	(6,583)	(3,106)
Equity method investment loss	107	—	1,005	—
Depreciation and amortization	15,574	16,655	49,308	51,586
Impact of the deferred revenue fair value adjustment	470	1,703	1,578	4,937
Acquisition related costs	505	407	505	2,852
Restructuring costs	—	—	1,238	—
Impairment loss	—	—	—	39,700
Gain on cost method investment	—	—	—	(6,585)
Share-based compensation	4,317	3,844	13,320	11,601

Total Adjusted EBITDA	$62,353	$60,491	$175,848	$158,473

Total Adjusted EBITDA margin	26.8%	26.2%	25.6%	23.5%

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

We operate through two reporting segments: the CEB segment and the SHL Talent Measurement segment. The CEB segment includes the legacy CEB products and services provided to senior executives and their teams; PDRI, a subsidiary acquired as part of the 2012 acquisition of SHL; and our 2014 and 2015 acquisitions, including Metrics That Matter™, Talent Neuron™, and CEO Forum. The SHL Talent Measurement segment primarily reflects the business acquired as part of the 2012 SHL acquisition and Sunstone Analytics.

Several issues across the business impacted our performance and results in the three and nine months ended September 30, 2015. In a more volatile economic environment, our performance reflected progress against near- and mid-term objectives; however, softer year-to-date bookings growth and fluctuations in foreign currencies are impacting our key operating data. We expect the slower bookings growth in 2015 will have a lag effect on 2016 and will lead to 2016 revenues around the low end of our 8% to 13% long term target. In the CEB segment, we have improved the staffing gaps from earlier in the year and are now focused on enhancing the productivity of our recent hires. We continue to work with our customers in the SHL Talent Measurement segment to transition them to a subscription based product and to migrate customers to the Talent Central platform. As we look for areas of potential investments in SHL service deliveries, we expect the 2016 SHL Talent Measurement segment Adjusted EBITDA margin to be approximately 20%. We continue to evaluate our overall corporate tax strategy and currently expect the 2016 annual effective tax rate to be between 32% and 34%.

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes a discussion of Adjusted revenue, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, Non-GAAP diluted earnings per share, Adjusted effective tax rate, and constant currency financial information, all of which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The term “Adjusted revenue” refers to revenue before the impact of the reduction of revenue recognized in the post-acquisition period to reflect the adjustment of acquisition related deferred revenue to fair value (the “deferred revenue fair value adjustment”).

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

The term “Adjusted net income” refers to net income (loss) before loss from discontinued operations, net of provision for income taxes and excludes the after tax effects of the impact of the net non-operating foreign currency gain (loss); equity method investment loss; amortization of acquisition related intangibles; the impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; gain on acquisition; and certain discrete tax items.

“Non-GAAP diluted earnings per share” refers to diluted earnings (loss) per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of net non-operating foreign currency gain (loss); equity method investment loss; amortization of acquisition related intangibles; the impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; share-based compensation; gain on cost method investment; debt extinguishment costs; impairment loss; costs associated with exit activities; gain on acquisition; and certain discrete tax items.

The term “Adjusted effective tax rate” is calculated by dividing the adjusted provision for income taxes that excludes certain discrete items and the tax effects of the other non-GAAP adjustments by the adjusted net income before the provision for income taxes.

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

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

•	Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incurred transaction and certain other operating expenses in connection with our acquisitions, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

•	Share-based compensation: Although share-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense. Accordingly, we exclude share-based compensation from our non-GAAP financial measures because we believe it provides valuable supplemental information that helps investors have a more complete understanding of our operating results. In addition, we believe the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other peer companies, many of which also exclude such expense in determining their non-GAAP measures, given varying valuation methodologies, subjective assumptions, and the variety and amount of award types that may be utilized.

•	Net non-operating foreign currency gain (loss): Beginning in the first quarter of 2015, we adjusted for the impact of the net non-operating foreign currency gain (loss) included in other (expense) income. These items primarily result from the remeasurement of foreign currency cash balances held by CEB US and subsidiaries with the US Dollar (“USD”) as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the USD. We believe this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses.

•	Equity method investment loss and restructuring costs: We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

•	Adjusted effective tax rate: Beginning in the third quarter of 2015, we adjusted for the impact of certain discrete items included in the effective tax rate that relate to prior year periods such as government provided tax incentives pertaining to prior years that were claimed in the current year, the change in our election to claim foreign tax credits that were previously taken as deductions, changes in tax planning strategies, and changes in valuation allowances in certain jurisdictions. We exclude these items because management believes it will facilitate the comparison of the annual effective rate over time. Not all discrete items are removed for purposes of calculating the Adjusted effective tax rate.

CEB is a global company that reports financial information in USD. Foreign currency exchange rate fluctuations affect the amounts reported from translating its foreign revenues and expenses into USD. These rate fluctuations can have a significant effect on our reported operating results. As a supplement to our reported operating results, we present constant currency financial information, which is a non-GAAP financial measure. We use constant currency financial information to provide a framework to assess how our business performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses. To calculate Adjusted revenue on a constant currency basis, Adjusted revenue in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current period). To calculate Adjusted EBITDA on a constant currency basis, Adjusted EBITDA in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current period). In addition, Adjusted EBITDA on a constant currency basis excludes the net non-operating foreign currency gain (loss).

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$184,419	$47,517	$231,936	$179,100	$49,908	$229,008
Impact of the deferred revenue fair value adjustment	234	236	470	1,028	675	1,703

Adjusted revenue	$184,653	$47,753	$232,406	$180,128	$50,583	$230,711

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Revenue	$539,086	$146,413	$685,499	$515,189	$153,683	$668,872
Impact of the deferred revenue fair value adjustment	288	1,290	1,578	2,875	2,062	4,937

Adjusted revenue	$539,374	$147,703	$687,077	$518,064	$155,745	$673,809

Constant Currency Adjusted Revenue

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Adjusted revenue	$184,653	$47,753	$232,406	$539,374	$147,703	$687,077
Currency exchange rate fluctuations	4,012	5,060	9,072	9,965	15,024	24,989

Constant currency Adjusted revenue	$188,665	$52,813	$241,478	$549,339	$162,727	$712,066

Adjusted EBITDA

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net income			$31,969			$21,382
Provision for income taxes			8,949			18,040
Interest expense, net			5,574			4,477
Other expense, net			(3,054)			(5,850)

Operating profit (loss)	$43,181	$257	43,438	$39,750	$(1,701)	38,049
Other income, net	563	2,491	3,054	3,659	2,191	5,850
Net non-operating foreign currency gain	(2,681)	(2,431)	(5,112)	(3,826)	(2,191)	(6,017)
Equity method investment loss	28	79	107	—	—	—
Depreciation and amortization	7,850	7,724	15,574	7,917	8,738	16,655
Impact of the deferred revenue fair value adjustment	234	236	470	1,028	675	1,703
Acquisition related costs	505	—	505	407	—	407
Share-based compensation	3,771	546	4,317	3,582	262	3,844

Adjusted EBITDA	$53,451	$8,902	$62,353	$52,517	$7,974	$60,491

Adjusted EBITDA margin	28.9%	18.6%	26.8%	29.2%	15.8%	26.2%

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Net income			$74,271			$22,617
Provision for income taxes			21,820			21,239
Interest expense, net			14,611			13,632
Debt extinguishment costs			4,775			—
Gain on cost method investment			—			(6,585)
Other income, net			(3,231)			(3,606)

Operating profit (loss)	$111,569	$677	112,246	$52,966	$(5,669)	47,297
Other income, net	686	2,545	3,231	2,570	1,036	3,606
Net non-operating foreign currency gain	(3,816)	(2,767)	(6,583)	(1,746)	(1,360)	(3,106)
Equity method investment loss	677	328	1,005	—	—	—
Depreciation and amortization	25,483	23,825	49,308	25,052	26,534	51,586
Impact of the deferred revenue fair value adjustment	288	1,290	1,578	2,875	2,062	4,937
Acquisition related costs	505	—	505	2,852	—	2,852
Restructuring costs	290	948	1,238	—	—	—
Impairment loss	—	—	—	39,700	—	39,700
Share-based compensation	11,914	1,406	13,320	10,313	1,288	11,601

Adjusted EBITDA	$147,596	$28,252	$175,848	$134,582	$23,891	$158,473

Adjusted EBITDA margin	27.4%	19.1%	25.6%	26.0%	15.3%	23.5%

Constant Currency Adjusted EBITDA

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	CEB	SHL Talent Measurement	Total	CEB	SHL Talent Measurement	Total
Adjusted EBITDA	$53,451	$8,902	$62,353	$147,596	$28,252	$175,848
Currency exchange rate fluctuations	796	1,534	2,330	1,277	4,684	5,961

Constant currency Adjusted EBITDA	$54,247	$10,436	$64,683	$148,873	$32,936	$181,809

Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$31,969	$21,382	$74,271	$22,617
Net non-operating foreign currency gain (1)	(4,104)	(5,108)	(5,310)	(2,419)
Debt extinguishment costs (1)	—	—	2,841	—
Equity method investment loss (1)	96	—	732	—
Amortization of acquisition related intangibles (1)	6,110	6,830	18,785	20,759
Impact of the deferred revenue fair value adjustment (1)	288	1,143	1,115	3,270
Acquisition related costs (1)	300	244	300	1,789
Restructuring costs (1)	—	—	860	—
Impairment loss (2)	—	3,814	—	27,953
Gain on cost method investment (1)	—	—	—	(3,944)
Share-based compensation (1)	2,681	2,420	8,279	7,241
Discrete tax items (3)	(3,815)	(2,106)	(11,484)	(1,929)

Adjusted net income	$33,525	$28,619	$90,389	$75,337

Non-GAAP Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted earnings per share	$0.95	$0.63	$2.20	$0.66
Net non-operating foreign currency gain (1)	(0.12)	(0.15)	(0.16)	(0.07)
Debt extinguishment costs (1)	—	—	0.08	—
Equity method investment loss (1)	—	—	0.02	—
Amortization of acquisition related intangibles (1)	0.18	0.20	0.56	0.61
Impact of the deferred revenue fair value adjustment (1)	0.01	0.03	0.03	0.10
Acquisition related costs (1)	0.01	0.01	0.01	0.06
Restructuring costs (1)	—	—	0.03	—
Impairment loss (2)	—	0.11	—	0.82
Gain on cost method investment (1)	—	—	—	(0.12)
Share-based compensation (1)	0.08	0.07	0.25	0.21
Discrete tax items (3)	(0.11)	(0.06)	(0.34)	(0.05)

Non-GAAP diluted earnings per share	$1.00	$0.84	$2.68	$2.22

Adjusted Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective tax rate	21.9%	45.8%	22.7%	48.4%
Effect on tax rate of discrete items (3)	7.7%	4.3%	8.3%	1.6%
Effect on tax rate of other non-GAAP adjustments using statutory rates (1)(2)	3.2%	(8.3)%	3.7%	(11.4)%

Adjusted effective tax rate	32.8%	41.8%	34.7%	38.6%

(1)	Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 19% in 2015 and 15% in 2014 for the net non-operating foreign currency gain; 41% in 2015 for the debt extinguishment costs; 27% in 2015 for the equity method investment loss; 29% in 2015 and 30% in 2014 for the amortization of acquisition related intangibles; 29% in 2015 and 33% in 2014 for the impact of the deferred revenue fair value adjustment; 41% in 2015 and 37% in 2014 for acquisition related costs 31% in 2015 for restructuring costs; 40% in 2014 for the gain on cost method investment; and 38% in 2015 and 2014 for share-based compensation.
(2)	The $39.7 million impairment loss associated with PDRI’s non-deductible intangible assets and goodwill recognized in the three months ended September 30, 2014 was not treated as a discrete event in the provision for income taxes; rather, it was considered to be a component of the estimated annual effective tax rate. Approximately $3.4 million and $4.2 million of the income tax effect associated with the non-deductible goodwill impairment loss was reflected in the income tax provision in the three and nine months ended September 30, 2014 and the remaining tax effect was added back in the third and fourth quarter of 2014 to bring the full year adjustment to $31.4 million.
(3)	In the three and nine months ended September 30, 2015, the discrete tax benefits related to prior years were $3.8 million and $11.5 million and primarily included: $1.7 million and $6.2 million of government provided tax incentives claimed in the current year affecting prior year tax returns; $0.3 million and $2.2 million related to a change in our election to claim foreign tax credits that were previously taken as deductions; and $1.9 million and $3.1 million of changes in tax planning strategies, respectively. In the three and nine months ended September 30, 2014, discrete tax benefits of $2.1 million and $1.9 million, respectively, related primarily to a release of a valuation allowance against net operating losses and a reduction of a reserve for uncertain tax positions due to a lapse of the statute of limitations.

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

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$231,936	$229,008	$685,499	$668,872
Costs and expenses:
Cost of services	78,847	79,119	239,938	240,437
Member relations and marketing	66,746	67,586	198,340	201,383
General and administrative	26,826	27,192	83,924	85,617
Acquisition related costs	505	407	505	2,852
Restructuring costs	—	—	1,238	—
Impairment loss	—	—	—	39,700
Depreciation and amortization	15,574	16,655	49,308	51,586

Total costs and expenses	188,498	190,959	573,253	621,575

Operating profit	43,438	38,049	112,246	47,297
Other (expense) income, net
Debt extinguishment costs	—	—	(4,775)	—
Interest income and other	3,163	5,934	3,529	3,846
Gain on cost method investment	—	—	—	6,585
Interest expense	(5,683)	(4,561)	(14,909)	(13,872)

Total other (expense) income, net	(2,520)	1,373	(16,155)	(3,441)

Income before provision for income taxes	40,918	39,422	96,091	43,856
Provision for income taxes	8,949	18,040	21,820	21,239

Net income	$31,969	$21,382	$74,271	$22,617

In the fourth quarter of 2014, we adjusted the classification of certain costs within the SHL Talent Measurement segment. To conform to the presentation, we reclassified $0.9 million and $0.6 million in the three months ended September 30, 2014 and $2.8 million and $1.7 million in the nine months ended September 30, 2014 from Cost of services and Member relations and marketing to General and administrative, respectively. The reclassification did not have an impact on total costs and expenses or operating profit.

See “Segment Results” below for a discussion of revenue and costs and expenses by segment.

Our operating costs and expenses consist of:

•	Cost of services, which represents the costs associated with the production of content and delivery of our services, consisting of salaries; share-based compensation; internal and external product advisors; the organization and delivery of membership meetings, seminars, and other events; third-party consulting; ongoing product development costs; production of published materials; costs of developing and supporting our membership Web platform and digital delivery of services and products; and associated support services.

•	Member relations and marketing, which represents the costs of acquiring new customers and the costs of account management; consisting of salaries; sales incentives; share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

•	General and administrative, which represents the costs associated with the corporate and administrative functions; including human resources and recruiting; finance and accounting; legal; management information systems; facilities management; business development; and other. Costs include salaries; share-based compensation; third-party consulting and compliance expenses; and associated support services.

•	Acquisition related costs, which represent transaction and integration costs incurred in connection with acquired companies. Integration costs primarily include branding; consolidation of office locations and associated exit costs; and consolidation of technology infrastructure.

•	Restructuring costs, which consist primarily of severance and related termination benefits associated with our workforce reduction plan (“2014 Plan”) for approximately 50 employees.

•	Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures and equipment; capitalized software; and website development costs.

Other (Expense) Income, net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$(5,683)	$(4,561)	$(14,909)	$(13,872)
Debt extinguishment costs	—	—	(4,775)	—
Gain on cost method investment	—	—	—	6,585
Change in fair value of deferred compensation plan assets	(1,395)	(437)	(1,176)	366
Net non-operating foreign currency gain	5,112	6,017	6,583	3,106
Equity method investment loss	(107)	—	(1,005)	—
Interest income	109	367	298	586
Other	(556)	(13)	(1,171)	(212)

Other (expense) income, net	$(2,520)	$1,373	$(16,155)	$(3,441)

Other (expense) income decreased $3.9 million in the three months ended September 30, 2015 to expense of $2.5 million from income of $1.4 million in the three months ended September 30, 2014. Interest expense increased $1.1 million to $5.7 million compared to $4.6 million primarily due to the issuance of Notes to repay a portion of the Term A-1 Loans. The Notes have a higher interest rate than the Term A-1 Loans, which was partially offset by lower interest costs associated with the amended credit facility.

Other (expense) income decreased $12.8 million in the nine months ended September 30, 2015 to expense of $16.2 million from expense of $3.4 million in the nine months ended September 30, 2014. Interest expense increased $1.0 million in the nine months ended September 30, 2015 to $14.9 million from $13.9 million in the nine months ended September 30, 2014. The increase was primarily due to the issuance of Notes noted above. In addition, we incurred $4.8 million of debt extinguishment costs in 2015 associated with the debt refinancing.

The net non-operating foreign currency gain was primarily due to the remeasurement of foreign currency cash balances held by CEB US and subsidiaries with the USD as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the USD.

Provision for Income Taxes

We compute the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries as such earnings are deemed to be permanently reinvested locally.

The provision for income taxes was $8.9 million and $18.0 million and the effective tax rate was 21.9% and 45.8% in the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the provision for income taxes was $21.8 million and $21.2 million and the effective tax rate was 22.7% and 48.4%, respectively.

In the three and nine months ended September 30, 2015, we recognized discrete tax benefits of $4.4 million and $11.5 million, respectively. These amounts were primarily related to a change in our election to claim foreign tax credits that were previously taken as deductions, government provided tax incentives and changes in tax planning strategies. Our effective tax rate for the three and nine months ended September 30, 2015 differed from the federal statutory rate of 35% primarily due to these discrete items and the benefits of financing transactions in the UK, which were partially offset by state income taxes. Our effective tax rate for the three and nine months ended September 30, 2014 differed from the federal statutory rate primarily due to the PDRI impairment loss.

For 2015, we expect the effective tax rate to be between 24% and 26%, which includes the impact of the discrete items above. However, the tax provision is subject to a number of uncertainties, including the impact of foreign currency remeasurement gains (losses) and the extension of certain government provided tax incentives. We expect that the amount of cash taxes to be paid in the fourth quarter of 2015 will be substantially lower than the fourth quarter of 2014.

We made income tax payments of $4.1 million and $9.5 million in the three months ended September 30, 2015 and 2014 and $49.6 million and $29.0 million in the nine months ended September 30, 2015 and 2014, respectively. We had net prepaid income taxes of $20.9 million at September 30, 2015 included in Prepaid expenses and other current assets.

The Adjusted effective tax rate for the nine months ended September 30, 2015 and 2014 was 34.7% and 38.6%. The Adjusted effective tax rate excludes the impact of certain discrete items noted above. We believe this is a meaningful measure to facilitate the comparison of the annual effective rate over time. In October 2015, we implemented a revised corporate structure to geographically align our intellectual property with our US and global commercial operations. We believe this may result in a reduction in our annual effective tax rate and other operational efficiencies in the future.

Segment Results

CEB Segment Operating Data

	September 30,
	2015	2014
CEB segment Contract Value (in thousands) (1)	$668,135	$646,685
Constant currency CEB segment Contract Value (in thousands) (2)	$680,261
CEB segment Member institutions (3)	7,115	6,847
CEB segment Contract Value per member institution	$93,477	$94,267
Constant currency CEB segment Contract Value per member institution (2)	$95,105
CEB segment Wallet retention rate (4)	93%	99%
Constant currency CEB segment Wallet retention rate (2)	94%

(1)	We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.

(2)	Calculated on a constant currency basis whereby financial information in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current period).
(3)	We define “CEB segment Member institutions,” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”
(4)	We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

CEB Segment Results of Operations

The financial results of operations for the CEB segment (in thousands) are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$184,419	$179,100	$539,086	$515,189
Costs and expenses:
Cost of services	60,250	60,516	184,676	182,400
Member relations and marketing	53,873	51,295	156,520	152,351
General and administrative	18,760	19,215	60,043	59,868
Acquisition related costs	505	407	505	2,852
Restructuring costs	—	—	290	—
Impairment loss	—	—	—	39,700
Depreciation and amortization	7,850	7,917	25,483	25,052

Total costs and expenses	141,238	139,350	427,517	462,223

Operating profit	$43,181	$39,750	$111,569	$52,966

CEB Segment Revenue

The following table outlines CEB Segment Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$184,419	$179,100	$539,086	$515,189
Adjusted revenue	184,653	180,128	539,374	518,064
Constant currency Adjusted revenue	188,665		549,339

Revenue increased $5.3 million, or 3.0%, in the three months ended September 30, 2015 from the three months ended September 30, 2014. Revenue increased $23.9 million, or 4.6%, in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. Adjusted revenue increased $4.5 million, or 2.5%, in the three months ended September 30, 2015 from the three months ended September 30, 2014. Adjusted revenue increased $21.3 million, or 4.1%, in the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The increase in 2015 was primarily due to an increase in sales bookings with new and existing customers, which was partially offset by unfavorable foreign currency effects.

Revenue was impacted by fluctuations in foreign currencies against the USD, primarily the British Pound (“GBP”), Euro and Australian Dollar. Constant currency Adjusted revenue increased $8.5 million, or 4.7%, in the three months ended September 30, 2015 from the three months ended September 30, 2014. Constant currency Adjusted revenue increased $31.3 million, or 6.0%, in the nine months ended September 30, 2015 from the nine months ended September 30, 2014.

CEB Segment Costs and Expenses

Costs and expenses were $141.2 million in the three months ended September 30, 2015, an increase of $1.8 million from $139.4 million in the three months ended September 30, 2014. Costs and expenses were $427.5 million in the nine months ended September 30, 2015, a decrease of $34.7 million from $462.2 million in the nine months ended September 30, 2014. The decrease was primarily due to the $39.7 million impairment loss recorded in the second quarter of 2014.

Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the USD to the GBP, Euro, and the Australian Dollar all contributed to year-over-year variances in costs and expenses. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs, includes salaries, payroll taxes and benefits. The total expense was $71.1 million and $69.4 million in the three months ended September 30, 2015 and 2014, respectively, an increase of $1.7 million. The total expense was $215.8 million and $208.8 million in the nine months ended September 30, 2015 and 2014, respectively, an increase of $7.0 million. The increases were primarily due to an increase in sales headcount and the full year impact on the Metrics That Matter™ acquisition in Q1 2014.

•	Variable compensation consists of sales commissions and annual bonuses. The total expense was $19.2 million and $20.5 million in the three months ended September 30, 2015 and 2014, respectively, a decrease of $1.3 million. The total expense was $57.7 million and $58.0 million in the nine months ended September 30, 2015 and 2014, respectively, a decrease of $0.3 million. The decreases were primarily due to a decrease in the total expected payout of annual bonuses.

•	Share-based compensation costs were $3.8 million and $3.6 million in the three months ended September 30, 2015 and 2014, respectively, an increase of $0.2 million. Share-based compensation costs were $11.9 million and $10.3 million in the nine months ended September 30, 2015 and 2014, respectively, an increase of $1.6 million. The increases were primarily due to an increase in the total fair value of awards granted in 2012 through 2015.

•	Third-party consulting costs were $7.7 million and $8.1 million in the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.4 million. Third-party consulting costs were $22.7 million and $24.8 million in the nine months ended September 30, 2015 and 2014, respectively, a decrease of $2.1 million. The decreases were primarily due to a decrease in the amount of consulting time used for member-facing technology development and the implementation of operating systems enhancements.

•	Travel and related expenses were $7.4 million and $6.2 million in the three months ended September 30, 2015 and 2014, respectively, an increase of $1.2 million. Travel and related expenses were $21.4 million and $21.1 million in the nine months ended September 30, 2015 and 2014, respectively, an increase of $0.3 million. The increases were primarily due to increases in member visits and costs incurred in the delivery of advisory and research services.

•	Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, were $7.1 million in the three months ended September 30, 2015 and 2014, respectively. Allocated facilities costs were $20.7 million and $22.3 million in the nine months ended September 30, 2015 and 2014, respectively, a decrease of $1.6 million. The decrease was primarily due to additional sublease income from one of the subtenants of the CEB headquarters, which commenced in 2014.

•	CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the USD. The value of the GBP versus the USD was $0.12, or 7% lower, on average, in the three months ended September 30, 2015 and $0.14, or 8% lower, on average, in the nine months ended September 30, 2015 compared to the same period of 2014. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$33,172	18.0%	$33,125	18.5%	$102,443	19.0%	$100,535	19.5%
Variable compensation	5,400	2.9	5,866	3.3	16,333	3.0	16,919	3.3
Allocated facilities	3,105	1.7	3,018	1.7	8,976	1.7	9,211	1.8
Third-party consulting	5,676	3.1	6,233	3.5	17,064	3.2	17,869	3.5
Travel and related	3,415	1.9	3,012	1.7	9,759	1.8	10,094	2.0
Share-based compensation	1,302	0.7	1,368	0.8	4,237	0.8	3,897	0.8

Cost of services decreased 0.4%, or $0.2 million to $60.3 million in the three months ended September 30, 2015 from $60.5 million in the three months ended September 30, 2014.

Cost of services increased 1.2%, or $2.3 million to $184.7 million in the nine months ended September 30, 2015 from $182.4 million in the nine months ended September 30, 2014. In addition to the variances above, member meeting costs increased $0.9 million.

Cost of services as a percentage of revenue was 32.7% and 33.8% in the three months ended September 30, 2015 and 2014 and 34.3% and 35.4% in the nine months ended September 30, 2015 and 2014, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$27,831	15.1%	$26,347	14.7%	$82,136	15.2%	$78,418	15.2%
Variable compensation	11,807	6.4	12,070	6.7	34,119	6.3	34,553	6.7
Allocated facilities	3,258	1.8	3,289	1.8	9,348	1.7	10,226	2.0
Third-party consulting	855	0.5	727	0.4	2,480	0.5	2,674	0.5
Travel and related	3,273	1.8	2,581	1.4	9,522	1.8	8,821	1.7
Share-based compensation	981	0.5	806	0.4	2,827	0.5	2,041	0.4

Member relations and marketing increased 5.0%, or $2.6 million, to $53.9 million in the three months ended September 30, 2015 from $51.3 million in the three months ended September 30, 2014. The $1.5 million increase in compensation and related costs was primarily due to an increase in sales headcount.

Member relations and marketing increased 2.7%, or $4.1 million, to $156.5 million in the nine months ended September 30, 2015 from $152.4 million in the nine months ended September 30, 2014. The $3.7 million increase in compensation and related costs was primarily due to an increase in sales headcount.

Member relations and marketing expense as a percentage of revenue was 29.2% and 28.6% in the three months ended September 30, 2015 and 2014, respectively, and 29.0% and 29.6% in the nine months ended September 30, 2015 and 2014, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$10,078	5.5%	$9,897	5.5%	$31,232	5.8%	$29,833	5.8%
Variable compensation	2,016	1.1	2,530	1.4	7,240	1.3	6,576	1.3
Allocated facilities	769	0.4	828	0.5	2,336	0.4	2,911	0.6
Third-party consulting	1,200	0.7	1,162	0.6	3,118	0.6	4,268	0.8
Travel and related	741	0.4	643	0.4	2,088	0.4	2,136	0.4
Share-based compensation	1,462	0.8	1,394	0.8	4,818	0.9	4,367	0.8

General and administrative decreased 2.4%, or $0.4 million, to $18.8 million in the three months ended September 30, 2015 from $19.2 million in the three months ended September 30, 2014. The $0.5 million decrease in variable compensation was primarily due to a decrease in the total expected payout of annual bonuses.

General and administrative increased 0.3%, or $0.1 million, to $60.0 million in the nine months ended September 30, 2015 from $59.9 million in the nine months ended September 30, 2014. The $1.4 million increase in compensation and the $0.7 million increase in variable compensation were primarily due to increased headcount. The $1.2 million decrease in third-party consulting costs was primarily due to a decrease in the amount of expense associated with operating system enhancements.

General and administrative expense as a percentage of revenue was 10.2% and 10.7% in the three months ended September 30, 2015 and 2014, respectively, and 11.1% and 11.6% in the nine months ended September 30, 2015 and 2014, respectively.

Acquisition Related Costs

Acquisition related costs were $0.5 million and $0.4 million in the three months ended September 30, 2015 and 2014 and $0.5 million and $2.9 million in the nine months ended September 30, 2015 and 2014, respectively. These costs relate to the Sunstone and CEO Forum acquisitions in 2015 and the acquisitions of Metrics That Matter™ and Talent Neuron™ in 2014.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation	$4,954	$4,899	$16,994	$15,718
Amortization	2,896	3,018	8,489	9,334

Depreciation and amortization decreased 0.8%, or $0.1 million, to $7.8 million in the three months ended September 30, 2015 from $7.9 million in the three months ended September 30, 2014. The $0.1 million decrease in amortization is primarily a result the completion of useful lives of other intangible assets from prior acquisitions. This decrease was partially offset by the acquisition of Metrics That Matter™ and Talent Neuron™.

Depreciation and amortization increased 1.7%, or $0.4 million, to $25.5 million in the nine months ended September 30, 2015 from $25.1 million in the nine months ended September 30, 2014. The $1.3 million increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The $0.8 million decrease in amortization is primarily a result of the reduction of intangible amortization due to the 2014 impairment of PDRI intangible assets and the completion of useful lives of other intangible assets from prior acquisitions. This decrease was partially offset by the acquisition of Metrics That Matter™ and Talent Neuron™.

Depreciation and amortization expense as a percentage of revenue was 4.3% and 4.4% in the three months ended September 30, 2015 and 2014 and 4.7% and 4.9% in the nine months ended September 30, 2015 and 2014, respectively.

SHL Talent Measurement Segment Results of Operations

In the fourth quarter of 2014, we adjusted the classification of certain costs within the SHL Talent Measurement segment. To conform to the presentation, we reclassified $0.9 million and $0.6 million in the three months ended September 30, 2014 and $2.8 million and $1.7 million in the nine months ended September 30, 2014 from Cost of services and Member relations and marketing to General and administrative, respectively. The reclassification did not have an impact on total costs and expenses or operating profit.

The results of operations for the SHL Talent Measurement segment (in thousands) are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$47,517	$49,908	$146,413	$153,683
Costs and expenses:
Cost of services	18,597	18,603	55,262	58,037
Member relations and marketing	12,873	16,291	41,820	49,032
General and administrative	8,066	7,977	23,881	25,749
Restructuring costs	—	—	948	—
Depreciation and amortization	7,724	8,738	23,825	26,534

Total costs and expenses	47,260	51,609	145,736	159,352

Operating profit (loss)	$257	$(1,701)	$677	$(5,669)

SHL Talent Measurement Segment Revenue

The following table outlines SHL Segment Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$47,517	$49,908	$146,413	$153,683
Adjusted revenue	47,753	50,583	147,703	155,745
Constant currency Adjusted revenue	52,813		162,727

Revenue was $47.5 million in three months ended September 30, 2015 and $49.9 million in the three months ended September 30, 2014. Revenue was $146.4 million in nine months ended September 30, 2015 and $153.7 million in the nine months ended September 30, 2014. Adjusted revenue decreased $2.8 million, or 5.6%, to $47.8 million in the three months ended September 30, 2015 from $50.6 million in the three months ended September 30, 2014. The impact of the deferred revenue fair value adjustment was $0.2 million and $0.7 million in the three months ended September 30, 2015 and 2014, respectively. Adjusted revenue decreased $8.0 million, or 5.2%, to $147.7 million in the nine months ended September 30, 2015 from $155.7 million in the nine months ended September 30, 2014. The impact of the deferred revenue fair value adjustment was $1.3 million and $2.1 million in the nine months ended September 30, 2015 and 2014, respectively. The decrease in revenue was primarily due to fluctuations in foreign currencies and to the timing of delivery of services.

The SHL Talent Measurement segment includes international operations that subject us to risks related to currency exchange fluctuations. The functional currency of SHL and its subsidiaries are the local currencies. The subsidiaries contract and invoice in local currencies. In addition to the timing of service deliveries and increases and decreases in sales volume, revenue is further impacted by fluctuations in foreign currency rates, specifically, the exchange rate of the GBP against the USD, and the Euro. Constant currency Adjusted revenue increased $2.2 million, or 4.4%, to $52.8 million in the three months ended September 30, 2015 from $50.6 million in the three months ended September 30, 2014. Constant currency Adjusted revenue increased $7.0 million, or 4.5%, to $162.7 million in the nine months ended September 30, 2015 from $155.7 million in the nine months ended September 30, 2014.

SHL Talent Measurement Segment Costs and Expenses

Costs and expenses were $47.3 million in the three months ended September 30, 2015, a decrease of $4.3 million from $51.6 million in the three months ended September 30, 2014. Costs and expenses were $145.7 million in the nine months ended September 30, 2015, a decrease of $13.7 million from $159.4 million in the nine months ended September 30, 2014. The primary expenses recorded by the SHL Talent Measurement segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP against the USD, Euro and other currencies. SHL costs and expenses are denominated primarily in GBP; therefore, with revenues being denominated in local currencies as discussed above, operating profit is impacted by the fluctuations in currencies against the GBP. These items are allocated to Cost of services, Member relations and marketing, and General and administrative expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•	Compensation and related costs include salaries, payroll taxes, and benefits. The total expense was $23.8 million and $25.5 million in the three months ended September 30, 2015 and 2014, respectively, a decrease of $1.7 million. The total expense was $72.4 million and $76.9 million in the nine months ended September 30, 2015 and 2014, respectively, a decrease of $4.5 million. The decreases were primarily due to benefits from foreign currency fluctuations.

•	Variable compensation includes delivery incentives, sales commissions and annual bonuses. The total expense was $3.5 million and $4.4 million in the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.9 million. The total expense was $11.7 million and $15.0 million in the nine months ended September 30, 2015 and 2014, respectively, a decrease of $3.3 million. The decreases were primarily due to a change in sales incentive plans from 2014 to 2015. Additional impacts included lower than expected incentive payouts and benefits from foreign currency fluctuations.

•	Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services. Third-party consulting costs were $2.1 million and $2.5 million in the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.4 million. Third-party consulting costs were $6.4 million and $7.5 million in the nine months ended September 30, 2015 and 2014, respectively, a decrease of $1.1 million.

•	Travel and related expenses primarily relates to sales staff travel and travel incurred to deliver services. The total expense was $1.3 million in the three months ended September 30, 2015 and 2014. The total expense was $4.2 million and $5.1 million in the nine months ended September 30, 2015 and 2014, respectively, a decrease of $0.9 million. The decrease in the nine months ended September 30, 2015 was primarily driven by a reduction in travel related to the delivery of assessment services and sales visits.

•	Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. The total expense was $2.1 million and $1.9 million in the three months ended September 30, 2015 and 2014, respectively, an increase of $0.2 million. The total expense was $6.1 million and $6.0 million in the nine months ended September 30, 2015 and 2014, respectively, an increase of $0.1 million.

•	The SHL Talent Measurement segment operating expenses are impacted by currency fluctuations. Approximately 50% of SHL expenses are based in GBP. The value of the GBP versus the USD, on average, decreased by $0.12, or 7% lower, in the three months ended September 30, 2015 and decreased by $0.14, or 8% lower, in the nine months ended September 30, 2015 compared to the same period of 2014. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$11,455	24.1%	$11,572	23.2%	$33,636	23.0%	$35,243	22.9%
Variable compensation	1,512	3.2	1,139	2.3	4,266	2.9	3,902	2.5
Third party consulting	1,993	4.2	2,256	4.5	6,069	4.1	7,054	4.6
Travel and related	569	1.2	447	0.9	1,806	1.2	2,218	1.4
Allocated facilities	1,081	2.3	1,037	2.1	3,152	2.2	3,078	2.0

Cost of services remained unchanged at $18.6 million in the three months ended September 30, 2015 and 2014, respectively.

Cost of services decreased 4.8%, or $2.7 million, to $55.3 million in the nine months ended September 30, 2015 from $58.0 million in the nine months ended September 30, 2014. The $1.6 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations.

Cost of services as a percentage of revenue was 39.1% and 37.3% in the three months ended September 30, 2015 and 2014, respectively, and 37.7% and 37.8% in the nine months ended September 30, 2015 and 2014, respectively.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$7,824	16.5%	$9,307	18.6%	$25,202	17.2%	$27,819	18.1%
Variable compensation	1,954	4.1	3,024	6.1	6,700	4.6	9,501	6.2
Travel and related	632	1.3	681	1.4	1,937	1.3	2,173	1.4
Allocated facilities	666	1.4	647	1.3	1,911	1.3	1,923	1.3

Member relations and marketing decreased 21.0%, or $3.4 million, to $12.9 million in the three months ended September 30, 2015 from $16.3 million in the three months ended September 30, 2014. The $1.5 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations. The $1.1 million decrease in variable compensation was primarily due to a change in sales incentive plan payout structures and lower sales bookings.

Member relations and marketing decreased 14.7%, or $7.2 million, to $41.8 million in the nine months ended September 30, 2015 from $49.0 million in the nine months ended September 30, 2014. The $2.6 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations. The $2.8 million decrease in variable compensation was primarily due to a change in sales incentive plan payout structures and lower sales bookings.

Member relations and marketing expense as a percentage of revenue was 27.1% and 32.6% in the three months ended September 30, 2015 and 2014, respectively and 28.6% and 31.9% in the nine months ended September 30, 2015 and 2014, respectively.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation and related	$4,516	9.5%	$4,621	9.3%	$13,607	9.3%	$13,822	9.0%
Variable compensation	75	0.2	194	0.4	765	0.5	1,565	1.0
Allocated facilities	358	0.8	193	0.4	1,044	0.7	972	0.6
Travel and related	125	0.3	195	0.4	414	0.3	749	0.5

General and administrative remained relatively flat increasing $0.1 million to $8.1 million in the three months ended September 30, 2015 compared to $8.0 million in the three months ended September 30, 2014.

General and administrative decreased 7.3%, or $1.8 million, to $23.9 million in the nine months ended September 30, 2015 from $25.7 million in the nine months ended September 30, 2014. The decrease in General and administrative was primarily a result of decreases in the expected annual bonus payout and legal and accounting fees.

General and administrative expense as a percentage of revenue was 17.0% and 16.0% in the three months ended September 30, 2015 and 2014 and 16.3% and 16.8% in the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation	$1,965	$2,023	$5,801	$6,385
Amortization	5,759	6,715	18,024	20,149

Depreciation and amortization decreased 11.6%, or $1.0 million, to $7.7 million in the three months ended September 30, 2015 from $8.7 million in the three months ended September 30, 2014. Amortization is related to intangible assets acquired in conjunction with the SHL acquisition. The primary reason for the decrease was the change in GBP versus the USD.

Depreciation and amortization decreased 10.2%, or $2.7 million, to $23.8 million in the nine months ended September 30, 2015 from $26.5 million in the nine months ended September 30, 2014. The primary reason for the decrease was the change in GBP versus the USD.

Depreciation and amortization expense as a percentage of revenue was 16.3% and 17.5% in the three months ended September 30, 2015 and 2014 and 16.3% and 17.3% in the nine months ended September 30, 2015 and 2014, respectively.

SHL Goodwill

We evaluated the operating results against forecasts, discount rates, market multiples, foreign currency fluctuations, and other key inputs and assumptions that could affect the fair value of the reporting unit and have not identified any impairment indicators related to the SHL reporting unit. However, we continue to believe the fair value of the SHL reporting unit exceeds its carrying value by less than 10%. The carrying value of the reporting unit was $575.2 million at September 30, 2015, including $339.0 million of goodwill and $201.7 million of amortizable intangible assets.

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

We will perform our annual goodwill impairment test as of October 1.

Liquidity and Capital Resources

On June 9, 2015, we entered into Amendment No. 4 (“Amendment”) to the senior secured credit agreement dated as of July 2, 2012, as amended and restated (as amended, the “Amended Credit Agreement”). The Amendment (i) replaced existing Term A-1 Loans with new Term A-2 Loans (“Term A-2 Loans”) in an aggregate principal amount of $250 million, which was fully drawn on June 9, 2015 (“Closing Date”), (ii) rolled over the existing revolving credit commitments into a like principal amount of revolving commitments in an aggregate principal amount of $200 million, none of which was drawn on the Closing Date, and (iii) increased the existing revolving commitments by an aggregate principal amount of $50 million for a total of $250 million (“Revolving Commitments”), none of which was drawn on the Closing Date.

The maturity date of all Term A-2 Loans is June 9, 2020. The principal amount of the Term A-2 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-2 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-2 Loans, with the balance payable at maturity. The termination date of all commitments under the Amended Credit Agreement, including the Revolving Commitments, is June 9, 2020. The Term A-2 Loans and the Revolving Commitments will, at the option of the Company, bear interest at the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.50% or the Base Rate (as defined in the Amended Credit Agreement) plus 0.50%, as applicable, with the possibility of adjustments to the applicable interest rates based on fluctuations in specified first lien net leverage ratios. The annual interest rate on the Term A-2 Loans at September 30, 2015 was 1.69%.

In the third quarter of 2015, we borrowed $45.0 million under the Revolving Commitments. The annual interest rate on the Revolving Commitments at September 30, 2015 was 1.69%. We borrowed an additional $10.0 million under the Revolving Commitments on October 1, 2015. These borrowings were primarily due to increased purchases of treasury shares.

The Amended Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis. The provision requiring mandatory prepayments attributable to excess cash flows was eliminated in the Amendment. We were in compliance with all of the covenants at September 30, 2015.

On June 9, 2015, we entered into an indenture relating to the issuance of $250 million aggregate principal amount of senior notes due 2023 at an issue price of 100% (“Notes”). The Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by us and certain of our domestic subsidiaries acting as guarantors. The Notes bear interest at a rate of 5.625%, pay interest semi-annually in cash in arrears on June 15 and December 15 of each year beginning on December 15, 2015, and mature on June 15, 2023.

The terms of the indenture, among other things, limit our ability and our restricted subsidiaries to (i) incur or guarantee additional indebtedness; (ii) create liens on assets securing indebtedness; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) merge, amalgamate or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment defaults, a failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

We had cash and cash equivalents of $121.4 million and $114.9 million at September 30, 2015 and December 31, 2014, respectively. We believe that existing cash and cash equivalents, operating cash flows, and availability under the Revolving Commitments will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At September 30, 2015, available borrowings under the Revolving Commitments were $193.7 million after reduction of $45.0 million of outstanding borrowings and $11.3 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

At September 30, 2015, $109.8 million of cash was held by our foreign subsidiaries. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
Net cash flows provided by operating activities	$101,205	$117,896
Net cash flows used in investing activities	(36,838)	(93,947)
Net cash flows used in financing activities	(53,334)	(53,501)

Our primary uses of cash are to fund acquisitions, capital expenditures, share repurchases, dividend payments and debt service requirements under the Senior Secured Credit Facilities.

Cash Flows from Operating Activities

CEB membership subscriptions, which are principally annually renewable agreements, generally are payable by members at the beginning of the contract term. SHL Talent Measurement services are invoiced in advance of services and as services are delivered depending on negotiated contract terms. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities. Net cash flows provided by operating activities were $101.2 million and $117.9 million in the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash flows from operations was primarily due to lower sales bookings growth on a year-over-year basis. Additionally, we made income tax payments of $49.6 million in the nine months ended September 30, 2015 compared to $29.0 million in the nine months ended September 30, 2014.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities were $36.8 million and $93.9 million in the nine months ended September 30, 2015 and 2014, respectively. In the nine months ended September 30, 2015, we used $18.3 million for capital expenditures, primarily related to the implementation of a new Content Management System and a major upgrade to the SHL Talent Measurement client-facing platform. In the nine months ended September 30, 2015, we utilized $14.2 million for acquisition of Sunstone Analytics, and CEO Forum Group. In the nine months ended September 30, 2014, we utilized $58.9 million for acquisitions of businesses, primarily related to Metrics That Matter™, which included a payment of $52.7 million, less cash acquired of $1.8 million.

We estimate that capital expenditures to support our infrastructure will be approximately $25 to $28 million in 2015.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $53.3 million and $53.5 million in the nine months ended September 30, 2015 and 2014, respectively. In the three months ended September 30, 2015, we borrowed $45.0 million under the Revolving Commitments. In the nine months ended September 30, 2015 we repaid amounts outstanding on our credit facilities of $258.5 million primarily in relation to our debt refinancing. We also issued Notes in the nine months ended September 30, 2015 resulting in proceeds of $250.0 million. Further, we increased our dividend rate from $0.2625 per share in 2014 to $0.375 per share in 2015 resulting in additional payments of $11.1 million. We also used $42.7 million in the nine months ended September 30, 2015 to repurchase shares of our common stock pursuant to a stock repurchase program that was approved by the Board of Directors in February 2015, an increase from $26.7 million in the nine months ended September 30, 2014.

Commitments and Contingencies

We had a liability of $4.5 million at December 31, 2014 relating to certain sales and use tax regulations for states in which we sell or support our goods and services. In April 2015, we paid $3.7 million under a voluntary sales tax disclosure agreement.

Contractual Obligations

The following table summarizes our known contractual obligations at September 30, 2015 following the debt refinancing transactions and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at September 30, 2015
	Total	YE 2015(1)	YE 2016	YE 2017	YE 2018	YE 2019	Thereafter
Senior Secured Credit Facilities (2)	$318,890	$5,158	$10,019	$12,414	$14,758	$14,586	$261,955
Notes (3)	363,556	8,047	14,297	14,258	14,258	14,258	298,438
Operating lease obligations	919,721	13,256	53,205	50,864	70,247	64,038	668,111
Deferred compensation liability	19,240	—	978	1,189	932	890	15,251
Purchase commitments	29,290	2,844	12,302	8,789	3,492	1,317	546

Total	$1,650,697	$29,305	$90,801	$87,514	$103,687	$95,089	$1,244,301

	Sublease Receipts by Period (In Thousands) at September 30, 2015
	Total	YE 2015(1)	YE 2016	YE 2017	YE 2018	YE 2019	Thereafter
Sublease receipts	$(291,701)	$(5,509)	$(22,287)	$(22,375)	$(28,432)	$(24,267)	$(188,831)

(1)	For the three months ended December 31, 2015.
(2)	Includes interest expense for the Term A-2 Loans calculated using the variable interest rate at September 30, 2015 of 1.69%. We may be required to make mandatory prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, and dispositions. The amounts presented in the tables above do not reflect any mandatory prepayments that we may be required to pay.
(3)	The Notes bear interest at a rate of 5.625% and pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes will mature on June 15, 2023.

Off-Balance Sheet Arrangements

At September 30, 2015 and December 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others, our dependence on renewals of our membership-based services; the sale of additional programs to existing members and our ability to attract new members; our potential failure to adapt to changing member needs and demands; our potential failure to develop and sell, or expand sales markets for our SHL Talent Measurement tools and services; our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues; fluctuations in operating results; our potential inability to protect our intellectual property rights; our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data; potential confusion about our rebranding, including our integration of the SHL Talent Measurement brand; our potential exposure to loss of revenues resulting from our unconditional service guarantee; exposure to litigation related to our content; various factors that could affect our estimated income tax rate or our ability to utilize our existing deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment; our potential inability to make, integrate and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments; the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results; our potential inability to effectively manage the risks associated with the indebtedness we incurred and the senior secured credit facilities we entered into in connection with our acquisition of SHL or any additional indebtedness we may incur in the future; our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations; and our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy and possible volatility of our stock price. In Part I, “Item 1A. Risk Factors” of our 2014 Annual Report on Form 10-K, as filed with the SEC on February 27, 2015, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation. The Company is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect our financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. There were no material changes during the quarter ended September 30, 2015 to the information included in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
July 1, 2015 to July 31, 2015	46,287	$82.11	45,013	$83,389,097
August 1, 2015 to August 31, 2015	185,454	$74.57	185,454	$69,559,976
September 1, 2015 to September 30, 2015	203,736	$70.49	202,559	$55,280,773

Total	435,477	$73.46	433,026

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)	In February 2015, our Board of Directors approved a $100 million stock repurchase program, which is authorized through December 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

3.3	Certificate of Amendment, as filed with the Secretary of State of the State of Delaware, effective on May 15, 2015. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.4	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.5	Amendment, dated June 24, 2015, to the Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2015.)

10.1+	Amendment No. 4, dated June 9, 2015 to the Credit Agreement by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	On July 2, 2015, the Company entered into a technical amendment to restore language that was unintentionally deleted in the accordion section of the Amended Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEB Inc. (Registrant)
Date: November 9, 2015	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on February 22, 1999 (Registration No. 333-5983).)

3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2009.)

3.3	Certificate of Amendment, as filed with the Secretary of State of the State of Delaware, effective on May 15, 2015. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.4	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.5	Amendment, dated June 24, 2015, to the Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2015.)

10.1+	Amendment No. 4, dated June 9, 2015 to the Credit Agreement by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	On July 2, 2015, the Company entered into a technical amendment to restore language that was unintentionally deleted in the accordion section of the Amended Credit Agreement.