Form 10-K
period 2015-12-31
CEB Inc.
filed 2016-02-29
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was $2,051,119,000.*

There were 32,646,354 shares of the registrant’s common stock outstanding at February 22, 2016.

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report.

CEB Inc.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties, and assumptions. Statements using words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions are intended to identify forward-looking statements. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates, or other financial items; any statements of the plans, strategies, and objectives of management for future operations, any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims, or disputes; any statements of expectation or belief; any statements regarding the impact of our acquisitions and any related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the US Securities and Exchange Commission, and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others:

•	our dependence on renewals of our membership-based services;
•	the sale of additional programs to existing members and our ability to attract new members;
•	our potential failure to adapt to changing member needs and demands;
•	our potential failure to develop and sell, or expand sales markets for our CEB Talent Assessment tools and services;
•	our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues;
•	fluctuations in operating results;
•

the potential disruption or cost overruns related to the implementation of our business transformation initiative or the potential inability to realize anticipated savings or operational benefits of such initiative following its completion;

•	our potential inability to protect our intellectual property rights;
•	our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data;
•	potential confusion about our rebranding, including the roll-out of the CEB Talent Assessment brand for what has been known previously as the SHL Talent Measurement brand;
•	our potential exposure to loss of revenue resulting from our unconditional service guarantee;
•	exposure to litigation related to our content;
•	various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets;
•	changes in estimates, assumptions, or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment;
•	our potential inability to make, integrate, and maintain acquisitions and investments;
•	the amount and timing of the benefits expected from acquisitions and investments;
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

When we use the terms “Company,” “CEB,” “we,” “us,” and “our” in this Annual Report on Form 10-K, we mean CEB Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I

Item 1.	Business.

Our Company

CEB Inc. (NYSE: CEB) is a best practice insight and technology company. In partnership with leading organizations around the globe, we develop innovative solutions to drive corporate performance. Our mission is to unlock the potential of organizations and leaders by advancing the science and practice of management.

We do this by combining our advanced research and analytics with best practices from thousands of member companies with our proprietary research methodologies, benchmarking assets, and human capital analytics. The combination of best practices, insights, and data from membership programs with talent assessments, predictive analytics, and robust technology platforms allows us to increase our capabilities for helping clients manage talent, transform operations, and reduce risk. Over time, our member network and data sets grow and strengthen the impact of our products and services. CEB Talent Assessment (formerly SHL Talent Measurement) services deliver rich data, analytics, and insights for assessing and managing employees and applicants and position clients to achieve better business results through enhanced intelligence for talent and key decision-making processes – from hiring and recruiting to employee development and succession planning.

Our Segments

We operate through two reporting segments: CEB and CEB Talent Assessment.

The CEB segment provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions and enable members to focus efforts to address emerging and recurring business challenges efficiently and effectively. This includes our membership programs for senior executives and their teams to drive corporate performance by identifying and building on the proven best practices of the world’s best companies. Our member network is integral to our business. Close relationships with our members provide us with the business insights, solutions, and analytics that we use to support executives and professionals during their careers. Personnel Decision Research Institution, Inc. (“PDRI”), a subsidiary in the CEB segment, provides customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises.

To unify the CEB brand across the globe, the SHL Talent Measurement segment is now referred to as the CEB Talent Assessment segment. Our CEB Talent Assessment segment includes the SHL product and services of cloud-based solutions for talent assessment, development, strategy, analytics, decision support, and professional services that support those solutions, enabling client access to data, analytics, and insights for assessing and managing employees and applicants. CEB Talent Assessment assists clients with determining potential candidates for employment and developing existing employees and also provides consulting services that help maximize the utility of assessment data. The tools and services provided by CEB Talent Assessment use science and data to develop talent strategies for clients that are linked to business results.

Who We Serve

We serve executives and professionals in corporate functions at more than 10,000 large corporate and middle market institutions operating in more than 110 countries. We consider the following corporate functions to be our primary markets within the CEB segment: Human Resources; Legal, Risk, and Compliance; Finance; Information Technology; Innovation and Strategy; Marketing and Communications; Procurement and Operations; and Sales and Service. The CEB Talent Assessment segment focuses primarily on the Human Resources function and markets its services to other corporate functions.

We also serve operational leaders in the global financial services industry and US government. Senior executives in the financial services industry face business challenges arising from capital and financial markets, the economy, industry competition, litigation, and regulation. Functional heads in the US government face management challenges specific to the public sector, often arising from economic, regulatory, environmental, compliance, and labor considerations. For both the financial services industry and the US government, we offer best demonstrated practices, operational insights, analytical tools, and peer collaboration designed to drive effective executive decision making.

At December 31, 2015,  our member and client network included nearly 90% of the Fortune 500, 72% of the Dow Jones Asian Titans, and more than 85% of the FTSE 100.

Our Products and Services

We help senior executives and their teams drive corporate performance by equipping them with the actionable insights, analytic tools, and advisory support they need to address recurring business challenges and improve results.

We sell a unique combination of resources to address business challenges:

•

Best Practices and Decision Support. We help our members and clients set direction for their team, function, and company by providing performance insights, benchmarks, and best practices. Through our proprietary research, we identify key economic leverage points and isolate high return-on-investment solutions for executives to implement. We offer multiple memberships that align with functional and key industry leadership roles. We deliver our research through various channels, including web-based resources, interactive workshops, live meetings, and published studies. In addition to best practices, we create and maintain benchmarking assets with information from executives across industries covering information such as organizational structures, costs and productivity as well as customer experience and service quality. We draw on our expansive executive network to provide our members with insight into their function, how their performance compares to benchmarks, and how to improve outcomes. In addition, we provide members with networking opportunities, including online peer discussion groups, on-request advice, feedback, and other peer interaction at both in-person and virtual events. We also help organizations secure performance gains through consulting and technology. We deliver a suite of professional services, including best practice implementation, training, and survey and diagnostic tools. We offer targeted survey and diagnostic technology to aid members in assessing the performance of their functions, processes, and teams. For certain of the best practices that we identify, we provide additional implementation support to members seeking to improve their functional performance.

•

Talent Management Services. We help organizations plan, select, engage, and align their organizational talent against corporate objectives. We evaluate their training programs and also develop workshops and technical training that enhance the potential of emerging leaders and their teams. Our assessment and development solutions help companies manage human capital investments. These offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations and are generally implemented as pre-hire or post-hire applications. Our proprietary workshops and technical training provide an executive education curriculum supported by e-learning resources for members seeking to enhance skill development for their staff. These tools and services use science and data to develop talent strategies for clients that are linked to business results.

Our Business Strategy

Our strategy is to sell our cross-industry products and services to a global customer set of large corporate and middle market institutions. We intend to build on our existing business by deepening existing member and client relationships through renewal of subscriptions and cross-sales of other products, leveraging opportunities in growth markets, increasing our focus on talent management products through new product development, and continuing to build effective content platforms. We intend to continue this strategy through the following efforts:

•

Delivering must-have insights and analytics. By tapping the collective experience of the workflows of thousands of companies we collect data and generate insights that are intended to transform performance. These insights power the advice, assessments, tools, and technology we use with members and clients, with the aim that executives can take action at a lower cost than other sources of support, yielding a strong return on investment for them. This unique model for developing management insight remains the foundation for creating and delivering business value. We plan to sustain our focus on developing these insights.

•

Cultivating highly valued relationships. We want to build strong relationships with the members and clients we are privileged to serve. Our goal is that all members and clients benefit not just from the specific products they use, but from the entire breadth of our expertise and relationships through the collaboration of our products, professional services, and commercial teams. As our offerings grow, doing this well also means working to cross-sell more effectively and to integrate new compelling solutions.

•

Achieving brand and market leadership. We continue to work on raising the global visibility and awareness of the CEB brand by building a clear, compelling story about CEB in all of our markets. We believe that doing so creates demand for products, but also supports our members and clients as they adopt our solutions. Our goal is to focus on ensuring that CEB has an unmatched reputation in the vital areas where we are targeting market leadership.

•

Building compelling careers. We look to build a world-class CEB team and are vigorous about measuring talent outcomes at the firm. We believe that working at CEB means employees will have an opportunity to do high-impact work for senior executives at the world’s most respected companies and that they will work with and learn from first rate colleagues. We intend to continue building a world-class CEB team.

•

Driving agility and operational excellence. We are working to apply our own insights and tools to help us move quickly and consistently in support of our members and clients. Our goal is to ensure our processes and structures allow us to respond quickly to opportunities and risks as markets evolve.

Our Pricing

We believe that we offer a cost-effective, yet high-quality alternative to traditional professional, information, and advisory services. The majority of CEB segment products and services are purchased as a one year membership, with an annual subscription fee that is typically payable at the beginning of the contract term. Membership subscription prices vary by product and may be further adjusted based on member’s revenue or headcount. We offer discounted pricing schedules and modified terms for companies that purchase a large number of subscriptions. In 2015, no member or client accounted for more than 0.5% of consolidated revenue. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided from the date of the refund request on a pro-rata basis relative to the remaining term of the membership.

Certain of our products have pricing models that are different from our membership products and services:

•

Talent assessment solutions are sold as annual subscriptions or repeatable transaction-based agreements. Pricing is based on the estimated level of assessment usage. For clients seeking more customized assessment services, deployment, or consultation, we provide engagement-specific pricing options.

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

•	PDRI contracts vary between fixed firm price (“FFP”), time and material (“T&M”), license, or FFP level of effort.

Our Competition

We compete in the broad and highly competitive advisory services industry. We believe that the factors that differentiate us from our competitors include the quality, diversity, and size of our client base and related member network; the high quality of our research and analysis; the effectiveness of our service and advice; price; the breadth, depth, and accessibility of our data assets; range and scope of product and service offerings; brand; and employees. We believe that we also provide members and clients with significant value at a lower cost than either an internal research effort or an external consulting contract.

We compete with companies that offer customized information and professional service products, such as traditional consulting firms; benchmarking firms; talent screening and assessment providers; background screening companies; recruitment process outsource services firms; executive search and leadership training providers; market research and data analytics firms; and training and development firms. Many of these competitors are significantly larger than we are, have greater resources, and have the ability to grow and make transformative moves in the marketplace for advisory services and human capital management solutions. We believe these competitors, in general, charge more for their products and services than we do or offer limited breadth across products, job roles, or geographies.

We also compete against new entrants from the software as a service (“SaaS”) or data analytics industries as well as against developing technologies such as social media, business intelligence software, and workflow software. These companies offer a variety of products and services, including market research, performance data, analysis, implementation services, employee surveys, talent assessments, networking opportunities, and educational programs.

We also compete against entities such as trade associations, nonprofit organizations, research and database companies as well as providers of free content over the Internet and through other delivery channels. We believe that these competitors offer less detailed and less trusted research, data, or advice and fewer networking opportunities and educational services. Our direct competitors generally compete with us in a single decision support center, a single corporate function (e.g., information technology), and/or in a specific industry.

We have a collaboration agreement with The Advisory Board Company to enhance services to members and clients and explore new product development opportunities. To advance these efforts, which require both companies to share proprietary information related to best practices products and services, the agreement includes a limited non-competition provision.

Our Employees

We employ individuals from top undergraduate and graduate programs as well as experienced talent from outside CEB, who have functional, professional, academic, industrial or organizational psychology, or consulting expertise. Our success depends on our ability to effectively attract, develop, engage, and retain outstanding talent and we believe that we offer compelling career paths, opportunities for professional development, and competitive compensation. We compete for employees with numerous information and professional services providers, many of which are significantly larger than we are and, we believe, have greater resources than we do. At December 31, 2015, we employed approximately 4,600 staff members.

We believe that relationships with our employees remain favorable. We continue to enhance our communication, professional development, performance management, recruiting, and on-boarding programs in an effort to attract and retain talent with the capabilities required to perform effectively in light of increasing geographic, market, role, and product diversity.

Our Sales and Marketing Efforts

We sell our products and services in more than 110 countries. We generally sell our membership-based products and services as a package, which enables executives and professionals to obtain the greatest value from the products and services as well as from our global member network. Our talent assessment and management solutions are sold as subscription services for most clients, who require long-term assessment support, but they also can be configured to reflect the unique needs of clients. Our premium professional services are generally sold as separate engagements to more specifically address the timing and service delivery needs of our client base. Our commercial structure simplifies how we interact with members and clients, improves sales team understanding of member and client needs, enhances our sales roles, and facilitates focus on our members and clients across different market segments. We believe this structural model, which aligns with member preferences and needs with resources we provide, as supported by continued investments in our technology platforms, improves customer loyalty, existing account growth, new account acquisitions, and sales team efficiency.

In partnership with our global commercial and product leaders, we are taking another step on our journey to OneCEB by narrowing the focus and use of the SHL brand. Substantially all of the SHL Talent Measurement products and services will be referred to as CEB Talent Assessment and carry the CEB logo. We believe this change is in keeping with our overall master brand strategy and is aligned with our ongoing investment to ensure that CEB is perceived as a talent management leader worldwide.

Financial Information on Geographic Areas

For information regarding revenue related to our operations in the US and foreign countries, see Note 20 to our consolidated financial statements.

Corporate Information

CEB Inc. is a Delaware corporation that was incorporated in 1997. We are a publicly traded company with common stock listed on the New York Stock Exchange under the symbol “CEB.” Our executive offices are located at 1919 North Lynn Street, Arlington, Virginia, 22209. Our telephone number is (571) 303-3000. Our website is www.cebglobal.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Available Information

We make available, free of charge, on or through the investor relations section of our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee) and Code of Conduct for Officers, Directors, and Employees also are available at that same location on our website.

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

Risks related to our business

We may fail to attract new members to our programs, services, and products, obtain renewals from existing members, or cross-sell programs, services, and products.

We derive the majority of our revenue from annual memberships for our programs, products, and services. Revenue growth depends on our ability to attract prospects, sustain a high renewal rate of existing memberships, and sell additional products and services to existing members. This depends on our ability to anticipate market trends and member needs, develop effective products and services for members, develop technologically advanced methods of delivery, and deliver products and services that are more desirable than those of our competition, including in new and developing industries, business sectors, government entities, and geographies. This also depends on our ability to effectively identify, reach, and engage prospects to promote our offerings. Failure to attract and retain members, deliver acceptable renewal rate levels, or cross-sell memberships and products to existing members at the level we forecast, could materially and adversely affect our operating results and future growth.

We may fail to continue to effectively develop, validate, support, and sell the products, services, and tools in our talent management business or extend our sales of those products, services, and tools to new and existing markets and geographies.

Our talent management business develops, validates, supports, and sells products, services, and tools for employee assessment, development, and performance management, including for talent acquisition, talent development, and talent strategy and analytics. These products, services, and tools are based on the use of science and data to develop an integrated talent management strategy for clients that drives business outcomes. Revenue growth for our talent management products, including those within the CEB Talent Assessment segment as well as those that we have acquired or are developing, depends on our expertise, our ability to continue to acquire and develop predictive assessment intellectual property, our cloud-based SaaS platform as well as other technologically advanced methods of delivery, our proprietary database, our ability to measure results, our ability to integrate these tools and services into a unified set of product offerings, and a continuing and growing interest in managing talent through analytics specifically and in human capital management generally. Failure to maintain our expertise, develop additional and validated predictive assessment and measurement tools, extend the adoption of SaaS and SaaS-related efforts as a mechanism for delivering our products, services, and tools as well as develop other technologically advanced methods of delivery, expand our proprietary database, demonstrate success, or a slowing or uneven interest in managing talent through analytics either in our existing or developing markets, could materially and adversely affect our operating results and future growth.

Products, services, and tools to address talent management considerations account for a significant portion of our revenue, and a shift in demand away from talent management considerations could materially and adversely affect our business, operating results, financial condition, and liquidity.

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

The broad advisory services industry as well as the human capital management sector in which we operate, is a highly competitive industry with low barriers to entry; numerous substitute products and services; shifting strategies and market positions including consolidation; many differentiators; and large global providers as well as strong local and regional competitors. We generally compete against traditional consulting firms, benchmarking firms, role- or geographic-focused assessment companies, research and data analytics firms, training and development firms, trade associations, and nonprofit organizations as well as providers of free content over the Internet and through other delivery channels. Many of our competitors are significantly larger than we are, have greater resources, and have the ability to grow and make transformative moves in the marketplace for advisory services and human capital management solutions. We also compete against new entrants from the SaaS or data analytics industries as well as against developing technologies such as social media, business intelligence software, and workflow software. To compete successfully and achieve our growth targets, we must successfully serve new and existing members with current products and services, develop and invest in new and competitive products and services for US and international members, develop other technologically advanced methods of delivery, and deliver demonstrable return on investment to clients. Our failure to compete effectively with our competitors, both in terms of the quality and scope of our products and services, and in terms of price, could materially and adversely affect our operating results and future growth.

If we do not retain CEB members for the duration of their membership terms, we would suffer a loss of future revenue due to our service guarantee.

We offer a service guarantee to most CEB research program members under which a member may request a refund of the membership fee. When applicable, refunds are provided on a proportionate basis relative to the unused period of the membership term. Requests for refunds by a significant number of our members could materially and adversely affect our operating results and future growth. Failure to retain members at the level we forecast could materially and adversely affect our operating results.

We may be unable to protect our intellectual property.

Our success depends on our intellectual property. We rely on a combination of internal control, contractual arrangements, and legal protections to protect our proprietary rights. We cannot assure that the steps we have taken will be adequate to deter misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized use and take timely and effective steps to enforce our rights, particularly as we expand our business to new geographies, where the framework related to the protection of intellectual property may be less robust than in the United States and Europe. If substantial and material unauthorized use of our proprietary rights in our programs, products, services, and tools were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights, and we might not prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our programs, products, services, or tools could be materially and adversely affected.

We may be exposed to litigation.

As a publisher and distributor of content, a user of third-party content, an on-line content provider, a developer and provider of talent management related strategy and analytics tools, and a global company, we face potential liability for trademark and copyright infringement, discriminatory impact, and other claims based on our products and services as well as potential liability related to our operations, employment practices, and other business practices. Any such litigation, regardless of the merits and whether or not resulting in a judgment against us, could subject us to reputational harm and have a materially adverse effect on our operating results. In addition, certain of our talent measurement and assessment products may carry risks of litigation and related exposure for claims of non-compliance with employment laws related to hiring and promotion. These obligations could materially and adversely affect our operating results.

We may experience confusion about our brand.

Market perception of our brand affects our reputation in the marketplace, our ability to attract and retain members, clients and employees, and our ability to price our products at their full value. Since 2014, we have operated with a unified brand strategy. In 2015, we continued our brand management efforts by changing our Delaware corporate name to CEB Inc., consolidating our web presence under the cebglobal.com domain, and further aligning our product brands under several core platforms. Beginning in 2016, SHL Talent Measurement is now referred to as CEB Talent Assessment. If our members and clients, or prospective members or clients, are confused by our brand strategy, or if we do not effectively transfer brand equity from our legacy or acquired brands, or if our efforts to extend our brand equity from these various brands into existing or target markets are unsuccessful, our operating results and future growth could be materially and adversely affected.

Uncertainty in the global economy could adversely impact our business, operating results, financial condition, and liquidity.

Global economic uncertainty could materially and adversely affect our business, operating results, financial condition, and liquidity. These conditions also could materially and adversely impact our existing and prospective members and clients, vendors, business partners, and growth prospects. If we are unable to successfully anticipate or adapt to uncertain or changing economic, financial, market, and government conditions, we may be unable to effectively plan for and respond to these changes, and our business could be materially and adversely affected. While we market and sell our products and services throughout the year, a significant percentage of our new business and renewal bookings in the CEB segment historically have taken place in the first and fourth quarters of the year. Significant economic uncertainty during these time periods could have a disproportionately adverse effect on our current and future operating results. In addition, slowing growth in certain markets could reduce the overall demand for professional information services and human capital management resources as global companies and government entities continue to manage purchasing, departmental budgets, company-wide discretionary spending, and reduce or manage their focus on talent management solutions.

We are subject to a number of risks as a US government contractor, which could harm our reputation, result in fines or penalties against us, and/or materially and adversely impact our financial condition.

Certain of our products are tailored for the public sector and provide services to US government agencies and therefore, expose us to risks and added costs associated with government contracting as well as risks of doing business with the federal government more generally. Our failure to comply with applicable laws and regulations could result in contract terminations, suspension or debarment from contracting with the US government, civil fines and damages, and criminal prosecution and penalties, any of which could cause our actual operating results to differ materially from those anticipated. In addition, the ongoing impact of sequestration and the possibility of further sequestration under the Budget Control Act of 2011 or other government dysfunction could continue to result in contract terminations and slowing sales, which could materially and adversely affect our operating results.

US government agencies, including the Defense Contract Audit Agency (“DCAA”) routinely audit our US government contracts and contractors’ administration processes and systems. An unfavorable outcome to an audit by the DCAA or another agency could cause our operating results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the US government. In addition, we would suffer serious harm to our reputation if allegations of impropriety were made against us. Each of these factors could cause actual operating results to differ materially from those anticipated. In addition, the continuing US Federal government spending restrictions could materially and adversely affect our operating results.

Risks related to our operations

Our acquisitions involve risks that differ from or are in addition to those faced by our CEB operations, and our acquisitions may not achieve their anticipated results.

Through our acquisitions, we expect that we will be able to realize various benefits, including, among other things, new product development and product enhancements, cross-selling and revenue enhancement opportunities, geographic expansion, cost savings, and operating efficiencies.

Our acquisitions bring us capabilities and intellectual properties that address gaps in member and client needs and workflows. These acquisitions involve financial, operational, human resources, business, legal, and regulatory risks that differ from or are in addition to those faced by our ongoing operations, including difficulties in accurately valuing the businesses; difficulties and costs of integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of the businesses; difficulties achieving the target synergies, efficiencies, and cost savings; more cyclicality than what exists in our best practices and decision support products and services; failure to retain key personnel and members; possibility of brand confusion; entry into and ongoing management of new geographical or product markets; exposure under acquisition-related agreements; the diversion of financial and management resources; management distraction; and the integration of a different set of products and services into our existing operations. As a result, we may not be able to achieve the expected benefits of our acquisitions and could incur unanticipated increased costs, which could materially and adversely affect our operating results and future growth.

We regularly evaluate potential acquisitions of businesses and products and may from time to time pursue acquisition opportunities that we believe enhance our business. We may not be successful in identifying acquisition opportunities, assessing the value of the opportunities, or completing acquisitions on favorable terms. Future acquisitions may result in dilution to earnings and may involve potentially dilutive issuances of our equity securities or the incurrence of additional debt.

Our international operations involve special risks.

In 2015, approximately 38% of our revenue relates to business located outside the United States. We expect to continue our international growth, and international revenue is expected to account for an increasing portion of our revenue in the future.

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

•	absence, in some jurisdictions, of effective laws to protect our intellectual property rights;
•	greater difficulties in managing our operations outside of the United States;
•	different or less stable political, operating, and economic environments and market fluctuations;
•	civil disturbances or other catastrophic events that reduce business activity;
•	higher operating costs;
•	lower operating margins;
•	differing accounting principles and standards;
•	currency fluctuations between the US dollar (“USD”) and foreign currencies that could materially adversely affect financial and operating results;
•	restrictions on or adverse tax consequences from entity management efforts; and
•	unexpected changes in United States or foreign tax laws.

If we are not able to efficiently adapt to or effectively manage our business in markets outside of the United States, our business prospects and operating results could be materially and adversely affected.

We may fail to adequately protect our member and client data.

In the normal course of operations, we collect and maintain confidential and sensitive data, including personal information, from members and clients. We rely on a complex network of technical safeguards and internal controls to protect this data. Failure to adequately protect this data, including failure to continue to improve our internal controls or failure to prevent the misuse of or misappropriation of member and client data could result in data loss, corruption, or breach. If a data loss, corruption, or breach occurs, we could be exposed to litigation from members and clients, our reputation could be harmed, and we could lose existing and have difficulty attracting new members and clients, all of which could materially and adversely affect our operating results.

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

Our information technology infrastructure serves our global membership and clients and supports our employees and operations. Our failure to make the capital infrastructure expenditures and improvements necessary to remain technologically advanced, meet our internal operational and business needs and allow us to service our membership and clients could materially and adversely affect our delivery of existing products and services, our development of new products and services, our reputation, and our operating results and future growth.

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of data processed and stored on those systems and networks. While we attempt to mitigate these risks by employing a number of administrative, technical, and physical safeguards, including employee training; technical security controls; comprehensive monitoring of our networks and systems; and maintenance of backup and protective systems, our systems, networks, products, solutions, and services remain potentially vulnerable to various threats. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information; improper use of our systems and networks; manipulation and destruction of data; defective products; production downtimes; and operational disruptions, which in turn could materially and adversely affect our reputation, competitiveness, and operating results.

In addition, we deliver our programs, products, and services to members and clients primarily through online means. Although we have implemented plans and procedures to address service interruptions, we could experience natural disasters, power loss, cyber-attacks, operator error, or similar events, which could cause an interruption in service or damage to our facilities and/or data. Our disaster recovery and business continuity plans and procedures are designed to address many of the potential service interruptions, but these safeguards may prove to be insufficient or not as effective as anticipated, and may not be adequate to prevent interruptions from certain causes or unforeseen types of events. Such service interruptions could prevent us from providing services to our members and clients or cause us to violate service level agreements with our members, which could materially and adversely affect our ability to retain existing members and clients and attract new members and clients. In addition, such service interruptions or any perceptions of unreliability could materially and adversely affect our ability to retain existing members and clients and harm our ability to attract new members and clients.

Updates and replacements of key internal systems and processes, particularly our CRM and ERP system, or problems with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

In 2016, we began a multi-year project to update and replace certain key internal systems and processes, including our customer relationship management system and our enterprise resource planning system, to enable a single global platform that will support business growth and drive business process simplification and standardization. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which we believe will transform our operations and give us greater agility as our business grows in size and complexity. Any problems, disruptions, delays, or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could adversely affect our ability to process customer orders, deliver products and services, provide service and support to our customers, bill and track our customers, collect payment from our customers, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly than we anticipated. If we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and results of operations could be negatively impacted.

Our lease of significant office space in Arlington, VA and planned corporate headquarters consolidation are subject to several risks, including landlord and subtenant default and our inability to sublease unused space.

We are currently party to three leases of office building space in Arlington, VA. We intend to relocate and consolidate our corporate headquarters in early 2018 into a single building in Arlington that is under construction. We expect that the planned consolidation will result in us being subject to two office leases in Arlington, and that we will continue to sublease a substantial portion of that space to others, including an existing major subtenant. If the major subtenant, or other subtenants, default on their lease obligations to us, or if we are unable to sublease all or part of our space available for sublease at acceptable rents or at all, we may incur substantial additional lease costs and expenses and/or experience material loss of sublease rental income, which could adversely affect our operating results. If our new corporate headquarters is not completed on schedule, or if the new headquarters landlord or its guarantors default on their obligations pursuant to the new headquarters lease, we may incur material costs and expenses, and/or be required to pay additional rental amounts. Unanticipated difficulties in consolidating our operations in our new corporate headquarters, including IT system interruptions, may result in loss of employee and operational productivity and additional costs and expenses, which could have an adverse effect on our operating results.

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

At December 31, 2015, the net carrying value of goodwill and intangible assets was $458.4 million and $230.7 million, respectively, and represented 34% and 17%, respectively, of our total assets of $1.3 billion. We apply a fair value test to evaluate goodwill for impairment annually in the fourth quarter of each year, and between these periods if events occur or circumstances change, which suggest that the goodwill or intangible assets should be evaluated. The testing of goodwill for potential impairment inherently involves management judgments as to the assumptions used to project amounts included in the valuation process and as to anticipated future market conditions and their potential effect on future performance. Changes in assumptions or estimates can materially affect the determination of fair value, and assumptions and estimates are subject to risks and uncertainties, including many over which we have little or no control. The potential for goodwill impairment is increased during a period of economic uncertainty or following a significant acquisition. In 2014, we recorded impairment losses of $37.9 million, including $20.8 million related to customer list intangible assets and $28.9 million related to goodwill of the PDRI unit. We did not record any impairment losses in 2015. However, the fair value of the CEB Talent Assessment reporting unit exceeds its carrying value by 4% at October 1, 2015. The CEB Talent Assessment reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs in the fair value measurements change. Changes in our business strategy or changes in market or other conditions could result in declining performance that would require us to examine our goodwill for potential impairment and could lead to a requirement that we record additional impairment charges, which would adversely affect our financial results.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income and other taxes in the United States, the United Kingdom, and numerous other foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. We also are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional tax against us. Our global operations subject us to additional tax regimes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or in any of the numerous foreign jurisdictions where we do business, could have a material effect on our operating results in the period or periods for which that determination is made. Changes in the tax laws of the foreign jurisdictions in which we operate are anticipated to arise as a result of the base erosion and profit shifting (“BEPS”) proposals issued by the Organization for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries that encompass most of the jurisdictions in which we operate, has published action plans aimed at addressing perceived issues within tax systems that may lead to tax avoidance by companies. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to accurately assess the overall effect of such potential tax changes on our effective tax rate at this time, and that could materially and adversely affect our operating results in the affected periods.

We are subject to foreign currency risk.

We serve executives and professionals in more than 110 countries around the world. Prices for CEB segment programs, products, and services primarily are denominated in USD; however, we do offer foreign currency billing to members outside of the United States in the British pound, Euro, and Australian dollar. Prices for CEB Talent Assessment tools and services are primarily denominated in the local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations, which could affect our results of operations.

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

We are subject to interest rate risk.

Borrowings under our Senior Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed under our Senior Secured Credit Facility remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may or may not enter into interest rate swaps with respect to all of our variable rate indebtedness and any swaps we may enter into may not fully mitigate our interest rate risk. Additionally, hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions, and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense.

In the event that we need to refinance all or a portion of our outstanding debt before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be materially and adversely affected.

Hedging instruments often are not guaranteed by an exchange or its clearing house and involve risks and costs.

Hedging instruments involve risk since they are often not guaranteed by an exchange or a clearing house. The enforceability of agreements underlying derivative transactions may depend on compliance with applicable regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized gains and force us to cover our resale commitments, if any, at the then current market price. Although we generally seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until expiration, which could result in losses.

Our leverage could materially and adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our Senior Secured Credit Facility and Notes.

Total consolidated debt at December 31, 2015 was $561.4 million, net of issuance costs, consisting of the Term Loan A-2 Loans, Revolving Commitments, and Notes. In addition, we had $168.7 million of undrawn availability under the Revolving Commitments (after reduction of availability to cover $11.3 million of outstanding letters of credit) at December 31, 2015. Our level of indebtedness could have important consequences on our future operations including:

•	making it more difficult for us to satisfy our payment and other obligations under our outstanding debt, which may result in defaults;
•

subjecting us to the risk of increased sensitivity to interest rate increases on our outstanding indebtedness, which have a variable rate of interest, which could cause our debt service obligations to increase significantly;

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

In addition, we may incur substantial additional indebtedness in the future. The terms of our Senior Secured Credit Facility and Notes limit, but do not prohibit, us from incurring additional indebtedness. This may include additional indebtedness under certain circumstances that may also be guaranteed by our domestic subsidiaries that guarantee our obligations under the Senior Secured Credit Facility. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

Our ability to make required payments or to refinance our indebtedness depends on our future performance, which will be affected by financial, business and economic conditions, and other factors, many of which are not in our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

If we are in default under our Senior Secured Credit Facility due to our inability to make the required payments or if we otherwise fail to comply with the financial and other covenants contained in the credit agreement governing the Senior Secured Credit Facility, all of our debt would become immediately due and payable and the lenders under our Senior Secured Credit Facility could be permitted to foreclose on our assets securing such debt.

The covenants in our Senior Secured Credit Facility and Notes impose restrictions that may limit our operating and financial flexibility.

The Senior Secured Credit Facility and Notes include negative covenants or limitations that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

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

In addition, the Senior Secured Credit Facility includes a financial covenant that subject us to a maximum net leverage ratio.

Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants contained in our Senior Secured Credit Facility and Notes. If we violate these covenants and are unable to obtain waivers, our debt under the Senior Secured Credit Facility and Notes would be in default and could be accelerated and could permit the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, operating results, or financial condition could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Any decisions to reduce or discontinue paying cash dividends to our shareholders or repurchase shares of our common stock pursuant to our previously announced stock repurchase program could cause the market price for our common stock to decline.

We may reduce or discontinue repurchases of our common stock as we deem appropriate and as market conditions allow. We may modify, suspend, or cancel our cash dividend policy in any manner and at any time. Any reduction or discontinuance by us of the payment of quarterly cash dividends or repurchases of our common stock pursuant to our stock repurchase program could cause the market price of our common stock to decline. Moreover, in the event our payment of quarterly cash dividends or repurchases of shares of our common stock are reduced or discontinued, our failure or inability to resume paying cash dividends or repurchasing shares of our common stock at historical levels could cause the market price of our common stock to decline.

We may invest in companies for strategic reasons and may not realize a return on our investments.

From time to time, we may invest in companies to further their strategic objectives and support our key business initiatives. Such investments could include equity or debt instruments in private companies that may be non-marketable. The success of these companies may depend on product development, market acceptance, operational efficiency, and other key business factors. If any of these private companies fail, we could lose all or part of our investment in that company. If we determine that impairment indicators exist and that there are other-than-temporary declines in the fair value of the investment, we may be required to write down the investments to their fair value and recognize the related write-down as an investment loss.

Risks related to our people

We may be unable to hire and retain key personnel, recruit and retain highly skilled management and employees, or effectively plan for succession.

Continued and future success depends on our ability to hire, train, and retain key personnel, including senior leaders; skilled sales, research, and entry-level personnel; and the industrial and organizational psychologists and other individuals who are a critical component of our talent management business; and to hire, train, and retain highly skilled management and employees, including from our acquisitions. Once hired, new employees, particularly our new sales staff, can experience a delay in productivity until they are fully trained; and significant numbers of entry-level sales staff can impact our overall productivity. We experience competition for new hires and our existing employees from competitors and other businesses wherever we do business. We have employer protection agreements with senior staff that restrict them from competing with and soliciting employees from us following their employment. If we fail to retain key personnel, or to attract, train, and retain a sufficient number of management and employees, including entry-level sales staff, in the future, our operating results and future growth could be materially and adversely affected, and the morale and productivity of our workforce in the near term could be disrupted.

Effective succession planning is a key factor for our long-term success. Failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to key employees could materially and adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition, operating results, and prospects. If we fail to enable the effective transfer of knowledge and facilitate smooth transitions for key personnel, the operating results and future growth for our business could be materially and adversely affected, and the morale and productivity of the workforce could be disrupted.

We rely on our executive officers, corporate leadership team, and the leaders of our geographic regions and departments for the success of our business.

We rely on our executive officers, corporate leadership team, and the leaders of geographic regions and departments to manage our operations. Given the range of our products and services, the scale of operations, and geographic scope, these executives and senior managers must have a thorough understanding of our product and service offerings and operations as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leave and we cannot replace them with suitable candidates quickly, or if members of our management team are not able to demonstrate the skills necessary in a global business, we could experience difficulty in managing our business properly. This could harm our business prospects, client relationships, employee morale, and operating results.

We may be unable to extend and maintain our corporate culture, which is a critical part of our success.

We believe that a critical contributor to our success to date has been our corporate culture, which we believe fosters product innovation, teamwork, strong member support and service, and employee morale. As we expand, including from the integration of employees from businesses that we acquire as well as by opening offices in new geographies, we may find it difficult to maintain important aspects of our corporate culture, which could materially and adversely affect our ability to retain and recruit personnel and otherwise materially and adversely affect our future success, business prospects, and client relationships.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters located in Arlington, Virginia consists of 625,000 square feet under a lease expiring in 2028. These facilities accommodate research, marketing and sales, information technology, administrative, and graphic and editorial services personnel. Our Arlington office serves as the principal location for our CEB segment operations. Our CEB Talent Assessment segment’s principal office is located in Thames Ditton, England. We also lease offices in 19 other locations throughout the United

States, 16 locations throughout Europe (in addition to England), and in 19 other countries outside of the United States and Europe to support our global operations.

In July 2014, we entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. Refer to Note 18 of our consolidated financial statements for further discussion. The terms of our leases, including the new Arlington, Virginia lease, generally contain provisions for rental and operating expense escalations. Our office leases have terms that expire between 2016 and 2032, exclusive of renewal options.

We believe that our existing and planned facilities are adequate for our current needs and additional facilities are available for lease to meet any future needs. We currently sublease approximately 391,000 square feet of our corporate headquarters to unaffiliated third parties that will expire between 2018 and 2028. We also sublease approximately 51,000 square feet at four other facilities.

Item 3.	Legal Proceedings.

From time to time, we are subject to litigation related to normal business operations. We vigorously defend ourselves in litigation and are not currently a party to, and our property is not subject to, any legal proceedings likely to materially affect our operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “CEB.” At February 1, 2016, there were 38 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock and cash dividends declared and paid per common share.

	High	Low	Dividends Declared and Paid
2015

First quarter	$81.12	$66.69	$0.3750
Second quarter	$90.54	$78.78	$0.3750
Third quarter	$91.57	$67.58	$0.3750
Fourth quarter	$78.21	$58.63	$0.3750

2014

First quarter	$81.00	$65.14	$0.2625
Second quarter	$76.14	$61.75	$0.2625
Third quarter	$70.40	$59.85	$0.2625
Fourth quarter	$75.85	$57.58	$0.2625

We expect to continue paying regular quarterly cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In February 2016, the Board of Directors declared a first quarter 2016 cash dividend of $0.4125 per common share.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in 2015.

Issuer Purchases of Equity Securities

A summary of our share repurchase activity for the fourth quarter of 2015 is set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2015 to October 31, 2015	30,299	$72.58	30,299	$53,081,600
November 1, 2015 to November 30, 2015	77,743	$74.79	76,788	$47,338,200
December 1, 2015 to December 31, 2015	117,743	$65.54	117,454	$39,640,700
Total	225,785		224,541

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy federal and state tax withholding obligations.

In February 2016, our Board of Directors approved a new $150 million stock repurchase program, which is authorized through December 31, 2017. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by management, in its discretion, and will depend upon market conditions and other factors. This program is in addition to the 2015 repurchase program, which is authorized through December 31, 2016 and under which $39.6 million of availability remains at December 31, 2015.

Item 6.	Selected Financial Data.

The following table sets forth selected financial and operating data. The selected financial data presented below has been derived from our consolidated financial statements, which have been audited by our independent registered public accounting firm. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2015	2014	2013	2012 (1)	2011
	(In thousands, except per share amounts)
Revenue
CEB segment	$731,834	$701,573	$634,302	$564,062	$484,663
CEB Talent Assessment segment	196,600	207,401	185,751	58,592	—
Total revenue	928,434	908,974	820,053	622,654	484,663

Operating profit (loss)
CEB segment (2)	147,210	98,108	103,322	97,013	96,485
CEB Talent Assessment segment	(8,048)	(4,463)	(12,609)	(12,345)	—
Total operating profit	139,162	93,645	90,713	84,668	96,485

Other (expense) income, net
Interest income and other	3,781	10,030	(998)	1,834	372
Interest expense	(20,636)	(18,410)	(22,586)	(11,882)	(550)
Gain on cost method investment	—	6,585	—	—	—
Debt extinguishment costs	(4,775)	—	(6,691)	—	—
Other (expense) income, net	(21,630)	(1,795)	(30,275)	(10,048)	(178)

Income from continuing operations before provision for income taxes	117,532	91,850	60,438	74,620	96,307
Provision for income taxes	25,004	40,678	28,467	37,569	38,860
Income from continuing operations	92,528	51,172	31,971	37,051	57,447
Loss from discontinued operations, net of tax (3)	—	—	—	—	(4,792)
Net income	$92,528	$51,172	$31,971	$37,051	$52,655

Basic earnings (loss) per share	$2.77	$1.52	$0.95	$1.11	$1.55
Continuing operations	$2.77	$1.52	$0.95	$1.11	$1.69
Discontinued operations	—	—	—	—	$(0.14)

Diluted earnings (loss) per share	$2.75	$1.50	$0.94	$1.10	$1.53
Continuing operations	$2.75	$1.50	$0.94	$1.10	$1.67
Discontinued operations	—	—	—	—	$(0.14)

Weighted average shares outstanding
Basic	33,367	33,666	33,543	33,462	34,071
Diluted	33,672	34,039	33,943	33,821	34,419

Cash dividends declared and paid per common share	$1.50	$1.05	$0.90	$0.70	$0.60

Consolidated Balance Sheet Data

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cash and cash equivalents and marketable securities	$113,329	$114,934	$119,554	$72,699	$143,945
Total assets (4)	$1,338,552	$1,347,972	$1,391,317	$1,301,569	$533,692
Deferred revenue	$449,694	$452,679	$416,367	$365,747	$284,935
Debt – long term (4)	$556,418	$485,094	$498,948	$517,511	$—
Total stockholders’ equity	$43,677	$86,137	$139,742	$115,502	$79,564

Non-GAAP Financial Measures (5)

	December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Adjusted revenue	$931,923	$914,980	$829,697	$639,788	$484,663
Adjusted EBITDA	$243,044	$229,087	$209,405	$175,448	$121,087
Adjusted EBITDA margin	26.1%	25.0%	25.2%	27.4%	25.0%
Adjusted net income	$126,939	$113,142	$103,911	$87,104	$63,694
Non-GAAP diluted earnings per share	$3.77	$3.32	$3.06	$2.58	$1.85

Other Operating Statistics (Unaudited)

	December 31,
	2015	2014	2013	2012	2011
CEB segment Contract Value (in thousands) (6)	$708,336	$683,451	$610,830	$561,823	$499,424
CEB segment member institutions	7,340	7,056	6,418	5,957	5,630
CEB segment Contract Value per member institution (7)	$96,026	$96,702	$95,078	$94,200	$88,594
CEB segment Wallet retention rate (8)	92%	99%	97%	102%	100%
CEB Talent Assessment segment Contract Value (in thousands) (9)	$109,807
CEB Talent Assessment segment Wallet retention rate (10)	98%	103%	101%	97%

(1)	The Company acquired 100% of the equity interests of SHL Group Holdings 1 on August 2, 2012.
(2)	Includes a $39.7 million and $22.6 million impairment loss for PDRI in 2014 and 2013, respectively.
(3)	Loss from discontinued operations includes the operating results for Toolbox.com, which was sold in December 2011.
(4)

In 2015, the Company early adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Accordingly, prior year amounts were retrospectively adjusted to conform to the current year presentation.

(5)	See “Non-GAAP Financial Measures” below. Prior year amounts were restated to conform to the current year presentation.
(6)

We define “CEB segment Contract Value” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.

(7)

We define “CEB segment member institutions” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution”.

(8)

We define “CEB segment Wallet retention rate” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

(9)

We define “CEB Talent Assessment segment Contract Value” at the end of the quarter, as the aggregate annualized revenue in effect on such date, without regard to the remaining duration of any such agreement, attributed to all subscription agreements for online product access plus the aggregate annual revenue attributed to all advanced purchases of online testing units.

(10)

We define “CEB Talent Assessment segment Wallet retention rate” at the end of the quarter on a constant currency basis, as the last current 12 months of total segment Adjusted revenue from prior year customers as a percentage of the prior 12 months of total segment Adjusted revenue.

Non-GAAP Financial Measures

This Annual Report includes a discussion of Adjusted revenue, Adjusted EBITDA, Adjusted effective tax rate, Adjusted EBITDA margin, Adjusted net income, Non-GAAP diluted earnings per share, and constant currency financial information, all of which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is included in the accompanying tables.

We believe that these non-GAAP financial measures are relevant and useful supplemental information for evaluating our results of operations as compared from period to period and as compared to our competitors. We use these non-GAAP financial measures for internal budgeting and other managerial purposes, including comparison against our competitors, when publicly providing our business outlook, and as a measurement for potential acquisitions. These non-GAAP financial measures are not defined in the same manner by all companies and therefore, may not be comparable to other similar titled measures used by other companies.

Our non-GAAP financial measures reflect adjustments based on the following items as well as the related income tax effects:

•

Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incurred transaction and certain other expenses in connection with our acquisitions, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period.

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

•

Debt extinguishment costs, equity method investment loss, restructuring costs, impairment loss, and gain on cost method investment: We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

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

•

Adjusted effective tax rate: Beginning in the third quarter of 2015, we adjusted for the impact of certain discrete items included in the effective tax rate such as government provided tax incentives that were claimed in the current year, the change in our election to claim foreign tax credits that were previously taken as deductions, changes in tax planning strategies, and changes in valuation allowances in certain jurisdictions. We exclude these items because management believes it will facilitate the comparison of the annual effective rate over time. The Adjusted effective tax rate is calculated by dividing the adjusted provision for income taxes, that excludes discrete items and the tax effects of the other non-GAAP adjustments (using statutory rates), by the adjusted income before the provision for income taxes.

In 2016, we expect to incur costs associated with our business transformation initiative that will consolidate and standardize our sales force automation and financial systems and we will exclude these costs from our non-GAAP results of operations.

We are a global company that reports financial information in USD. Foreign currency exchange rate fluctuations affect the amounts reported from translating its foreign revenues and expenses into USD. These rate fluctuations can have a significant effect on our reported operating results. As a supplement to our reported operating results, we present constant currency financial information, which is a non-GAAP financial measure. We use constant currency financial information to provide a framework to assess how our business performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses. To calculate financial information on a constant currency basis, financial information in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per share amounts):

Adjusted Revenue

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenue	$928,434	$908,974	$820,053	$622,654	$484,663
Impact of the deferred revenue fair value adjustment	3,489	6,006	9,914	17,134	—
Adjusted revenue	$931,923	$914,980	$829,967	$639,788	$484,663

Constant Currency Adjusted Revenue

Year Ended December 31, 2015
Adjusted revenue	$931,923
Currency exchange rate fluctuations	32,286
Constant currency Adjusted revenue	$964,209

Adjusted EBITDA

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income	$92,528	$51,172	$31,971	$37,051	$52,655
Loss from discontinued operations, net of provision for income taxes	—	—	—	—	4,792
Income from continuing operations	92,528	51,172	31,971	37,051	57,447
Provision for income taxes	25,004	40,678	28,467	37,569	38,860
Interest expense (income), net	20,179	18,046	22,337	10,834	(596)
Gain on cost method investment	—	(6,585)	—	—	—
Debt extinguishment costs	4,775	—	6,691	—	—
Net non-operating foreign currency (gain) loss	(5,649)	(8,642)	3,314	1,259	330
Equity method investment loss	1,437	—	—	—	—
Depreciation and amortization	74,027	68,286	60,087	37,858	16,928
Impact of the deferred revenue fair value adjustment	3,489	6,006	9,914	17,134	—
Acquisition related costs	3,027	2,964	11,477	24,529	—
Restructuring costs	6,361	1,830	—	—	—
Impairment loss	—	39,700	22,600	—	—
Share-based compensation	17,866	15,632	12,547	9,214	8,118
Adjusted EBITDA	$243,044	$229,087	$209,405	$175,448	$121,087
Adjusted EBITDA Margin	26.1%	25.0%	25.2%	27.4%	25.0%

Constant Currency Adjusted EBITDA

Year Ended December 31, 2015
Adjusted EBITDA	$243,044
Currency exchange rate fluctuations	8,097
Constant currency Adjusted EBITDA	$251,141

Adjusted Net Income

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income	$92,528	$51,172	$31,971	$37,051	$52,655
Loss from discontinued operations, net of provision for income taxes	—	—	—	—	4,792
Income from continuing operations	92,528	51,172	31,971	37,051	57,447

Net non-operating foreign currency (gain) loss (1)	(4,357)	(7,394)	2,646	951	155
Debt extinguishment costs (1)	2,841	—	4,001	—	—
Equity method investment loss (1)	1,086	—	—	—	—
Amortization of acquisition related intangibles (1)	31,387	27,320	24,353	12,614	2,031
Impact of the deferred revenue fair value adjustment (1)	2,564	3,964	7,193	12,474	—
Acquisition related costs (1)	1,854	1,856	7,500	18,427	—
Restructuring costs (1)	4,295	1,167	—	—	—
Impairment loss (2)	—	31,386	22,600	—	—
Gain on cost method investment (1)	—	(3,944)	—	—	—
Share-based compensation (1)	11,103	9,719	7,765	5,587	4,839
Discrete tax items (3)	(16,362)	(2,104)	(4,118)	—	(778)
Adjusted net income	$126,939	$113,142	$103,911	$87,104	$63,694

Non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2015	2014	2013	2012	2011
Diluted earnings per share	$2.75	$1.50	$0.94	$1.10	$1.53
Loss from discontinued operations, net of provision for income taxes	—	—	—	—	0.14
Diluted earnings per share from continuing operations	2.75	1.50	0.94	1.10	1.67
Net non-operating foreign currency (gain) loss (1)	(0.13)	(0.22)	0.08	0.03	—
Debt extinguishment costs (1)	0.08	—	0.12	—	—
Equity method investment loss (1)	0.03	—	—	—	—
Amortization of acquisition related intangibles (1)	0.93	0.80	0.72	0.38	0.06
Impact of the deferred revenue fair value adjustment (1)	0.08	0.12	0.21	0.37	—
Acquisition related costs (1)	0.06	0.05	0.22	0.54	—
Restructuring costs (1)	0.13	0.04	—	—	—
Impairment loss (2)	—	0.92	0.66	—	—
Gain on cost method investment (1)	—	(0.12)	—	—	—
Share-based compensation (1)	0.33	0.29	0.23	0.16	0.14
Discrete tax items (3)	(0.49)	(0.06)	(0.12)	—	(0.02)
Non-GAAP diluted earnings per share	$3.77	$3.32	$3.06	$2.58	$1.85

Adjusted Effective Tax Rate

	Year Ended December 31,
	2015	2014	2013	2012	2011
Effective tax rate	21.3%	44.3%	47.1%	50.3%	40.4%
Effect on tax rate of discrete items	8.5%	1.2%	2.5%	—	0.7%
Effect on tax rate of non-GAAP adjustments using statutory rates	4.1%	(7.7)%	(13.8)%	(10.3)%	(0.1)%
Adjusted effective tax rate	33.9%	37.8%	35.8%	40.0%	41.0%

(1)

Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 23% in 2015, 15% in 2014, 20% in 2013, 24% in 2012, and 53% in 2011 for the net non-operating foreign currency gain; 41% in 2015 and 40% in 2013 for the debt extinguishment costs; 24% in 2015 for the equity method investment loss; 27% in 2015, 30% in 2014 and 2013, 31% in 2012, and 40% in 2011 for the amortization of acquisition related intangibles; 27% in 2015, 34% in 2014, and 27% in 2013 and 2012 for the impact of the deferred revenue fair value adjustment; 39% in 2015, 37% in 2014, 34% in 2013, and 25% in 2012 for acquisition related costs; 32% in 2015 and 36% in 2014 for restructuring costs; 40% in 2014 for the gain on cost method investment; and 38% in 2015, 2014, and 2013, 39% in 2012, and 40% in 2011 for share-based compensation.

(2)

The $39.7 million impairment loss associated with PDRI’s intangible assets and goodwill recognized in the second quarter of 2014 and the $22.6 million goodwill impairment loss associated with PDRI’s goodwill recognized in the third quarter of 2013 were not deductible for income tax purposes.

(3)

In 2015, discrete tax benefits were $16.4 million, which included $6.2 million of government provided tax incentives claimed in the current year affecting prior year tax returns, $2.2 million related to a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, $4.3 million of changes in tax planning strategies, a $1.5 million decrease in reserves for uncertain tax positions, and $2.2 million from a decrease in the future UK statutory tax rate. In 2014, discrete tax benefits of $2.1 million related primarily to a $1.5 million release of a valuation allowance against net operating losses and a $0.6 million decrease in reserves for uncertain tax positions. In 2013, discrete tax benefits of $4.1 million related primarily to $4.5 million from a decrease in the future UK statutory tax rate and $0.3 million release of a valuation allowance against net operating losses, offset by a $0.7 million increase in reserves for uncertain tax positions. In 2011, discrete tax benefits related to a $0.7 million decrease in reserves for uncertain tax positions.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, fair value measures, and related disclosures of assets and liabilities. Accounting estimates and assumptions discussed in this section do not reflect a comprehensive list of all of our accounting policies, but are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. As a result, they are subject to an inherent degree of uncertainty. Many of these estimates include determining fair value. All of these estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their effects based on information available as of the date of preparation of such financial statements. If conditions change from those expected, it is reasonably possible that the judgments and estimates that were made in connection with the preparation of our financial statements could change, which may result in future impairments of goodwill, intangible and long-lived assets, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. For a more detailed discussion of the application of these and other accounting policies, see Note 2 to our consolidated financial statements. Our critical accounting policies include:

Revenue Recognition

The CEB segment generates the majority of its revenue from four primary service offerings: executive memberships, professional services, executive education, and services provided to the US government and its agencies by PDRI. The CEB Talent Assessment segment generates the majority of its revenue from the sale of access to its cloud based assessment platforms. The majority of revenue is derived from executive memberships whereby the deliverables are consistently available throughout the membership period and revenue is recognized ratably over the term of the related agreement, which is typically twelve months. We also provide professional services that may contain multiple elements that require judgments and estimates in identifying and determining the fair value of each element. For these arrangements, we recognize revenue upon delivery of an individual service or ratably based upon the estimated delivery pattern of these services throughout the contract period. Historically, our judgments and estimates relating to estimated delivery patterns have been reasonably accurate and we have not experienced significant delays in the timing of the delivery of our products and services. However, actual experience in future periods may differ from our historical experience.

When service offerings include multiple deliverables that qualify as separate units of accounting, we allocate arrangement consideration at the inception of the contract period to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes vendor specific objective evidence (“VSOE”) if available; third-party evidence (“TPE”) if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP is the measure used to allocate arrangement consideration for the majority of our multiple deliverable arrangements.

Business Combinations

We record acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration. Deferred revenue at the acquisition date is recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates.

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

To the extent recovery of deferred tax assets is not more likely than not, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income tax expense in the period any such determination was made. Likewise, in the event we are able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would decrease our income tax expense in the period any such determination was made.

We do not record a US deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign subsidiaries to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that we intend to maintain in non-US subsidiaries takes into account items such as forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital investment programs, merger and acquisition plans, and planned loans to other non-US subsidiaries. We also evaluate our expected cash requirements in the United States. At December 31, 2015, undistributed earnings of our foreign subsidiaries that met the indefinite reversal criteria amounted to $91.7 million.

Goodwill

Total goodwill was $458.4 million at December 31, 2015. We test goodwill for impairment annually on October 1st for our reporting units: CEB Membership, CEB Professional Services, PDRI, and CEB Talent Assessment. The fair value of the CEB Membership and Professional Services reporting units significantly exceeds their carrying values and therefore we perform a qualitative assessment.

The carrying value of the CEB Talent Assessment reporting unit was $575.2 million at October 1, 2015, including $338.1 million of goodwill and $201.6 million of amortizable intangible assets. The estimated fair value of this reporting unit exceeded its carrying value by approximately 4%. This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurements change.

The estimated fair value of the CEB Talent Assessment reporting unit is calculated using both of the following generally accepted valuation techniques: the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The estimated fair values were weighted using a 50% weighting for each.

The assumptions, which have the most significant effect on our valuations derived using a discounted cash flows methodology are (1) revenue growth rates, (2) the discount rate, (3) residual growth rates, and (4) foreign currency rates. These assumptions are primarily based on the current economic environment and fluctuations in economic environments may materially impact the valuation. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our CEB Talent Assessment reporting unit.

If all assumptions were held constant, a one percentage point increase in the discount rate would result in a $23 million decrease in the estimated fair value of the CEB Talent Assessment reporting unit. A 5% decrease in the selected market multiples would result in a $13 million decrease in the estimated fair value of the CEB Talent Assessment reporting unit.

We continue to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit. The reporting unit’s expenses are denominated primarily in GBP, while contracts with customers and revenue are in local currencies. An increase in the value of GBP versus other global currencies may adversely impact operating results. Other factors that we are monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions.

In the third quarter of 2013, we identified indicators of impairment for the PDRI reporting unit, including lower than anticipated results of operations and constrained forecasts of future operating results and rising interest rates. Accordingly, we completed an interim Step 1 impairment analysis, which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, we completed Step 2 of the interim impairment analysis, which resulted in a $22.6 million goodwill impairment loss. This loss did not impact our liquidity position or cash flows.

In the second quarter of 2014, through reviews of sales and operating results and consideration of additional insights into the impact of the current government contracting environment, we identified indicators of impairment for the PDRI reporting unit. Accordingly, we completed an interim Step 1 impairment analysis, which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, we completed Step 2 of the interim impairment analysis, which resulted in an $18.9 million goodwill impairment loss. This loss did not impact our liquidity position or cash flows.

In 2015, the results of the PDRI reporting unit exceeded its forecast due to increased government contract sales. As a result, we concluded that it was more likely than not that the fair value of the reporting unit exceeds its carrying value. At December 31, 2015, the PDRI reporting unit had $12.4 million of goodwill.

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

In 2015, to unify the CEB brand across the globe, we rebranded the SHL Talent Measurement segment as the CEB Talent Assessment segment. We will transition to the CEB master brand for marketing, product, websites, and other content materials across 2016. As a result, we accelerated amortization expense associated with a change in the estimated useful life of the SHL trade name and recognized an additional $8.0 million of amortization expense in the fourth quarter of 2015. The remaining balance of $35.2 million at December 31, 2015 will be amortized through December 31, 2016.

As part of the interim impairment test for the PDRI reporting unit in the second quarter of 2014, we completed a recoverability test related to the intangible assets of PDRI. On an undiscounted basis, the cash flows projected for PDRI’s current customer list did not exceed the carrying value. We then performed a fair value calculation of the customer list asset based on estimates of future revenues and cash flows from those customers. The estimated fair value of the asset did not exceed the carrying value. As a result, we recorded an impairment loss of $20.8 million in the second quarter of 2014. This non-cash loss did not impact our liquidity position or cash flows. At December 31, 2015, we had not identified any other instances where the carrying values of our long-lived assets were not recoverable.

Consolidated Results of Operations

The following table presents our results of operations (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
Revenue	$928,434		$908,974		$820,053
Costs and expenses:
Cost of services	327,257	35.2%	323,633	35.6%	294,576	35.9%
Member relations and marketing	266,758	28.7%	267,831	29.5%	238,070	29.0%
General and administrative	111,842	12.0%	111,085	12.2%	102,530	12.5%
Acquisition related costs	3,027	0.3%	2,964	0.3%	11,477	1.4%
Restructuring costs	6,361	0.7%	1,830	0.2%	—
Impairment loss	—		39,700	4.4%	22,600	2.8%
Depreciation and amortization	74,027	8.0%	68,286	7.5%	60,087	7.3%
Total costs and expenses	789,272	85.0%	815,329	89.7%	729,340	88.9%
Operating profit	139,162	15.0%	93,645	10.3%	90,713	11.1%
Other (expense) income, net
Debt extinguishment costs	(4,775)		—		(6,691)
Interest income and other	3,781		10,030		(998)
Gain on cost method investment	—		6,585		—
Interest expense	(20,636)		(18,410)		(22,586)
Other (expense) income, net	(21,630)		(1,795)		(30,275)
Income before provision for income taxes	117,532		91,850		60,438
Provision for income taxes	25,004		40,678		28,467
Net income	$92,528		$51,172		$31,971

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

•

Member relations and marketing, which represents the costs of acquiring new customers and account management; consisting of salaries; sales incentives; share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

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

•

Acquisition related costs are primarily transaction and severance costs associated with the acquisitions in 2015, transaction costs associated with the acquisitions in 2014, and integration costs related to the acquisition of SHL in 2013.

•

Restructuring costs consist primarily of severance and related termination benefits associated with our workforce reduction plans for approximately 80 employees in 2015 (“2015 Plan”) and approximately 50 employees in 2014 (“2014 Plan”). The total restructuring charges for the 2015 Plan are estimated to be approximately $6 million, of which $5.1 million was recognized in 2015. The total restructuring charges for the 2014 Plan was $3.1 million, of which $1.8 million was expensed in the fourth quarter of 2014 and the remaining costs of $1.2 million were recognized and substantially all of the cash was paid in 2015.

•

Depreciation and amortization, consisting of amortization of intangible assets and depreciation of property and equipment, including leasehold improvements; furniture, fixtures, and equipment; computer software; and website development costs.

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest expense	$(20,636)	$(18,410)	$(22,586)
Debt extinguishment costs	(4,775)	—	(6,691)
Gain on cost method investment	—	6,585	—
Decrease (increase) in fair value of deferred compensation plan assets	(587)	680	2,123
Net non-operating foreign currency gain (loss)	5,649	8,642	(3,314)
Equity method investment loss	(1,437)	—	—
Interest income	457	364	250
Other	(301)	344	(57)
Other (expense) income, net	$(21,630)	$(1,795)	$(30,275)

The increase of $2.2 million in interest expense in 2015 compared to 2014 and the incurrence of $4.8 million in debt extinguishments costs are primarily related to the 2015 debt refinancing, which included the issuance of Notes to repay a portion of the Term A-1 Loans. The Notes have a higher interest rate than the Term A-1 Loans, which was partially offset by lower interest costs associated with the amended credit facility.

The decrease of $4.2 million in interest expense in 2014 was primarily driven by the full year benefit of the August 2013 refinancing of our credit facility. Debt extinguishment costs of $6.7 million were a result of the August 2013 refinancing of our credit facility. The $6.6 million gain on cost method investment in 2014 was the result of an adjustment to the carrying amount of a cost-method investment to fair value when we exchanged our investment in preferred stock of PayScale, Inc. for common stock of PayScale Holdings, Inc.

The net non-operating foreign currency gain (loss) is primarily due to the remeasurement of US cash balances held by subsidiaries with a functional currency other than the US dollar, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the US dollar. In October 2015, we implemented a revised corporate structure to geographically align our intellectual property with our US and global commercial operations, which resulted in a significant change for certain non-US subsidiaries that previously had a US functional currency because they were dependent on the parent company’s economic environments. As a result, the functional currency of our wholly owned subsidiaries is now the applicable local currency.

Provision for Income Taxes

We recorded a provision for income taxes of $25.0 million, $40.7 million, and $28.5 million in 2015, 2014, and 2013, respectively. In 2015, 2014, and 2013 our effective income tax rate was 21.3%, 44.3%, and 47.1%, respectively. Our effective tax rate in 2015 was lower than the federal statutory rate, primarily due to a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, government provided tax incentives, benefit derived from financing transactions in the UK, legislative change in the UK tax rate, and changes in tax planning strategies, partially offset by state income taxes and Subpart F income. Our effective tax rate in 2014 was higher than the federal statutory rate, primarily due to state income taxes and the PDRI nondeductible goodwill impairment loss, partially offset by the benefits of nontaxable foreign translation gains and the effect of financing. Our effective tax rate in 2013 was higher than the federal statutory rate, primarily due to state income taxes and the PDRI nondeductible goodwill impairment loss, partially offset by the benefit derived from effect of financing and legislative change in the UK tax rate. With minor exceptions, income taxes are not provided for our foreign subsidiaries’ undistributed earnings, as such earnings are deemed to be permanently reinvested locally.

In October 2015, we implemented a revised corporate structure to geographically align our intellectual property with our US and global commercial operations. As a result, we expect this will result in our effective tax rate being lower than the federal statutory rate and other operational efficiencies in the future.

We made income tax payments of $51.6 million, $41.6 million, and $43.4 million in 2015, 2014, and 2013. We had net prepaid income taxes of $7.2 million at December 31, 2015 included in Prepaid expenses and other current assets. We expect that the amount of cash taxes to be paid in 2016 will be lower than 2015.

The Adjusted effective tax rate in 2015, 2014, and 2013 was 33.9%, 37.8%, and 35.8%. The Adjusted effective tax rate excludes the impact of certain discrete items as previously described. We believe this is a meaningful measure to facilitate the comparison of the annual effective rate over time. In 2016, we expect the Adjusted effective tax rate to be between 32% and 34%. However, the tax provision is subject to a number of uncertainties including the global allocation of income across tax jurisdictions, tax law changes, and other discrete items.

Segment Results

CEB Segment Operating Data

	Year Ended December 31,
	2015	2014	2013
CEB segment Contract Value (in thousands) (1)	$708,336	$683,451	$610,830
Constant currency CEB segment Contract Value (in thousands) (2)	$717,151
CEB segment member institutions (3)	7,340	7,056	6,418
CEB segment Contract Value per member institution (3)	$96,026	$96,702	$95,078
Constant currency CEB segment Contract Value per member institution (2)	$95,439
CEB segment Wallet retention rate (4)	92%	99%	97%
Constant currency CEB segment Wallet retention rate (2)	93%

(1)

We define “CEB segment Contract Value” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI.

(2)

Calculated on a constant currency basis whereby financial information in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).

(3)

We define “CEB segment member institutions” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”

(4)

We define “CEB segment Wallet retention rate” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI.

In 2015, Contract Value increased $24.9 million, or 3.6%, primarily as a result of acquired companies and sales of professional services, partially offset by a decrease in sales to large corporate members.

In 2014, Contract Value increased $72.6 million, or 11.9%, primarily as a result of increased sales to new and existing large corporate members, price increases, and middle market corporate subscriptions and the 2014 acquisitions of two companies.

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment (in thousands).

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
Revenue	$731,834		$701,573		$634,302
Costs and expenses:
Cost of services	252,689	34.5%	244,958	34.9%	224,547	35.4%
Member relations and marketing	211,893	29.0%	202,587	28.9%	177,853	28.0%
General and administrative	80,152	11.0%	78,395	11.2%	69,933	11.0%
Acquisition related costs	3,027	0.4%	2,964	0.4%	7,691	1.2%
Impairment loss	—		39,700	5.7%	22,600	3.6%
Restructuring costs	2,486	0.3%	1,154	0.2%	—
Depreciation and amortization	34,377	4.7%	33,707	4.8%	28,356	4.5%
Total costs and expenses	584,624	79.9%	603,465	86.0%	530,980	83.7%
Operating profit	$147,210	20.1%	$98,108	14.0%	$103,322	16.3%

A reconciliation of CEB segment revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$731,834	$701,573	$634,302
Impact of the deferred revenue fair value adjustment	1,138	3,537	—
Adjusted revenue	$732,972	$705,110	$634,302

A reconciliation of CEB segment Adjusted revenue to constant currency Adjusted revenue (in thousands):

Year Ended December 31, 2015
Adjusted revenue	$732,972
Currency exchange rate fluctuations	12,967
Constant currency Adjusted revenue	$745,939

A reconciliation of CEB segment operating profit to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating profit	$147,210	$98,108	$103,322
Other (expense) income, net	(235)	6,239	431
Net non-operating foreign currency (gain) loss	(1,621)	(4,892)	1,757
Equity method investment loss	869	—	—
Depreciation and amortization	34,377	33,707	28,356
Impact of the deferred revenue fair value adjustment	1,138	3,537	—
Acquisition related costs	3,027	2,964	7,691
Restructuring costs	2,486	1,154	—
Impairment loss	—	39,700	22,600
Share-based compensation	15,834	14,055	11,137
Adjusted EBITDA	$203,085	$194,572	$175,294
Adjusted EBITDA margin	27.7%	27.6%	27.6%

A reconciliation of CEB segment Adjusted EBITDA to constant currency Adjusted EBITDA (in thousands):

Year Ended December 31, 2015
Adjusted EBITDA	$203,085
Currency exchange rate fluctuations	1,693
Constant currency Adjusted EBITDA	$204,778

Constant currency adjusted EBITDA increased $10.2 million, or 5.2%, to $204.8 million in 2015 from $194.6 million in 2014.

CEB Segment Revenue

In 2015, revenue increased $30.3 million, or 4.3%, to $731.8 million from $701.6 million in 2014. Adjusted revenue increased $27.9 million, or 4.0%, to $732.9 million in 2015 from $705.1 million in 2014. The increase in 2015 was primarily due to an increase in 2014 sales bookings and, to a lesser extent, the impact of acquired companies. The increase was partially offset by unfavorable foreign currency effects.

In 2014, revenue increased $67.3 million, or 10.6%, to $701.6 million from $634.3 million in 2013. Adjusted revenue increased $70.8 million, or 11.2%, to $705.1 million in 2014 from $634.3 million in 2013. The increase in 2014 was primarily due to an increase in sales bookings and, to a lesser extent, the impact of acquired companies.

Revenue was impacted by fluctuations in foreign currencies against the US dollar (“USD”), primarily the British pound (“GBP”), Euro, and Australian dollar. Constant currency Adjusted revenue increased $40.8 million, or 5.8%, to $745.9 million in 2015 from $705.1 million in 2014.

CEB Segment Costs and Expenses

In 2015, costs and expenses were $584.6 million, a decrease of $18.8 million from $603.5 million in 2014. In 2014, costs and expenses increased $72.5 million from $531.0 million in 2013. Impairment losses of $39.7 million and $22.6 million relating to the PDRI reporting unit were included in costs and expenses in 2014 and 2013, respectively. Additionally, changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to the British pound and Australian dollar all contributed to year-over-year variances in costs and expenses. We discuss the major components of costs and expenses on an aggregate basis below:
•

Compensation and related costs includes salaries, payroll taxes, and benefits. Total costs increased $11.5 million in 2015 to $289.5 million from $278.0 million in 2014 and increased $30.2 million in 2014 from $247.8 million in 2013. The increases in 2015 and 2014 were primarily due to increases in headcount, including the impact of the acquisitions and salary increases.

•

Variable compensation includes annual bonuses and sales incentives. Total costs decreased $2.5 million in 2015 to $76.1 million from $78.6 million in 2014 and increased $8.2 million from $70.4 million in 2013. The decrease in 2015 was primarily due to a decrease in sales incentives and, to a lesser extent, a decrease in the total expected payout of annual bonuses. The increase in 2014 was primarily due to an increase in sales incentives and, to a lesser extent, an increase in the estimated payout of annual bonuses.

•

Share-based compensation costs increased $1.8 million in 2015 to $15.8 million from $14.0 million in 2014 and increased $3.0 million in 2014 from $11.0 million in 2013. The increases in 2015 and 2014 were primarily due to an increase in the total fair value of awards granted from 2012 through 2015.

•

Third-party consulting costs include development costs for member-facing technology, the use of third parties to deliver services to member companies, and external resources supporting the administrative departments. Total costs increased $2.8 million in 2015 to $33.3 million from $30.5 million in 2014 and increased $3.2 million in 2014 from $27.3 million in 2013. The increases in 2015 and 2014 were primarily due to the use of third-party consultants for member-facing technology development and the implementation of operating systems enhancements and in 2014, external advisors supporting the CEB branding initiative.

•

Travel and related expense increased $1.7 million in 2015 to $29.7 million from $28.0 million in 2014 and increased $0.2 million in 2014 from $27.8 million in 2013. The increase in 2015 was primarily due to an increase in member visits. The increase in 2014 was due to increased member visits and costs incurred in the delivery of advisory and research services.

•

Allocated facilities costs include rent, operating expenses, and real estate tax obligations. Total costs decreased $1.3 million in 2015 to $27.7 million from $29.0 million in 2014 and increased $0.5 million in 2014 from $28.5 million in 2013. The decrease in 2015 was primarily due to additional sublease income from one of the subtenants of the CEB headquarters. The increase in 2014 was primarily driven by increases in operating expenses.

•

CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to the USD. The value of the GBP versus the USD was $0.12, or 7% lower, on average, in 2015 compared to 2014 and $0.08, or 5% higher, on average, in 2014 compared to 2013. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency exchange rates in addition to other operational factors. We enter into cash flow hedges for the CEB segment UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	2015 vs 2014 $ Change	2015 vs 2014 % Change	2014 vs 2013 $ Change	2014 vs 2013 % Change
Compensation and related	$136,622	18.7%	$134,036	19.1%	$121,677	19.2%	$2,586	1.9%	$12,359	10.2%
Variable compensation	22,142	3.0%	24,182	3.4%	22,684	3.6%	(2,040)	(8.4)%	1,498	6.6%
Share-based compensation	5,623	0.8%	5,344	0.8%	4,141	0.7%	279	5.2%	1,203	29.1%
Third-party consulting	24,752	3.4%	22,565	3.2%	19,963	3.1%	2,187	9.7%	2,602	13.0%
Travel and related	13,538	1.8%	13,191	1.9%	12,677	2.0%	347	2.6%	514	4.1%
Allocated facilities	12,022	1.6%	12,100	1.7%	12,316	1.9%	(78)	(0.6)%	(216)	(1.8)%

Cost of services increased 3.2%, or $7.7 million, to $252.7 million in 2015 from $245.0 million in 2014. The increase in compensation and related costs was primarily due to increased salaries and benefits. The increase in the third-party consulting costs was primarily due to increased costs associated with the production and delivery of services and to a lesser extent, enhancements in member-facing technology. In addition to the above, costs associated with the delivery of member meetings and teleconferences increased $1.7 million and software licenses increased $1.0 million in 2015. The increases were partially offset by a decrease in variable compensation, which was primarily due to a decrease in the estimated payout of annual bonuses.

Cost of services increased 9.1%, or $20.4 million, to $245.0 million in 2014 from $224.5 million in 2013. The increase in compensation and related costs was primarily due to increases in headcount and salaries. The increase in variable compensation was primarily due to an increase in the estimated payout of annual bonuses as a result of headcount increases. The increase in share-based compensation was primarily due to an increase in the total fair value of awards granted from 2012 through 2014. The increase in third party consulting primarily related to costs associated with the production and delivery of services and to a lesser extent, enhancements in member-facing technology.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	2015 vs 2014 $ Change	2015 vs 2014 % Change	2014 vs 2013 $ Change	2014 vs 2013 % Change
Compensation and related	$111,320	15.2%	$103,957	14.8%	$89,364	14.1%	$7,363	7.1%	$14,593	16.3%
Variable compensation	44,759	6.1%	45,801	6.5%	39,854	6.3%	(1,042)	(2.3)%	5,947	14.9%
Share-based compensation	3,700	0.5%	2,870	0.4%	2,349	0.4%	830	28.9%	521	22.2%
Third-party consulting	3,968	0.5%	3,083	0.4%	2,538	0.4%	885	28.7%	545	21.5%
Travel and related	13,302	1.8%	12,087	1.7%	12,598	2.0%	1,215	10.1%	(511)	(4.1)%
Allocated facilities	12,559	1.7%	13,189	1.9%	12,831	2.0%	(630)	(4.8)%	358	2.8%

Member relations and marketing increased 4.6%, or $9.3 million, to $211.9 million in 2015 from $202.6 million in 2014. The increase is primarily related to compensation and related costs from increased headcount and salaries. The decrease in variable compensation was due to lower sales incentives as a result of decreased sales bookings.

Member relations and marketing increased 13.9%, or $24.7 million, to $202.6 million in 2014 from $177.9 million in 2013. The increase in compensation and related costs was primarily due to an increase in headcount, including the impact of acquisitions, and salary increases. The increase in variable compensation was primarily due to an increase in sales incentives expense resulting from higher sales bookings and an increase in the sales incentive rate based on achievement of certain sales goals.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	2015 vs 2014 $ Change	2015 vs 2014 % Change	2014 vs 2013 $ Change	2014 vs 2013 % Change
Compensation and related	$41,542	5.7%	$40,031	5.7%	$36,743	5.8%	$1,511	3.8%	$3,288	8.9%
Variable compensation	9,236	1.3%	8,660	1.2%	7,855	1.2%	576	6.7%	805	10.2%
Share-based compensation	6,499	0.9%	5,814	0.8%	4,557	0.7%	685	11.8%	1,257	27.6%
Third-party consulting	4,578	0.6%	4,864	0.7%	4,826	0.8%	(286)	(5.9)%	38	0.8%
Allocated facilities	3,090	0.4%	3,664	0.5%	3,389	0.5%	(574)	(15.7)%	275	8.1%

General and administrative increased 2.3%, or $1.8 million, to $80.2 million in 2015 from $78.4 million in 2014. The increases in compensation and related costs and variable compensation were primarily due to increased headcount and salaries.

General and administrative increased 12.1%, or $8.5 million, to $78.4 million in 2014 from $69.9 million in 2013. The increases in compensation and related costs and variable compensation were primarily due to increases in headcount and salaries.

Acquisition Related Costs

Acquisition related costs were $3.0 million in 2015, $3.0 million in 2014, and $7.7 million in 2013 and were primarily related to the acquisition of four businesses in 2015, two businesses in 2014, and additional costs primarily related to SHL, including branding, consolidation of office locations and associated exit costs, and consolidation of technology infrastructure in 2013.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	2015 vs 2014 $ Change	2015 vs 2014 % Change	2014 vs 2013 $ Change	2014 vs 2013 % Change
Depreciation	$23,976	3.3%	$21,360	3.0%	$18,680	2.9%	$2,616	12.2%	$2,680	14.3%
Amortization	10,401	1.4%	12,347	1.8%	9,676	1.5%	(1,946)	(15.8)%	2,671	27.6%

Depreciation and amortization increased 2.0%, or $0.7 million, to $34.4 million in 2015 from $33.7 million in 2014. The increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The decrease in amortization is primarily a result of the reduction of intangible amortization due to the 2014 impairment of PDRI intangible assets and the completion of useful lives of other intangible assets from prior acquisitions, partially offset by additional amortization from the four acquisitions in 2015.

Depreciation and amortization increased 18.9%, or $5.4 million, to $33.7 million in 2014 from $28.4 million in 2013. The increase in depreciation is a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The increase in amortization is a result of the two acquisitions in 2014, partially offset by the reduction in PDRI amortization resulting from the second quarter of 2014 customer list impairment and the completion of useful lives of other intangible assets from prior acquisitions.

PDRI Impairment Loss

In the second quarter of 2014, we recognized a non-deductible impairment loss of $39.7 million associated with the PDRI reporting unit. Of this amount, $20.8 million related to the customer list intangible asset and $18.9 million related to the goodwill. The loss was primarily due to lower revenue and cash flow projections in the near and mid-terms that were a result of lower estimated profits from US government contracts.

In the third quarter of 2013, we recognized a non-deductible goodwill impairment loss of $22.6 million associated with the PDRI reporting unit. The loss was primarily based on insights gained from business activities that align with the US government’s September 30th fiscal year-end and PDRI’s results of operations in the third quarter of 2013.

CEB Talent Assessment Segment Operating Data

	Year Ended December 31,
	2015	2014	2013
CEB Talent Assessment segment Contract Value (in thousands) (1)	$109,807
CEB Talent Assessment segment Wallet retention rate (2)	98%	103%	101%

(1)

We define “CEB Talent Assessment segment Contract Value” at the end of the quarter, as the aggregate annualized revenue in effect on such date, without regard to the remaining duration of any such agreement, attributed to all subscription agreements for online product access plus the aggregate annual revenue attributed to all advanced purchases of online testing units.

(2)

We define “CEB Talent Assessment segment Wallet retention rate” at the end of the quarter, on a constant currency basis, as the last current 12 months of total segment Adjusted revenue from prior year customers as a percentage of the prior 12 months of total segment Adjusted revenue.

CEB Talent Assessment Segment Results of Operations

The financial results presented below include the results of operations for the CEB Talent Assessment segment (in thousands).

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
Revenue	$196,600		$207,401		$185,751
Costs and expenses:
Cost of services	74,568	37.9%	78,675	37.9%	70,029	37.7%
Member relations and marketing	54,865	27.9%	65,244	31.5%	60,217	32.4%
General and administrative	31,690	16.1%	32,690	15.8%	32,597	17.5%
Acquisition related costs	—		—		3,786	2.0%
Restructuring costs	3,875	2.0%	676	0.3%	—
Depreciation and amortization	39,650	20.2%	34,579	16.7%	31,731	17.1%
Total costs and expenses	204,648	104.1%	211,864	102.2%	198,360	106.8%
Operating loss	$(8,048)	(4.1%)	$(4,463)	(2.2%)	$(12,609)	(6.8%)

A reconciliation of CEB Talent Assessment segment revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$196,600	$207,401	$185,751
Impact of the deferred revenue fair value adjustment	2,351	2,469	9,914
Adjusted revenue	$198,951	$209,870	$195,665

A reconciliation of CEB Talent Assessment segment Adjusted revenue to constant currency Adjusted revenue (in thousands):

Year Ended December 31, 2015
Adjusted revenue	$198,951
Currency exchange rate fluctuations	19,319
Constant currency Adjusted revenue	$218,270

A reconciliation of CEB Talent Assessment segment operating loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating loss	$(8,048)	$(4,463)	$(12,609)
Other income, net	3,559	3,427	(1,678)
Net non-operating foreign currency (gain) loss	(4,028)	(3,750)	1,557
Equity method investment loss	568	—	—
Depreciation and amortization	39,650	34,579	31,731
Impact of the deferred revenue fair value adjustment	2,351	2,469	9,914
Acquisition related costs	—	—	3,786
Restructuring costs	3,875	676	—
Share-based compensation	2,032	1,577	1,410
Adjusted EBITDA	$39,959	$34,515	$34,111
Adjusted EBITDA margin	20.1%	16.4%	17.4%

A reconciliation of CEB Talent Assessment segment Adjusted EBITDA to constant currency Adjusted EBITDA (in thousands):

Year Ended December 31, 2015
Adjusted EBITDA	$39,959
Currency exchange rate fluctuations	6,404
Constant currency Adjusted EBITDA	$46,363

CEB Talent Assessment Segment Revenue

Revenue decreased $10.8 million, or 5.2%, to $196.6 million in 2015 from $207.4 million in 2014 and increased $21.7 million, or 11.7%, from $185.8 million in 2013. The decrease in 2015 was primarily due to unfavorable fluctuations in foreign currencies and the timing of delivery of services. The increase in 2014 was primarily due to an increase in sales bookings and deliveries of services, partially offset by unfavorable fluctuations in foreign currencies.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34.0 million. The impact of the deferred revenue fair value adjustment decreased revenue by $2.4 million, $2.5 million, and $9.9 million in 2015, 2014, and 2013, respectively, from what would have been recorded without the required purchase accounting adjustments.

Adjusted revenue decreased $10.9 million, or 5.2%, to $199.0 million in 2015 from $209.9 million in 2014 and increased $14.2 million, or 7.3%, from $195.7 million in 2013. The deferred revenue fair value adjustment on a year-over-year basis decreased from $2.5 million in 2014 to $2.4 million in 2015. Constant currency Adjusted revenue increased $8.4 million, or 4.0%, to $218.3 million in 2015 from $209.9 million in 2014.

The CEB Talent Assessment segment includes international operations that subject us to risks related to currency exchange fluctuations. The functional currency of the CEB Talent Assessment segment subsidiaries is the local currencies. The subsidiaries contract and invoice in local currencies. In addition to the timing of service deliveries and increases and decreases in sales volume, revenue is further impacted by fluctuations in foreign currency rates, specifically, the exchange rates of GBP, AUD, and Euro against USD.

CEB Talent Assessment Segment Costs and Expenses

Costs and expenses were $204.6 million in 2015, a decrease of $7.3 million from $211.9 million in 2014. Costs and expenses increased $13.5 million from $198.4 million in 2013. The primary components of expenses for the CEB Talent Assessment segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP against USD, Euro, and other currencies. CEB Talent Assessment segment costs and expenses are denominated primarily in GBP; therefore, with revenues being denominated in local currencies as discussed above, profits are impacted by the fluctuations in currencies against GBP. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs include salaries, payroll taxes, and benefits. Total costs decreased $7.4 million in 2015 to $94.5 million from $101.9 million in 2014 and increased $8.2 million in 2014 from $93.7 million in 2013. The decrease in 2015 was primarily due to benefits from foreign currency fluctuations, partially offset by an increase in headcount. The increase in 2014 was primarily due to increases in headcount and salaries.

•

Variable compensation includes sales incentives and annual bonuses. Total costs decreased $5.4 million in 2015 to $15.3 million from $20.7 million in 2014 and increased $4.3 million in 2014 from $16.4 million in 2013. The decrease in 2015 was primarily due to a change in sales incentive plans from 2014 to 2015, lower than expected incentive payouts, and benefits from foreign currency fluctuations. The increase in 2014 was primarily due to an increase in annual bonus accrual rates and higher sales incentives resulting from an increase in sales bookings.

•

Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs decreased $0.7 million in 2015 to $10.0 million from $10.7 million in 2014 and increased $1.0 million in 2014 from $9.7 million in 2013. The decrease in 2015 was primarily due to a decrease in outsourced support for service deliveries.

•

Travel and related expenses primarily relates to sales staff travel and travel incurred to deliver services to customers. Total costs decreased $0.8 million in 2015 to $5.4 million from $6.2 million in 2014 and decreased $0.3 million in 2014 from $6.5 million in 2013. The decreases are primarily driven by a reduction in travel related to the delivery of assessment services and sales visits.

•

Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. Total costs increased $0.4 million in 2015 to $8.6 million from $8.2 million in 2014 and increased $0.5 million in 2014 from $7.7 million in 2013.

•

The CEB Talent Assessment segment operating expenses are impacted by currency fluctuations. Approximately 48% of expenses are based in GBP. The value of GBP versus USD, on average, decreased by $0.12, or 7% lower in 2015 compared to 2014 and was $0.08, or 5% higher in 2014 compared to 2013. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	2015 vs 2014 $ Change	2015 vs 2014 % Change	2014 vs 2013 $ Change	2014 vs 2013 % Change
Compensation and related	$44,072	22.4%	$47,082	22.7%	$41,945	22.6%	$(3,010)	(6.4)%	$5,136	12.2%
Variable compensation	5,320	2.7%	5,788	2.8%	4,428	2.4%	(468)	(8.1)%	1,360	30.7%
Third-party consulting	9,494	4.8%	10,348	5.0%	8,884	4.8%	(854)	(8.3)%	1,464	16.5%
Travel and related	2,279	1.2%	2,503	1.2%	2,564	1.4%	(224)	(8.9)%	(61)	(2.4)%
Allocated facilities	4,402	2.2%	4,208	2.0%	4,028	2.2%	194	4.6%	181	4.5%

Cost of services decreased 5.2%, or $4.1 million, to $74.6 million in 2015 from $78.7 million in 2014. The decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations. The decrease in third-party consulting costs was primarily due to a decrease in outsourced delivery of services resulting from lower sales.

Cost of services increased 12.3%, or $8.6 million, to $78.7 million in 2014 from $70.0 million in 2013. The increase in compensation and related costs was primarily due to increases in headcount and salaries. The increase in variable compensation was primarily due to headcount increases and an increase in the estimated payout of annual bonuses. The increase in third-party consulting costs relates primarily to the delivery of services and enhancements to assessment platforms.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	2015 vs 2014 $ Change	2015 vs 2014 % Change	2014 vs 2013 $ Change	2014 vs 2013 % Change
Compensation and related	$32,743	16.7%	$36,857	17.8%	$34,186	18.4%	$(4,114)	(11.2)%	$2,671	7.8%
Variable compensation	8,883	4.5%	13,306	6.4%	10,289	5.5%	(4,423)	(33.2)%	3,017	29.3%
Travel and related	2,563	1.3%	2,820	1.4%	2,722	1.5%	(257)	(9.1)%	98	3.6%
Allocated facilities	2,703	1.4%	2,622	1.3%	2,419	1.3%	81	3.1%	203	8.4%

Member relations and marketing decreased 15.8%, or $10.3 million, to $54.9 million in 2015 from $65.2 million in 2014. The decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations. The decrease in variable compensation was primarily due to a change in sales incentive plan payout structures and lower sales bookings.

Member relations and marketing increased 8.3%, or $5.0 million, to $65.2 million in 2014 from $60.2 million in 2013. The increase in compensation and related costs was primarily due to increases in headcount and salaries. The increase in variable compensation, consisting of sales incentives and annual bonuses, was primarily due to headcount increases and increases in sales bookings.

General and administrative

The following table outlines the primary components of General and administrative (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	2015 vs 2014 $ Change	2015 vs 2014 % Change	2014 vs 2013 $ Change	2014 vs 2013 % Change
Compensation and related	$17,720	9.0%	$17,980	8.7%	$17,522	9.4%	$(260)	(1.4)%	$458	2.6%
Variable compensation	1,062	0.5%	1,596	0.8%	1,697	0.9%	(534)	(33.4)%	(101)	(6.0)%
Travel and related	578	0.3%	909	0.4%	1,219	0.7%	(331)	(36.5)%	(309)	(25.4)%
Allocated facilities	1,509	0.8%	1,351	0.7%	1,291	0.7%	158	11.7%	60	4.6%

General and administrative decreased 3.1%, or $1.0 million, to $31.7 million in 2015 from $32.7 million in 2014, and increased 0.3%, or $0.1 million, from $32.6 million in 2013. The decrease in variable compensation from 2014 to 2015 was primarily a result of decreases in the expected annual bonus payout.

Acquisition Related Costs

Acquisition related costs due to the integration of SHL, primarily rebranding and the integration of technology infrastructure, were $3.8 million in 2013.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Year Ended December 31,
	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue	2015 vs 2014 $ Change	2015 vs 2014 % Change	2014 vs 2013 $ Change	2014 vs 2013 % Change
Depreciation	$8,129	4.1%	$8,063	3.9%	$6,549	3.5%	$66	0.8%	$1,514	23.1%
Amortization	31,522	16.0%	26,516	12.8%	25,182	13.6%	5,006	18.9%	1,334	5.3%

Depreciation and amortization increased 14.7%, or $5.1 million, to $39.7 million in 2015 from $34.6 million in 2014. The increase in amortization expense is primarily related to the acceleration of amortization expense by $8.0 million in the fourth quarter of 2015 associated with a change in the estimated useful life of the SHL trade name, partially offset by the benefits from foreign currency fluctuations.

Depreciation and amortization increased 9.0%, or $2.8 million, to $34.6 million in 2014 from $31.7 million in 2013. The increase in depreciation primarily related to costs capitalized for revenue generating internally developed software and computer equipment. Additionally, purchases of network and computer equipment increased in 2013 to support headcount growth and integration costs. Amortization was primarily impacted by foreign currency fluctuations.

Liquidity and Capital Resources

Generally, cash flows generated from operating activities and the Credit Agreement have been our primary source of liquidity. On June 9, 2015, we entered into Amendment No. 4 (“Amendment”) to the Credit Agreement dated as of July 2, 2012, as amended and restated (“Amended Credit Agreement”). The Amendment (i) replaced existing Term A-1 Loans with new Term A-2 Loans (“Term A-2 Loans”) in an aggregate principal amount of $250 million, which was fully drawn on June 9, 2015 (“Closing Date”), (ii) rolled over the existing revolving credit commitments into a like principal amount of revolving commitments in an aggregate principal amount of $200 million, none of which was drawn on the Closing Date, and (iii) increased the existing revolving commitments by an aggregate principal amount of $50 million for a total of $250 million (“Revolving Commitments”), none of which was drawn on the Closing Date.

The principal amount of the Term A-2 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-2 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-2 Loans, with the balance payable at maturity. The termination date of all loans and commitments under the Amended Credit Agreement, including the Revolving Commitments, is June 9, 2020. The Term A-2 Loans and the Revolving Commitments will, at the option of the Company, bear interest at the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.50% or the Base Rate (as defined in the Amended Credit Agreement) plus 0.50%, as applicable, with the possibility of adjustments to the applicable interest rates based on fluctuations in specified first lien net leverage ratios.

At December 31, 2015, we had $247.5 million of Term A-2 Loans outstanding with an annual interest rate of 1.92%. At December 31, 2015, we had total borrowings of $70.0 million under the Revolving Commitments with a weighted average annual interest rate of 1.83%. Subsequent to 2015, we repaid $40.0 million of the Revolving Commitments.

The Amended Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis of 4:00:1:00, which is increased to 4:50:1:00 following a material acquisition. We were in compliance with all of the covenants at December 31, 2015.

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

The terms of the indenture, among other things, limit our and our restricted subsidiaries’ ability to (i) incur or guarantee additional indebtedness; (ii) create liens on assets securing indebtedness; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) merge, amalgamate or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment defaults, a failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

In 2015, we completed the acquisitions of four businesses for total consideration of $56.6 million, net of cash acquired. In 2014, we completed the acquisitions of two businesses for total consideration of $58.9 million, net of cash acquired.

We had cash and cash equivalents of $113.3 million and $114.9 million at December 31, 2015 and 2014, respectively. We believe that existing cash and cash equivalents, operating cash flows, and availability under the Revolving Commitments will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. At December 31, 2015, available borrowings under the Revolving Commitments were $168.7 million after a reduction of $70.0 million of outstanding borrowings and $11.3 million of outstanding letters of credit. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, if economic conditions change materially from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Commitments, and could require us to seek further financing as an added source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Cash held by our foreign subsidiaries was $93.2 million at December 31, 2015. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

Cash Flows

The following table outlines the primary components of our cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash flows provided by operating activities	$148,254	$182,144	$148,709
Net cash flows used in investing activities	$(84,785)	$(102,670)	$(38,239)
Net cash flows used in financing activities	$(58,492)	$(77,662)	$(64,814)

Our primary uses of cash have been to fund acquisitions, debt service requirements, capital expenditures, share repurchases, and dividend payments.

Cash Flows from Operating Activities

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable, accrued expenses, accrued incentive compensation, and deferred revenue. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. CEB membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. CEB Talent Assessment services are generally invoiced as services are delivered. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities.

Net cash flows provided by operating activities decreased $33.9 million in 2015 from 2014 and increased $33.4 million in 2014 from 2013. The decrease in cash flows from operations in 2015 was primarily due to decreased sales bookings year-over-year, which resulted in lower cash collections. We also paid approximately $10 million more in cash payments for income taxes in 2015 compared to 2014. The increase in cash flows provided by operating activities in 2014 was primarily due to an increase in sales bookings resulting in higher cash collections. This increase was partially offset by the timing of expense payments.

Total income tax payments were $51.6 million, $41.6 million, and $43.4 million in 2015, 2014, and 2013, respectively. We expect to continue making income tax payments in future periods.

We made interest payments of $17.2 million, $15.6 million, and $20.3 million in 2015, 2014, and 2013, respectively.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities decreased $17.9 million in 2015 from 2014 and increased $64.4 million in 2014 from 2013.

In 2015, 2014, and 2013 we made strategic investments in other companies of $5.3 million, $8.6 million, and $11.2 million, respectively. In 2015, we utilized $56.6 million for four acquisitions, net of cash acquired of $6.1 million. In 2014, we utilized $58.9 million for acquisitions of businesses, primarily related to Metrics That Matter, which included a payment of $50.9 million, net of cash acquired of $1.8 million.

In 2015 and 2014, we used $22.8 million and $35.2 million, respectively, for capital expenditures, primarily related to the implementation of new content management systems and a major upgrade to the CEB Talent Assessment segment’s assessment platform. In 2013, we used $27.0 million for capital expenditures primarily related to the build out of additional office space for our corporate headquarters and computer equipment to support infrastructure and headcount growth reflecting greater overall needs for investment in infrastructure and product development due to the acquisition of SHL.

We estimate that capital expenditures to support our infrastructure will range from approximately $33 million to $35 million in 2016.

Cash Flows from Financing Activities

Net cash flows used in financing activities decreased $19.2 million in 2015 from 2014. In 2015, we issued Notes resulting in proceeds of $250.0 million, we borrowed $75.0 million under the Revolving Commitments, and we repaid amounts outstanding on our credit facilities of $264.8 million primarily in connection with the debt refinancing. Further in 2015, we used $59.3 million to repurchase shares of our common stock pursuant to a stock repurchase program that was approved by the Board of Directors in February 2015, an increase from $30.2 million in 2014. We also increased our dividend rate to $0.375 per share in 2015 from $0.2625 per share in 2014 resulting in additional payments of $14.6 million.

Net cash flows used in financing activities increased $12.8 million in 2014 from 2013. The increase was primarily the result of $26.4 million of additional share repurchases, a $5.0 million decrease in borrowings and $5.1 million of additional dividend payments offset by a $25.4 million decrease in credit facility principal payments and debt issuance costs.

In February 2016, our Board of Directors declared a quarterly dividend of $0.4125 per share for the first quarter of 2016.

Commitments and Contingencies

We continue to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had liabilities of $1.3 million and $4.5 million at December 31, 2015 and 2014, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services. In 2015, we paid $3.7 million under a voluntary sales tax disclosure agreement.

Contractual Obligations

In July 2014, we entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. We currently expect to pay approximately $22 million per year beginning in 2018, subject to rental escalations and for increases above the base year pro rata share of operating expenses and real estate taxes. In connection with the new lease, the lessor agreed to assume our previous obligations for one of our Arlington, Virginia locations. In the event the lessor fails to make required payments, as provided in the assignment agreement, we have the right to reduce our rental payments for the new Arlington, Virginia lease in the amount of the required payments associated with the assumed lease obligation. Based on the information available at December 31, 2015, the lease assignment is included in the sublease receipts amounts in the table below beginning in 2018 and thereafter. We will remain the primary obligor in case of default by the new lease lessor under this assumption. The new lease lessor may negotiate a sublease or settlement of the obligation it has assumed. If and when such sublease or settlement is negotiated, we would be required to recognize a loss on the sublease or settlement equal to the difference between the fair value of the sublease rentals (or in the event of settlement, the settlement payment) and our obligation under the lease. The new lease agreement provides us with various incentives, currently estimated to total approximately $56 million. We will recognize the lease incentives on a straight-line basis over the term of the new lease as a reduction of rent expense.

The following tables summarize our known contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at December 31, 2015
	Total	YE 2016	YE 2017	YE 2018	YE 2019	YE 2020	Thereafter
Senior Secured Credit Facility (1)	$341,350	$10,625	$13,017	$15,357	$15,182	$287,169	$—
Notes (2)	354,846	14,063	14,063	14,063	14,063	14,063	284,531
Operating lease obligations	918,744	53,905	52,320	72,207	66,311	66,886	607,115
Deferred compensation liability	20,170	956	490	998	952	493	16,281
Purchase commitments	29,446	14,113	9,705	3,765	1,317	546	—
Total	$1,664,556	$93,662	$89,595	$106,390	$97,825	$369,157	$907,927

	Sublease Receipts by Period at December 31, 2015
	Total	YE 2016	YE 2017	YE 2018	YE 2019	YE 2020	Thereafter
Sublease receipts (3)	$(286,141)	$(22,269)	$(22,358)	$(28,415)	$(24,267)	$(24,769)	$(164,063)

(1)

Includes interest expense calculated using variable interest rates at December 31, 2015 of 1.92% for the Term A-2 Loans and 1.83% for the Revolving Commitments. We may be required to make prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, and dispositions. The amounts presented in the tables above do not reflect any prepayments that we may be required to make.

(2)

The Notes bear interest at a rate of 5.625% and pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes will mature on June 15, 2023.

(3)	Includes sublease receipts associated with the lease assignment agreement of approximately $6 million per year commencing in 2018.

Operating lease obligations include scheduled rent escalations. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $21.1 million because the timing of future cash outflows is uncertain.

Effect of Inflation

Although inflation has remained low in recent years, we continue to seek ways to mitigate its effect. To the extent permitted, we pass increased costs on to our members by increasing sales prices over time to offset increased labor costs. We do not believe that inflation had a material effect on our results of operations in 2015, 2014, or 2013.

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate and foreign currency risks that could impact our financial position and operating results.

Interest Rate Risk

Borrowings under the Senior Secured Credit Facility bear interest at the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.50% or the Base Rate (as defined in the Amended Credit Agreement) plus 0.50%, as applicable, with the possibility of adjustments to the applicable interest rates based on fluctuations in specified net leverage ratios. The annual interest rate on the Term A-2 Loans at December 31, 2015 was 1.92%. The weighted average interest rate on the Revolving Commitments was 1.83% at December 31, 2015. A hypothetical increase or decrease of 10% in the Eurodollar Rate (which was 0.42% at December 31, 2015) would impact annual interest expense by $0.1 million.

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

Foreign Currency Risk

Our international operations subject us to risks related to currency exchange fluctuations. The functional currency of our wholly owned subsidiaries is generally the applicable local currency. For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates for the appropriate operating period. Capital accounts and other balances designated as long-term in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ equity as a component of Accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions denominated in a currency other than local currency are included in Other (expense) income, net in the Consolidated Statements of Operations. Our SHL UK subsidiary currently maintains a significant portion of its cash balances in US dollars. As a result, the cash held in US dollars is re-measured into the subsidiary’s UK functional currency as an adjustment to income and then translated to our US dollar reporting currency through an adjustment to stockholders’ equity for consolidated reporting purposes.

Prior to October 1, 2015, the functional currency of our CEB UK and CEB India subsidiaries was the US dollar. For these foreign subsidiaries, monetary balance sheet and related income statement accounts, representing amounts receivable or payable in a fixed number of foreign currency units regardless of changes in exchange rates, were re-measured at the current exchange rate, with exchange gains and losses recorded as Other (expense) income. Non-monetary balance sheet items and related income statement accounts, which did not result in a fixed future cash inflow or outflow of foreign currency units, were re-measured at their historical exchange rates. On October 1, 2015, we revised our corporate structure to geographically align our intellectual property with our US and global commercial operations, which resulted in a significant change to the economic facts and circumstances for subsidiaries that were previously dependent on the parent company for financing.

Prices for our CEB segment product and services are primarily denominated in US dollars; however, we offer foreign currency billings to certain members outside the United States. Many of the costs associated with the CEB segment’s operations located outside the United States are denominated in local currencies. Prices for the CEB Talent Assessment segment are denominated in the currency of the country of sale and are principally denominated in British pound (“GBP”), Euro, US dollar, and Australian dollar. A substantial portion of the costs associated with the CEB Talent Assessment segment’s operations are based in the United Kingdom and are denominated in GBP.

We use forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks. A forward contract locks in a current foreign currency exchange rate at which the foreign currency transaction will occur at the future date. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months.

Our largest currency exposures are the GBP, Euro, and AUD. On an operating basis in 2015, we estimate that for every 1% increase in US dollars per GBP, annual Adjusted EBITDA would have decreased by approximately $0.4 million. Conversely, for every 1% increase in US dollars per Euro or US dollars per AUD, annual Adjusted EBITDA would have increased by approximately $0.3 million, respectively. In 2015 and 2014, we recorded net non-operating foreign currency gains of $5.6 million and $8.6 million, respectively; in 2013 we recorded net non-operating foreign currency losses of $3.3 million, which are included in Other (expense) income, net in the Consolidated Statements of Operations.

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

Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the evaluation under this framework, management concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2015.

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

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
February 26, 2016

/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
February 26, 2016

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

CEB Inc.

We have audited CEB Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CEB Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEB Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEB Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2015 of CEB Inc., and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 26, 2016

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders of

CEB Inc.

We have audited the accompanying consolidated balance sheets of CEB Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEB Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEB Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 26, 2016

CEB Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$113,329	$114,934
Accounts receivable, net	285,048	283,069
Deferred incentive compensation	23,484	25,779
Prepaid expenses and other current assets	27,651	19,099
Total current assets	449,512	442,881

Deferred income taxes, net	16,491	16,249
Property and equipment, net	102,337	112,524
Goodwill	458,409	441,207
Intangible assets, net	230,680	260,383
Other non-current assets	81,123	74,728
Total assets	$1,338,552	$1,347,972
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$88,407	$89,696
Accrued incentive compensation	59,947	65,731
Deferred revenue	449,694	452,679
Debt – current portion	4,948	15,544
Total current liabilities	602,996	623,650

Deferred income taxes, net	27,869	30,259
Other liabilities	107,592	122,832
Debt – long term	556,418	485,094
Total liabilities	1,294,875	1,261,835

Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 45,424,868 and 45,040,209 shares issued and 32,906,951 and 33,445,394 shares outstanding at December 31, 2015 and 2014, respectively	454	450
Additional paid-in-capital	484,209	460,913
Retained earnings	406,112	363,542
Accumulated elements of other comprehensive income	(44,956)	(5,589)
Treasury stock, at cost, 12,517,917 and 11,594,815 shares at December 31, 2015 and 2014, respectively	(802,142)	(733,179)
Total stockholders’ equity	43,677	86,137
Total liabilities and stockholders’ equity	$1,338,552	$1,347,972

See accompanying notes to consolidated financial statements.

CEB Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$928,434	$908,974	$820,053
Costs and expenses:
Cost of services	327,257	323,633	294,576
Member relations and marketing	266,758	267,831	238,070
General and administrative	111,842	111,085	102,530
Acquisition related costs	3,027	2,964	11,477
Restructuring costs	6,361	1,830	—
Impairment loss	—	39,700	22,600
Depreciation and amortization	74,027	68,286	60,087
Total costs and expenses	789,272	815,329	729,340
Operating profit	139,162	93,645	90,713
Other (expense) income, net
Debt extinguishment costs	(4,775)	—	(6,691)
Interest income and other	3,781	10,030	(998)
Gain on cost method investment	—	6,585	—
Interest expense	(20,636)	(18,410)	(22,586)
Other (expense) income, net	(21,630)	(1,795)	(30,275)
Income before provision for income taxes	117,532	91,850	60,438
Provision for income taxes	25,004	40,678	28,467
Net income	$92,528	$51,172	$31,971

Basic earnings per share	$2.77	$1.52	$0.95
Diluted earnings per share	$2.75	$1.50	$0.94
Weighted average shares outstanding:
Basic	33,367	33,666	33,543
Diluted	33,672	34,039	33,943

See accompanying notes to consolidated financial statements.

CEB Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$92,528	$51,172	$31,971
Other comprehensive income (loss):
Foreign currency translation adjustment	(38,549)	(47,538)	14,761
Foreign currency hedge, net of tax benefit (expense) of $0.1 million, $0.3 million and $(0.2) million in 2015, 2014, and 2013, respectively	(202)	(380)	333
Interest rate swaps, net of tax benefit (expense) of $0.4 million, $0.6 million, and $(0.4) million in 2015, 2014, and 2013, respectively	(616)	(958)	528
Comprehensive income	$53,161	$2,296	$47,593

See accompanying notes to consolidated financial statements.

CEB Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$92,528	$51,172	$31,971
Adjustments to reconcile net income to net cash flows provided by operating activities:
Debt extinguishment costs	4,775	—	6,691
Impairment loss	—	39,700	22,600
Gain on cost method investment	—	(6,585)	—
Equity method investment loss	1,437	—	—
Depreciation and amortization	74,027	68,286	60,087
Amortization of credit facility issuance costs	2,058	2,614	2,775
Deferred income taxes	(6,747)	(21,394)	(12,266)
Share-based compensation	17,866	15,632	12,547
Excess tax benefits from share-based compensation arrangements	(3,958)	(3,665)	(4,331)
Net foreign currency remeasurement (gain) loss	(2,050)	(3,910)	1,474
Changes in operating assets and liabilities:
Accounts receivable, net	(4,934)	(12,482)	(29,690)
Deferred incentive compensation	1,917	(1,582)	(4,343)
Prepaid expenses and other current assets	(4,901)	9,060	(8,173)
Other non-current assets	(4,954)	(4,784)	(5,017)
Accounts payable and accrued liabilities	398	4,864	11,235
Accrued incentive compensation	(4,880)	5,053	7,252
Deferred revenue	814	33,466	48,488
Other liabilities	(15,142)	6,699	7,409
Net cash flows provided by operating activities	148,254	182,144	148,709

Cash flows from investing activities:
Purchases of property and equipment	(22,840)	(35,201)	(27,026)
Cost method and other investments	(5,298)	(8,567)	(11,213)
Acquisition of businesses, net of cash acquired	(56,647)	(58,902)	—
Net cash flows used in investing activities	(84,785)	(102,670)	(38,239)

Cash flows from financing activities:
Proceeds from issuance of senior notes	250,000	—	—
Borrowings from Senior Secured Credit Facility	75,000	—	5,000
Debt payments	(264,750)	(10,752)	(32,002)
Debt issuance costs	(6,385)	—	(4,156)
Proceeds from the exercise of common stock options	—	—	1,098
Proceeds from issuance of common stock under the employee stock purchase plan	1,556	1,244	910
Excess tax benefits from share-based compensation arrangements	3,958	3,665	4,331
Purchase of treasury shares	(59,326)	(29,168)	(2,751)
Withholding of shares to satisfy minimum employee tax withholding for equity awards	(8,587)	(7,332)	(7,055)
Payment of dividends	(49,958)	(35,319)	(30,189)
Net cash flows used in financing activities	(58,492)	(77,662)	(64,814)
Effect of exchange rates on cash	(6,582)	(6,432)	1,199
Net (decrease) increase in cash and cash equivalents	(1,605)	(4,620)	46,855
Cash and cash equivalents, beginning of year	114,934	119,554	72,699
Cash and cash equivalents, end of year	$113,329	$114,934	$119,554

See accompanying notes to consolidated financial statements.

CEB Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in-	Retained	Accumulated Elements of Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2012	33,337,337	$442	$427,491	$345,907	$27,665	$(686,003)	$115,502
Issuance of common stock upon the exercise of stock options and release of restricted stock units	436,146	5	1,093	—	—	—	1,098
Issuance of common stock under the employee stock purchase plan	19,616	—	910	—	—	—	910
Share-based compensation	—	—	12,547	—	—	—	12,547
Tax effect of share-based compensation	—	—	2,087	—	—	—	2,087
Purchase of treasury shares	(169,097)	—	—	—	—	(9,806)	(9,806)
Foreign currency hedge, net of tax	—	—	—	—	333	—	333
Interest rate swap, net of tax	—	—	—	—	528	—	528
Cumulative translation adjustment	—	—	—	—	14,761	—	14,761
Payment of dividends	—	—	—	(30,189)	—	—	(30,189)
Net income	—	—		31,971	—	—	31,971
Balance at December 31, 2013	33,624,002	447	444,128	347,689	43,287	(695,809)	139,742
Issuance of common stock upon the exercise of stock options and release of restricted stock units	342,157	3	—	—	—	—	3
Issuance of common stock under the employee stock purchase plan	21,605	—	1,244	—	—	—	1,244
Share-based compensation	—	—	15,632	—	—	—	15,632
Tax effect of share-based compensation	—	—	(91)	—	—	—	(91)
Purchase of treasury shares	(542,370)	—	—	—	—	(37,370)	(37,370)
Foreign currency hedge, net of tax	—	—	—	—	(380)	—	(380)
Interest rate swap, net of tax	—	—	—	—	(958)	—	(958)
Cumulative translation adjustment	—	—	—	—	(47,538)	—	(47,538)
Payment of dividends	—	—	—	(35,319)	—	—	(35,319)
Net income	—	—	—	51,172	—	—	51,172
Balance at December 31, 2014	33,445,394	450	460,913	363,542	(5,589)	(733,179)	86,137
Issuance of common stock upon the exercise of stock options and release of restricted stock units	358,274	4	—	—	—	—	4
Issuance of common stock under the employee stock purchase plan	26,385	—	1,556	—	—	—	1,556
Share-based compensation	—	—	17,866	—	—	—	17,866
Tax effect of share-based compensation	—	—	3,874	—	—	—	3,874
Purchase of treasury shares	(923,102)	—	—	—	—	(68,963)	(68,963)
Foreign currency hedge, net of tax	—	—	—	—	(202)	—	(202)
Interest rate swap, net of tax	—	—	—	—	(616)	—	(616)
Cumulative translation adjustment	—	—	—	—	(38,549)	—	(38,549)
Payment of dividends	—	—	—	(49,958)	—	—	(49,958)
Net income	—	—	—	92,528	—	—	92,528
Balance at December 31, 2015	32,906,951	$454	$484,209	$406,112	$(44,956)	$(802,142)	$43,677

See accompanying notes to consolidated financial statements.

CEB Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Operations

CEB Inc. (“CEB” or the “Company”) is a best practice insight and technology company. In partnership with leading organizations around the globe, CEB develops innovative solutions to drive corporate performance. CEB’s mission is to unlock the potential of organizations and leaders by advancing the science and practice of management. To unify the CEB brand across the globe, the SHL Talent Measurement segment is now referred to as the CEB Talent Assessment segment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency

The functional currency of the Company’s wholly owned subsidiaries is generally the applicable local currency. For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates for the appropriate operating period. Capital accounts and other balances designated as long-term in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ equity as a component of Accumulated other comprehensive income. Adjustments that arise from foreign currency exchange rate changes on transactions and balances denominated in a currency other than the local currency are included in Other (expense) income, net in the Consolidated Statements of Operations. The Company’s SHL UK subsidiary currently maintains a significant portion of its cash balances in US dollars. As a result, the cash held in US dollars is re-measured into the subsidiary’s UK functional currency through an adjustment to income and then translated to the Company’s US dollar reporting currency through an adjustment to stockholders’ equity for consolidated reporting purposes.

The Company recognized $5.6 million and $8.6 million of net non-operating foreign currency gains and $3.3 million of net non-operating foreign currency losses in 2015, 2014, and 2013, respectively, which are included in Other (expense) income, net in the Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company’s cash and cash equivalents balance is primarily comprised of cash held in demand deposit accounts at various financial institutions.

Allowance for Uncollectible Revenue

The Company records an allowance for uncollectible revenue, as a reduction in revenue, based on management’s analysis and estimates as to the collectability of accounts receivable, which generally is the result of customers’ ability to pay. Revenue under membership agreements is generally recognized ratably over the membership period, typically 12 months. Accordingly, the estimated allowance for uncollectible revenue is recorded against the amount of revenue that has been recognized. Accounts receivable that has not been recognized as revenue is recorded in deferred revenue. As part of its analysis, the Company examines its collections history, the age of the receivables in question, any specific member collection issues that it has identified, general market conditions, member concentrations, and current economic and industry trends. Accounts receivable balances are not collateralized.

Deferred Incentive Compensation

Direct incentive compensation paid to the Company’s employees related to the negotiation of new and renewal customer arrangements is deferred and amortized over the term of the arrangements as revenue is recognized.

Property and Equipment, Net

Property and equipment, net consists of furniture, fixtures and equipment, leasehold improvements, capitalized computer software, and website development costs. Property and equipment are stated at cost, less accumulated depreciation. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation and amortization is recorded as a separate line item in the Consolidated Statements of Operations and is not allocated to Cost of services, Member relations and marketing, or General and administrative expenses.

Computer software and website development costs that are incurred in the preliminary project and planning stages are expensed as incurred. During development, direct consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software and website development costs are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

Business Combinations

The Company records acquisitions using the acquisition method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration, when applicable, are recorded at fair value at the acquisition date. The application of the acquisition method of accounting requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration. Deferred revenue at the acquisition date is recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates.

Goodwill

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired.

The Company tests goodwill for impairment annually on October 1st at the reporting unit level. If the reporting unit has historically had a significant excess of fair value over book value and based on current operations is expected to continue to do so, the Company’s annual impairment test is performed qualitatively. For all other reporting units, the first step of the goodwill impairment process (“Step 1”) is completed, which involves determining whether the estimated fair value of the reporting unit exceeds the respective book value. In performing Step 1, management compares the carrying amount of the reporting unit to its estimated fair value. If the fair value exceeds the book value, goodwill of that reporting unit is not impaired. The estimated fair value of each reporting unit is calculated using one or both of the following generally accepted valuation techniques: the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The appropriate methodology is determined by management based on available information at the time of the test. When both approaches are used, the estimated fair values are weighted. In general, the market approach is not weighted more than 50%.

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

If, based on events or changing circumstances, the Company determines it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, the Company would be required to test goodwill for impairment.

If the Step 1 result concludes that the fair value does not exceed the book value of the reporting unit, goodwill may be impaired and additional analysis is required (“Step 2”). Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities including any unrecognized intangible assets. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates. CEB’s businesses operate in a number of markets and geographical regions, and the products and services, because of their specialized nature, may not bear close correlation to those of the market-comparable company set. The assumptions utilized in the evaluation of the impairment of goodwill under the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of the reporting units. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, EBITDA, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and related discount rate, and expected long-term growth rates (residual growth rate). The assumptions which have the most significant effect on the valuations derived using a discounted cash flows methodology are (1) revenue growth rates, (2) the discount rate, (3) residual growth rates, and (4) foreign currency rates. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of the reporting units. Revenue and EBITDA multiples for market comparable companies for the current and future periods are used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management.

The cash flows utilized in the income approach are based on the most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the reporting unit, considering the industry in which the Company operates and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and the WACC. The risk adjusted discount rate used represents the estimated WACC for the reporting unit. The discount rate is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to the reporting units, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to the reporting units, each weighted by the relative market value percentages of the Company’s equity and debt, and (4) an appropriate company-specific risk premium.

Intangible Assets, Net

Intangible assets consist of those assets that arise from business combinations consisting of customer relationships, intellectual property, trade names, and software. These assets are amortized on a straight-line basis over initial estimated useful lives of 1 to 20 years.

Recovery of Long-Lived Assets (Excluding Goodwill)

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events may include, but may not be limited to, unexpected customer turnover, technological obsolescence of software or intellectual property, or lower than expected operating performance of the products or services supporting these assets. The test for recoverability is made using an estimate of the undiscounted expected future cash flows and, if required, the impairment loss is measured as the amount that the carrying value of the asset exceeds its fair value if the asset is not recoverable.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments held through variable insurance products in a Rabbi Trust for the Company’s deferred compensation plan, available-for-sale securities, accounts payable, forward currency contracts, interest rate swaps, and debt. The carrying value of these financial instruments approximates their fair value. The Company’s financial instruments also include various other investments in private entities, which do not have readily determinable fair values because they are not actively traded.

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

•

TPE. When VSOE cannot be established, the Company applies judgment with respect to whether a selling price can be established based on TPE, which is determined based on competitor prices for similar offerings when sold separately. Generally, CEB services contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitors’ selling prices are for similar offerings on a stand-alone basis. As a result, the Company generally has not been able to establish selling price based on TPE.

•

BESP. When unable to establish a selling price using VSOE or TPE, BESP is used. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP is determined by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape, and pricing practices. BESP is the measure used to allocate arrangement consideration for the majority of multiple deliverables.

The CEB segment generates the majority of its revenue from four primary service offerings: executive memberships, professional services, executive education, and services provided to the US government and its agencies by PDRI. Revenue is recognized as follows:

•

Executive memberships revenue is primarily recognized on a ratable basis over the contract period, which is typically twelve months. In general, the majority of the deliverables within the Company’s memberships are consistently available throughout the contract period. Revenue recognition begins on the first day of the contract period. The fees receivable and the related deferred revenue are recorded upon the commencement of the contract period or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the contract period. These services are separated from the remainder of the membership and arrangement consideration is allocated based principally on BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

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

•

PDRI’s primary customer is the US government and its agencies. Additionally, PDRI is expanding into the commercial market and is a subcontractor to other companies supporting the US government. Agreements with customers are: fixed firm price (“FFP”), time and material (“T&M”), license or FFP level of effort. Revenue from FFP projects is recognized based on costs incurred compared to estimated costs at completion, resulting in percentage complete of the total contract value. Revenue on T&M projects is recognized based on total number of hours by labor category and negotiated contract rate plus any additional other direct costs. Revenue for licenses or subscriptions of IT products or platforms is recognized proportionately over the license period. For FFP level of effort projects, revenue is based on negotiated fixed rates of labor or deliverables, not to exceed the total contract FFP value. When customer orders represent multiple element arrangements, consideration is allocated to the units of accounting based on BESP.

The CEB Talent Assessment segment generates the majority of its revenue from the sale of access to its cloud based assessment platforms. Access to the platforms is either sold as a subscription basis or for a set number of assessments. CEB Talent Assessment segment also provides consulting services including fully outsourced assessment services. The CEB Talent Assessment segment allocates arrangement consideration to the appropriate units of accounting based on BESP when sales to customers qualify as multiple element arrangements. Revenue is recognized as follows:

•

Revenue from subscription contracts is recognized on a ratable basis over the contract period, which is typically twelve months. Revenue from agreements with a specified number of assessments is recognized upon usage, irrespective of whether the units are billed in advance or arrears.

•

Consulting arrangements generally include a measured amount of consulting effort to be performed. Revenue is recognized on a proportional performance basis based upon the level of effort completed through the end of each accounting period.

•	Training revenue is recognized upon delivery.
•	Outsourced assessment revenue from assessment projects is recognized as services are completed.

Operating Leases

The Company has non-cancelable operating lease agreements for its offices with lease periods expiring between 2016 and 2032. The Company is committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. The Company recognizes rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods and lease escalations. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. The Company recognizes sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

Share-Based Compensation

The Company has several share-based compensation plans. These plans provide for the granting of restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights (“SARs”), stock options, deferred stock units, and incentive bonuses to employees, directors, and consultants. Share-based compensation expense is measured at the grant date of the awards based on their fair value and is recognized on a straight-line basis over the vesting periods, net of an estimated forfeiture rate.

The grant date fair value of RSUs and PSAs, which are not entitled to receive dividends until vested, is measured by reducing the share price at that date by the present value of the dividends expected to be paid during the requisite vesting period. Determining the fair value of share-based awards is judgmental in nature and involves the use of estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s stock, and estimated forfeiture rates of the awards. Forfeiture rate estimates are based on assumptions the Company believes to be reasonable. Actual future results may differ from those estimates.

Advertising Expense

The costs of designing and preparing advertising material are recognized throughout the production process. Communication costs, including magazine and newspaper space, radio time, and distribution are recognized when the communication takes place. Advertising expense was $1.7 million, $1.3 million, and $0.8 million in 2015, 2014, and 2013, respectively.

Acquisition Related Costs

Acquisition related costs primarily represent transaction and severance costs incurred in connection with acquired companies.

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

Income tax benefits are recognized when, based on the technical merits of a tax position, the Company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50%) that the tax position would be sustained as filed. If a position is determined to be more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The Company classifies interest and penalties related to the unrecognized tax benefits in its income tax provision.

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

The Company’s international operations subject it to risks related to currency exchange fluctuations. Prices for the CEB segment products and services are primarily denominated in USD; however, the Company offers foreign currency billings to certain members outside the United States. A substantial portion of the costs associated with the CEB segment’s operations located outside the United States are denominated in local currencies. Prices for the CEB Talent Assessment segment are denominated in the currency of the country of sale and are principally denominated in British pound (“GBP”), Euro, USD, and Australian dollar. Most of the costs associated with the CEB Talent Assessment segment’s operations are based in the United Kingdom and are denominated in GBP.

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

The Company maintains a portfolio of cash and cash equivalents, which is designed for safety of principal and liquidity. The Company performs periodic evaluations of the relative credit ratings related to the financial institutions holding the Company’s cash and cash equivalents.

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

	Year Ended December 31,
	2015	2014	2013
Basic weighted average shares outstanding	33,367	33,666	33,543
Effect of dilutive shares outstanding	305	373	400
Diluted weighted average shares outstanding	33,672	34,039	33,943

In 2013, 0.4 million shares related to share-based compensation awards were excluded from the calculation of the effect of dilutive shares outstanding shown above because their impact would be anti-dilutive.

Note 3. Recent Accounting Pronouncements

Recently Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740). This ASU requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The Company early adopted this ASU in the fourth quarter of 2015. The December 31, 2014 balance sheet was retrospectively adjusted to reclassify current deferred taxes to non-current, which increased non-current deferred tax assets $15.3 million and decreased non-current deferred tax liabilities $4.3 million.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires an acquirer to recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The Company early adopted this ASU in the third quarter of 2015. This ASU did not have a significant impact on the Company’s financial statements and related disclosures.

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

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU requires management to evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. If the arrangement involves a software license, the Company will evaluate whether the costs meet the criteria for capitalization as internal-use software. If the arrangement does not involve a software license, the Company will account for the arrangement as a service contract and expense the costs as incurred. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company will adopt this accounting standard prospectively on January 1, 2016. The Company expects to incur significant costs in connection with its business transformation initiative beginning in 2016 involving the implementation of various new cloud computing arrangements for its key sales and business processes. The Company expects that these arrangements will be accounted for as service contracts, and therefore, the implementation costs will be expensed as incurred.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. It requires an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. This ASU is effective beginning with the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter. Early application is permitted. The Company does not expect this ASU will have an impact on the Company’s consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided a one-year deferral of the effective date to periods beginning after December 15, 2017 with early adoption permitted as early as the initial effective date. The Company is in the process of evaluating the methods of adoption and assessing its impact on the Company’s consolidated financial statements and related disclosures.

Note 4. Acquisitions

From time to time, the Company evaluates potential acquisitions that either strategically fit with or expand the Company’s existing product offerings. The Company completed a number of acquisitions that qualified as business combinations resulting in the recognition of goodwill, which is generally not deductible for tax purposes. For certain acquisitions, the Company is still evaluating the fair value of assets acquired and liabilities assumed; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon the receipt of final valuations for the underlying assets and the necessary management reviews thereof.

In 2015, the Company completed the acquisitions of four businesses for total consideration of $56.6 million, net of cash acquired. The Company recorded an aggregate of $40.1 million of goodwill and $24.2 million of amortizable intangible assets with a weighted average amortization period of 4 years related to these acquisitions. In 2014, the Company completed the acquisitions of two businesses for total consideration of $58.9 million, net of cash acquired. The Company recorded an aggregate of $43.6 million of goodwill and $25.7 million of amortizable intangible assets with a weighted average amortization period of 4 years related to these acquisitions.

The operating results of the acquisitions have been included since the date of acquisition and are not considered material, individually or in the aggregate, to the Company’s consolidated financial statements.

Other Investments

From time to time, the Company evaluates potential investments in private entities that will establish relationships with early-stage businesses whose products and services may enhance our existing offerings. The investments are generally comprised of common stock, preferred stock, or promissory notes, which are included in Other non-current assets. These investments are accounted for either using the cost or equity method of accounting, or as available-for-sale securities.

The Company made investments totaling $4.8 million in six private entities in 2015, for which the cost method was used. In 2014, the Company exchanged its investment in preferred stock of PayScale, Inc. for common shares of PayScale Holdings, Inc. as part of the acquisition of PayScale, Inc. by a third party. As such, the Company adjusted its cost method investment carrying amount to fair value at the exchange date, which resulted in a $6.6 million non-cash gain in 2014. The fair value of the common shares received was measured at the price paid for shares of the same class by new investors in PayScale Holdings, Inc. At December 31, 2015 and 2014, the Company held a total of nine and four investments in private entities, for which the cost method was used, with an aggregate carrying amount of $23.3 million and $18.5 million, respectively. As the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practical to estimate.

The Company has an equity ownership in one private entity for which the equity method is used. The aggregate carrying amount was $6.1 million and $7.5 million at December 31, 2015 and 2014, respectively.

The Company made investments totaling $0.6 million and $2.6 million in two and one private entities in 2015 and 2014, respectively, accounted for as available-for-sale securities. At December 31, 2015 and 2014, the fair value of the Company’s available-for-sale securities was $3.5 million and $2.6 million, respectively.

Note 5. Fair Value Measurements

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$113,329	$—	$—	$114,934	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	20,234	—	—	19,357	—
Available-for-sale securities	—	—	3,463	—	—	2,643
Financial liabilities
Forward currency contracts	$—	$179	$—	$—	$23	$—
Interest rate swaps	—	—	—	—	717	—

Investments held through variable insurance products in a Rabbi Trust consist of mutual funds available only to institutional investors. The fair value of these investments is based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments held by the mutual funds is based on observable inputs. The fair value of foreign currency contracts and interest rate swaps are based on bank quotations for similar instruments using models with market-based inputs.

Available-for-sale securities primarily represent the Company’s investments in promissory notes of private entities. The Company utilized various unobservable inputs, including the estimate of the fair value of the stock of the underlying company, interest rate trends, and probability of future conversions, to determine the fair value.

The fair value of the Company’s Senior Secured Credit Facility and Notes are based on Level 2 inputs using quoted market prices for similar issuances after considering observable market-based inputs such as quality, interest rates, and other characteristics. The carrying value of the Company’s Term A-2 Loans and Revolving Commitments approximates their fair value as the terms and interest rate approximate market rates. The carrying value of the Notes approximates its fair value based on a review of recent market trading activity.

Changes to the fair values classified within Level 3 were as follows in 2015 (in thousands):

Beginning of year	$2,643
Available-for-sale securities acquired	575
Total gains recognized	245
End of year	$3,463

Certain assets, such as goodwill and intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded an impairment loss related to the PDRI reporting unit in 2014 and 2013. Any such fair value measurements would be included in the Level 3 fair value hierarchy.

Note 6. Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2015	2014
Billed	$191,089	$203,575
Unbilled	96,696	81,707
	287,785	285,282
Allowance for uncollectible revenue	(2,737)	(2,213)
Total accounts receivable, net	$285,048	$283,069

Note 7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Furniture, fixtures, and equipment	$65,572	$66,684
Leasehold improvements	96,224	96,254
Computer software and website development costs	83,011	74,059
	244,807	236,997
Accumulated depreciation	(142,470)	(124,473)
Total property and equipment, net	$102,337	$112,524

Computer software and website development costs include the development of member-facing websites that the Company uses to deliver research and advisory tools to customers. The net book value of these assets was $24.6 million and $29.5 million at December 31, 2015 and 2014, respectively. Depreciation expense for website development costs and internal use software was $13.7 million, $10.2 million, and $7.4 million in 2015, 2014, and 2013, respectively. Total depreciation expense was $32.1 million, $29.4 million, and $25.2 million in 2015, 2014, and 2013, respectively.

Note 8. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	CEB Segment	CEB Talent Assessment Segment	Total	CEB Segment	CEB Talent Assessment Segment	Total
Gross goodwill, beginning of year	$134,723	$347,984	$482,707	$93,719	$371,656	$465,375
Goodwill acquired	40,130	—	40,130	43,584	—	43,584
Purchase accounting adjustments	(1,499)	—	(1,499)	(2,479)	—	(2,479)

Impact of foreign currency	(2,468)	(18,961)	(21,429)	(101)	(23,672)	(23,773)
Gross goodwill, end of year	170,886	329,023	499,909	134,723	347,984	482,707
Accumulated impairment loss, beginning of year	(41,500)	—	(41,500)	(22,600)	—	(22,600)
Impairment loss	—	—	—	(18,900)	—	(18,900)
Accumulated impairment loss, end of year	(41,500)	—	(41,500)	(41,500)	—	(41,500)
Net goodwill, end of year	$129,386	$329,023	$458,409	$93,223	$347,984	$441,207

Goodwill for certain of the Company’s foreign subsidiaries is recorded in their functional currency, which is their local currency, and therefore is subject to foreign currency translation adjustments.

CEB Talent Assessment Goodwill

The Company concluded that goodwill for the CEB Talent Assessment reporting unit was not impaired at October 1, 2015, the date of the Company’s annual impairment test. The carrying value of the reporting unit was $575.2 million at October 1, 2015, including $338.1 million of goodwill and $201.6 million of amortizable intangible assets. The estimated fair value of the CEB Talent Assessment reporting unit exceeded its carrying value by approximately 4%.

The Company continues to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit. The reporting unit’s expenses are denominated primarily in GBP while contracts with customers and revenues are in local currencies. An increase in the value of the GBP versus other global currencies may adversely impact operating results. Other factors that the Company is monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions. Through December 31, 2015, the CEB Talent Assessment reporting unit’s operating results were in line with management estimates.

PDRI Goodwill

During the quarter ended June 30, 2014, the Company recorded an impairment loss of $39.7 million. Of this amount, $20.8 million related to the customer list intangible asset and $18.9 million related to the goodwill of the PDRI reporting unit. This loss did not impact the Company’s liquidity position or cash flows.

Management identified indicators of potential impairment at June 30, 2014 through reviews of sales and operating results for the year-to-date period and consideration of additional insights into the impact of the current government contracting environment. Management had gained insights from sales proposals submitted to the US government that would impact the future operating results of the reporting unit. Management determined that the reporting unit was unlikely to meet previously forecasted projections for cash flows in 2014 and beyond. Increased competitive pressures resulting principally from reduced government spending and uncertainty around future spending had caused overall margins in the PDRI business to decrease. Management also lowered its previously forecasted sales to the private sector based on the current outlook and opportunity pipeline.

Based on these indicators of impairment, management concluded it was likely that the carrying value of the PDRI reporting unit exceeded its fair value at June 30, 2014. As required, management performed a test of recoverability for the intangible assets of the reporting unit. On an undiscounted basis, the cash flows projected for PDRI’s current customer list did not exceed the carrying value of the asset at June 30, 2014. Management then performed a fair value calculation of the customer list asset based on estimates of future revenue and cash flows from those customers. The estimated fair value of the asset was $7.9 million, which resulted in an impairment loss of $20.8 million.

Management then completed an interim Step 1 impairment analysis, which indicated that the estimated fair value of the reporting unit did not exceed the carrying value after recording the impairment for the customer list asset. Consequently, management then completed Step 2 of the impairment analysis, which resulted in an $18.9 million goodwill impairment loss. Following the impairment, the remaining balance of goodwill for the PDRI reporting unit was $12.4 million.

The impairment loss for goodwill and customer relationships did not result in a tax deduction for income tax purposes. At the time of the PDRI acquisition, a deferred tax liability in the amount of $14.2 million was established for the non-deductible amortization associated with this asset. In connection with the customer relationship impairment loss, $8.0 million of this deferred tax liability was reduced. The goodwill impairment was considered a permanent tax difference and as such, increased the Company’s effective tax rate in 2014.

In the third quarter of 2013, the Company identified indicators of impairment for the PDRI reporting unit, including lower than anticipated results of operations and constrained forecasts of future operating results and rising interest rates. Accordingly, the Company completed an interim Step 1 impairment analysis, which indicated that the estimated fair value of the reporting unit did not exceed the carrying value. Consequently, the Company completed Step 2 of the impairment analysis, which resulted in a $22.6 million goodwill impairment loss.

Note 9. Intangible Assets, Net

Intangible assets, net at December 31, 2015 consisted of the following (in thousands):

	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in Years)
Customer relationships	$210,810	$—	$79,812	$130,998	9.6
Acquired intellectual property	97,176	—	38,665	58,511	10.6
Trade names	59,638	—	24,308	35,330	0.9
Software	19,265	—	13,424	5,841	2.9
Total	$386,889	$—	$156,209	$230,680	8.4

Intangible assets, net at December 31, 2014 consisted of the following (in thousands):

	Gross Carrying Amount	Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in Years)
Customer relationships	$202,981	$20,800	$45,116	$137,065	11.0
Acquired intellectual property	97,685	—	29,200	68,485	12.0
Trade names	62,499	—	12,547	49,952	12.3
Software	15,116	—	10,235	4,881	1.5
Total	$378,281	$20,800	$97,098	$260,383	11.3

The Company’s intangible assets for foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore are subject to foreign currency translation adjustments.

In connection with the rebranding of the SHL Talent Measurement segment to the CEB Talent Assessment segment, the Company will transition to the CEB master brand for marketing, product, websites, and other content materials across 2016. As a result, the Company accelerated amortization expense associated with a change in the estimated useful life of the SHL trade name and expensed an additional $8.0 million in the fourth quarter of 2015. The reduction to net income was $6.4 million, or $0.19 per share. The remaining balance of $35.2 million at December 31, 2015 will be amortized through December 31, 2016.

In 2014, as part of the interim impairment test for PDRI, the Company completed a recoverability test related to the intangible assets of PDRI, which is included in the CEB segment. On an undiscounted basis, the cash flows projected for PDRI’s current customer list did not exceed the carrying value of the asset at the time of the interim impairment test. Management then performed a fair value calculation of the customer list asset based on estimates of future revenue and cash flows from those customers. The estimated fair value of the asset was $7.9 million, which was less than the carrying value of $28.7 million. As a result, the Company recorded a pre-tax impairment loss of $20.8 million in the second quarter of 2014. This loss did not impact the Company’s liquidity position or cash flows.

Amortization expense was $41.9 million, $38.9 million, and $34.9 million in 2015, 2014, and 2013, respectively. Future expected amortization of intangible assets at December 31, 2015, calculated using foreign currency exchange rates in effect at the balance sheet date, was as follows (in thousands):

2016	$67,118
2017	28,722
2018	27,558
2019	19,633
2020	14,447
Thereafter	73,202
Total	$230,680

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accounts payable	$12,301	$6,653
Advanced membership payments received	17,352	14,785
Other accrued liabilities	58,754	68,258
Total accounts payable and accrued liabilities	$88,407	$89,696

Note 11. Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred compensation	$17,553	$19,145
Lease incentives	37,239	39,628
Deferred rent benefit	37,833	37,104
Deferred revenue – long term	4,396	13,867
Other	10,571	13,088
Total other liabilities	$107,592	$122,832

Note 12. Debt

Debt consisted of the following:

	December 31,
	2015	2014
Senior Secured Credit Facility:
Revolving commitments	$70,000	$—
Term loans	247,500	507,250
Notes	250,000	—
Total principal outstanding	567,500	507,250
Less: unamortized debt issuance costs
Term Loans	2,593	6,612
Notes	3,541	—
Total unamortized debt issuance costs	6,134	6,612
Principal less unamortized debt issuance costs	561,366	500,638
Less: current portion	4,948	15,544
Debt – long term	$556,418	$485,094

Senior Secured Credit Facility

On June 9, 2015, the Company, together with certain of its domestic subsidiaries acting as guarantors, entered into Amendment No. 4 (“Amendment”) to the senior secured credit agreement, as amended and restated. The Amendment (i) replaced existing Term A-1 Loans with new Term A-2 Loans (“Term A-2 Loans”) in an aggregate principal amount of $250 million, which was fully drawn on June 9, 2015 (“Closing Date”), (ii) rolled over the existing revolving credit commitments into a like principal amount of revolving commitments in an aggregate principal amount of $200 million, none of which was drawn on the Closing Date, and (iii) increased the existing revolving commitments by an aggregate principal amount of $50 million for a total of $250 million (“Revolving Commitments”), none of which was drawn on the Closing Date. The Company refers to the Term A-2 Loans and Revolving Commitments collectively as the “Senior Secured Credit Facility.”

The principal amount of the Term A-2 Loans amortizes in quarterly installments equal to (i) for the first two years after the closing of the Amendment, approximately 2% of the original principal amount of the Term A-2 Loans and (ii) for the next three years thereafter, approximately 4% of the original principal amount of the Term A-2 Loans, with the balance payable at maturity. The termination date of all loans and commitments under the Amended Credit Agreement, including the Revolving Commitments, is June 9, 2020. The Term A-2 Loans and the Revolving Commitments will, at the option of the Company, bear interest at the Eurodollar Rate (as defined in the Amended Credit Agreement) plus 1.50% or the Base Rate (as defined in the Amended Credit Agreement) plus 0.50%, as applicable, with the possibility of adjustments to the applicable interest rates based on fluctuations in specified net leverage ratios. The annual interest rate for the Term A-2 Loans at December 31, 2015 was 1.92%. The weighted average annual interest rate for the Revolving Commitments at December 31, 2015 was 1.83%.

The Senior Secured Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default.  The Company is required to comply with a net leverage ratio covenant on a quarterly basis.  The Company was in compliance with all of the covenants at December 31, 2015.

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

At December 31, 2015, the Company had $8.8 million of debt issuance costs capitalized, of which $2.6 million related to the Term A-2 Loans and $3.5 million related to the Notes and were recorded as a deduction from the carrying amount of the debt. Furthermore, $2.7 million related to the Revolving Commitments and was recorded in Other non-current assets.

Amortization of debt issuance costs was $2.1 million, $2.6 million and $2.8 million in 2015, 2014, and 2013, respectively. The Company paid interest of $17.2 million, $15.6 million, and $20.3 million in 2015, 2014, and 2013 respectively. These amounts are being amortized to interest expense over the term of the Senior Secured Credit Facility and Notes using the effective interest method.

The terms of the Senior Secured Credit Facility and Notes, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness; (ii) create liens on assets securing indebtedness; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) merge, amalgamate or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. Retained earnings restricted from dividend payments was $179.3 million and $191.5 million at December 31, 2015 and 2014, respectively.

Future minimum payments for the Senior Secured Credit Facility and the Notes are as follows for the years ended December 31 (in thousands):

2016	$5,000
2017	7,500
2018	10,000
2019	10,000
2020	285,000
Thereafter	250,000
Total principal payments	$567,500

The Company repaid $40.0 million of the Revolving Commitments subsequent to December 31, 2015.

Note 13. Derivative Instruments and Hedging

The Company’s international operations are subject to risks related to currency fluctuations. The Company uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with revenue and cost reimbursement transactions. A forward currency contract obligates the Company to exchange a predetermined amount of one currency to make equivalent payments in another currency equal to the value of such exchange.

The Company has entered into forward currency contracts to sell Australian dollars (“AUD”) and Euros (“EUR”) and buy GBP, which will settle at various times through December 31, 2016. These contracts have been designated as cash flow hedges of anticipated revenue to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness. The contracts provide a natural offset to GBP costs. The notional amount of outstanding forward currency contracts at December 31, 2015 was AUD 2.9 million and EUR 2.1 million. In January 2016, the Company entered into additional forward currency contracts to sell AUD 9.9 million and EUR 7.1 million.

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

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months. The forward currency contracts and interest rate swaps are recognized in the Consolidated Balance Sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency exposures occur or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings.

The fair value of derivative instruments in the Company’s Consolidated Balance Sheets was as follows (in thousands):

	December 31,
Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments:
Liability Derivatives
Accounts payable and accrued liabilities	$179	$23
Other liabilities	—	717

The pre-tax derivative instrument gains and losses recognized in OCI were as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Forward currency contracts	$2,000	$34
Interest rate swap arrangements	(2,958)	(4,863)

The pre-tax effect of derivative instruments in the Company’s Consolidated Statements of Operations was as follows (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	December 31,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2015	2014
Revenue	$2,046	$—
Cost of services	26	300
Member relations and marketing	26	247
General and administrative	8	120
Interest expense	(1,940)	(3,266)
Other income, net	90	—
	$256	$(2,599)

Note 14. Stockholders’ Equity and Share-based Compensation

Share-Based Compensation

The Company has RSUs, SARs, and PSAs outstanding that were granted to employees and directors. Share-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years.

The Company recognized total share-based compensation costs of $17.9 million, $15.6 million, and $12.5 million in 2015, 2014, and 2013, respectively. These amounts are allocated to Cost of services, Member relations and marketing, and General and administrative expenses in the Consolidated Statements of Operations. The total income tax benefit for share-based compensation arrangements was $7.1 million, $6.2 million, and $5.0 million in 2015, 2014, and 2013, respectively. At December 31, 2015, $28.4 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted average period of 3 years.

Equity Incentive Plans

In June 2012, the Company’s stockholders approved and the Company adopted the 2012 Stock Incentive Plan (“2012 Plan”). The 2012 Plan provides for the issuance of up to 5,600,000 shares of common stock plus any shares subject to outstanding awards under the 2004 Incentive Plan that, on or after June 7, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares), up to an aggregate maximum of 11,198,113 shares. The Company had 5.5 million shares available for issuance under the 2012 Plan at December 31, 2015. Each RSU and PSA grant counts 2.5 to 1 and each SAR grant counts 1 to 1 against the shares available for issuance under the 2012 Plan.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	Year Ended December 31,
	2015		2014		2013
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	717,137	$58.51	749,955	$46.03	782,517	$33.83
Granted	311,164	74.19	340,298	69.70	320,204	56.65
Forfeited	(58,067)	65.84	(77,652)	54.57	(27,489)	45.35
Vested	(276,202)	53.06	(295,464)	40.76	(325,277)	27.18
Nonvested, end of year	694,032	67.10	717,137	58.51	749,955	46.03

Performance-Based Stock Awards

The following table summarizes the changes in PSAs:

	Year Ended December 31,
	2015		2014		2013
	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	47,988	$64.48	60,639	$48.42	32,834	$41.87
Granted	31,941	72.39	29,873	69.44	27,805	56.15
Forfeited	(5,125)	68.28	(11,909)	52.60	—	—
Performance adjustment	(10,988)	70.36	(915)	50.57	—	—
Vested	(18,584)	56.60	(29,700)	41.87	—	—
Nonvested, end of year	45,232	71.45	47,988	64.48	60,639	48.42

PSAs are granted annually to the Company’s corporate leadership team. The ultimate number of PSAs that vest is based upon the achievement of specified levels of aggregate revenue and Adjusted EBITDA over a three-year period. In February 2016, the Compensation Committee approved the number of PSAs earned from the 2013 grant based on the actual aggregate financial performance in the three-year period ended December 31, 2015. As a result, on February 19, 2016, the Company issued 18,584 PSAs that vested on December 31, 2015. In February 2015, the Compensation Committee approved the number of PSAs earned from the 2012 grant based on the actual aggregate financial performance in the three-year period ended December 31, 2014. As a result, on February 20, 2015, the Company issued 29,700 PSAs that vested on December 31, 2014.

Stock Appreciation Rights

The following table summarizes the changes in SARs:

	Year Ended December 31,
	2015		2014		2013
	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price
Outstanding, beginning of year	170,754	$37.14	587,998	$58.87	981,133	$64.53
Granted	—	—	—	—	—	—
Forfeited	—	—	(850)	74.98	(221,010)	97.56
Exercised	(110,754)	41.00	(416,394)	67.74	(172,125)	41.47
Outstanding, end of year	60,000	30.01	170,754	37.14	587,998	58.87
Vested or expected to vest, end of year	60,000	30.01	170,754	37.14	585,898	58.97
Exercisable, end of year	60,000	30.01	170,754	37.14	572,998	59.62

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. At December 31, 2015 and 2014, the Company had 60,000 and 170,754 vested SARs with an aggregate intrinsic value of $1.9 million and $6.0 million, respectively. The weighted average remaining contractual life was 1.69 years. The total intrinsic value of SARs exercised in 2015 and 2014 was $4.1 million and $3.5 million, respectively.

Share Repurchases

In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program, which expired on December 31, 2014. In February 2015, the Company’s Board of Directors approved a $100 million stock repurchase program, which is authorized through December 31, 2016. At December 31, 2015, $39.6 million of the February 2015 authorization remained unused. In 2015, 2014, and 2013, the Company repurchased 0.8 million, 0.4 million, and 0.2 million shares of its common stock, respectively, at a total cost of $60.4 million, $30.0 million, and $2.7 million, respectively, pursuant to publicly announced plans. The remaining repurchase activity in 2015, 2014, and 2013 was related to common stock surrendered by employees to satisfy federal and state tax withholding obligations.

In February 2016, the Company’s Board of Directors approved a new $150 million stock repurchase program (in addition to the remaining $39.6 million from the February 2015 authorization), which is authorized through December 31, 2017. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. In February 2016, the Board of Directors declared a first quarter 2016 cash dividend of $0.4125 per share. The dividend is payable on March 31, 2016 to stockholders of record at the close of business on March 15, 2016. In 2015, the Company declared and paid quarterly cash dividends of $0.375 per share for each quarter of 2015.

Preferred Stock

The Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share at December 31, 2015 and 2014. No shares were issued and outstanding at December 31, 2015 and 2014.

Note 15. Restructuring Costs

In the fourth quarter of 2015, the Company committed to a workforce reduction plan (“2015 Plan”) as it identified areas for change in the market structure, initiated other actions to streamline operations, and rebalanced the management mix in certain areas. Total pre-tax restructuring charges related to the 2015 Plan are estimated to be approximately $6 million, consisting primarily of severance and related termination benefits. Of this amount, $5.1 million was recognized in 2015 as Restructuring costs in the Consolidated Statements of Operations. Substantially all of the cash will be paid in 2016.

The Company committed to a workforce reduction plan (“2014 Plan”) in the fourth quarter of 2014, as it identified areas where changes to structure as a result of technology investments or process improvement created redundancies. Total pre-tax restructuring charges related to the 2014 Plan were $3.1 million, consisting primarily of severance and related termination benefits. The Company recorded $1.8 million in the fourth quarter of 2014 and the remaining costs of $1.2 million were recognized and substantially all of the cash was paid in 2015.

Note 16. Income Taxes

The components of income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
US sources	$103,660	$85,462	$67,248
Non-US sources	13,872	6,388	(6,810)
Total	$117,532	$91,850	$60,438

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax expense
Federal	$21,099	$48,926	$30,421
State and local	4,894	12,300	6,901
Foreign	5,758	846	3,411
Total current tax expense	31,751	62,072	40,733
Deferred tax (benefit) expense
Federal	(696)	(13,193)	425
State and local	(241)	(1,995)	(397)
Foreign	(5,810)	(6,206)	(12,294)
Total deferred tax (benefit) expense	(6,747)	(21,394)	(12,266)
Provision for income taxes	$25,004	$40,678	$28,467

In 2015, 2014, and 2013, the Company made income tax payments of $51.6 million, $41.6 million, and $43.4 million, respectively.

The provision for income taxes differs from the amount of income taxes determined by applying the US federal income tax statutory rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory US federal income tax rate	35.0%	35.0%	35.0%
Effect of foreign tax rates	1.5	2.3	8.1
State income taxes, net of US federal benefit	3.6	6.6	7.5
Goodwill impairment	—	7.2	13.1
Effect of financing	(6.1)	(6.5)	(10.4)
Foreign exchange differences	(0.4)	(1.5)	(5.5)
Change in valuation allowance	(1.5)	(1.7)	4.1
Tax rate changes	(1.8)	—	(8.3)
Domestic manufacturing deduction	(4.9)	—	—
Foreign tax and other credits	(5.8)	—	—
Disallowed expenses, including transaction costs	1.1	2.2	1.9
Other	0.6	0.7	1.6
Effective tax rate	21.3%	44.3%	47.1%

The Company’s effective tax rate in 2015 was lower than the federal statutory rate, primarily due to a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, government provided tax incentives, benefit derived from financing transactions in the UK, legislative change in the UK tax rate, and changes in tax planning strategies, partially offset by state income taxes and Subpart F income. In 2015, the Company claimed certain benefits for prior years in the amount of $3.9 million for foreign tax and other credits, including the research and development credit, and $4.6 million for the domestic manufacturing deduction.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Share-based compensation	$5,638	$4,808
Accrued incentive compensation	16,259	17,091
Accruals and reserves	1,762	1,759
Net operating loss and tax credit carryforwards	10,232	16,132
Deferred compensation plan	6,935	6,550
Deferred revenue	5,946	13,954
Operating leases and lease incentives	25,672	25,270
Total deferred tax assets	72,444	85,564
Valuation allowance	(6,510)	(10,136)
Total deferred tax assets, net of valuation allowance	65,934	75,428
Deferred tax liabilities
Deferred incentive compensation	5,700	9,165
Depreciation	12,795	12,402
Goodwill and intangibles	56,590	65,789
Other	2,227	2,082
Total deferred tax liabilities	77,312	89,438
Net deferred tax liabilities	$11,378	$14,010

The Company’s deferred tax asset valuation allowances were primarily the result of uncertainties regarding the future realization of tax loss carryforwards and tax credits in various jurisdictions. Due to tax planning strategies utilized in 2015, the Company will be able to realize certain foreign and state tax loss carryforwards within the carryforward period by generating sufficient taxable income in those jurisdictions. Also, in 2015, certain tax credits expired that required a valuation allowance and were written off. The valuation allowance at December 31, 2015 decreased by $3.6 million, of which $1.7 million was reflected in the effective tax rate, due to the expiration of certain tax credits and the ability to use certain foreign and state tax loss carryforwards.

At December 31, 2015, the Company had US net operating loss carryforwards for federal tax purposes of $4.2 million, which expire, if unused, in various years from 2028 to 2031. At December 31, 2015, the Company had $10.7 million of non-trading losses available for carryforward indefinitely under UK tax law. At December 31, 2015, the Company had other foreign net operating loss carryforwards of $2.6 million, of which $2.0 million can be carried forward indefinitely under current local tax laws and $0.6 million will expire, if unused, in years beginning 2024. The Company recorded a $1.4 million valuation allowance against the deferred tax asset related to the UK tax loss carryforwards at December 31, 2015.

The Company has Washington, DC tax credit carryforwards resulting in a deferred tax asset of $5.1 million and $7.2 million at December 31, 2015 and 2014, respectively. These credits expire in years 2016 through 2018. The Company recorded a $5.1 million and $7.2 million valuation allowance related to these credit carryforwards at December 31, 2015 and 2014, respectively.

Undistributed earnings of the Company’s foreign subsidiaries were $91.7 million, $59.8 million, and $37.6 million at December 31, 2015, 2014, and 2013, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for additional applicable taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the US liability.

A reconciliation of the beginning and ending unrecognized tax benefit was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of the year	$21,821	$16,044	$5,074
Additions based on tax positions related to the current year	1,056	805	1,686
Additions for tax positions of prior years	87	6,654	10,856
Reductions for tax positions of prior years	(1,255)	(318)	(467)
Reductions for lapse of statute of limitations	(608)	(1,364)	(1,105)
Balance at end of the year	$21,101	$21,821	$16,044

The Company files income tax returns in US federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2012. If the Company was able to recognize the uncertain tax benefits of $21.1 million, only $16.7 million would affect the Company’s effective tax rate. Interest and penalties recognized related to uncertain tax positions amounted to $(0.6) million, $0.2 million, and $(0.2) million in 2015, 2014, and 2013, respectively. Accrued interest and penalties were $1.2 million and $1.8 million at December 31, 2015 and 2014, respectively, and were included in Accounts payable and accrued liabilities.

At December 31, 2015, the Company had outstanding claims related to income apportionment with certain state taxing jurisdictions that, if successful, would result in a refund of $15.5 million. Due to the uncertainty of the ability to recover the claims, the Company established an uncertain tax benefit of $15.5 million. The Company has prepaid certain foreign tax assessments, which are being challenged and has established an uncertain tax benefit on those taxes. The Company believes that it is reasonably possible that a decrease of up to $15.5 million in unrecognized tax benefits related to state exposures may be possible within the coming year. In addition, the Company believes that it is reasonably possible that $0.1 million of its current other remaining unrecognized tax benefits, each of which is individually insignificant, may be recognized by the end of 2016 as a result of a lapse in the statute of limitations.

The Internal Revenue Service notified the Company that the 2011 tax year has been selected for examination.

Note 17. Employee Benefit Plans

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) plan (“Plan”). Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. The Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The Company’s matching contribution is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire, and an employee must be employed by the Company on the last day of the Plan year in order to vest in the Company’s contribution for that year. The Company’s contributions to the Plan were $6.8 million, $6.6 million, and $6.4 million in 2015, 2014, and 2013, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first or last day of the applicable offering period. In 2015, 2014, and 2013, the Company issued 26,335 shares, 21,605 shares, and 19,616 shares of common stock, respectively. At December 31, 2015, approximately 0.6 million shares were available for issuance.

Deferred Compensation Plan

The Company has a Deferred Compensation Plan (“Deferred Compensation Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Deferred Compensation Plan provides for deferred amounts to be credited with investment returns based on investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Company invests funds sufficient to pay the deferred compensation liabilities in mutual fund investments through insurance contracts in a Rabbi Trust to match the investment options made by participants. These investments are considered trading securities, carried at fair value, and included in Other assets in the Consolidated Balance Sheets. Losses associated with the Deferred Compensation Plan’s assets were $0.6 million in 2015, and earnings associated with the Deferred Compensation Plan’s assets were $0.7 million and $2.1 million in 2014 and 2013, respectively, and are included in Interest income and other while offsetting changes in individual participant account balances are recorded as compensation expense in the Consolidated Statements of Operations.

The Deferred Compensation Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Deferred Compensation Plan. The Company did not make any discretionary contributions to the Deferred Compensation Plan in 2015, 2014, or 2013.

Note 18. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2032. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

In July 2014, the Company entered into a lease agreement (subsequently amended and restated in December 2014) to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. The Company currently expects to pay approximately $22 million per year beginning in 2018, subject to rental escalations and increases above the base year for pro rata share of operating expenses and real estate taxes. The new lease agreement provides the Company with various incentives, currently estimated to total approximately $56 million. The Company will recognize the lease incentives on a straight-line basis over the term of the new lease as a reduction of rent expense.  To satisfy the security deposit requirements under this lease, in January 2015, the Company provided $5 million in an escrow account for one year, which was released and returned in December 2015, and the Company provided $3.6 million in the form of a letter of credit in February 2015.

In connection with the new lease, the lessor agreed to assume the Company’s previous obligations for one of its Arlington, Virginia locations. In the event the lessor fails to make required payments, as provided in the assignment agreement, the Company has the right to reduce its rental payments for the new lease. Based on the information available at December 31, 2015, the lease assignment is included in the sublease receipts amounts in the table below beginning in 2018 and thereafter. The Company will remain the primary obligor in case of default by the new lease lessor under this assumption. The new lease lessor may negotiate a sublease or settlement of the obligation it has assumed. If and when such sublease or settlement is negotiated, the Company would be required to recognize a loss on the sublease or settlement equal to the difference between the fair value of the sublease rentals (or in the event of settlement, the settlement payment) and the Company’s obligation under the lease.

In September 2013, one of the subtenants of the Company’s headquarters exercised its right under the sublease to acquire additional office space of approximately 29,000 square feet. This expansion period began in October 2014 and will co-terminate with the subtenants other subleases in January 2028. The Company will receive an additional $21.5 million over the duration of the sublease.

Future minimum rental payments under non-cancelable operating leases (including the new Arlington, Virginia lease) and future minimum receipts under subleases (including the lease assignment discussed above), excluding executory costs, were as follows at December 31, 2015 (in thousands):

	Payments Due by Period at December 31, 2015
	Total	YE 2016	YE 2017	YE 2018	YE 2019	YE 2020	Thereafter
Operating lease obligations	$918,744	$53,905	$52,320	$72,207	$66,311	$66,886	$607,115
Sublease receipts	(286,141)	(22,269)	(22,358)	(28,415)	(24,267)	(24,769)	(164,063)
Total net lease obligations	$632,603	$31,636	$29,962	$43,792	$42,044	$42,117	$443,052

Rent expense, net of sublease income, was $32.9 million, $30.5 million, and $29.8 million in 2015, 2014, and 2013, respectively.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $1.3 million and $4.5 million liability at December 31, 2015 and 2014, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. In April 2015, the Company paid $3.7 million under a voluntary sales tax disclosure agreement.

Other

At December 31, 2015, the Company had outstanding letters of credit totaling $11.3 million to provide security deposits for certain office space leases. The letters of credit expire annually but will automatically extend for another annual term from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements.

Note 19. Changes in Accumulated Elements of Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive income (loss) (“AOCI”) is a balance sheet item in the stockholders’ equity section of the Company’s Consolidated Balance Sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in 2015 were as follows (in thousands):

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2014	$(429)	$(5,160)	$(5,589)
Net unrealized (losses) gains	(579)	—	(579)
Reclassification of losses (gains) into earnings	(239)	—	(239)
Translation of net investments in foreign operations	—	(38,549)	(38,549)
Net change in Accumulated other comprehensive income (loss)	(818)	(38,549)	(39,367)
Balance, December 31, 2015	$(1,247)	$(43,709)	$(44,956)

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans, which the Company deems to be of a long-term investment nature.

Note 20. Segments and Geographic Areas

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company has two reportable segments, CEB and CEB Talent Assessment.  The Company’s segment profit measures are Operating profit (loss) and Adjusted EBITDA.

Information for the Company’s reportable segments was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
CEB segment	$731,834	$701,573	$634,302
CEB Talent Assessment segment	196,600	207,401	185,751
Total revenue	$928,434	$908,974	$820,053
Adjusted revenue
CEB segment	$732,972	$705,110	$634,302
CEB Talent Assessment segment	198,951	209,870	195,665
Total Adjusted revenue	$931,923	$914,980	$829,967
Operating profit (loss)
CEB segment	$147,210	$98,108	$103,322
CEB Talent Assessment segment	(8,048)	(4,463)	(12,609)
Total operating profit	$139,162	$93,645	$90,713
Adjusted EBITDA
CEB segment	$203,085	$194,572	$175,294
CEB Talent Assessment segment	39,959	34,515	34,111
Total Adjusted EBITDA	$243,044	$229,087	$209,405
Adjusted EBITDA margin
CEB segment	27.7%	27.6%	27.6%
CEB Talent Assessment segment	20.1%	16.4%	17.4%
Total Adjusted EBITDA margin	26.1%	25.0%	25.2%
Depreciation and amortization
CEB segment	$34,377	$33,707	$28,356
CEB Talent Assessment segment	39,650	34,579	31,731
Total depreciation and amortization	$74,027	$68,286	$60,087

The table below reconciles revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$928,434	$908,974	$820,053
Impact of the deferred revenue fair value adjustment	3,489	6,006	9,914
Adjusted revenue	$931,923	$914,980	$829,967

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$92,528	$51,172	$31,971
Provision for income taxes	25,004	40,678	28,467
Interest expense, net	20,179	18,046	22,337
Gain on cost method investment	—	(6,585)	—
Debt extinguishment costs	4,775	—	6,691
Net non-operating foreign currency (gain) loss	(5,649)	(8,642)	3,314
Equity method investment loss	1,437	—	—
Depreciation and amortization	74,027	68,286	60,087
Impact of the deferred revenue fair value adjustment	3,489	6,006	9,914
Acquisition related costs	3,027	2,964	11,477
Restructuring costs	6,361	1,830	—
Impairment loss	—	39,700	22,600
Share-based compensation	17,866	15,632	12,547
Adjusted EBITDA	$243,044	$229,087	$209,405

The following is a reconciliation of segment assets to total assets (in thousands):

	December 31,
	2015	2014
Cash and cash equivalents
CEB segment	$92,493	$51,128
CEB Talent Assessment segment	20,836	63,806
Total cash and cash equivalents	$113,329	$114,934
Accounts receivable, net
CEB segment	$220,678	$221,365
CEB Talent Assessment segment	64,370	61,704
Total accounts receivable, net	$285,048	$283,069
Goodwill
CEB segment	$129,386	$93,223
CEB Talent Assessment segment	329,023	347,984
Total goodwill	$458,409	$441,207
Intangible assets, net
CEB segment	$47,051	$34,747
CEB Talent Assessment segment	183,629	225,636
Total intangible assets, net	$230,680	$260,383
Property and equipment, net
CEB segment	$86,661	$95,552
CEB Talent Assessment segment	15,676	16,972
Total property and equipment, net	$102,337	$112,524
Total assets
CEB segment	$722,806	$626,954
CEB Talent Assessment segment	615,746	721,018
Total assets	$1,338,552	$1,347,972

The Company has revenue and long-lived assets, consisting of property and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States	Europe	Other Countries	Total
2015
Revenue	$579,685	$184,129	$164,620	$928,434
Long-lived assets	195,623	546,565	49,238	791,426

2014
Revenue	$559,030	$187,274	$162,670	$908,974
Long-lived assets	210,367	594,316	9,431	814,114

2013
Revenue	$498,682	$173,060	$148,311	$820,053
Long-lived assets	190,253	661,517	7,550	859,320

Note 21. Quarterly Financial Data (unaudited)

Unaudited summarized quarterly financial data was as follows (in thousands, except per share amounts):

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$221,599	$231,964	$231,936	$242,935
Total costs and expenses	191,629	193,126	188,498	216,019
Operating profit	29,970	38,838	43,438	26,916
Income before provision for income taxes	31,257	23,916	40,918	21,441
Net income	19,090	23,212	31,969	18,257

Basic earnings per share	0.57	0.69	0.96	0.55
Diluted earnings per share	0.56	0.69	0.95	0.55

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$209,437	$230,427	$229,008	$240,102
Total costs and expenses	190,959	239,657	190,959	193,754
Operating profit (loss)	18,478	(9,230)	38,049	46,348
Income (loss) before provision for income taxes	13,042	(8,608)	39,422	47,994
Net income (loss)	7,656	(6,421)	21,382	28,555

Basic earnings (loss) per share	0.23	(0.19)	0.63	0.85
Diluted earnings (loss) per share	0.22	(0.19)	0.63	0.84

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this report (“Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

See Report of Management’s Assessment of Internal Control Over Financial Reporting and the report issued by Ernst & Young LLP, our independent registered public accounting firm, on effectiveness of our internal controls over financial reporting in Item 8.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following information is included in the Company’s Proxy Statement related to its 2016 Annual Meeting of Stockholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2015 (“Proxy Statement”) and is incorporated herein by reference:

•	information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company;
•	information regarding executive officers of the Company;
•	information regarding the Company’s Audit Committee and designated “audit committee financial experts”;
•

information on the Company’s code of business conduct and ethics for directors, officers, and employees, also known as the “Code of Conduct for Officers, Directors, and Employees,” and on the Company’s corporate governance guidelines (also available on the Company’s website at www.cebglobal.com); and

•	information regarding Section 16(a) beneficial ownership reporting compliance.
Item 11.	Executive Compensation.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	information regarding the Company’s compensation of its named executive officers;
•	information regarding the Company’s compensation of its directors; and
•	the report of the Company’s Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	information regarding security ownership of certain beneficial owners, directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2015.

	(A)	(B)	(C)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available or Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders (1)	799,264	$30.01	5,527,398
Equity compensation plans not approved by stockholders	—	—	—
Total	799,264	$30.01	5,527,398

(1)

Number of securities includes 694,032 restricted stock units (“RSU”), 45,232 performance share awards (“PSA”), and 60,000 stock appreciation rights (“SAR”). Each RSU and PSA grant counts 2.5 to 1 and each SAR grant counts 1 to 1 against the shares available for issuance under the 2012 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following information is included in the Proxy Statement and incorporated herein by reference:

•	information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company; and
•	information regarding related party transactions.
Item 14.	Principal Accountant Fees and Services.

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

2.1

Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of SHL Group Holdings 1 Limited and Certain Shares in SHL Group Holdings 3 Limited between the Sellers, CEB Inc. (UK) Limited (as Buyer), CEB Inc. (as Guarantor), and VSS Communications Partners IV, L.P. (as Qwiz Guarantor), dated July 2, 2012 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

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

3.3

Certificate of Retirement of the Class A Voting Common Stock and the Class B Non-Voting Common Stock of CEB Inc. (Incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 1999.)

3.4

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.5	Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.6

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

4.2

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

10.10

Amendments, adopted February 21, 2007, to the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.) *

10.11

Form of Indemnity Agreement between CEB Inc. and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007.)

10.12	Revised Form of Employer Protection Agreement, adopted February 12, 2010. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2009.)

10.13

Revised Standard Terms and Conditions for Restricted Stock Units under the 2004 Stock Incentive Plan for Restricted Stock Units. (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.14

Revised Standard Terms and Conditions for Non-Qualified Stock Options and Stock Appreciation Rights under 2004 Stock Incentive Plan for Stock Appreciation Rights. (Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.15	Severance Program – Corporate Leadership Team, adopted January 8, 2010. (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2009.)*

10.16

Form of Indemnity Agreement between CEB Inc. and its directors, officers, and certain designated executives. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2011.) *

10.17

Extension letter, dated February 5, 2014, to the Collaboration Agreement with The Advisory Board Company, dated February 6, 2007. (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2013.)

10.18

Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2011.)*

10.19

Executive Severance Agreement, dated as of February 3, 2012, by and between CEB Inc. and Thomas L. Monahan III. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2011.) *

10.20

Revised Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2004 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2011.)*

10.21

Credit Agreement, dated as of July 2, 2012, by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2012.)

10.22

Amendment No. 1 to the Credit Agreement, dated as of July 18, 2012, by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.23

Amendment No. 2 to the Credit Agreement, dated as of August 1, 2012, by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.24	CEB Inc. 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2012.)*

Exhibit No.	Description of Exhibit
10.25

Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2012.)*

10.26

Lease agreement by and between Geneva Associates Limited Partnership and CEB Inc., dated October 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2012.)

10.27

Amendment No. 3 to the Credit Agreement, dated as of August 2, 2013, by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.)

10.28

Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.)*

10.29

Amended and Restated Severance Program – Corporate Leadership Team, adopted July 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.)*

10.30+

Amendment No. 4, dated June 9, 2015 to the Credit Agreement by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.)

10.31	Revised Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2012 Stock Incentive Plan.* †

21.1	List of the Subsidiaries of CEB Inc. †

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
+	On July 2, 2015, the Company entered into a technical amendment to restore language that was unintentionally deleted in the accordion section of the Amended Credit Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CEB Inc.

We have audited the consolidated financial statements of CEB Inc. as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 26, 2016 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 26, 2016

CEB Inc.

Schedule II-Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Balance Assumed with SHL Acquisition	Additions Charged to Revenue	(Deductions)/ Additions Charged to Provision for Income Taxes	Deductions from Reserve	Balance at End of Year
Year ended December 31, 2015
Allowance for uncollectible revenue	$2,213	$—	$6,735	$—	$6,211	$2,737
Valuation allowance on deferred tax assets	10,136	—	—	(1,718)	1,908	6,510
Year ended December 31, 2014
Allowance for uncollectible revenue	2,096	—	6,459	—	6,342	2,213
Valuation allowance on deferred tax assets	11,463	—	—	(1,327)	—	10,136
Year ended December 31, 2013
Allowance for uncollectible revenue	2,409	—	6,859	—	7,172	2,096
Valuation allowance on deferred tax assets	11,248	(2,562)	—	2,777	—	11,463

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 26, 2016.

CEB Inc.

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas L. Monahan III	Chairman of the Board of Directors and Chief Executive Officer
Thomas L. Monahan III	(Principal Executive Officer)

/s/ Richard S. Lindahl	Chief Financial Officer
Richard S. Lindahl	(Principal Financial Officer)

/s/ J. Barron Anschutz	Chief Accounting Officer
J Barron Anschutz	(Principal Accounting Officer)

/s/ Gregor S. Bailar	Director
Gregor S. Bailar

/s/ Stephen M. Carter	Director
Stephen M. Carter

/s/ Gordon J. Coburn	Director
Gordon J. Coburn

/s/ L. Kevin Cox	Director
L. Kevin Cox

/s/ Daniel O. Leemon	Director
Daniel O. Leemon

/s/ Stacey S. Rauch	Director
Stacey S. Rauch

/s/ Jeffrey R. Tarr	Director
Jeffrey R. Tarr