Form 10-Q
period 2016-03-31
CEB Inc.
filed 2016-05-10
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The Company had 32,205,904 shares of common stock, par value $0.01 per share, outstanding at April 29, 2016.

CEB Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CEB Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$160,065	$113,329
Accounts receivable, net	215,252	285,048
Deferred incentive compensation	26,099	23,484
Prepaid expenses and other current assets	34,119	27,651
Total current assets	435,535	449,512
Deferred income taxes, net	20,147	16,491
Property and equipment, net	99,448	102,337
Goodwill	448,489	458,409
Intangible assets, net	208,426	230,680
Other non-current assets	87,574	81,123
Total assets	$1,299,619	$1,338,552
Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued liabilities	$81,565	$88,407
Accrued incentive compensation	66,374	59,947
Deferred revenue	484,601	449,694
Debt – current portion	4,950	4,948
Total current liabilities	637,490	602,996
Deferred income taxes, net	25,127	27,869
Other liabilities	109,853	107,592
Debt – long term	550,410	556,418
Total liabilities	1,322,880	1,294,875
Stockholders’ (deficit) equity
Common stock, par value $0.01; 100,000,000 shares authorized; 45,644,517 and 45,424,868 shares issued and 32,238,372 and 32,906,951 shares outstanding at March 31, 2016 and December 31, 2015, respectively	456	454
Additional paid-in-capital	489,272	484,209
Retained earnings	397,300	406,112
Accumulated elements of other comprehensive (loss) income	(57,207)	(44,956)
Treasury stock, at cost, 13,406,145 and 12,517,917 shares at March 31, 2016 and December 31, 2015, respectively	(853,082)	(802,142)
Total stockholders’ (deficit) equity	(23,261)	43,677
Total liabilities and stockholders’ (deficit) equity	$1,299,619	$1,338,552

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$223,198	$221,599
Costs and expenses
Cost of services	79,737	78,659
Member relations and marketing	67,983	66,085
General and administrative	28,087	28,805
Depreciation and amortization	25,626	16,842
Business transformation costs	3,288	—
Acquisition related costs	1,457	—
Restructuring costs	895	1,238
Total costs and expenses	207,073	191,629
Operating profit	16,125	29,970
Other (expense) income, net
Interest income and other	(1,273)	5,726
Interest expense	(5,796)	(4,439)
Other (expense) income, net	(7,069)	1,287
Income before provision for income taxes	9,056	31,257
Provision for income taxes	4,513	12,167
Net income	$4,543	$19,090

Earnings per share
Basic	$0.14	$0.57
Diluted	$0.14	$0.56
Weighted average shares outstanding
Basic	32,657	33,517
Diluted	32,886	33,855

Dividends declared and paid per share	$0.4125	$0.3750

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$4,543	$19,090
Other comprehensive (loss) income
Foreign currency translation adjustment	(11,786)	(31,520)
Foreign currency hedge, net of tax benefit (expense) of $0.1 million and $(0.3) million in 2016 and 2015, respectively	(567)	591
Interest rate swaps, net of tax expense $0.8 million in 2015	—	(1,174)
Comprehensive (loss) income	$(7,708)	$(13,013)

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$4,543	$19,090
Adjustments to reconcile net income to net cash flows provided by operating activities
Loss on other investments, net	890	—
Equity method investment loss	334	837
Depreciation and amortization	25,626	16,842
Amortization of credit facility issuance costs	393	649
Deferred income taxes	(5,084)	(879)
Share-based compensation	4,218	4,403
Excess tax benefits from share-based compensation arrangements	(670)	(3,829)
Net foreign currency remeasurement loss (gain)	1,297	(3,132)
Changes in operating assets and liabilities:
Accounts receivable, net	69,267	90,359
Deferred incentive compensation	(2,736)	(2,718)
Prepaid expenses and other current assets	(6,303)	(7,065)
Other non-current assets	(5,283)	(6,008)
Accounts payable and accrued liabilities	(10,962)	(16,607)
Accrued incentive compensation	6,452	386
Deferred revenue	36,957	29,537
Other liabilities	2,486	2,253
Net cash flows provided by operating activities	121,425	124,118

Cash flows from investing activities
Purchases of property and equipment	(4,179)	(6,112)
Cost method and other investments	(2,500)	(339)
Net cash flows used in investing activities	(6,679)	(6,451)

Cash flows from financing activities
Borrowings from Senior Secured Credit Facilities	35,000	—
Debt payments	(41,250)	(2,688)
Proceeds from issuance of common stock under the employee stock purchase plan	401	366
Excess tax benefits from share-based compensation arrangements	670	3,829
Purchase of treasury shares	(44,757)	(6,092)
Withholding of shares to satisfy minimum employee tax withholding for equity awards	(3,633)	(6,605)
Payment of dividends	(13,354)	(12,530)
Net cash flows used in financing activities	(66,923)	(23,720)
Effect of exchange rates on cash	(1,087)	(4,674)
Net increase in cash and cash equivalents	46,736	89,273
Cash and cash equivalents, beginning of period	113,329	114,934
Cash and cash equivalents, end of period	$160,065	$204,207

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business and Basis of Presentation

CEB Inc. (“CEB” or “Company”) is a best practice insight and technology company. In partnership with leading organizations around the globe, CEB develops innovative solutions to drive corporate performance. CEB’s mission is to unlock the potential of organizations and leaders by advancing the science and practice of management.

The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete consolidated financial statements are not included. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes in CEB’s 2015 Annual Report on Form 10-K.

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and in the periods presented have been included. The consolidated balance sheet at December 31, 2015 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three months ended March 31, 2016 may not be indicative of the results that may be expected in the year ended December 31, 2016 or any other period within 2016.

Note 2. Recent Accounting Pronouncements

Recently adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU requires management to evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. If the arrangement involves a software license, the Company evaluates whether the costs meet the criteria for capitalization as internal-use software. If the arrangement does not involve a software license, the Company accounts for the arrangement as a service contract and expenses the costs as incurred. The Company adopted this accounting standard prospectively on January 1, 2016. The Company expects to incur significant costs in connection with its business transformation initiative beginning in 2016 involving the implementation of various new cloud computing arrangements for its key sales and business processes. These arrangements will be primarily accounted for as service contracts, and therefore, the implementation costs will be expensed as incurred. The Company recognized $3.3 million of expense related to this initiative in the three months ended March 31, 2016, which was separately presented as business transformation costs in the Condensed Consolidated Statements of Operations. These costs include software license fees, third-party vendor costs related to the implementation and development of the systems, and costs related to employees that are solely dedicated to the initiative.

Not yet adopted

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This ASU requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards are settled. This ASU also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of assessing the impact of this ASU on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.

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

Note 3. Acquisitions and Other Investments

From time to time, the Company evaluates potential acquisitions that either strategically fit with or expand the Company’s existing product offerings. For certain completed acquisitions, the Company is still evaluating the fair value of assets acquired and liabilities assumed; therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon the receipt of final valuations for the underlying assets and liabilities and the necessary management reviews thereof.

On April 29, 2016, the Company completed the acquisition of 100% of the outstanding capital stock of CXO Acquisition Co. and Sports Leadership Acquisition Co. (collectively referred to as “Evanta”) for cash consideration of $275.0 million, subject to a customary working capital adjustment. A portion of the purchase price was deposited in an escrow account to secure the indemnification obligations of the seller. The Company amended its senior secured credit agreement to allow for additional term loan and revolving credit borrowings in order to fund the acquisition (including transaction costs). Due to the timing of the acquisition, the initial purchase price allocation has not yet been completed.

Other Investments

The Company held a total of nine investments in private entities with an aggregate carrying amount of $24.4 million and $23.3 million at March 31, 2016 and December 31, 2015, respectively, for which the cost method was used. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in the period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practical to estimate.

The Company also has an equity ownership in one private entity for which the equity method is used. The aggregate carrying amount was $5.7 million and $6.1 million at March 31, 2016 and December 31, 2015, respectively.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$160,065	$—	$—	$113,329	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	20,812	—	—	20,234	—
Available-for-sale securities	—	—	4,053	—	—	3,463
Financial liabilities
Forward currency contracts	$—	$927	$—	$—	$179	$—

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

The fair value of the Company’s Senior Secured Credit Facilities and Notes are based on Level 2 inputs using quoted market prices for similar issuances after considering observable market-based inputs such as quality, interest rates, and other characteristics. The carrying value of the Company’s Term A-2 Loans and Revolving Commitments approximates their fair value as the terms and interest rate approximate market rates. The carrying value of the Notes approximates their fair value based on a review of recent market trading activity.

Changes to the fair values classified within Level 3 were as follows (in thousands):

Three Months Ended
March 31, 2016
Beginning of period	$3,463
Available-for-sale securities acquired	1,000
Available-for-sale securities converted/disposed	(481)
Total gains recognized	71
End of period	$4,053

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Billed	$125,328	$191,089
Unbilled	92,249	96,696
	217,577	287,785
Allowance for uncollectible revenue	(2,325)	(2,737)
Total accounts receivable, net	$215,252	$285,048

Note 6. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Three Months Ended March 31, 2016			Year Ended December 31, 2015
	CEB Segment	CEB Talent Assessment Segment	Total	CEB Segment	CEB Talent Assessment Segment	Total
Gross goodwill, beginning of period	$170,886	$329,023	$499,909	$134,723	$347,984	$482,707
Goodwill acquired	—	—	—	40,130	—	40,130
Purchase accounting adjustments	(1,780)	—	(1,780)	(1,499)	—	(1,499)
Impact of foreign currency	986	(9,126)	(8,140)	(2,468)	(18,961)	(21,429)
Gross goodwill, end of period	170,092	319,897	489,989	170,886	329,023	499,909
Accumulated impairment loss, beginning of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)
Impairment loss	—	—	—	—	—	—
Accumulated impairment loss, end of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)
Net goodwill, end of period	$128,592	$319,897	$448,489	$129,386	$329,023	$458,409

Note 7. Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred compensation	$19,382	$17,553
Lease incentives	36,632	37,239
Deferred rent benefit	38,032	37,833
Deferred revenue – long term	4,547	4,396
Other	11,260	10,571
Total other liabilities	$109,853	$107,592

Note 8. Debt

Debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior Secured Credit Facilities
Term loans, due 2020, rate of 1.93% and 1.92%	$246,250	$247,500
Revolving Credit Facility, due 2020, average rate of 1.94% and 1.83%	65,000	70,000
Notes, due 2023, rate of 5.625%	250,000	250,000
Total principal outstanding	561,250	567,500
Less: unamortized debt issuance costs
Term loans	2,444	2,593
Notes	3,446	3,541
Total unamortized debt issuance costs	5,890	6,134
Principal less unamortized debt issuance costs	555,360	561,366
Less: current portion	4,950	4,948
Debt – long term	$550,410	$556,418

Future minimum payments of debt outstanding at March 31, 2016 was as follows for the years ended December 31 (in thousands):

2016 (remaining)	$3,750
2017	7,500
2018	10,000
2019	10,000
2020	280,000
Thereafter	250,000
Total principal payments	$561,250

Refinancing of the Senior Secured Credit Facilities

On April 29, 2016, in connection with the closing of the Evanta acquisition, the Company, together with certain of its subsidiaries acting as guarantors, entered into Amendment No. 5 (“Amendment No. 5”) to the Company’s senior secured credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Amendment No. 5 (i) increased the size of the Company’s existing term A-2 facility (“Term A-2 Facility”) by $150.0 million (such increase, the “Additional Term A Loans”) and (ii) increased its revolving credit facility by $100.0 million for a total amount of $350.0 million (“Revolving Credit Facility” and, together with the Term A-2 Facility, the “Senior Secured Credit Facilities”). Amendment No. 5 also refinanced all term loans outstanding under the Senior Secured Credit Facilities (“Term A-2 Term Loans”) and Additional Term A Loans into a single tranche (the existing Term A-2 Term Loans plus the Additional Term A Loans, together as refinanced, “Term A-3 Loans”) and extended the maturity date of the Senior Secured Credit Facilities from June 9, 2020 to June 9, 2021. The principal amount of the Term A-3 Loans amortizes in quarterly installments equal to (i) for the first two years commencing on June 30, 2016, 2% of the original principal amount of the Term A-3 Loans and (ii) for the next three years thereafter, 4% of the original principal amount of the Term A-3 Loans with the balance payable at maturity.

In April 2016, the $150.0 million of Additional Term A Loans and an additional $170.0 million under the Revolving Credit Facility were drawn by the Company to fund the Evanta acquisition and related transaction costs, and other working capital needs.

Borrowings under the Senior Secured Credit Facilities bear interest at rates based on the ratio of the Company’s and its subsidiaries’ consolidated indebtedness to the Company’s and its subsidiaries’ consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Senior Secured Credit Facilities. The interest rate per annum applicable to the loans under the Senior Secured Credit Facilities will be based on a fluctuating rate of interest equal to the sum of an applicable margin and, at the Company’s election from time to time, of either (1) a base rate determined by reference to the highest of (a) the rate as publicly announced from time to time by Bank of America as its “prime rate”, (b) the federal funds effective rate plus 0.50%, and (c) the one-month LIBOR plus 1.00%, or (2) a Eurocurrency rate determined by reference to LIBOR with a term, as selected by the Company, of one, two, three, or six months (or twelve months if consented to by all the lenders under the applicable loan). At April 29, 2016, the Term A-3 Loans have an applicable margin equal to 1.75% in the case of LIBOR loans. Borrowings under the Senior Secured Credit Facilities will be subject to a “zero percent” floor in the case of LIBOR loans.

The Senior Secured Credit Facilities are secured by certain collateral, subject to certain exceptions and thresholds, including (a) a perfected first priority security interests in substantially all tangible and intangible personal property and fee-owned real property of the Company and each of the Company’s wholly-owned material domestic subsidiaries, including the newly acquired Evanta entities and their subsidiaries and (b) a perfected first priority pledge of (i) the equity interests of each direct domestic restricted subsidiary of the Company and each of the Company’s wholly-owned material subsidiaries, including the newly acquired Evanta entities and their subsidiaries and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company. On April 29, 2016, the Company and the newly acquired Evanta entities and their subsidiaries entered into the applicable security documents, and certain collateral was pledged thereunder.

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

The Company has entered into forward currency contracts to sell Australian dollars (“AUD”) and Euros (“EUR”) and buy British pound sterling (“GBP”), which will settle at various times through December 31, 2016. These contracts have been designated as cash flow hedges of anticipated revenue to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness. The contracts provide a natural offset to GBP costs. The notional amount of outstanding forward currency contracts at

March 31, 2016 was AUD 8.0 million and EUR 5.7 million. In May 2016, the Company entered into additional forward currency contracts to sell AUD 7.5 million and EUR 5.7 million.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months. The forward currency contracts are recognized in the consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (“OCI”) until such time as the actual foreign currency transactions occur and the unrealized gain/loss is reclassified from accumulated OCI to current earnings.

In July 2015, the Company terminated its interest rate swap arrangements for $2.3 million. The amount in accumulated OCI related to the interest rate swaps will be reclassified to interest expense through August 2018, the period through which the previously hedged interest payments are probable of occurring.

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets was as follows (in thousands):

Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Liability derivatives
Accounts payable and accrued liabilities (foreign currency contracts)	$927	$179

The pre-tax derivative instrument gains and losses recognized in OCI were as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Forward currency contracts	$(976)	$1,076
Interest rate swap arrangements	—	(2,741)

The pre-tax effect of derivative instruments in the Company’s Condensed Consolidated Statements of Operations was as follows (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2016	2015
Revenue	$(225)	$312
Cost of services	—	(23)
Member relations and marketing	—	(22)
General and administrative	—	(7)
Interest expense	(167)	(784)
Other income, net	—	(94)
	$(392)	$(618)

Note 10. Stockholders’ Equity and Share-Based Compensation

Share-Based Compensation

The Company has restricted stock units (“RSUs”), stock appreciation rights (“SARs”), and performance share awards (“PSAs”) outstanding that were granted to employees and directors. Share-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years.

The Company recognized share-based compensation costs of $4.2 million and $4.4 million in the three months ended March 31, 2016 and 2015, respectively. These amounts are allocated to Cost of services, Member relations and marketing, and General and administrative expenses in the Condensed Consolidated Statements of Operations. The total income tax benefit for share-based compensation arrangements was $1.7 million and $1.8 million in the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, $42.8 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

In the three months ended March 31, 2016, the Company granted 395,209 RSUs and 37,887 PSAs with a weighted-average grant date fair value of $59.81 and $59.05, respectively. Additionally, 176,166 RSUs vested in the three months ended March 31, 2016 with a weighted-average grant date fair value of $57.24.

Share Repurchases

In February 2016, the Company’s Board of Directors approved a new $150 million stock repurchase program, which is authorized through December 31, 2017. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors.

The Company repurchased 0.8 million shares of its common stock at a total cost of $47.3 million, pursuant to publicly announced plans in the three months ended March 31, 2016, of which $2.5 million was settled in cash shortly after quarter end. The remaining repurchase activity in the first quarter of 2016 was related to common stock surrendered by employees to satisfy federal and state tax withholding obligations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. In February 2016, the Board of Directors declared a first quarter 2016 cash dividend of $0.4125 per share. The dividend was paid on March 31, 2016 to stockholders of record at the close of business on March 15, 2016.

In May 2016, the Board of Directors declared a second quarter 2016 cash dividend of $0.4125 per share. The dividend is payable on June 30, 2016 to stockholders of record at the close of business on June 15, 2016.

Note 11. Restructuring Costs

In the fourth quarter of 2015, the Company committed to a workforce reduction plan (“2015 Plan”) as it identified areas for change in the market structure, initiated other actions to streamline operations, and rebalanced the management mix in certain areas. Total pre-tax restructuring charges related to the 2015 Plan are estimated to be approximately $6.5 million, consisting primarily of severance and related termination benefits. Of this amount, $5.1 million and $0.9 million was recognized in the fourth quarter of 2015 and first quarter of 2016, respectively as Restructuring costs in the Condensed Consolidated Statements of Operations. Substantially all of the cash will be paid in 2016.

Note 12. Income Taxes

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries as such earnings are deemed to be permanently reinvested locally.

The provision for income taxes was $4.5 million and $12.2 million and the effective tax rate was 49.8% and 38.9% in the three months ended March 31, 2016 and 2015, respectively.

In the three months ended March 31, 2016, the Company recognized discrete tax expense of $1.2 million primarily related to a change in the Company’s tax planning strategies and an increase in reserves for uncertain tax positions. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate of 35% primarily due to these discrete items and state income taxes, partially offset by the benefits of financing transactions in the UK. The Company’s effective tax rate for the three months ended March 31, 2015 differed from the federal statutory rate due to state taxes, including the tax impact of state tax law changes in 2015, partially offset by the benefits of nontaxable foreign currency translation gains and the effect of financing transactions in the UK.

The Company made income tax payments of $8.3 million and $20.2 million in the three months ended March 31, 2016 and 2015, respectively. The Company had net prepaid income taxes of $8.4 million at March 31, 2016 included in Prepaid expenses and other current assets.

Note 13. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	32,657	33,517
Effect of dilutive common shares outstanding	229	338
Diluted weighted average common shares outstanding	32,886	33,855

Note 14. Commitments and Contingencies

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect its financial results.

Note 15. Changes in Accumulated Other Comprehensive Income (Loss)

Accumulated elements of other comprehensive income (loss) (“AOCI”) is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three months ended March 31, 2016 were as follows (in thousands):

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2015	$(1,247)	$(43,709)	$(44,956)
Net unrealized losses	(747)	—	(747)
Reclassification of losses into earnings	282	—	282
Translation of net investments in foreign operations	—	(11,786)	(11,786)
Net change in Accumulated other comprehensive loss	(465)	(11,786)	(12,251)
Balance, March 31, 2016	$(1,712)	$(55,495)	$(57,207)

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans, which the Company deems to be of a long-term investment nature.

Note 16. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company has two reportable segments, CEB and CEB Talent Assessment. The Company’s segment profit measure is Adjusted EBITDA.

Information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue
CEB segment	$177,977	$172,894
CEB Talent Assessment segment	45,221	48,705
	$223,198	$221,599
Adjusted revenue
CEB segment	$178,751	$172,948
CEB Talent Assessment segment	45,221	49,070
	$223,972	$222,018
Adjusted EBITDA
CEB segment	$44,518	$44,363
CEB Talent Assessment segment	8,440	8,774
	$52,958	$53,137
Adjusted EBITDA margin
CEB segment	24.9%	25.7%
CEB Talent Assessment segment	18.7%	17.9%
	23.6%	23.9%
Depreciation and amortization
CEB segment	$10,713	$8,822
CEB Talent Assessment segment	14,913	8,020
	$25,626	$16,842

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$223,198	$221,599
Impact of the deferred revenue fair value adjustment	774	419
Adjusted revenue	$223,972	$222,018

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$4,543	$19,090
Provision for income taxes	4,513	12,167
Interest expense, net	5,616	4,344
Loss on other investments, net	890	—
Net non-operating foreign currency loss (gain)	804	(6,203)
Equity method investment loss	334	837
Depreciation and amortization	25,626	16,842
Business transformation costs	3,288	—
Impact of the deferred revenue fair value adjustment	774	419
Acquisition related costs	1,457	—
Restructuring costs	895	1,238
Share-based compensation	4,218	4,403
Adjusted EBITDA	$52,958	$53,137

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

Our CEB Talent Assessment segment includes cloud based talent assessment solutions, development, strategy, analytics, decision support, and professional services that support those solutions, enabling client access to data, analytics, and insights for assessing and managing employees and applicants. CEB Talent Assessment assists clients with determining potential candidates for employment and developing existing employees and also provides consulting services that help maximize the utility of assessment data. The tools and services provided by CEB Talent Assessment use science and data to develop talent strategies for clients that are linked to business results.

CEB Segment

The CEB segment helps senior executives and their teams drive corporate performance by equipping them with the actionable insights, analytic tools, and advisory support they need to address recurring business challenges and improve results. We primarily deliver our products and services to a global client base through annual, fixed-fee membership subscriptions. Billings attributable to memberships for our CEB products and services initially are recorded as deferred revenue and then generally are recognized on a pro-rata basis over the membership contract term, which typically is 12 months. Generally, a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided from the date of the refund request on a pro-rata basis relative to the remaining term of the membership.

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

The CEB segment also offers professional services to Human Resources and Sales executives. Human Resources based professional services address the entire employee life cycle, helping executives improve business performance by realizing the value and potential of their people. Sales based professional services assist our member companies with changing the way they engage customers to ensure greater success through sales management training, sales staff development, and organizational alignment. The term of professional services engagements varies based on the depth of the service purchased and the size of the member organization.

CEB Talent Assessment Segment

The CEB Talent Assessment segment focuses primarily on the Human Resources function and markets its services to other corporate functions. Our assessment and development solutions help companies manage human capital investments. These offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations and are generally implemented as pre-hire or post-hire applications. Our proprietary workshops and technical training provide an executive education curriculum supported by e-learning resources for members seeking to enhance skill development for their staff. These tools and services use science and data to develop talent strategies for clients that are linked to business results. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments and are delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes a discussion of Adjusted revenue, Adjusted effective tax rate, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, Non-GAAP diluted earnings per share, and constant currency financial information, all of which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A reconciliation of these non-GAAP measures to the most directly comparable GAAP measures is included in the accompanying tables. “Adjusted EBITDA margin” refers to Adjusted EBITDA as a percentage of Adjusted revenue.

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

•

Net non-operating foreign currency gain (loss): Beginning in the first quarter of 2015, we adjusted for the impact of the net non-operating foreign currency gain (loss) included in other (expense) income. These items primarily result from the remeasurement of foreign currency cash balances held by CEB US and subsidiaries with the US dollar (“USD”) as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency was the USD prior to the revision of our corporate structure on October 1, 2015 to geographically align our intellectual property with our US and global commercial operations, resulting in a significant change to the economic facts and circumstances for subsidiaries that were previously dependent on the parent company for financing. We believe this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses.

•

Business transformation initiative: Beginning in the first quarter of 2016, we adjusted for the impact of costs associated with our business transformation initiative, which is a multiyear effort that will consolidate and standardize our sales force automation and financial systems. These costs include software license fees, third-party vendor costs related to the implementation and development of the systems, and costs related to employees that are devoted to the initiative. Under new accounting rules in effect as of January 1, 2016, the majority of costs related to the development and implementation of cloud-based computing systems now have to be expensed in the current period as they are incurred instead of being capitalized and depreciated over time. We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

•

Debt extinguishment costs, loss on investments, net, equity method investment loss, restructuring costs, impairment loss, and gain on cost method investment: We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

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
•

Adjusted effective tax rate: Beginning in the third quarter of 2015, we adjusted for the impact of certain discrete items included in the effective tax rate such as government provided tax incentives that were claimed in 2015 but relate to prior year periods, the change in our election to claim foreign tax credits that were previously taken as deductions, changes in tax planning strategies, and changes in valuation allowances in certain jurisdictions. We exclude these items because management believes it will facilitate the comparison of the annual effective rate over time. The Adjusted effective tax rate is calculated by dividing the adjusted provision for income taxes, which excludes discrete items and the tax effects of the other non-GAAP adjustments (using statutory rates), by the adjusted income before the provision for income taxes.

We are a global company that reports financial information in USD. Foreign currency exchange rate fluctuations affect the amounts reported from translating foreign revenues and expenses into USD. These rate fluctuations can have a significant effect on our reported operating results. As a supplement to our reported operating results, we present constant currency financial information. We use constant currency financial information to provide a framework to assess how our business performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses. To calculate financial information on a constant currency basis, financial information in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Revenue	$177,977	$45,221	$223,198	$172,894	$48,705	$221,599
Impact of the deferred revenue fair value adjustment	774	—	774	54	365	419
Adjusted revenue	$178,751	$45,221	$223,972	$172,948	$49,070	$222,018

Constant Currency Adjusted Revenue

	Three Months Ended March 31, 2016
	CEB	CEB Talent Assessment	Total
Adjusted revenue	$178,751	$45,221	$223,972
Currency exchange rate fluctuations	1,384	2,450	3,834
Constant currency Adjusted revenue	$180,135	$47,671	$227,806

Adjusted EBITDA

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Net income			$4,543			$19,090
Provision for income taxes			4,513			12,167
Interest expense, net			5,616			4,344
Other income, net			1,453			(5,631)
Operating profit (loss)	$23,410	$(7,285)	16,125	$30,935	$(965)	29,970
Other (expense) income, net	(2,070)	617	(1,453)	3,408	2,223	5,631
Net non-operating foreign currency loss (gain)	1,575	(771)	804	(3,810)	(2,393)	(6,203)
Loss on other investments, net	890	—	890	—	—	—
Equity method investment loss	143	191	334	643	194	837
Depreciation and amortization	10,713	14,913	25,626	8,822	8,020	16,842
Business transformation costs	3,288	—	3,288	—	—	—
Impact of the deferred revenue fair value adjustment	774	—	774	54	365	419
Acquisition related costs	1,457	—	1,457	—	—	—
Restructuring costs	598	297	895	290	948	1,238
Share-based compensation	3,740	478	4,218	4,021	382	4,403
Adjusted EBITDA	$44,518	$8,440	$52,958	$44,363	$8,774	$53,137
Adjusted EBITDA margin	24.9%	18.7%	23.6%	25.7%	17.9%	23.9%

Constant Currency Adjusted EBITDA

	Three Months Ended March 31, 2016
	CEB	CEB Talent Assessment	Total
Adjusted EBITDA	$44,518	$8,440	$52,958
Currency exchange rate fluctuations	(575)	600	25
Constant currency Adjusted EBITDA	$43,943	$9,040	$52,983

Adjusted Net Income

	Three Months Ended March 31,
	2016	2015
Net income	$4,543	$19,090
Net non-operating foreign currency loss (gain) (1)	817	(5,388)
Loss on other investments, net (1)	521	—
Equity method investment loss (1)	275	577
Amortization of acquisition related intangibles (1)	13,018	6,368
Business transformation costs (1)	1,923	—
Impact of the deferred revenue fair value adjustment (1)	532	310
Acquisition related costs (1)	867	—
Restructuring costs (1)	605	860
Share-based compensation (1)	2,586	2,733
Discrete tax items (2)	1,196	(533)
Adjusted net income	$26,883	$24,017

Non-GAAP Diluted Earnings per Share

	Three Months Ended March 31,
	2016	2015
Diluted earnings per share	$0.14	$0.56
Net non-operating foreign currency loss (gain) (1)	0.02	(0.16)
Loss on other investments, net (1)	0.01	—
Equity method investment loss (1)	0.01	0.02
Amortization of acquisition related intangibles (1)	0.40	0.19
Business transformation costs (1)	0.06	—
Impact of the deferred revenue fair value adjustment (1)	0.02	0.01
Acquisition related costs (1)	0.03	—
Restructuring costs (1)	0.02	0.03
Share-based compensation (1)	0.08	0.08
Discrete tax items (2)	0.03	(0.02)
Non-GAAP diluted earnings per share	$0.82	$0.71

Adjusted Effective Tax Rate

	Three Months Ended March 31,
	2016	2015
Effective tax rate	49.8%	38.9%
Effect on tax rate of discrete items	(3.0)%	1.2%
Effect on tax rate of non-GAAP adjustments using statutory rates	(15.2)%	1.2%
Adjusted effective tax rate	31.6%	41.3%

(1)

Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: (2)% in 2016 and 13% in 2015 for the net non-operating foreign currency (loss) gain; 42% in 2016 for the loss on other investments, net; 18% in 2016 and 31% in 2015 for the equity method investment loss; 26% in 2016 and 29% in 2015 for the amortization of acquisition related intangibles; 42% in 2016 for business transformation costs; 31% in 2016 and 26% in 2015 for the impact of the deferred revenue fair value adjustment; 40% in 2016 for acquisition related costs; 32% in 2016 and 31% in 2015 for restructuring costs; and 39% in 2016 and 38% in 2015 for share-based compensation.

(2)

In the three months ended March 31, 2016, the discrete tax expense related to prior years was $1.2 million, which included $0.8 million from changes in tax planning strategies and a $0.4 million increase in reserves for uncertain tax positions. In the three months ended March 31, 2015, discrete tax benefits of $0.5 million related primarily to a release of a valuation allowance.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, fair value measures, and related disclosures of assets and liabilities. In our 2015 Annual Report on Form 10-K, we discussed our material accounting policies that we believe are critical and require the use of complex judgment in their application. There have been no changes to our critical accounting policies since that time.

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended March 31,
	2016	% of Revenue	2015	% of Revenue
Revenue	$223,198		$221,599
Costs and expenses
Cost of services	79,737	35.7%	78,659	35.5%
Member relations and marketing	67,983	30.5%	66,085	29.8%
General and administrative	28,087	12.6%	28,805	13.0%
Depreciation and amortization	25,626	11.5%	16,842	7.6%
Business transformation costs	3,288	1.5%	—
Acquisition related costs	1,457	0.7%	—
Restructuring costs	895	0.4%	1,238	0.6%
Total costs and expenses	207,073	92.8%	191,629	86.5%
Operating profit	16,125	7.2%	29,970	13.5%
Other (expense) income, net
Interest income and other	(1,273)		5,726
Interest expense	(5,796)		(4,439)
Total other (expense) income, net	(7,069)		1,287
Income before provision for income taxes	9,056		31,257
Provision for income taxes	4,513		12,167
Net income	$4,543		$19,090

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

•

Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures, and equipment; capitalized software; and website development costs.

•

Business transformation costs, which represent costs associated with a multiyear effort that will consolidate and standardize our sales force automation and financial systems. These costs include software license fees; third-party vendor costs related to the implementation and development of the systems; and costs related to employees that are devoted to the initiative.

•	Acquisition related costs, which consist primarily of transaction and severance costs.
•

Restructuring costs, which consist primarily of severance and related termination benefits associated with our workforce reduction plans for approximately 80 employees in 2015 (“2015 Plan”). The total pre-tax restructuring charges for the 2015 Plan are estimated to be approximately $6.5 million, of which $5.1 million and $0.9 million was recognized in the fourth quarter of 2015 and first quarter of 2016, respectively. Restructuring charges of $1.2 million in the three months ended March 31, 2015 related to the Company’s 2014 restructuring plan.

Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense	$(5,796)	$(4,439)
Increase in fair value of deferred compensation plan assets	479	417
Net non-operating foreign currency (loss) gain	(804)	6,203
Loss on other investments, net	(890)	—
Equity method investment loss	(334)	(837)
Interest income	180	95
Other	96	(152)
Other (expense) income, net	$(7,069)	$1,287

The increase of $1.4 million in interest expense in the three months ended March 31, 2016 compared to the same period of 2015 is primarily related to the 2015 debt refinancing, which included the issuance of Notes to repay a portion of the term loans then outstanding under our Senior Secured Credit Facilities. The Notes have a higher interest rate than the term loans, which was partially offset by lower interest costs associated with the amended credit facility. In April 2016, the Company borrowed an additional $150 million of term loans and $170 million in revolving commitments to fund the Evanta acquisition and related transaction costs, and other working capital needs. See the Liquidity and Capital Resources discussion for further information about the refinancing of the Senior Secured Credit Facilities.

The net non-operating foreign currency gain (loss) was primarily due to the remeasurement of US cash balances held by subsidiaries with a functional currency other than the US dollar, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the US dollar. In October 2015, we implemented a revised corporate structure to geographically align our intellectual property with our US and global commercial operations, which resulted in a significant change for certain non-US subsidiaries that previously had a US functional currency because they were dependent on the parent company for financing. As a result, the functional currency of substantially all of our wholly owned subsidiaries is now the applicable local currency.

Provision for Income Taxes

We compute the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. We recorded a provision for income taxes of $4.5 million and $12.2 million and the effective tax rate was 49.8% and 38.9% in the three months ended March 31, 2016 and 2015, respectively. With minor exceptions, income taxes are not provided for our foreign subsidiaries’ undistributed earnings, as such earnings are deemed to be permanently reinvested locally.

We recognized discrete tax expense of $1.2 million in the three months ended March 31, 2016 primarily related to a change in our tax planning strategies and changes in reserves for uncertain tax positions on state tax positions and foreign net operating losses. Our effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate of 35% primarily due to these discrete items and state income taxes, which were partially offset by the benefits of financing transactions in the UK. Our effective tax rate for the three months ended March 31, 2015 differed from the federal statutory rate of 35% due to state taxes, including the tax impact of state tax law changes in 2015, partially offset by the benefits of nontaxable foreign currency translation gains and the effect of financing transactions in the UK.

We made income tax payments of $8.3 million and $20.2 million in the three months ended March 31, 2016 and 2015. We had net prepaid income taxes of $8.4 million at March 31, 2016 included in Prepaid expenses and other current assets.

The Adjusted effective tax rate was 31.6% and 41.3% in the three months ended March 31, 2016 and 2015, respectively. The decrease in the Adjusted effective tax rate relates to government provided incentives and tax planning strategies effected in 2015. The Adjusted effective tax rate excludes the impact of certain discrete items noted above. We believe this is a meaningful measure to facilitate the comparison of the annual effective rate over time. We expect the Adjusted effective tax rate to be between 32% and 34% for the year ended December 31, 2016. However, the tax provision is subject to a number of uncertainties including the global allocation of income across tax jurisdictions, tax law changes, and other discrete items.

Segment Results

CEB Segment Operating Data

	Three Months Ended March 31,
	2016	2015
CEB segment Contract Value (in thousands) (1)	$667,107	$663,095
Constant currency CEB segment Contract Value (in thousands) (2)	$666,110
CEB segment member institutions (3)	7,202	6,961
CEB segment Contract Value per member institution (3)	$92,190	$95,112
Constant currency CEB segment Contract Value per member institution (2)	$92,054
CEB segment Wallet retention rate (4)	89%	95%
Constant currency CEB segment Wallet retention rate (2)	89%

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

CEB Segment Results of Operations

The financial results of operations for the CEB segment (in thousands) are presented below:

	Three Months Ended March 31,
	2016	% of Revenue	2015	% of Revenue
Revenue	$177,977		$172,894
Costs and expenses
Cost of services	62,624	35.2%	60,502	35.0%
Member relations and marketing	55,491	31.2%	51,037	29.5%
General and administrative	20,396	11.5%	21,308	12.3%
Depreciation and amortization	10,713	6.0%	8,822	5.1%
Business transformation costs	3,288	1.8%	—
Acquisition related costs	1,457	0.8%	—
Restructuring costs	598	0.3%	290	0.2%
Total costs and expenses	154,567	86.8%	141,959	82.1%
Operating profit	$23,410	13.2%	$30,935	17.9%

CEB Segment Revenue

The following table outlines CEB segment Revenue (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$177,977	$172,894
Adjusted revenue	$178,751	$172,948
Constant currency Adjusted revenue	$180,135

Revenue increased $5.1 million, or 2.9%, in the three months ended March 31, 2016 from the three months ended March 31, 2015. The increase was supported by revenue from recently acquired companies and was partially offset by lower sales bookings in North America and in certain sectors, such as energy, as well as unfavorable foreign currency effects.

Adjusted revenue increased $5.8 million, or 3.4%, in the three months ended March 31, 2016 from the three months ended March 31, 2015. The impact of the deferred revenue fair value adjustment was $0.8 million and $0.1 million in the three months ended March 31, 2016 and 2015, respectively.

Revenue was impacted by fluctuations in foreign currencies against the USD, primarily the British pound sterling (“GBP”), Euro and Australian dollar (“AUD”). Constant currency Adjusted revenue increased $7.2 million, or 4.2%, in the three months ended March 31, 2016 from the three months ended March 31, 2015.

CEB Segment Costs and Expenses

Costs and expenses were $154.6 million in the three months ended March 31, 2016, an increase of $12.6 million from $142.0 million in the three months ended March 31, 2015. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the businesses we acquired, and the impact of changes in the exchange rates of the US dollar to GBP, Euro, and Australian dollar all contributed to year-over-year variances in costs and expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs, includes salaries, payroll taxes and benefits. Total costs increased $5.1 million in the three months ended March 31, 2016 to $76.1 million from $71.0 million in the three months ended March 31, 2015. The increase was primarily due to an increase in headcount, including the impact of acquisitions completed in 2015 and salary increases.

•

Variable compensation consists of sales commissions and annual bonuses. Total costs decreased $1.2 million in the three months ended March 31, 2016 to $18.9 million from $20.1 million in the three months ended March 31, 2015. The decrease was primarily due to a decrease in the total expected payout of annual bonuses.

•

Share-based compensation costs decreased $0.3 million in the three months ended March 31, 2016 to $3.7 million from $4.0 million in the three months ended March 31, 2015. The decrease was primarily due to the reversal of previously recognized expense associated with employee terminations and was partially offset by an increase in the total fair value of awards granted in 2012 through 2015.

•	Third-party consulting costs increased $0.2 million in the three months ended March 31, 2016 to $6.9 million from $6.7 million in the three months ended March 31, 2015.
•	Travel and related costs increased $0.5 million in the three months ended March 31, 2016 to $7.4 million from $6.9 million in the three months ended March 31, 2015.
•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, increased $0.3 million in the three months ended March 31, 2016 to $7.1 million from $6.8 million in the three months ended March 31, 2015.

•

CEB segment operating expenses are impacted by currency fluctuations, primarily in the currency value of GBP compared to USD. The value of GBP versus USD decreased by $0.08, or 6%, on average, in the three months ended March 31, 2016 compared to the same period in 2015. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$34,646	19.5%	$33,844	19.6%	$802	2.4%
Variable compensation	$5,528	3.1%	$5,788	3.3%	$(260)	(4.5)%
Share-based compensation	$1,424	0.8%	$1,481	0.9%	$(57)	(3.8)%
Third-party consulting	$5,463	3.1%	$5,161	3.0%	$302	5.9%
Travel and related	$3,484	2.0%	$2,990	1.7%	$494	16.5%
Allocated facilities	$3,044	1.7%	$2,958	1.7%	$86	2.9%

Cost of services increased 3.5%, or $2.1 million to $62.6 million in the three months ended March 31, 2016 from $60.5 million in the three months ended March 31, 2015. The increase in compensation and related costs was primarily due to an increase in headcount, including the impact of acquisitions completed in 2015 and salary increases. In addition, costs associated with the delivery of member meetings and teleconferences increased $0.5 million.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$30,907	17.4%	$26,897	15.6%	$4,010	14.9%
Variable compensation	$10,796	6.1%	$11,090	6.4%	$(294)	(2.7)%
Share-based compensation	$644	0.4%	$861	0.5%	$(217)	(25.2)%
Third-party consulting	$600	0.3%	$616	0.4%	$(16)	(2.6)%
Travel and related	$3,358	1.9%	$3,333	1.9%	$25	0.8%
Allocated facilities	$3,259	1.8%	$2,966	1.7%	$293	9.9%

Member relations and marketing increased 8.7%, or $4.5 million, to $55.5 million in the three months ended March 31, 2016 from $51.0 million in the three months ended March 31, 2015. The $4.0 million increase in compensation and related costs was primarily due to costs associated with an increase in sales headcount.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$10,544	5.9%	$10,230	5.9%	$314	3.1%
Variable compensation	$2,608	1.5%	$3,198	1.8%	$(590)	(18.4)%
Share-based compensation	$1,620	0.9%	$1,660	1.0%	$(40)	(2.4)%
Third-party consulting	$817	0.5%	$925	0.5%	$(108)	(11.6)%
Travel and related	$618	0.3%	$595	0.3%	$23	3.8%
Allocated facilities	$796	0.4%	$845	0.5%	$(49)	(5.8)%

General and administrative decreased 4.3%, or $0.9 million, to $20.4 million in the three months ended March 31, 2016 from $21.3 million in the three months ended March 31, 2015. The $0.6 million decrease in variable compensation was primarily due to a decrease in the total expected payout of annual bonuses.

Depreciation and Amortization

The following table outlines the components of Depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$5,778	3.2%	$5,897	3.4%	$(119)	(2.0)%
Amortization	$4,935	2.8%	$2,925	1.7%	$2,010	68.7%

Depreciation and amortization increased 21.4%, or $1.9 million, to $10.7 million in the three months ended March 31, 2016 from $8.8 million in the three months ended March 31, 2015. The $2.0 million increase in amortization is primarily due to the acceleration of amortization expense of an asset acquired in 2014 and acquisitions made in 2015.

Acquisition Related Costs

Acquisition related costs were $1.5 million in the three months ended March 31, 2016. These costs primarily relate to the Evanta acquisition, which was completed subsequent to the end of the first quarter of 2016.

Business Transformation Costs

Business transformation costs were $3.3 million in the three months ended March 31, 2016 related to the development and implementation of cloud-based computing systems that will consolidate and standardize our sales force automation and financial systems. Costs primarily include third-party consulting fees, software licenses, and costs related to employees who are solely dedicated to the project.

CEB Talent Assessment Segment Operating Data

	March 31,
	2016	2015
CEB Talent Assessment segment Contract Value (in thousands) (1)	$108,341
CEB Talent Assessment segment Wallet retention rate (2)	96%	104%

(1)

We define “CEB Talent Assessment segment Contract Value” at the end of the quarter, as the aggregate annualized revenue in effect on such date, without regard to the remaining duration of any such agreement, attributed to all subscription agreements for online product access plus the aggregate annual revenue attributed to all advanced purchases of online testing units. We began to calculate and provide this operating metric in the three months ended December 31, 2015.

(2)

We define “CEB Talent Assessment segment Wallet retention rate” at the end of the quarter, on a constant currency basis, as the last 12 months of total segment Adjusted revenue from prior year customers as a percentage of the prior 12 months of total segment Adjusted revenue.

CEB Talent Assessment Segment Results of Operations

The results of operations for the CEB Talent Assessment segment (in thousands) are presented below:

	Three Months Ended March 31,
	2016	% of Revenue	2015	% of Revenue
Revenue	$45,221		$48,705
Costs and expenses
Cost of services	17,113	37.8%	18,157	37.3%
Member relations and marketing	12,492	27.6%	15,048	30.9%
General and administrative	7,691	17.0%	7,497	15.4%
Depreciation and amortization	14,913	33.0%	8,020	16.5%
Restructuring costs	297	0.7%	948	1.9%
Total costs and expenses	52,506	116.1%	49,670	102.0%
Operating loss	$(7,285)	(16.1)%	$(965)	(2.0)%

CEB Talent Assessment Segment Revenue

The following table outlines CEB Talent Assessment Segment Revenue (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$45,221	$48,705
Adjusted revenue	$45,221	$49,070
Constant currency Adjusted revenue	$47,671

Revenue decreased $3.5 million, or 7.2%, to $45.2 million in the three months ended March 31, 2016 from $48.7 million in the three months ended March 31, 2015. The decrease was primarily due to lower sales bookings and fluctuations in foreign currencies.

Adjusted revenue decreased $3.9 million, or 7.8%, to $45.2 million in the three months ended March 31, 2016 from $49.1 million in the three months ended March 31, 2015. The impact of the deferred revenue fair value adjustment was $0.4 million in the three months ended March 31, 2015. Constant currency Adjusted revenue decreased $1.4 million, or 2.9%, to $47.7 million in the three months ended March 31, 2016 from $49.1 million in the three months ended March 31, 2015.

The CEB Talent Assessment segment includes international operations that subject us to risks related to currency exchange fluctuations. The functional currencies of the subsidiaries in the CEB Talent Assessment segment are the respective local currencies of the subsidiaries. The subsidiaries contract and invoice in local currencies, thus revenue is impacted by the fluctuations in foreign currency rates, specifically, the exchange rate of GBP, AUD, and Euro against the USD.

CEB Talent Assessment Segment Costs and Expenses

Costs and expenses were $52.5 million in the three months ended March 31, 2016, an increase of $2.8 million from $49.7 million in the three months ended March 31, 2015. The primary expenses recorded by the CEB Talent Assessment segment are compensation and related costs, variable compensation, travel and related costs, facilities costs, and third-party consulting costs. Costs and expenses are also impacted by changes in the exchange rates of GBP, Euro, and other currencies. CEB Talent Assessment segment costs and expenses are denominated primarily in GBP; therefore, with revenues being denominated in local currencies as discussed above, operating profit is impacted by the fluctuations in currencies against GBP. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs include salaries, payroll taxes, and benefits. Total costs decreased $1.6 million in the three months ended March 31, 2016 to $22.7 million from $24.3 million in the three months ended March 31, 2015. The decreases were primarily due to benefits from foreign currency fluctuations.

•

Variable compensation includes sales incentives and annual bonuses. Total costs decreased $0.8 million in the three months ended March 31, 2016 to $4.2 million from $5.0 million in the three months ended March 31, 2015. The decrease was primarily due to a decrease in annual sales incentives due to lower sales bookings.

•

Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs were $1.9 million in the three months ended March 31, 2016 and 2015.

•

Travel and related expenses primarily relate to sales staff travel and travel incurred to deliver services to customers. Total costs decreased $0.3 million in the three months ended March 31, 2016 to $1.2 million from $1.5 million in the three months ended March 31, 2015.

•

Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. Total costs increased $0.1 million in the three months ended March 31, 2016 to $2.2 million from $2.1 million in the three months ended March 31, 2015.

•

The CEB Talent Assessment segment operating expenses are impacted by currency fluctuations. Approximately 60% of expenses are based in GBP. The value of the GBP versus the USD, on average, decreased by $0.08, or 6%, in the three months ended March 31, 2016 compared to the same period in 2015. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$10,852	24.0%	$11,179	23.0%	$(327)	(2.9)%
Variable compensation	$1,563	3.5%	$1,587	3.3%	$(24)	(1.5)%
Third-party consulting	$1,798	4.0%	$1,737	3.6%	$61	3.5%
Travel and related	$469	1.0%	$656	1.3%	$(187)	(28.5)%
Allocated facilities	$1,053	2.3%	$1,058	2.2%	$(5)	(0.5)%

Cost of services decreased 5.7%, or $1.1 million, to $17.1 million in the three months ended March 31, 2016 from $18.2 million in the three months ended March 31, 2015. The decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$7,932	17.5%	$8,718	17.9%	$(786)	(9.0)%
Variable compensation	$2,267	5.0%	$3,037	6.2%	$(770)	(25.4)%
Travel and related	$615	1.4%	$686	1.4%	$(71)	(10.3)%
Allocated facilities	$649	1.4%	$652	1.3%	$(3)	(0.5)%

Member relations and marketing decreased 17.0%, or $2.5 million, to $12.5 million in the three months ended March 31, 2016 from $15.0 million in the three months ended March 31, 2015. The $0.8 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations. The $0.8 million decrease in variable compensation was primarily due to lower sales bookings.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$3,942	8.7%	$4,379	9.0%	$(437)	(10.0)%
Variable compensation	$405	0.9%	$389	0.8%	$16	4.1%
Share-based compensation	$226	0.5%	$74	0.2%	$152	205.4%
Third-party consulting	$39	0.1%	$64	0.1%	$(25)	(39.1)%
Travel and related	$123	0.3%	$111	0.2%	$12	10.8%
Allocated facilities	$485	1.1%	$348	0.7%	$137	39.4%

General and administrative increased 2.6%, or $0.2 million, to $7.7 million in the three months ended March 31, 2016 from $7.5 million in the three months ended March 31, 2015. The $0.4 million decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$2,188	4.8%	$1,927	4.0%	$261	13.5%
Amortization	$12,725	28.1%	$6,093	12.5%	$6,632	108.8%

Depreciation and amortization increased 85.9%, or $6.9 million, to $14.9 million in the three months ended March 31, 2016 from $8.0 million in the three months ended March 31, 2015. The increase in amortization expense was primarily related to the acceleration of amortization expense related to the change in the estimated useful life of the SHL trade name, which is being amortized through December 31, 2016. The change in estimated useful life resulted in an increase in amortization of $7.6 million in the three months ended March 31, 2016 and was partially offset by the benefits from foreign currency fluctuations.

CEB Talent Assessment Goodwill

We evaluated the CEB Talent Assessment reporting unit’s operating results against revenue growth rates, discount rates, residual growth rates, foreign currency rates, and other key inputs and assumptions that could affect the fair value and have not identified any impairment indicators. However, we continue to believe the fair value of the reporting unit exceeds its carrying value by less than 10%. The carrying value of the reporting unit was $517.9 million at March 31, 2016, including $319.9 million of goodwill and $166.0 million of amortizable intangible assets.

This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurements change. For example, if all assumptions were held constant, a one percentage point increase in the discount rate would result in a $23 million decrease in the estimated fair value of the reporting unit. A 5% decrease in the selected market multiples would result in a $13 million decrease in the estimated fair value of the reporting unit.

We will perform our annual goodwill impairment test as of October 1 and continue to evaluate for impairment indicators on a quarterly basis.

Liquidity and Capital Resources

At March 31, 2016, we had $246.3 million of Term A-2 Loans outstanding with an annual interest rate of 1.93% and borrowings of $65.0 million under the Revolving Credit Facility with a weighted average annual interest rate of 1.94%. We were in compliance with all of the covenants under the Credit Agreement at March 31, 2016.

On April 29, 2016, in connection with the closing of the Evanta acquisition, the Company, together with certain of its subsidiaries acting as guarantors, entered into Amendment No. 5 (“Amendment No. 5”) to the Company’s senior secured credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Amendment No. 5 (i) increased the size of the Company’s existing term A-2 facility (“Term A-2 Facility”) by $150.0 million (such increase, the “Additional Term A Loans”) and (ii) increased its revolving credit facility by $100.0 million for a total available amount of $350.0 million (“Revolving Credit Facility” and, together with the Term A-2 Facility, the “Senior Secured Credit Facilities”). Amendment No. 5 also refinanced all term loans outstanding under the Senior Secured Credit Facilities (“Term A-2 Term Loans”) and Additional Term A Loans into a single tranche (the existing Term A-2 Term Loans plus the Additional Term A Loans, together as refinanced, “Term A-3 Loans”) and extended the maturity date of the Senior Secured Credit Facilities from June 9, 2020 to June 9, 2021. The principal amount of the Term A-3 Loans amortizes in quarterly installments equal to (i) for the first two years commencing on June 30, 2016, 2% of the original principal amount of the Term A-3 Loans and (ii) for the next three years thereafter, 4% of the original principal amount of the Term A-3 Loans with the balance payable at maturity.

In April 2016, the $150.0 million of Additional Term A Loans and $170.0 million under the Revolving Credit Facility were drawn by the Company to fund the Evanta acquisition and related transaction costs, and other working capital needs.

Borrowings under the Senior Secured Credit Facilities bear interest at rates based on the ratio of the Company’s and its subsidiaries’ consolidated indebtedness to the Company’s and its subsidiaries’ consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Senior Secured Credit Facilities. The interest rate per annum applicable to the loans under the Senior Secured Credit Facilities will be based on a fluctuating rate of interest equal to the sum of an applicable margin and, at the Company’s election from time to time, of either (1) a base rate determined by reference to the highest of (a) the rate as publicly announced from time to time by Bank of America as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the one-month LIBOR plus 1.00%, or (2) a Eurocurrency rate determined by reference to LIBOR with a term, as selected by the Company, of one, two, three, or six months (or twelve months if consented to by all the lenders under the applicable loan). At April 29, 2016, the Term A-3 Loans have an applicable margin equal to 1.75% in the case of LIBOR loans. Borrowings under the Senior Secured Credit Facilities will be subject to a “zero percent” floor in the case of LIBOR loans.

The Senior Secured Credit Facilities are secured by certain collateral, subject to certain exceptions and thresholds, including (a) a perfected first priority security interests in substantially all tangible and intangible personal property and fee-owned real property of the Company and each of the Company’s wholly-owned material domestic subsidiaries, including the newly acquired Evanta entities and their subsidiaries and (b) a perfected first priority pledge of (i) the equity interests of each direct domestic restricted subsidiary of the Company and each of the Company’s wholly-owned material subsidiaries, including the newly acquired Evanta entities and their subsidiaries and (ii) 65% of the stock of each material first-tier foreign restricted subsidiary of the Company. On April 29, 2016, the Company and the newly acquired Evanta entities and their subsidiaries entered into the applicable security documents, and certain collateral was pledged thereunder.

We had cash and cash equivalents of $160.1 million and $113.3 million at March 31, 2016 and December 31, 2015, respectively. Cash held by our foreign subsidiaries was $136.9 million at March 31, 2016. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

We believe that existing cash and cash equivalents, operating cash flows, and availability under the Revolving Credit Facility will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and investments in operations to expand market presence and enhance technology. After the April 29, 2016 refinancing, available borrowings under the Revolving Credit Facility were $103.8 million after reduction of $235.0 million of outstanding borrowings and $11.2 million of outstanding letters of credit. We expect to place increased emphasis and priority on deleveraging in the near term. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, such as the recently completed Evanta acquisition, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Cash Flows

	Three Months Ended March 31,
	2016	2015
Net cash flows provided by operating activities	$121,425	$124,118
Net cash flows used in investing activities	$(6,679)	$(6,451)
Net cash flows used in financing activities	$(66,923)	$(23,720)

Our primary uses of cash have been to fund acquisitions, debt service requirements, capital expenditures, share repurchases, and dividend payments.

Cash Flows from Operating Activities

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable, accrued expenses, accrued incentive compensation, and deferred revenue. The timing of billings and collections of receivables as well as payments for compensation arrangements affect the changes in these balances. CEB segment membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. CEB Talent Assessment segment services are generally invoiced as services are delivered. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities.

Net cash flows provided by operating activities decreased $2.7 million in the three months ended March 31, 2016 from the same period in 2015. The decrease in cash flows from operations was primarily due to lower sales bookings growth on a year-over-year basis, which resulted in lower cash collections and was mostly offset by lower income tax and interest payments in the current period.

Total income tax payments were $8.3 million and $20.2 million in the three months ended March 31, 2016 and 2015, respectively.

We made interest payments of $1.6 million and $3.7 million in the three months ended March 31, 2016 and 2015, respectively. Our interest payments will increase due to the additional borrowings in April 2016 to fund the Evanta acquisition.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities increased $0.2 million in the three months ended March 31, 2016 from the same period in 2015.

In the three months ended March 31, 2016, we used $4.2 million for capital expenditures primarily due to computer and network equipment to support infrastructure and the implementation of new products and enhancements to client-facing platforms. We also made an additional $2.5 million investment in two private entities.

We estimate that capital expenditures to support our infrastructure will be approximately $33 million to $35 million in 2016.

Cash Flows from Financing Activities

Net cash flows used in financing activities increased $43.2 million in the three months ended March 31, 2016 from the same period in 2015. In the three months ended March 31, 2016, we borrowed $35.0 million under the Revolving Commitments and repaid amounts outstanding on our credit facilities of $41.3 million. Further, we used $44.8 million in the three months ended March 31, 2016 to repurchase shares of our common stock pursuant to our stock repurchase programs that were approved by the Board of Directors in February 2015 and 2016, an increase of $38.7 million from the three months ended March 31, 2015. We increased our quarterly dividend rate from $0.375 per share in 2015 to $0.4125 per share in 2016 resulting in additional dividend payments of $0.8 million.

Contractual Obligations

There were no material changes at March 31, 2016 to the contractual obligations table disclosed in our 2015 Annual Report on Form 10-K. In April 2016, we borrowed $320 million to fund the Evanta acquisition and related transaction costs, and working capital needs.

Off-Balance Sheet Arrangements

At March 31, 2016 and December 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. Statements using words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions are intended to identify forward-looking statements. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; any statements regarding the impact of our acquisitions and any related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the US Securities and Exchange Commission (“SEC”), and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them.

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others:

•	our dependence on renewals of our membership-based services;
•	the sale of additional programs to existing members and our ability to attract new members;
•	our potential failure to adapt to changing member needs and demands or to compete successfully with other companies that offer similar products and services;
•	our potential failure to develop and sell, or expand sales markets for our CEB Talent Assessment tools and services;
•	our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues;
•

fluctuations in operating results; the implementation of our business transformation initiative may be disruptive to our operations, potential cost overruns could have material adverse effects on our results of operations, and once this initiative is completed we may not realize anticipated savings or operational benefits;

•	our potential inability to protect our intellectual property rights;
•	our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data;
•	potential confusion about our rebranding, (including the roll-out of the CEB Talent Assessment brand for what has been known previously as the SHL Talent Measurement brand);
•	our potential exposure to loss of revenue resulting from our unconditional service guarantee; exposure to litigation related to the content we provide;
•

various factors that could affect our estimated income tax rate or our ability to utilize our existing deferred tax assets; changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment;

•	our potential inability to make, integrate, and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments;
•	risks associated with our provision of products and services to certain U.S. government agencies;
•

the risk that we will be required to recognize additional impairments to the carrying value of the significant goodwill and amortizable intangible asset amounts included in our balance sheet as a result of our acquisitions, which would require us to record charges that would reduce our reported results;

•	risks associated with our significant office space lease obligations in Arlington, VA, including potential landlord or subtenant defaults;
•	risks that the businesses of CEB and Evanta may not be combined successfully, or the combination may take longer or cost more to accomplish than expected;
•	the risk that we may not achieve anticipated operating and cost synergies through combining the businesses of CEB and Evanta, or those synergies may be realized less quickly than we anticipate;
•

the risk that Evanta may not achieve the results projected in its current 2016 full year forecast or that potential operating costs, customer loss and business disruption (including employee loss or turnover) following the acquisition may be greater than expected and could negatively affect the financial results and performance of Evanta;

•

Evanta may not perform at the level we are expecting, and as a result the anticipated positive impact of the acquisition of Evanta on the operations and future financial results of CEB may not be achieved or may be lower than expected;

•

our potential inability to effectively manage the risks (including interest rate risk) associated with our existing indebtedness, including the terms of and restrictions in our senior secured credit facilities, as well as additional indebtedness we incurred in connection with the Evanta acquisition or other indebtedness we may incur in the future;

•	our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations;
•

our potential inability to effectively anticipate, plan for and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy and the US economy; and

•	the impact of volatility in the trading price of our common stock, including as a result of any decision to reduce or discontinue dividends or share repurchases.

In addition, forward-looking statements may be affected by risks and uncertainties associated with the acquisition of the Evanta business, including that the businesses of CEB and Evanta may not be combined successfully, or the combination may take longer or cost more to accomplish than expected; we may not achieve anticipated operating and cost synergies through combining the businesses of CEB and Evanta, or those synergies may be realized less quickly than we anticipate; Evanta may not achieve the results projected in its current 2016 full year forecast; potential operating costs, customer loss, and business disruption (including employee loss or turnover) following the acquisition may be greater than expected and could negatively affect the financial results and performance of Evanta; Evanta may not perform at the level we are expecting, and as a result the anticipated positive impact of the acquisition on the operations and future financial results of CEB may not be achieved or may be lower than expected and our leverage, which was increased in connection with the acquisition, could materially and adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under the Senior Secured Credit Facilities.

In Part I, “Item 1A. Risk Factors” of our 2015 Annual Report on Form 10-K, as filed with the SEC on February 26, 2016, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred in the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect its financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K. There were no material changes during the quarter ended March 31, 2016 to the information included in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
January 1, 2016 to January 31, 2016	34,315	$56.73	33,495	$37,741,098
February 1, 2016 to February 29, 2016	371,524	$52.48	361,811	$168,742,840
March 1, 2016 to March 31, 2016	482,389	$61.11	433,104	$142,349,250
Total	888,228		828,410

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)

In February 2016, our Board of Directors approved a $150 million stock repurchase program, which is authorized through December 31, 2017. The program is in addition to the program authorized in February 2015, which was fully utilized at March 31, 2016. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by management, in its discretion, and will depend upon market conditions and other factors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 5, 2016, the Board of Directors declared a second quarter 2016 cash dividend of $0.4125 per share. The dividend is payable on June 30, 2016 to stockholders of record at the close of business on June 15, 2016. The Company funds its dividend payments with cash on hand and cash generated from operations.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit No.	Description

2.1

Stock Purchase Agreement by and among CEB Inc., CXO Acquisition Co., Sports Leadership Acquisition Co. and CXO Acquisition Holdings, LLC, dated as of April 4, 2016. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2016.)

2.2

Amendment No. 1 to Stock Purchase Agreement, dated as of April 29, 2016, by and among CEB, Inc., CXO Acquisition Co. and Sports Leadership Acquisition Co. and CXO Acquisition Holdings, LLC. (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016.)

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

3.4	Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2015.)

3.5

Amendment, dated June 24, 2015, to the Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2015.)

10.1

Amendment No. 5 to Credit Agreement, dated as of April 29, 2016, by and among CEB Inc., Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and each of the lenders party thereto (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016).

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

CEB Inc.
(Registrant)
Date: May 10, 2016	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1

Stock Purchase Agreement by and among CEB Inc., CXO Acquisition Co., Sports Leadership Acquisition Co. and CXO Acquisition Holdings, LLC, dated as of April 4, 2016. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2016.)

2.2

Amendment No. 1 to Stock Purchase Agreement, dated as of April 29, 2016, by and among CEB, Inc., CXO Acquisition Co. and Sports Leadership Acquisition Co. and CXO Acquisition Holdings, LLC. (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016.)

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

10.1

Amendment No. 5 to Credit Agreement, dated as of April 29, 2016, by and among CEB Inc., Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer and each of the lenders party thereto (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016).

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