Form 10-Q
period 2016-06-30
CEB Inc.
filed 2016-08-09
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The Company had 32,205,375 shares of common stock, par value $0.01 per share, outstanding at July 29, 2016.

CEB Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CEB Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$139,717	$113,329
Accounts receivable, net	213,513	285,048
Deferred incentive compensation	24,274	23,484
Prepaid expenses and other current assets	44,382	27,651
Total current assets	421,886	449,512
Deferred income taxes, net	7,282	16,491
Property and equipment, net	98,057	102,337
Goodwill	659,346	458,409
Intangible assets, net	229,820	230,680
Other non-current assets	92,772	81,123
Total assets	$1,509,163	$1,338,552
Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued liabilities	$86,895	$88,407
Accrued incentive compensation	38,358	59,947
Deferred revenue	442,378	449,694
Debt – current portion	7,866	4,948
Total current liabilities	575,497	602,996
Deferred income taxes, net	22,640	27,869
Other liabilities	112,598	107,592
Debt – long term	870,142	556,418
Total liabilities	1,580,877	1,294,875
Stockholders’ (deficit) equity
Common stock, par value $0.01; 100,000,000 shares authorized; 45,714,290 and 45,424,868 shares issued and 32,204,920 and 32,906,951 shares outstanding at June 30, 2016 and December 31, 2015, respectively	457	454
Additional paid-in-capital	495,196	484,209
Retained earnings	391,756	406,112
Accumulated elements of other comprehensive (loss) income	(99,411)	(44,956)
Treasury stock, at cost, 13,509,370 and 12,517,917 shares at June 30, 2016 and December 31, 2015, respectively	(859,712)	(802,142)
Total stockholders’ (deficit) equity	(71,714)	43,677
Total liabilities and stockholders’ (deficit) equity	$1,509,163	$1,338,552

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$242,603	$231,964	$465,801	$453,563
Costs and expenses
Cost of services	91,259	82,432	170,996	161,091
Member relations and marketing	70,426	65,509	138,409	131,594
General and administrative	29,964	28,293	58,051	57,098
Depreciation and amortization	26,265	16,892	51,891	33,734
Business transformation costs	6,260	—	9,548	—
Acquisition related costs	3,662	—	5,119	—
Restructuring costs	189	—	1,084	1,238
Total costs and expenses	228,025	193,126	435,098	384,755
Operating profit	14,578	38,838	30,703	68,808
Other (expense) income, net
Interest expense	(7,296)	(4,787)	(13,092)	(9,226)
Debt modification costs	(1,656)	(4,775)	(1,656)	(4,775)
Other income (expense)	5,066	(5,360)	3,793	366
Other (expense) income, net	(3,886)	(14,922)	(10,955)	(13,635)
Income before provision for income taxes	10,692	23,916	19,748	55,173
Provision for income taxes	2,946	704	7,459	12,871
Net income	$7,746	$23,212	$12,289	$42,302

Earnings per share
Basic	$0.24	$0.69	$0.38	$1.26
Diluted	$0.24	$0.69	$0.38	$1.25
Weighted average shares outstanding
Basic	32,198	33,458	32,423	33,516
Diluted	32,344	33,694	32,642	33,827

Dividends declared and paid per share	$0.4125	$0.375	$0.825	$0.75

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,746	$23,212	$12,289	$42,302
Other comprehensive (loss) income
Foreign currency translation adjustment	(41,874)	35,754	(53,660)	4,234
Foreign currency hedge, net of tax benefit (expense) of $0.1 million and $36 thousand in the three months ended June 30, 2016 and 2015 and $0.3 million and $(0.3) million in the six months ended June 30, 2016 and 2015, respectively	(432)	(68)	(999)	523
Interest rate swaps, net of tax (expense) benefit of ($0.4) million and $0.4 million in the three and six months ended June 30, 2015, respectively	—	537	—	(637)
Comprehensive (loss) income	$(34,560)	$59,435	$(42,370)	$46,422

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$12,289	$42,302
Adjustments to reconcile net income to net cash flows provided by operating activities
Debt modification costs	1,656	4,775
Loss on other investments, net	797	—
Equity method investment loss	334	898
Depreciation and amortization	51,891	33,734
Amortization of credit facility issuance costs	843	1,242
Deferred income taxes	(5,697)	797
Share-based compensation	9,224	9,003
Excess tax benefits from share-based compensation arrangements	(1,043)	(3,989)
Net foreign currency remeasurement gain	(6,548)	(857)
Changes in operating assets and liabilities:
Accounts receivable, net	80,756	86,697
Deferred incentive compensation	(1,396)	(951)
Prepaid expenses and other current assets	(17,079)	(27,119)
Other non-current assets	(7,058)	(9,404)
Accounts payable and accrued liabilities	(4,496)	(18,032)
Accrued incentive compensation	(21,537)	(25,098)
Deferred revenue	(14,285)	(8,948)
Other liabilities	5,091	208
Net cash flows provided by operating activities	83,742	85,258

Cash flows from investing activities
Purchases of property and equipment	(11,209)	(13,401)
Cost method and other investments	(4,300)	(2,589)
Acquisition of businesses, net of cash acquired	(267,890)	(5,808)
Net cash flows used in investing activities	(283,399)	(21,798)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	250,000
Borrowings from Senior Secured Credit Facilities	385,000	—
Debt payments	(68,232)	(257,250)
Debt issuance costs	(4,220)	(5,275)
Proceeds from issuance of common stock under the employee stock purchase plan	827	757
Excess tax benefits from share-based compensation arrangements	1,043	3,989
Purchase of treasury shares	(53,568)	(12,623)
Withholding of shares to satisfy minimum employee tax withholding for equity awards	(5,053)	(8,302)
Payment of dividends	(26,632)	(25,115)
Net cash flows provided by (used in) financing activities	229,165	(53,819)
Effect of exchange rates on cash	(3,120)	(432)
Net increase in cash and cash equivalents	26,388	9,209
Cash and cash equivalents, beginning of period	113,329	114,934
Cash and cash equivalents, end of period	$139,717	$124,143

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

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and in the periods presented have been included. The consolidated balance sheet at December 31, 2015 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and six months ended June 30, 2016 may not be indicative of the results that may be expected in the year ended December 31, 2016 or any other period within 2016.

Note 2. Recent Accounting Pronouncements

Recently adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU requires management to evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. If the arrangement involves a software license, the Company evaluates whether the costs meet the criteria for capitalization as internal-use software. If the arrangement does not involve a software license, the Company accounts for the arrangement as a service contract and expenses the costs as incurred. The Company adopted this accounting standard prospectively on January 1, 2016. The Company began incurring significant costs in connection with its business transformation initiative beginning in 2016 for the development and implementation of cloud-based computing systems that will consolidate and standardize its sales processes and financial systems. These arrangements are primarily accounted for as service contracts, and therefore, the implementation costs are expensed as incurred and include software license fees, third-party vendor costs related to the implementation and development of the systems, and costs related to employees that are solely dedicated to the initiative.

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

On April 29, 2016, the Company completed the acquisition of 100% of the outstanding capital stock of CXO Acquisition Co. and Sports Leadership Acquisition Co. (collectively referred to as “Evanta”). Evanta focuses on C-suite executive development and collaboration solutions for peer-to-peer engagement, networking, and leadership training between information technology and security, human resources, and finance. Evanta mainly generates revenue from sponsorship fees for its events, and that revenue is recognized on the date the event occurs. As such, the revenue generated from sponsorship fees is seasonal in nature, with a majority recognized in the second and the fourth quarters.

Evanta

The transaction was accounted for as a business combination and the results of operations of Evanta have been included in the CEB segment since the date of acquisition. Total consideration was $267.9 million, net of $17.6 million cash acquired, subject to a customary working capital adjustment. A portion of the purchase price was deposited in an escrow account to secure the indemnification obligations of the seller. The Company amended its senior secured credit agreement to allow for additional term loan and revolving credit borrowings in order to fund the acquisition.

The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date (in thousands):

Cash and cash equivalents	$17,619
Net working capital	9,959
Property and equipment, net	1,732
Deferred income tax liabilities, net	(12,821)
Deferred revenue	(19,012)
Other liabilities, net	(310)
Intangible assets, net	51,200
Goodwill	237,142
Total purchase price allocation	$285,509

The Company is still evaluating the fair value of acquired assets and liabilities and therefore, the final allocation of the purchase price has not been completed. Deferred revenue at the acquisition date was recorded at fair value, which was estimated based on the cost to provide the related services plus a reasonable profit margin on such costs. The Company preliminarily allocated $51.2 million to amortizable intangible assets with a weighted average amortization period of 6.4 years. The intangible assets consist of $27.7 million of customer relationships, $16.4 million of software, and $7.1 million of intellectual property with a weighted average amortization period of 7.0, 6.1, and 5.0 years, respectively. The estimated aggregate amortization expense for each of the succeeding five years ended December 31, 2016 through 2020 is $5.6 million, $8.4 million, $8.4 million, $7.6 million, and $7.2 million, respectively, and $14.0 million thereafter. There was $24.5 million of tax deductible intangible assets, which are expected to be tax deductible through 2027. The remaining intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of approximately $10.8 million related to the difference in book and tax basis of identifiable intangible assets. The Company allocated $237.1 million to goodwill, of which $48.1 million is expected to be tax deductible through 2027. The goodwill balance primarily represents the Company’s expected ability to generate future cash flows, drive revenue growth and lower customer acquisition costs across both Evanta and CEB by leveraging existing executive relationships and enhancing the content of CEB service offerings and events.

The amounts of revenue and net income of Evanta since the acquisition date included in the consolidated statements of operations was $11.4 million and $1.5 million, respectively, in the three and six months ended June 30, 2016.

Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the Company’s results of operations as if the Evanta acquisition had been completed on January 1, 2015. The pro forma financial information presented includes the impact of the fair value adjustment for deferred revenue, amortization expense from acquired intangible assets, interest expense, and related tax effects. The following unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred on January 1, 2015 and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma revenue	$251,548	$244,221	$476,893	$467,055
Pro forma net income	$14,513	$21,690	$15,621	$34,856

Pro forma revenue was reduced by $8.0 million related to the deferred revenue fair value adjustment in the three and six months ended June 30, 2015. Pro forma net income reflects material, nonrecurring adjustments of $4.8 million and $1.0 million related to the deferred revenue fair value adjustment and debt modification costs directly attributable to the acquisition in the three and six months ended June 30, 2015, respectively.

Other Investments

The Company held a total of eleven and nine investments in private entities with an aggregate carrying amount of $26.7 million and $23.3 million at June 30, 2016 and December 31, 2015, respectively, for which the cost method was used. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in the period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practical to estimate.

The Company also has an equity ownership in one private entity for which the equity method is used. The aggregate carrying amount was $5.7 million and $6.1 million at June 30, 2016 and December 31, 2015, respectively.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$139,717	$—	$—	$113,329	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	21,900	—	—	20,234	—
Available-for-sale securities	—	—	3,851	—	—	3,463
Financial liabilities
Forward currency contracts	$—	$1,286	$—	$—	$179	$—

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

The fair value of the Company’s Senior Secured Credit Facilities and senior notes are based on Level 2 inputs using quoted market prices for similar issuances after considering observable market-based inputs such as quality, interest rates, and other characteristics. The carrying value of the Company’s Term A-3 Loans and Revolving Credit Facility approximate their fair value as the terms and interest rate approximate market rates. The carrying value of the senior notes approximates their fair value based on a review of recent market trading activity.

Changes to the fair values classified within Level 3 were as follows (in thousands):

Six Months Ended
June 30, 2016
Beginning of period	$3,463
Available-for-sale securities acquired	1,800
Available-for-sale securities converted/disposed	(1,588)
Total gains recognized	176
End of period	$3,851

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Billed	$128,829	$191,089
Unbilled	86,520	96,696
	215,349	287,785
Allowance for uncollectible revenue	(1,836)	(2,737)
Total accounts receivable, net	$213,513	$285,048

Note 6. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Six Months Ended June 30, 2016			Year Ended December 31, 2015
	CEB Segment	CEB Talent Assessment Segment	Total	CEB Segment	CEB Talent Assessment Segment	Total
Gross goodwill, beginning of period	$170,886	$329,023	$499,909	$134,723	$347,984	$482,707
Goodwill acquired	237,142	—	237,142	40,130	—	40,130
Purchase accounting adjustments	(1,889)	—	(1,889)	(1,499)	—	(1,499)
Impact of foreign currency	(740)	(33,576)	(34,316)	(2,468)	(18,961)	(21,429)
Gross goodwill, end of period	405,399	295,447	700,846	170,886	329,023	499,909
Accumulated impairment loss, beginning of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)
Impairment loss	—	—	—	—	—	—
Accumulated impairment loss, end of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)
Net goodwill, end of period	$363,899	$295,447	$659,346	$129,386	$329,023	$458,409

Note 7. Intangible Assets, Net

Intangible assets, net at June 30, 2016 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in Years)
Customer relationships	$224,829	$20,800	$63,901	$140,128	8.7
Acquired intellectual property	95,130	—	41,566	53,564	9.7
Trade names	54,186	—	38,292	15,894	0.4
Software	34,718	—	14,484	20,234	5.9
Total	$408,863	$20,800	$158,243	$229,820	8.1

Amortization expense was $17.4 million and $8.8 million in the three months ended June 30, 2016 and 2015, and $34.8 million and $17.9 million in the six months ended June 30, 2016 and 2015, respectively. Future expected amortization of intangible assets at June 30, 2016, calculated using foreign currency exchange rates in effect at the balance sheet date, was as follows for the balance of 2016 and for future years ended December 31 (in thousands):

2016 (remaining)	$34,364
2017	35,045
2018	34,105
2019	25,731
2020	20,508
Thereafter	80,067
Total	$229,820

Note 8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred compensation	$21,342	$17,553
Lease incentives	36,330	37,239
Deferred rent benefit	38,014	37,833
Deferred revenue – long term	5,564	4,396
Other	11,348	10,571
Total other liabilities	$112,598	$107,592

Note 9. Debt

Debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior Secured Credit Facilities
Term loans, due 2021, rate of 2.21% and 1.92%	$394,269	$247,500
Revolving Credit Facility, due 2021, average rate of 2.21% and 1.83%	240,000	70,000
Notes, due 2023, rate of 5.625%	250,000	250,000
Total principal outstanding	884,269	567,500
Less: unamortized debt issuance costs
Term loans	2,912	2,593
Notes	3,349	3,541
Total unamortized debt issuance costs	6,261	6,134
Principal less unamortized debt issuance costs	878,008	561,366
Less: current portion	7,866	4,948
Debt – long term	$870,142	$556,418

Future minimum payments of debt outstanding at June 30, 2016 were as follows for the years ended December 31 (in thousands):

2016 (remaining)	$3,962
2017	7,925
2018	13,869
2019	15,850
2020	15,850
Thereafter	826,813
Total principal payments	$884,269

Senior Secured Credit Facilities Amendment

On April 29, 2016, in connection with the closing of the Evanta acquisition, the Company, together with certain of its subsidiaries acting as guarantors, entered into Amendment No. 5 (“Amendment No. 5”) to the Company’s senior secured credit agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “Credit Agreement”). Amendment No. 5 (i) increased the size of the Company’s existing term A-2 facility (“Term A-2 Facility”) by $150.0 million (such increase, the “Additional Term A Loans”) and (ii) increased its revolving credit facility by $100.0 million for a total available amount of $350.0 million (“Revolving Credit Facility” and, together with the Term A-2 Facility, the “Senior Secured Credit Facilities”). Amendment No. 5 also refinanced all term loans outstanding under the Senior Secured Credit Facilities (“Term A-2 Term Loans”) and Additional Term A Loans into a single tranche (the existing Term A-2 Term Loans plus the Additional Term A Loans, together as refinanced, “Term A-3 Loans”) and extended the maturity date of the Senior Secured Credit Facilities from June 9, 2020 to April 29, 2021. The principal amount of the Term A-3 Loans amortizes in quarterly installments equal to (i) for the first two years commencing on June 30, 2016, 2% of the original principal amount of the Term A-3 Loans and (ii) for the next three years thereafter, 4% of the original principal amount of the Term A-3 Loans with the balance payable at maturity.

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

The $150.0 million of Additional Term A Loans and a net amount of $170.0 million under the Revolving Credit Facility were drawn to fund the Evanta acquisition, related transaction costs, and other working capital needs in the six months ended June 30, 2016.

The Company evaluated each investor of the Term A-2 Loans that reinvested in the Term A-3 Loans. The change in the present value of the future cash flows between the investments was less than 10% and, thus, the debt refinancing was accounted for as a debt modification for which the Company expensed debt issuance costs paid to third parties and capitalized debt issuance costs paid to the creditors as a reduction to debt. The Company determined a new effective interest rate to amortize the capitalized debt issuance costs. In addition, debt issuance costs related to the revolving commitments under the Revolving Credit Facility were deferred and amortized over the extended term since the borrowing capacity of the new arrangement was greater than the borrowing capacity of the old arrangement.

In June 2015, the Company used the proceeds from the offering of the senior notes, together with borrowings under the Term A-2 Loans and cash on hand, to prepay and terminate the Company’s then existing Term A-1 Loans and to pay related fees and expenses. Accordingly, the Company recognized debt modification costs based on its evaluation of the refinanced borrowings for each investor.

The Company recorded $1.7 million and $4.8 million in debt modification costs related to these debt transactions in the three months ended June 30, 2016 and 2015, respectively.

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

The Company has entered into forward currency contracts to sell Australian dollars (“AUD”) and Euros (“EUR”) and buy British pound sterling (“GBP”), which will settle at various times through December 31, 2016. These contracts have been designated as cash flow hedges of anticipated revenue to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness. The contracts provide a natural offset to GBP costs. The notional amount of outstanding forward currency contracts at June 30, 2016 was AUD 9.6 million and EUR 7.9 million. In July 2016, the Company entered into additional forward currency contracts to sell AUD 2.3 million and EUR 7.8 million.

The fair value of derivative instruments in the condensed consolidated balance sheets was as follows (in thousands):

Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Liability derivatives
Accounts payable and accrued liabilities (foreign currency contracts)	$1,286	$179

The pre-tax derivative instrument gains and losses recognized in OCI were as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)		Amount of Gain (Loss) Recognized in OCI on Derivative (Effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Forward currency contracts	$(843)	$686	$(1,819)	$1,762
Interest rate swap arrangements	—	138	—	(2,603)

The pre-tax effect of derivative instruments in the condensed consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective portion)	2016	2015	2016	2015
Revenue	$(383)	$564	$(608)	$876
Cost of services	—	16	—	(7)
Member relations and marketing	—	16	—	(6)
General and administrative	—	5	—	(2)
Interest expense	(167)	(764)	(334)	(1,548)
Other income, net	—	190	—	96
	$(550)	$27	$(942)	$(591)

Note 11. Stockholders’ Equity and Share-Based Compensation

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

The Company recognized share-based compensation costs of $5.0 million and $4.6 million in the three months ended June 30, 2016 and 2015, and $9.2 million and $9.0 million in the six months ended June 30, 2016 and 2015, respectively. These amounts are allocated to Cost of services, Member relations and marketing, and General and administrative expenses in the condensed consolidated statements of operations. The total income tax benefit for share-based compensation arrangements was $2.0 million and $1.8 million in the three months ended June 30, 2016 and 2015, and $3.7 million and $3.6 million in the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, $40.6 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

In the six months ended June 30, 2016, the Company granted 449,806 RSUs and 46,597 PSAs with a weighted-average grant date fair value of $59.62 and $58.74, respectively. Additionally, 240,176 RSUs vested in the six months ended June 30, 2016 with a weighted-average grant date fair value of $61.39.

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

The Company repurchased 0.1 million and 0.9 million shares of its common stock at a total cost of $5.2 million and $52.5 million, pursuant to publicly announced plans in the three and six months ended June 30, 2016, respectively. The remaining repurchase activity was related to common stock surrendered by employees to satisfy federal and state tax withholding obligations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. The Company declared and paid a quarterly cash dividend of $0.4125 per share in each of the first two quarters of 2016. In July 2016, the Board of Directors declared a third quarter 2016 cash dividend of $0.4125 per share. The dividend is payable on September 30, 2016 to stockholders of record at the close of business on September 15, 2016.

Note 12. Restructuring Costs

In the fourth quarter of 2015, the Company committed to a workforce reduction plan (“2015 Plan”) as it identified areas for change in the market structure, initiated other actions to streamline operations, and rebalanced the management mix in certain areas. Total pre-

tax restructuring charges related to the 2015 Plan were $6.2 million, consisting primarily of severance and related termination benefits. Of this amount, $5.1 million and $1.1 million was recognized in the fourth quarter of 2015 and in the first half of 2016, respectively as Restructuring costs in the consolidated statements of operations. Substantially all of the cash will be paid in 2016. The Company does not expect to incur any additional costs associated with the 2015 Plan.

Note 13. Income Taxes

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries, as such earnings are deemed to be permanently reinvested locally.

The effective tax rate was 27.6% and 37.8% in the three and six months ended June 30, 2016 and 2.9% and 23.3% in the three and six months ended June 30, 2015, respectively.

The Company’s effective tax rate in the three and six months ended June 30, 2016 differed from the federal statutory rate of 35% primarily due to the benefits of a UK financing transaction, the overall impact of earnings within and outside the US, state income taxes, and US government incentives, such as research tax credits and deductions related to domestic production activities. In addition, the Company recognized a $0.7 million discrete tax benefit and $0.5 million of discrete tax expense in the three and six months ended June 30, 2016. The discrete tax benefit in the three months ended June 30, 2016 primarily included a reduction in a valuation allowance for state credits. The discrete tax expense in the six months ended June 30, 2016 primarily included changes related to amended returns and an increase in reserves for uncertain tax positions.

The Company’s effective tax rate in the three and six months ended June 30, 2015 differed from the federal statutory rate due to discrete items, foreign tax credits, government provided tax incentives, and the benefits of a UK financing transaction, which were partially offset by state income taxes. The Company recognized a discrete tax benefit of $6.7 million and $7.1 million in the three and six months ended June 30, 2015. The discrete tax benefit in the three and six months ended June 30, 2015 was primarily related to amending certain US returns resulting in the recognition of $1.9 million of tax benefits for US foreign tax credits that were previously taken as deductions and $4.6 million in tax benefits for US government provided incentives for domestic productions activities and research and development credits.

The Company made income tax payments of $8.7 million and $25.3 million in the three months ended June 30, 2016 and 2015, and $17.0 million and $45.5 million in the six months ended June 30, 2016 and 2015, respectively. The Company had net prepaid income taxes of $13.6 million at June 30, 2016 included in Prepaid expenses and other current assets.

Note 14. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	32,198	33,458	32,423	33,516
Effect of dilutive common shares outstanding	146	236	219	311
Diluted weighted average common shares outstanding	32,344	33,694	32,642	33,827

Note 15. Commitments and Contingencies

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect its financial results.

Note 16. Changes in Accumulated Other Comprehensive (Loss) Income

Accumulated elements of other comprehensive (loss) income (“AOCI”) is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three and six months ended June 30, 2016 were as follows (in thousands):

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, March 31, 2016	$(1,712)	$(55,495)	$(57,207)
Net unrealized losses	(738)	—	(738)
Reclassification of losses into earnings	408	—	408
Translation of net investments in foreign operations	—	(41,874)	(41,874)
Net change in Accumulated other comprehensive loss	(330)	(41,874)	(42,204)
Balance, June 30, 2016	$(2,042)	$(97,369)	$(99,411)

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2015	$(1,247)	$(43,709)	$(44,956)
Net unrealized losses	(1,485)	—	(1,485)
Reclassification of losses into earnings	690	—	690
Translation of net investments in foreign operations	—	(53,660)	(53,660)
Net change in Accumulated other comprehensive loss	(795)	(53,660)	(54,455)
Balance, June 30, 2016	$(2,042)	$(97,369)	$(99,411)

Note 17. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company has two reportable segments, CEB and CEB Talent Assessment. The CEB segment includes the legacy CEB business, PDRI and Evanta. The CEB Talent Assessment Segment includes the legacy SHL business. The Company’s segment profit measure is Adjusted EBITDA.

Information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
CEB segment	$192,195	$181,773	$370,172	$354,667
CEB Talent Assessment segment	50,408	50,191	95,629	98,896
	$242,603	$231,964	$465,801	$453,563
Adjusted revenue
CEB segment	$200,739	$181,773	$379,490	$354,721
CEB Talent Assessment segment	50,408	50,880	95,629	99,950
	$251,147	$232,653	$475,119	$454,671
Adjusted EBITDA
CEB segment	$54,069	$49,782	$98,587	$94,145
CEB Talent Assessment segment	10,446	10,576	18,886	19,350
	$64,515	$60,358	$117,473	$113,495
Adjusted EBITDA margin
CEB segment	25.7%	25.9%	24.7%	25.0%
CEB Talent Assessment segment	26.9%	27.4%	26.0%	26.5%
	20.7%	20.8%	19.7%	19.4%
Depreciation and amortization
CEB segment	$11,245	$8,811	$21,958	$17,633
CEB Talent Assessment segment	15,020	8,081	29,933	16,101
	$26,265	$16,892	$51,891	$33,734

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$242,603	$231,964	$465,801	$453,563
Impact of the deferred revenue fair value adjustment	8,544	689	9,318	1,108
Adjusted revenue	$251,147	$232,653	$475,119	$454,671

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,746	$23,212	$12,289	$42,302
Provision for income taxes	2,946	704	7,459	12,871
Interest expense, net	7,144	4,693	12,760	9,037
Debt modification costs	1,656	4,775	1,656	4,775
Net non-operating foreign currency (gain) loss	(4,810)	4,732	(4,006)	(1,471)
(Gain) loss on other investments, net	(93)	—	797	—
Equity method investment loss	—	61	334	898
Depreciation and amortization	26,265	16,892	51,891	33,734
Business transformation costs	6,260	—	9,548	—
Impact of the deferred revenue fair value adjustment	8,544	689	9,318	1,108
Acquisition related costs	3,662	—	5,119	—
Restructuring costs	189	—	1,084	1,238
Share-based compensation	5,006	4,600	9,224	9,003
Adjusted EBITDA	$64,515	$60,358	$117,473	$113,495

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

CEB Segment

The CEB segment includes legacy CEB, Personnel Decision Research Institution, Inc. (“PDRI”), and Evanta. The CEB segment provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions and enable members to focus efforts to address emerging and recurring business challenges efficiently and effectively. With the acquisition of Evanta, CEB provides focus on C-suite executive development and collaboration solutions for peer-to-peer engagement, networking, and leadership training. PDRI provides customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises.

Our primary source of revenue is the delivery of annual, fixed-fee membership subscriptions to a global base of customers. In addition, we offer professional services that relate to workforce survey and analytics, executive and staff training, and talent assessment services. Included in the CEB Segment is the revenue from the Evanta acquisition, which is mainly generated from sponsorship fees for its events and is recognized on the date the event occurs. As such, the revenue generated from sponsorship fees is seasonal in nature, with a majority recognized in the second and the fourth quarters. Evanta also generates revenue from a membership based service and an online leadership development learning platform both of which are recognized on a pro rata basis over the membership term of service, which is generally 12 months.

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

Our professional services are primarily delivered to Human Resources and Sales executives. Human Resources based professional services address the entire employee life cycle, helping executives improve business performance by realizing the value and potential of their people. Sales based professional services assist our member companies with changing the way they engage customers to ensure greater success through sales management training, sales staff development, and organizational alignment. The term of professional services engagements varies based on the depth of the service purchased and the size of the member organization.

CEB Talent Assessment Segment

Our CEB Talent Assessment segment primarily consists of the acquired SHL Group Holdings I (“SHL”) business without PDRI. We offer cloud based talent assessment solutions, development, strategy, analytics, decision support, and professional services that support those solutions, enabling client access to data, analytics, and insights for assessing and managing employees and applicants. CEB Talent Assessment assists clients with determining potential candidates for employment and developing existing employees and also provides consulting services that help maximize the utility of assessment data. The tools and services provided by CEB Talent Assessment use science and data to develop talent strategies for clients that are linked to business results.

Our focus is primarily on supporting the Human Resources function and we market services to other corporate functions. CEB Talent Assessment offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations and are generally implemented as pre-hire or post-hire applications. Our proprietary workshops and technical training provide an executive education curriculum supported by e-learning resources for members seeking to enhance skill development for their staff. These tools and services use science and data to develop talent strategies for clients that are linked to business results. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments and are delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments.

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

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

•

Certain business combination accounting entries and expenses related to acquisitions: We have adjusted for the impact of the deferred revenue fair value adjustment, amortization of acquisition related intangibles, and acquisition related costs. We incurred transaction and certain other operating expenses in connection with our acquisitions, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. We believe that excluding these acquisition related items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these acquisition related items since the nature, size, and number of acquisitions can vary from period to period and because they are not considered by management in making operating decisions.

•

Net non-operating foreign currency gain (loss): Beginning in the first quarter of 2015, we adjusted for the impact of the net non-operating foreign currency gain (loss) included in other (expense) income. These items primarily result from the remeasurement of foreign currency cash balances held by CEB US and subsidiaries with the US dollar (“USD”) as their functional currency, USD cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency was the USD prior to the revision of our corporate structure on October 1, 2015 to geographically align our intellectual property with our US and global commercial operations, resulting in a significant change to the economic facts and circumstances for subsidiaries that were previously dependent on the parent company for financing. We believe this information is useful to investors to facilitate comparison of operating results and better identify trends in our business.

•

Business transformation initiative: Beginning in the first quarter of 2016, we adjusted for the impact of costs associated with our business transformation initiative, which is a multiyear effort for the development and implementation of cloud-based computing systems and training that will consolidate and standardize our sales processes and financial systems. These costs include software license fees and third-party vendor costs related to the implementation and development of the systems, and costs related to employees that are solely dedicated to the initiative. Under new accounting rules in effect as of January 1, 2016, the majority of costs related to the development and implementation of cloud-based computing systems now have to be expensed in the current period as they are incurred instead of being capitalized and depreciated over time. We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

•

Debt modification costs, gain (loss) on other investments, net, equity method investment gain (loss), restructuring costs, impairment costs, and gain on cost method investment: From time to time we have events or transactions outside of our core operations that affect our net income, such as modifying our debt and investing in private entities. These activities are not part of our normal operations but rather are transactions we enter into when we feel it is to our advantage to maximize opportunities that will improve our overall future financial position and results of operations. We exclude these items when evaluating our results of operations because management does not believe they correlate to the ordinary course operating expenditures or operating results of the business. We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items.

•

Share-based compensation: Although share-based compensation is a key incentive offered to our employees, we evaluate our operating results excluding such expense. We believe the exclusion of this expense facilitates the ability of our investors to compare our operating results with those of other peer companies, many of which also exclude such expense in determining their non-GAAP measures, given varying valuation methodologies and  assumptions, and the variety and amount of award types that may be utilized by different companies.

•

Adjusted effective tax rate: Beginning in the third quarter of 2015, we adjusted for the impact of certain discrete items included in the effective tax, including items unrelated to the current year, changes in statutory tax rates, or other items that are not indicative of our ongoing operations. We exclude these items because management believes it will facilitate the comparison of the annual effective tax rate over time. The Adjusted effective tax rate is calculated by dividing the adjusted provision for income taxes, which excludes discrete items and the tax effects of the other non-GAAP adjustments (using statutory rates), by the adjusted income before the provision for income taxes.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Revenue	$192,195	$50,408	$242,603	$181,773	$50,191	$231,964
Impact of the deferred revenue fair value adjustment	8,544	—	8,544	—	689	689
Adjusted revenue	$200,739	$50,408	$251,147	$181,773	$50,880	$232,653

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Revenue	$370,172	$95,629	$465,801	$354,667	$98,896	$453,563
Impact of the deferred revenue fair value adjustment	9,318	—	9,318	54	1,054	1,108
Adjusted revenue	$379,490	$95,629	$475,119	$354,721	$99,950	$454,671

Constant Currency Adjusted Revenue

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Adjusted revenue	$200,739	$50,408	$251,147	$379,490	$95,629	$475,119
Currency exchange rate fluctuations	644	1,509	2,153	2,068	3,543	5,611
Constant currency Adjusted revenue	$201,383	$51,917	$253,300	$381,558	$99,172	$480,730

Increase (decrease) from prior year	10.8%	2.0%	8.9%	7.6%	(0.8)%	5.7%

Adjusted EBITDA

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Net income			$7,746			$23,212
Provision for income taxes			2,946			704
Interest expense, net			7,144			4,693
Debt modification costs			1,656			4,775
Other (income) expense, net			(4,914)			5,454
Operating profit (loss)	$20,184	$(5,606)	14,578	$37,453	$1,385	38,838
Other income (expense), net	3,833	1,081	4,914	(3,285)	(2,169)	(5,454)
Net non-operating foreign currency (gain) loss	(4,039)	(771)	(4,810)	2,675	2,057	4,732
Gain on other investments, net	(93)	—	(93)	—	—	—
Equity method investment (gain) loss	(25)	25	—	6	55	61
Depreciation and amortization	11,245	15,020	26,265	8,811	8,081	16,892
Business transformation costs	6,260	—	6,260	—	—	—
Impact of the deferred revenue fair value adjustment	8,544	—	8,544	—	689	689
Acquisition related costs	3,662	—	3,662	—	—	—
Restructuring costs	68	121	189	—	—	—
Share-based compensation	4,430	576	5,006	4,122	478	4,600
Adjusted EBITDA	$54,069	$10,446	$64,515	$49,782	$10,576	$60,358
Adjusted EBITDA margin	26.9%	20.7%	25.7%	27.4%	20.8%	25.9%

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Net income			$12,289			$42,302
Provision for income taxes			7,459			12,871
Interest expense, net			12,760			9,037
Debt modification costs			1,656			4,775
Other (income) expense, net			(3,461)			(177)
Operating profit (loss)	$43,594	$(12,891)	30,703	$68,388	$420	68,808
Other income (expense), net	1,763	1,698	3,461	123	54	177
Net non-operating foreign currency (gain) loss	(2,464)	(1,542)	(4,006)	(1,135)	(336)	(1,471)
Loss on other investments, net	797	—	797	—	—	—
Equity method investment loss	118	216	334	649	249	898
Depreciation and amortization	21,958	29,933	51,891	17,633	16,101	33,734
Business transformation costs	9,548	—	9,548	—	—	—
Impact of the deferred revenue fair value adjustment	9,318	—	9,318	54	1,054	1,108
Acquisition related costs	5,119	—	5,119	—	—	—
Restructuring costs	666	418	1,084	290	948	1,238
Share-based compensation	8,170	1,054	9,224	8,143	860	9,003
Adjusted EBITDA	$98,587	$18,886	$117,473	$94,145	$19,350	$113,495
Adjusted EBITDA margin	26.0%	19.7%	24.7%	26.5%	19.4%	25.0%

Constant Currency Adjusted EBITDA

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Adjusted EBITDA	$54,069	$10,446	$64,515	$98,587	$18,886	$117,473
Currency exchange rate fluctuations	(873)	117	(756)	(1,172)	613	(559)
Constant currency Adjusted EBITDA	$53,196	$10,563	$63,759	$97,415	$19,499	$116,914

Increase (decrease) from prior year	6.9%	(0.1)%	5.6%	3.5%	0.8%	3.0%

Constant currency Adjusted EBITDA margin	26.4%	20.3%	25.2%	25.5%	19.7%	24.3%

Adjusted Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,746	$23,212	$12,289	$42,302
Net non-operating foreign currency (gain) loss (1)	(4,298)	4,182	(3,481)	(1,206)
Debt modification costs (1)	969	2,841	969	2,841
(Gain) loss on other investments, net (1)	(54)	—	467	—
Equity method investment loss (1)	10	59	285	636
Amortization of acquisition related intangibles (1)	13,044	6,307	26,062	12,675
Business transformation costs (1)	4,482	—	6,405	—
Impact of the deferred revenue fair value adjustment (1)	5,050	517	5,582	827
Acquisition related costs (1)	2,150	—	3,017	—
Restructuring costs (1)	149	—	754	860
Share-based compensation (1)	3,054	2,865	5,640	5,598
Discrete tax items (2)	(778)	(7,136)	418	(7,669)
Adjusted net income	$31,524	$32,847	$58,407	$56,864

Non-GAAP Diluted Earnings per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted earnings per share	$0.24	$0.69	$0.38	$1.25
Net non-operating foreign currency (gain) loss (1)	(0.13)	0.12	(0.11)	(0.04)
Debt modification costs (1)	0.03	0.08	0.03	0.08
(Gain) loss on other investments, net (1)	—	—	0.01	—
Equity method investment loss (1)	—	—	0.01	0.02
Amortization of acquisition related intangibles (1)	0.40	0.19	0.81	0.37
Business transformation costs (1)	0.13	—	0.20	—
Impact of the deferred revenue fair value adjustment (1)	0.16	0.02	0.17	0.03
Acquisition related costs (1)	0.07	—	0.09	—
Restructuring costs (1)	—	—	0.02	0.03
Share-based compensation (1)	0.09	0.09	0.17	0.17
Discrete tax items (2)	(0.02)	(0.22)	0.01	(0.23)
Non-GAAP diluted earnings per share	$0.97	$0.97	$1.79	$1.68

Adjusted Effective Tax Rate

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective tax rate	27.6%	2.9%	37.8%	23.3%
Effect on tax rate of discrete items	1.6%	15.0%	(0.5)%	8.7%
Effect on tax rate of non-GAAP adjustments using statutory rates	6.0%	13.1%	(3.7)%	3.8%
Adjusted effective tax rate	35.2%	31.0%	33.6%	35.8%

(1)

Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 13% in 2016 and 18% in 2015 for the net non-operating foreign currency (loss) gain; 42% in 2016 40% in 2015 for the debt modification costs; 41% in 2016 for the (gain) loss on other investments, net; 15% in 2016 and 29% in 2015 for the equity method investment loss; 26% in 2016 and 29% in 2015 for the amortization of acquisition related intangibles; 33% in 2016 for business transformation costs; 40% in 2016 and 26% in 2015 for the impact of the deferred revenue fair value adjustment; 41% in 2016 for acquisition related costs; 30% in 2016 and 31% in 2015 for restructuring costs; and 39% in 2016 and 38% in 2015 for share-based compensation.

(2)

In the three months ended June 30, 2016, the discrete tax benefit related to a $0.5 million release of valuation allowance and $0.3 million from state tax law changes. In the six months ended June 30, 2016, these amounts were more than offset by discrete tax expense of $0.8 million from changes in tax planning strategies and a $0.4 million increase in reserves for uncertain tax positions. In the three and six months ended June 30, 2015, the discrete tax benefit related to $4.6 million from research and development credits and domestic manufacturing deductions claimed in 2015 affecting prior year tax returns and $1.9 million and related to a change in an election to claim foreign tax credits that were previously taken as deductions. In addition, there was $0.6 million and $1.2 million related to changes in tax planning strategies in the three and six months ended June 30, 2015, respectively.

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

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Revenue	$242,603		$231,964		$465,801		$453,563
Costs and expenses
Cost of services	91,259	37.6%	82,432	35.5%	170,996	36.7%	161,091	35.5%
Member relations and marketing	70,426	29.0%	65,509	28.2%	138,409	29.7%	131,594	29.0%
General and administrative	29,964	12.4%	28,293	12.2%	58,051	12.5%	57,098	12.6%
Depreciation and amortization	26,265	10.8%	16,892	7.3%	51,891	11.1%	33,734	7.4%
Business transformation costs	6,260	2.6%	—	0.0%	9,548	2.0%	—	0.0%
Acquisition related costs	3,662	1.5%	—	0.0%	5,119	1.1%	—	0.0%
Restructuring costs	189	0.1%	—	0.0%	1,084	0.2%	1,238	0.3%
Total costs and expenses	228,025	94.0%	193,126	83.3%	435,098	93.4%	384,755	84.8%
Operating profit	14,578	6.0%	38,838	16.7%	30,703	6.6%	68,808	15.2%
Other (expense) income, net
Interest expense	(7,296)		(4,787)		(13,092)		(9,226)
Debt modification costs	(1,656)		(4,775)		(1,656)		(4,775)
Other income (expense)	5,066		(5,360)		3,793		366
Total other (expense) income, net	(3,886)		(14,922)		(10,955)		(13,635)
Income before provision for income taxes	10,692		23,916		19,748		55,173
Provision for income taxes	2,946		704		7,459		12,871
Net income	$7,746		$23,212		$12,289		$42,302

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

•

Member relations and marketing, which represents the costs of acquiring new customers and account management, consisting of salaries; sales incentives; share-based compensation; travel and related expenses; recruiting and training of personnel; sales and marketing materials; and associated support services; as well as the costs of maintaining our customer relationship management software.

•

General and administrative, which represents the costs associated with the corporate and administrative functions, including human resources and recruiting; finance and accounting; legal; management information systems; facilities management; business development; and other. Costs include salaries; share-based compensation; third-party consulting and compliance expenses; and associated support services.

•

Depreciation and amortization, consisting of amortization of intangible assets and depreciation of our property and equipment, including leasehold improvements; furniture, fixtures, and equipment; capitalized software; and website development costs.

•

Business transformation costs, which represent costs associated with a multiyear effort for the development and implementation of cloud-based computing systems and training that will consolidate and standardize our sales processes and financial systems. These costs include software license fees; third-party vendor costs related to the implementation and development of the systems; and costs related to employees that are solely dedicated to the initiative.

•	Acquisition related costs, which consist primarily of transaction and severance costs.
•

Restructuring costs, which consist primarily of severance and related termination benefits associated with our workforce reduction plans for approximately 80 employees in 2015 (“2015 Plan”). The total pre-tax restructuring charges for the 2015 Plan were $6.2 million, of which $5.1 million and $1.1 million was recognized in the fourth quarter of 2015 and the first half of 2016, respectively. We do not expect to incur any additional costs associated with the 2015 Plan. Restructuring charges of $1.2 million in the six months ended June 30, 2015 related to our 2014 restructuring plan.

Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$(7,296)	$(4,787)	$(13,092)	$(9,226)
Debt modification costs	(1,656)	(4,775)	(1,656)	(4,775)
Change in fair value of deferred compensation plan assets	491	(198)	970	219
Net non-operating foreign currency gain (loss)	4,810	(4,732)	4,006	1,471
Loss on other investments, net	(93)	—	(797)	—
Equity method investment loss	—	(61)	(334)	(898)
Interest income	152	94	332	189
Other	(294)	(463)	(384)	(615)
Other (expense) income, net	$(3,886)	$(14,922)	$(10,955)	$(13,635)

Other (expense) income decreased $11.0 million and $2.7 million in the three and six months ended June 30, 2016 compared to the same periods of 2015 primarily related to the net non-operating foreign currency gain in 2016 compared to a loss in 2015 and lower debt modification costs in 2016, partially offset by higher interest expense associated with the Senior Secured Credit Facilities. The Company borrowed an additional $150 million of term loans and a net of amount of $170 million in revolving commitments to fund the Evanta acquisition, related transaction costs, and other working capital needs. See the Liquidity and Capital Resources discussion for further information about the refinancing of the Senior Secured Credit Facilities.

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

Provision for Income Taxes

We compute the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries, as such earnings are deemed to be permanently reinvested locally.

The effective tax rate was 27.6% and 37.8% in the three and six months ended June 30, 2016 and 2.9% and 23.3% in the three and six months ended June 30, 2015, respectively.

Our effective tax rate in the three and six months ended June 30, 2016 differed from the federal statutory rate of 35% primarily due to the benefits of a UK financing transaction, the overall impact of earnings within and outside the US, state income taxes, and US government incentives, such as research tax credits and deductions related to domestic production activities. In addition, we recognized a $0.7 million discrete tax benefit and $0.5 million of discrete tax expense in the three and six months ended June 30, 2016. The discrete tax benefit in the three months ended June 30, 2016 primarily included a reduction in a valuation allowance for state credits. The discrete tax expense in the six months ended June 30, 2016 primarily included changes related to amended returns and an increase in reserves for uncertain tax positions.

Our effective tax rate in the three and six months ended June 30, 2015 differed from the federal statutory rate due to discrete items, foreign tax credits, government provided tax incentives, and the benefits of a UK financing transaction, which were partially offset by state income taxes. The Company recognized a discrete tax benefit of $6.7 million and $7.1 million in the three and six months ended June 30, 2015. The discrete tax benefit in the three and six months ended June 30, 2015 was primarily related to amending certain US returns resulting in the recognition of $1.9 million of tax benefits for US foreign tax credits that were previously taken as deductions and $4.6 million in tax benefits for US government provided incentives for domestic productions activities and research and development credits.

In October 2015, we aligned our contracting and intellectual property arrangements to correspond to changes in our managerial structure for our US and global commercial operations. The commercial operations were changed to support the integration of SHL, which we acquired in August 2012 and which is headquartered in the UK, resulting in the need for two separate and distinct commercial structures to better serve our members: one located in the US, marketing and selling our products and services to US customers; and another managed in the UK, marketing and selling our products and services to all of our international customers.

As part of this, we entered into intercompany cross-license agreements between the US and the UK operations granting the respective entities the rights to use each other’s intellectual property. Our UK subsidiaries sell products and services to the international (non-US) market. These subsidiaries contract with non-US customers and therefore, earn the associated revenue. The resulting mix of income in the US and UK jurisdictions with their differing tax rates is expected to lower our overall effective tax rate. While this realignment is expected to lower the effective tax rate over time, operational variations, including accelerated amortization of intangible assets, and discrete tax items during the year will affect the effective tax rate on a quarterly basis.

The Adjusted effective tax rate was 35.2% and 31.0% in the three months ended June 30, 2016 and 2015, and 33.6% and 35.8% in the six months ended June 30, 2016 and 2015, respectively. The decrease in the Adjusted effective tax rate in the six months ended June 30, 2016 period was primarily related to the impact of reallocation of operating income from the US to foreign jurisdiction caused by the realignment of business processes for certain non-US customer revenues. We believe this is a meaningful measure to facilitate the comparison of the annual effective rate over time. We expect the Adjusted effective tax rate to be between 32% and 34% for the year ended December 31, 2016. However, the tax provision is subject to a number of uncertainties including the global allocation of income across tax jurisdictions, tax law changes, and other discrete items.

We made income tax payments of $8.7 million and $25.3 million in the three months ended June 30, 2016 and 2015 and $17.0 million and $45.5 million in the six months ended June 30, 2016 and 2015, respectively. The $28.5 million reduction in payments related primarily to the US tax benefits recognized in 2015, which resulted in overpayments. We had net prepaid income taxes of $13.6 million at June 30, 2016 included in Prepaid expenses and other current assets.

Segment Results

CEB Segment Operating Data

	June 30,
	2016	2015
Contract Value (in thousands) (1)	$659,582	$667,649
Constant currency Contract Value (in thousands) (2)	$665,182
Member institutions (3)	7,211	6,983
Contract Value per member institution (3)	$91,003	$95,483
Constant currency Contract Value per member institution (2)	$90,952
Wallet retention rate (4)	88%	94%
Constant currency Wallet retention rate (2)	88%

(1)

We define “CEB segment Contract Value,” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI and Evanta.

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

(4)

We define “CEB segment Wallet retention rate,” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI and Evanta.

CEB Segment Results of Operations

The financial results of operations for the CEB segment are presented below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Revenue	$192,195		$181,773		$370,172		$354,667
Costs and expenses
Cost of services	72,426	37.7%	63,924	35.2%	135,050	36.5%	124,426	35.1%
Member relations and marketing	56,073	29.2%	51,610	28.4%	111,564	30.1%	102,647	28.9%
General and administrative	22,277	11.6%	19,975	11.0%	42,673	11.5%	41,283	11.6%
Depreciation and amortization	11,245	5.9%	8,811	4.8%	21,958	5.9%	17,633	5.0%
Business transformation costs	6,260	3.3%	—		9,548	2.6%	—
Acquisition related costs	3,662	1.9%	—		5,119	1.4%	—
Restructuring costs	68	0.0%	—		666	0.2%	290	0.1%
Total costs and expenses	172,011	89.5%	144,320	79.4%	326,578	88.2%	286,279	80.7%
Operating profit	$20,184	10.5%	$37,453	20.6%	$43,594	11.8%	$68,388	19.3%

CEB Segment Revenue

The following table outlines CEB segment Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$192,195	$181,773	$370,172	$354,667
Adjusted revenue	$200,739	$181,773	$379,490	$354,721
Constant currency Adjusted revenue	$201,383		$381,558

Revenue increased $10.4 million, or 5.7%, in the three months ended June 30, 2016 from the three months ended June 30, 2015. Revenue increased $15.5 million, or 4.4%, in the six months ended June 30, 2016 from the six months ended June 30, 2015. The increase was primarily attributable to the April 29, 2016 acquisition of Evanta, which contributed revenue of $11.4 million in the three and six months ended June 30, 2016, and to a lesser extent, revenue from companies acquired in the third and fourth quarters of 2015. The increase was partially offset by a decrease in sales bookings in the first half of 2016 and the impact of lower foreign currency exchange rates against the USD for the comparable periods.

Following the announcement of Brexit, there was significant volatility in global currency exchange rate fluctuations that resulted in the strengthening of the USD against foreign currencies in which we conduct business. Because sales that we make in currencies other than the USD are translated into USD for purposes of preparing our financial statements, our future reported revenue will continue to be negatively impacted if the current reduced exchange rates for foreign currencies against the USD, primarily the British pound sterling (“GBP”), Euro and Australian dollar (“AUD”), continues.

Adjusted revenue increased $19.0 million, or 10.4%, in the three months ended June 30, 2016 from the three months ended June 30, 2015. Adjusted revenue increased $24.8 million, or 7.0%, in the six months ended June 30, 2016 from the six months ended June 30, 2015. The increase was primarily attributable to the April 29, 2016 acquisition of Evanta, which contributed Adjusted revenue of $19.4 million, including an $8.0 million adjustment related to the reduction in the deferred revenue balance due to purchase accounting, in the three and six months ended June 30, 2016, and to a lesser extent, Adjusted revenue from companies acquired in the third and fourth quarters of 2015. The increase was partially offset by a decrease in sales bookings in the first half of 2016 and the impact of lower foreign currency exchange rates against the USD for the comparable periods. On a constant currency basis, Adjusted revenue increased $19.6 million, or 10.8%, and $26.8 million, or 7.6%, in the three and six months ended June 30, 2016 from the three and six months ended June 30, 2015, respectively.

CEB Segment Costs and Expenses

Costs and expenses were $172.0 million in the three months ended June 30, 2016, an increase of $27.7 million from $144.3 million in the three months ended June 30, 2015. Costs and expenses were $326.6 million in the six months ended June 30, 2016, an increase of $40.3 million from $286.3 million in the six months ended June 30, 2015. The acquisition of Evanta in the second quarter of 2016 accounted for $8.7 million of costs and expenses in the three and six months ended June 30, 2016. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the other businesses we acquired, and the impact of changes in the exchange rates of the USD to GBP, Euro, and AUD all contributed to year-over-year variances in costs and expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs include salaries, payroll taxes, and benefits. Total costs increased $6.1 million in the three months ended June 30, 2016 to $79.9 million from $73.8 million in the three months ended June 30, 2015 and increased $11.3 million in the six months ended June 30, 2016 to $156.0 million from $144.7 million in the six months ended June 30, 2015. The increases were primarily due to an increase in headcount from acquired companies and salary increases partially offset by staff reductions as part of the 2015 Plan.

•

Variable compensation consists of sales commissions and annual bonuses. Total costs increased $1.5 million in the three months ended June 30, 2016 to $19.9 million from $18.4 million in the three months ended June 30, 2015 and increased $0.3 million in the six months ended June 30, 2016 to $38.8 million from $38.5 million in the six months ended June 30, 2015. The increase in the second quarter of 2016 was primarily a result of a decrease in the expected annual payout for 2015 that was recorded in the second quarter of 2015. Acquired company headcount and salary increases of bonus eligible people in 2016 contributed to the increases in the 2016 amounts.

•

Share-based compensation costs increased $0.3 million in the three months ended June 30, 2016 to $4.4 million from $4.1 million in the three months ended June 30, 2015 and increased $0.4 million in the six months ended June 30, 2016 to $8.5 million from $8.1 million in the six months ended June 30, 2015. The increase was primarily due to an increase in the total awards in 2016 compared to 2015.

•

Third-party consulting costs decreased $1.3 million in the three months ended June 30, 2016 to $6.9 million from $8.2 million in the three months ended June 30, 2015 and decreased $1.1 million in the six months ended June 30, 2016 to $13.8 million from $14.9 million in the six months ended June 30, 2015. The decreases were primarily a result of lower third-party costs relating to the development of member facing technology and delivery of services.

•

Travel and related costs increased $1.1 million in the three months ended June 30, 2016 to $8.1 million from $7.0 million in the three months ended June 30, 2015 and increased $1.7 million in the six months ended June 30, 2016 to $15.6 million from $13.9 million in the six months ended June 30, 2015. The increases were primarily due to costs incurred in the delivery of services.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, increased $1.2 million in the three months ended June 30, 2016 to $8.0 million from $6.8 million in the three months ended June 30, 2015 and increased $1.6 million in the six months ended June 30, 2016 to $15.1 million from $13.5 million in the six months ended June 30, 2015. The increases were primarily a result of increases in operating expenses and real estate taxes.

•

CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of GBP compared to USD. The value of GBP versus USD decreased by $0.10, or 7%, on average, in the three months ended June 30, 2016, resulting in a decrease of $0.9 million in operating expenses compared to the same period in 2015. The value of GBP versus USD decreased by $0.09, or 6%, on average, in the six months ended June 30, 2016, resulting in a decrease of $1.6 million in operating expenses compared to the same period in 2015. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges for our UK subsidiary to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$37,937	19.7%	$35,428	19.5%	$2,509	7.1%
Variable compensation	$6,421	3.3%	$5,144	2.8%	$1,277	24.8%
Share-based compensation	$1,559	0.8%	$1,453	0.8%	$106	7.3%
Third-party consulting	$5,308	2.8%	$6,226	3.4%	$(918)	(14.7)%
Travel and related	$4,179	2.2%	$3,355	1.8%	$824	24.6%
Allocated facilities	$3,602	1.9%	$2,912	1.6%	$690	23.7%

Cost of services increased 13.3%, or $8.5 million to $72.4 million in the three months ended June 30, 2016 from $63.9 million in the three months ended June 30, 2015. The increase in compensation and related costs and variable compensation was primarily due to an increase in headcount, including the impact of acquisitions and salary increases. In addition, costs associated with the delivery of member meetings and teleconferences increased $0.9 million. Also, costs related to the Evanta acquisition and delivery of event services were $3.2 million.

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$72,583	19.6%	$69,272	19.5%	$3,311	4.8%
Variable compensation	$11,949	3.2%	$10,932	3.1%	$1,017	9.3%
Share-based compensation	$3,389	0.9%	$2,935	0.8%	$454	15.5%
Third-party consulting	$10,772	2.9%	$11,388	3.2%	$(616)	(5.4)%
Travel and related	$7,664	2.1%	$6,345	1.8%	$1,319	20.8%
Allocated facilities	$6,625	1.8%	$5,870	1.7%	$755	12.9%

Cost of services increased 8.5%, or $10.7 million to $135.1 million in the six months ended June 30, 2016 from $124.4 million in the six months ended June 30, 2015. The increase in compensation and related costs and variable compensation was primarily due to an increase in headcount, including the impact of acquisitions and salary increases. In addition, costs associated with the delivery of member meetings and teleconferences increased $1.4 million. Also, costs related to the Evanta acquisition and delivery of event services were $3.2 million.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$30,240	15.7%	$27,408	15.1%	$2,832	10.3%
Variable compensation	$11,208	5.8%	$11,222	6.2%	$(14)	(0.1)%
Share-based compensation	$980	0.5%	$985	0.5%	$(5)	(0.5)%
Third-party consulting	$732	0.4%	$1,009	0.6%	$(277)	(27.5)%
Travel and related	$3,162	1.6%	$2,916	1.6%	$246	8.4%
Allocated facilities	$3,421	1.8%	$3,124	1.7%	$297	9.5%

Member relations and marketing increased 8.6%, or $4.5 million, to $56.1 million in the three months ended June 30, 2016 from $51.6 million in the three months ended June 30, 2015. The $2.8 million increase in compensation and related costs was primarily due to costs associated with an increase in sales headcount. In addition, software costs increased $0.2 million.

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$61,147	16.5%	$54,305	15.3%	$6,842	12.6%
Variable compensation	$22,004	5.9%	$22,312	6.3%	$(308)	(1.4)%
Share-based compensation	$1,624	0.4%	$1,846	0.5%	$(222)	(12.0)%
Third-party consulting	$1,332	0.4%	$1,625	0.5%	$(293)	(18.0)%
Travel and related	$6,520	1.8%	$6,249	1.8%	$271	4.3%
Allocated facilities	$6,680	1.8%	$6,090	1.7%	$590	9.7%

Member relations and marketing increased 8.7%, or $9.0 million, to $111.6 million in the six months ended June 30, 2016 from $102.6 million in the six months ended June 30, 2015. The $6.8 million increase in compensation and related costs was primarily due to costs associated with an increase in sales headcount. In addition, costs associated with member meetings and teleconferences increased $0.4 million and software expenses increased $0.4 million.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$11,678	6.1%	$10,924	6.0%	$754	6.9%
Variable compensation	$2,264	1.2%	$2,025	1.1%	$239	11.8%
Share-based compensation	$1,862	1.0%	$1,696	0.9%	$166	9.8%
Third-party consulting	$870	0.5%	$993	0.5%	$(123)	(12.4)%
Travel and related	$790	0.4%	$753	0.4%	$37	4.9%
Allocated facilities	$1,021	0.5%	$723	0.4%	$298	41.2%

General and administrative increased 11.5%, or $2.3 million, to $22.3 million in the three months ended June 30, 2016 from $20.0 million in the three months ended June 30, 2015. The $0.8 million increase in compensation and related costs was primarily due to an increase in headcount. Additionally, recruiting fees increased $0.4 million and legal and accounting fees increased $0.3 million.

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$22,223	6.0%	$21,154	6.0%	$1,069	5.1%
Variable compensation	$4,873	1.3%	$5,224	1.5%	$(351)	(6.7)%
Share-based compensation	$3,482	0.9%	$3,356	0.9%	$126	3.7%
Third-party consulting	$1,688	0.5%	$1,918	0.5%	$(230)	(12.0)%
Travel and related	$1,407	0.4%	$1,348	0.4%	$59	4.4%
Allocated facilities	$1,816	0.5%	$1,538	0.4%	$278	18.1%

General and administrative increased 3.4%, or $1.4 million, to $42.7 million in the six months ended June 30, 2016 from $41.3 million in the six months ended June 30, 2015. The $1.1 million increase in compensation and related was primarily due to an increase in headcount. Additionally, recruiting fees increased $0.6 million and legal and accounting fees increased $0.5 million.

Depreciation and Amortization

The following table outlines the components of Depreciation and amortization (in thousands):

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$6,656	3.5%	$6,143	3.4%	$513	8.4%
Amortization	$4,589	2.4%	$2,668	1.5%	$1,921	72.0%

Depreciation and amortization increased 27.6%, or $2.4 million, to $11.2 million in the three months ended June 30, 2016 from $8.8 million in the three months ended June 30, 2015. The $1.9 million increase in amortization was primarily due to the amortization of intangible assets related to the Evanta acquisition in the second quarter of 2016 and other acquisitions in the third and fourth quarter of 2015.

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$12,678	3.4%	$12,040	3.4%	$638	5.3%
Amortization	$9,280	2.5%	$5,593	1.6%	$3,687	65.9%

Depreciation and amortization increased 24.5%, or $4.3 million, to $21.9 million in the six months ended June 30, 2016 from $17.6 million in the six months ended June 30, 2015. The $3.7 million increase in amortization is primarily due to the acceleration of amortization expense of an asset acquired in 2014 and acquisitions made in 2015 and 2016.

Business Transformation Costs

Business transformation costs were $6.3 million and $9.5 million in the three and six months ended June 30, 2016, respectively, related to the development and implementation of cloud-based computing systems and training that will consolidate and standardize our sales processes and financial systems. Costs primarily include third-party consulting costs, software license fees, and costs related to employees who are solely dedicated to the project.

Acquisition Related Costs

Acquisition related costs were $3.7 million and $5.1 million in the three and six months ended June 30, 2016, respectively. These costs are primarily related to the Evanta acquisition.

CEB Talent Assessment Segment Operating Data

	June 30,
	2016	2015
Contract Value (in thousands) (1)	$105,819
Wallet retention rate (2)	97%	102%

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

CEB Talent Assessment Segment Results of Operations

The results of operations for the CEB Talent Assessment segment are presented below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Revenue	$50,408		$50,191		$95,629		$98,896
Costs and expenses
Cost of services	18,833	37.4%	18,508	36.9%	35,946	37.6%	36,665	37.1%
Member relations and marketing	14,353	28.5%	13,899	27.7%	26,845	28.1%	28,947	29.3%
General and administrative	7,687	15.2%	8,318	16.6%	15,378	16.1%	15,815	16.0%
Depreciation and amortization	15,020	29.8%	8,081	16.1%	29,933	31.3%	16,101	16.3%
Restructuring costs	121	0.2%	—	—	418	0.4%	948	1.0%
Total costs and expenses	56,014	111.1%	48,806	97.2%	108,520	113.5%	98,476	99.6%
Operating (loss) income	$(5,606)	(11.1)%	$1,385	2.8%	$(12,891)	(13.5)%	$420	0.4%

CEB Talent Assessment Segment Revenue

The following table outlines CEB Talent Assessment Segment Revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$50,408	$50,191	$95,629	$98,896
Adjusted revenue	$50,408	$50,880	$95,629	$99,950
Constant currency Adjusted revenue	$51,917		$99,172

Revenue increased $0.2 million, or 0.4%, in the three months ended June 30, 2016 from the three months ended June 30, 2015. Revenue decreased $3.2 million, or 3.3%, in the six months ended June 30, 2016 from the six months ended June 30, 2015.

Adjusted revenue decreased $0.5 million, or 0.9%, in the three months ended June 30, 2016 from the three months ended June 30, 2015. The impact of the deferred revenue fair value adjustment was $0.7 million in the three months ended June 30, 2015. Adjusted revenue decreased $4.3 million, or 4.3%, in the six months ended June 30, 2016 from the six months ended June 30, 2015. The impact of the deferred revenue fair value adjustment was $1.1 million in the six months ended June 30, 2015. On a constant currency basis, Adjusted revenue increased $1.0 million, or 2.0%, and decreased $0.8 million, or 0.8% in the three and six months ended June 30, 2016 from the three and six months ended June 30, 2015.

The CEB Talent Assessment segment includes international operations that subject us to risks related to currency exchange fluctuations. The functional currencies of the subsidiaries in the CEB Talent Assessment segment are the respective local currencies of the subsidiaries. The subsidiaries contract and invoice in local currencies, thus revenue is impacted by the fluctuations in foreign currency rates, specifically, the exchange rate of GBP, AUD, and Euro against the USD. Following the announcement of Brexit, there was significant volatility in global currency exchange rate fluctuations that resulted in the strengthening of the USD against foreign currencies in which we conduct business. Our future revenue will continue to be negatively impacted if the current reduced exchange rates for foreign currencies against the USD continue.

CEB Talent Assessment Segment Costs and Expenses

Costs and expenses were $56.0 million in the three months ended June 30, 2016, an increase of $7.2 million from $48.8 million in the three months ended June 30, 2015. Costs and expenses were $108.5 million in the six months ended June 30, 2016, an increase of $10.0 million from $98.5 million in the six months ended June 30, 2015. The increase in costs and expenses in the three and six months ended June 30, 2016 is primarily attributable to a $6.5 million and $13.2 million net increase, respectively, in amortization expense primarily related to the change in the estimated useful life of the SHL trade name, which was made in 2015. The primary expenses recorded by the CEB Talent Assessment segment are compensation and related costs, variable compensation, third-party consulting costs, travel and related costs, and facilities costs. Costs and expenses are also impacted by changes in the exchange rates of GBP, Euro, and other currencies. CEB Talent Assessment segment costs and expenses are denominated primarily in GBP; therefore, with revenues being denominated in local currencies as discussed above, operating profit is impacted by the fluctuations in currencies against GBP. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs include salaries, payroll taxes, and benefits. Total costs decreased $0.5 million in the three months ended June 30, 2016 to $23.8 million from $24.3 million in the three months ended June 30, 2015 and decreased $2.2 million in the six months ended June 30, 2016 to $46.5 million from $48.7 million in the six months ended June 30, 2015. The decreases were primarily due to benefits from foreign currency fluctuations including the decline in the value of GBP against the USD.

•

Variable compensation includes sales incentives and annual bonuses. Total costs increased $1.1 million in the three months ended June 30, 2016 to $4.3 million from $3.2 million in the three months ended June 30, 2015 and increased $0.4 million in the six months ended June 30, 2016 to $8.6 million from $8.2 million in the six months ended June 30, 2015. The increase was primarily due to an increase in sales incentive rates over prior year.

•

Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs were $2.4 million in the three months ended June 30, 2016 and the three months ended June 30, 2015 and were $4.3 million in the six months ended June 30, 2016 and six months ended June 30, 2015.

•

Travel and related expenses primarily relate to sales staff travel and travel incurred to deliver services to customers. Total costs increased $0.1 million in the three months ended June 30, 2016 to $1.5 million from $1.4 million in the three months ended June 30, 2015 and decreased $0.1 million in the six months ended June 30, 2016 to $2.7 million from $2.8 million in the six months ended June 30, 2015.

•

Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. Total costs increased $0.3 million in the three months ended June 30, 2016 to $2.2 million from $1.9 million in the three months ended June 30, 2015 and increased $0.4 million in the six months ended June 30, 2016 to $4.4 million from $4.0 million in the six months ended June 30, 2015.

•

The CEB Talent Assessment segment operating expenses are impacted by currency fluctuations. Approximately 60% of costs and expenses, excluding depreciation and amortization expenses are based in GBP. The value of GBP versus the USD, on average, decreased by $0.10, or 7%, in the three months ended June 30, 2016, resulting in a decrease of $1.0 million in operating expenses compared to the same period in 2015. The value of GBP versus the USD decreased by $0.09, or 6% in the six months ended June 30, 2016, resulting in a decrease of $1.8 million in operating expenses compared to the same period in 2015. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$11,316	22.4%	$11,002	21.9%	$314	2.9%
Variable compensation	$1,391	2.8%	$1,166	2.3%	$225	19.3%
Share-based compensation	$126	0.2%	$98	0.2%	$28	28.6%
Third-party consulting	$2,308	4.6%	$2,339	4.7%	$(31)	(1.3)%
Travel and related	$693	1.4%	$581	1.2%	$112	19.3%
Allocated facilities	$1,104	2.2%	$1,013	2.0%	$91	9.0%

Cost of services increased 1.8%, or $0.3 million, to $18.8 million in the three months ended June 30, 2016 from $18.5 million in the three months ended June 30, 2015. The increase in compensation and related costs and variable compensation was primarily due to an increase in headcount, partially offset by the decline in the value of GBP against the USD.

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$22,169	23.2%	$22,181	22.4%	$(12)	(0.1)%
Variable compensation	$2,954	3.1%	$2,754	2.8%	$200	7.3%
Share-based compensation	$262	0.3%	$180	0.2%	$82	45.6%
Third-party consulting	$4,106	4.3%	$4,077	4.1%	$29	0.7%
Travel and related	$1,163	1.2%	$1,237	1.3%	$(74)	(6.0)%
Allocated facilities	$2,157	2.3%	$2,071	2.1%	$86	4.2%

Cost of services decreased 2.0%, or $0.8 million, to $35.9 million in the six months ended June 30, 2016 from $36.7 million in the six months ended June 30, 2015. The decrease in compensation and related costs was primarily due to the decline in the value of GBP against the USD offset by an increase in headcount.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$8,510	16.9%	$8,660	17.3%	$(150)	(1.7)%
Variable compensation	$2,759	5.5%	$1,709	3.4%	$1,050	61.4%
Share-based compensation	$141	0.3%	$312	0.6%	$(171)	(54.8)%
Third-party consulting	$25	0.0%	$18	0.0%	$7	38.9%
Travel and related	$685	1.4%	$619	1.2%	$66	10.7%
Allocated facilities	$680	1.3%	$593	1.2%	$87	14.7%

Member relations and marketing increased 3.3%, or $0.5 million, to $14.4 million in the three months ended June 30, 2016 from $13.9 million in the three months ended June 30, 2015. The $1.1 million increase in variable compensation was primarily due to a higher sales incentive rate in the current year versus the prior year.

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$16,443	17.2%	$17,378	17.6%	$(935)	(5.4)%
Variable compensation	$5,026	5.3%	$4,745	4.8%	$281	5.9%
Share-based compensation	$395	0.4%	$597	0.6%	$(202)	(33.8)%
Third-party consulting	$41	0.0%	$86	0.1%	$(45)	(52.3)%
Travel and related	$1,301	1.4%	$1,305	1.3%	$(4)	(0.3)%
Allocated facilities	$1,328	1.4%	$1,245	1.3%	$83	6.7%

Member relations and marketing decreased 7.3%, or $2.1 million, to $26.8 million in the six months ended June 30, 2016 from $28.9 million in the six months ended June 30, 2015. The $0.9 million decrease in compensation and related costs was primarily due to the decline in the value of GBP against the USD.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$3,948	7.8%	$4,712	9.4%	$(764)	(16.2)%
Variable compensation	$192	0.4%	$301	0.6%	$(109)	(36.2)%
Share-based compensation	$158	0.3%	$22	0.0%	$136	618.2%
Third-party consulting	$74	0.1%	$81	0.2%	$(7)	(8.6)%
Travel and related	$137	0.3%	$178	0.4%	$(41)	(23.0)%
Allocated facilities	$452	0.9%	$338	0.7%	$114	33.7%

General and administrative decreased 7.6%, or $0.6 million, to $7.7 million in the three months ended June 30, 2016 from $8.3 million in the three months ended June 30, 2015. The $0.8 million decrease in compensation and related costs was primarily due to a decrease in the general and administrative function headcount and the decline in the value of GBP against the USD.

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$7,890	8.3%	$9,091	9.2%	$(1,201)	(13.2)%
Variable compensation	$597	0.6%	$689	0.7%	$(92)	(13.4)%
Share-based compensation	$384	0.4%	$96	0.1%	$288	300.0%
Third-party consulting	$112	0.1%	$145	0.1%	$(33)	(22.8)%
Travel and related	$260	0.3%	$289	0.3%	$(29)	(10.0)%
Allocated facilities	$937	1.0%	$686	0.7%	$251	36.6%

General and administrative decreased 2.8%, or $0.4 million, to $15.4 million in the six months ended June 30, 2016 from $15.8 million in the six months ended June 30, 2015. The $1.2 million decrease in compensation and related costs was primarily due to a decrease in the general and administrative function headcount and the decline in the value of GBP against the USD.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$2,236	4.4%	$1,909	3.8%	$327	17.1%
Amortization	$12,784	25.4%	$6,172	12.3%	$6,612	107.1%

Depreciation and amortization increased 85.9%, or $6.9 million, to $15.0 million in the three months ended June 30, 2016 from $8.1 million in the three months ended June 30, 2015. The increase in amortization expense was primarily related to the acceleration of amortization expense as a result of the change in the estimated useful life of the SHL trade name, which is being amortized through December 31, 2016. The change in estimated useful life resulted in an increase in amortization of $7.6 million in the three months ended June 30, 2016 and was partially offset by the benefits from the decline in the value of GBP against the USD.

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$4,424	4.6%	$3,835	3.9%	$589	15.4%
Amortization	$25,509	26.7%	$12,266	12.4%	$13,243	108.0%

Depreciation and amortization increased 85.9%, or $13.8 million, to $29.9 million in the six months ended June 30, 2016 from $16.1 million in the six months ended June 30, 2015. The increase in amortization expense was primarily related to the acceleration of amortization expense as a result of the change in the estimated useful life of the SHL trade name, which is being amortized through December 31, 2016. The change in estimated useful life resulted in an increase in amortization of $15.2 million in the six months ended June 30, 2016 and was partially offset by the benefits from the decline in the value of GBP against the USD.

CEB Talent Assessment Goodwill

The Company continues to monitor actual versus forecasted results and external factors that may impact the enterprise value of the CEB Talent Assessment reporting unit. In June 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as Brexit. The announcement of Brexit has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in strengthening of the USD relative to other foreign currencies in which the CEB Talent Assessment segment conducts business. The announcement of Brexit and potential withdrawal of the UK from the EU may also lead to increased global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. The reporting unit’s revenues are primarily derived from local currencies while approximately 60% of the operating expenses are denominated in GBP. An increase in the value of GBP versus other global currencies may adversely impact profitability of the segment.

We continue to evaluate our forecasts, including key inputs and assumptions, and other factors that may impact the fair value of the reporting unit such as market comparable company multiples, interest rates, and global economic conditions, including the uncertainty related to Brexit. We have not identified any indicators of impairment. The effect of the decline in GBP has favorably impacted the segment’s reported results, and a decline in the reporting unit’s carrying value have supported that the fair value of the reporting unit still more likely than not exceeds its carrying value, though by less than 10%.

This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurements change. We will perform our annual goodwill impairment test as of October 1 and continue to evaluate for impairment indicators on a quarterly basis.

Liquidity and Capital Resources

On April 29, 2016, in connection with the closing of the Evanta acquisition, CEB Inc., together with certain of our subsidiaries acting as guarantors, entered into Amendment No. 5 (“Amendment No. 5”) to the Company’s senior secured credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Amendment No. 5 (i) increased the size of the Company’s existing term A-2 facility (“Term A-2 Facility”) by $150.0 million (such increase, the “Additional Term A Loans”) and (ii) increased its revolving credit facility by $100.0 million for a total available amount of $350.0 million (“Revolving Credit Facility” and, together with the Term A-2 Facility, the “Senior Secured Credit Facilities”). Amendment No. 5 also refinanced all term loans outstanding under the Senior Secured Credit Facilities (“Term A-2 Term Loans”) and Additional Term A Loans into a single tranche (the existing Term A-2 Term Loans plus the Additional Term A Loans, together as refinanced, “Term A-3 Loans”) and extended the maturity date of the Senior Secured Credit Facilities from June 9, 2020 to April 29, 2021. The principal amount of the Term A-3 Loans amortizes in quarterly installments equal to (i) for the first two years commencing on June 30, 2016, 2% of the original principal amount of the Term A-3 Loans and (ii) for the next three years thereafter, 4% of the original principal amount of the Term A-3 Loans with the balance payable at maturity.

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

The $150.0 million of Additional Term A Loans and a net amount of $170.0 million under the Revolving Credit Facility were drawn to fund the Evanta acquisition, related transaction costs, and other working capital needs in the six months ended June 30, 2016. At June 30, 2016, we had $394.3 million of Term A-3 Loans outstanding with an annual interest rate of 2.21% and borrowings of $240.0 million under the Revolving Credit Facility with a weighted average annual interest rate of 2.21%. We were in compliance with all of the covenants under the Credit Agreement at June 30, 2016.

We had cash and cash equivalents of $139.7 million and $113.3 million at June 30, 2016 and December 31, 2015, respectively. Cash held by our foreign subsidiaries was $115.7 million at June 30, 2016. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

We believe that existing cash and cash equivalents, operating cash flows, and availability under the Revolving Credit Facility will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and investments in operations to expand market presence and enhance technology. At June 30, 2016, available borrowings under the Revolving Credit Facility were $98.7 million after reduction of $240.0 million of outstanding borrowings and $11.3 million of outstanding letters of credit. We expect to place increased emphasis and priority on deleveraging in the near term. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, such as the recently completed Evanta acquisition, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Cash Flows

	Six Months Ended June 30,
	2016	2015
Net cash flows provided by operating activities	$83,742	$85,258
Net cash flows used in investing activities	$(283,399)	$(21,798)
Net cash flows provided by (used in) financing activities	$229,165	$(53,819)

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

Net cash flows provided by operating activities decreased $1.5 million in the six months ended June 30, 2016 from the same period in 2015. The decrease in cash flows from operations was primarily due to lower sales bookings growth on a year-over-year basis, which resulted in lower cash collections, and higher interest payments mostly offset by lower cash income tax payments in the current period.

Total income tax payments were $17.0 million and $45.5 million in the six months ended June 30, 2016 and 2015, respectively.

We made interest payments of $11.7 million and $7.0 million in the six months ended June 30, 2016 and 2015, respectively. Subject to our ability to pay down our debt, our interest payments will increase in future periods due to the additional borrowings in April 2016 to fund the Evanta acquisition.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities increased $261.6 million in the six months ended June 30, 2016 from the same period in 2015. We utilized $267.9 million for the acquisition of Evanta, which included a payment of $285.5 million, less $17.6 million of cash acquired.

In the six months ended June 30, 2016, we used $11.2 million for capital expenditures primarily for computer and network equipment to support infrastructure and the implementation of new products and enhancements to client-facing platforms. We also made an additional $4.3 million investment in two private entities.

We estimate that capital expenditures to support our infrastructure will be approximately $32 million to $34 million in 2016.

Cash Flows from Financing Activities

Net cash flows provided by financing activities increased $283.0 million in the six months ended June 30, 2016 from the same period in 2015. In the six months ended June 30, 2016, we borrowed $385.0 million under the Senior Secured Credit Facilities and repaid amounts outstanding on our credit facilities of $68.2 million. Further, we used $53.6 million in the six months ended June 30, 2016 to repurchase shares of our common stock pursuant to our stock repurchase programs that were approved by the Board of Directors in February 2015 and 2016, an increase of $40.9 million from the six months ended June 30, 2015. We increased our quarterly dividend rate from $0.375 per share in 2015 to $0.4125 per share in 2016 resulting in additional dividend payments of $1.5 million in the six months ended June 30, 2016.

Contractual Obligations

The following table summarizes our known contractual obligations at June 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at June 30, 2016
	Total	YE 2016(1)	YE 2017	YE 2018	YE 2019	YE 2020	Thereafter
Senior Secured Credit Facilities (2)	$701,193	$11,305	$22,285	$27,982	$29,620	$28,911	$581,090
Notes (3)	347,814	7,031	14,063	14,063	14,063	14,063	284,531
Operating lease obligations	899,634	27,028	52,472	73,617	68,140	68,299	610,078
Deferred compensation liability	22,041	—	794	1,575	1,170	415	18,087
Purchase commitments	24,022	5,581	11,274	5,237	1,385	545	—
Total	$1,994,704	$50,945	$100,888	$122,474	$114,378	$112,233	$1,493,786

	Sublease Receipts by Period at June 30, 2016
	Total	YE 2016(1)	YE 2017	YE 2018	YE 2019	YE 2020	Thereafter
Sublease receipts (4)	$(274,885)	$(11,152)	$(22,289)	$(28,346)	$(24,267)	$(24,768)	$(164,063)

(1)	For the six months ended December 31, 2016.
(2)

Includes interest expense calculated using a variable interest rate at June 30, 2016 of 2.21% for both the Term A-3 Loans and for the Revolving Credit Facility. We may be required to make prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, and dispositions. The amounts presented in the tables above do not reflect any prepayments that we may be required to make.

(3)

The Notes bear interest at a rate of 5.625% and pay interest semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2015. The Notes will mature on June 15, 2023.

(4)	Includes sublease receipts associated with a lease assignment agreement of approximately $6 million per year commencing in 2018.

Operating lease obligations include scheduled rent escalations. Purchase commitments primarily relate to information technology and infrastructure contracts.

Not included in the table above are unrecognized tax benefits of $4.0 million because the timing of future cash outflows is uncertain.

Off-Balance Sheet Arrangements

At June 30, 2016 and December 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and assumptions. Statements using words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions are intended to identify forward-looking statements. In addition, all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, provision for income taxes, earnings, cash flows, share repurchases, acquisition synergies, foreign currency exchange rates, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; any statements regarding the impact of our acquisitions and any related debt financing on our future business, financial results or financial condition, including our liquidity and capital resources; and any statements of assumptions underlying any of the foregoing. You are hereby cautioned that these statements are based upon our expectations at the time we make them and may be affected by important factors including, among others, the factors set forth below and in our filings with the US Securities and Exchange Commission (“SEC”), and consequently, actual operations and results may differ materially from the results discussed in the forward-looking statements. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them.

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

•	our potential inability to protect our intellectual property rights;
•	our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data;
•	potential confusion about our rebranding, (including the roll-out of the CEB Talent Assessment brand for what has been known previously as the SHL Talent Measurement brand);
•	our potential exposure to loss of revenue resulting from our unconditional service guarantee;
•	exposure to litigation related to the content we provide;
•	various factors that could affect our estimated income tax rate or our ability to utilize our existing deferred tax assets;
•	changes in estimates, assumptions or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment;
•	our potential inability to make, integrate, and maintain acquisitions and investments; the amount and timing of the benefits expected from acquisitions and investments;
•	risks associated with our provision of products and services to certain US government agencies;
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

•

the risk that Evanta may not perform at the level we are expecting, and as a result the anticipated positive impact of the acquisition of Evanta on the operations and future financial results of CEB may not be achieved or may be lower than expected;

•

our potential inability to effectively manage the risks (including interest rate risk) associated with our existing indebtedness, including the terms of and restrictions in our Senior Secured Credit Facilities, as well as additional indebtedness we incurred in connection with the Evanta acquisition or other indebtedness we may incur in the future;

•	our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations;

•	the potential effects from the withdrawal of the United Kingdom from the European Union;
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect its financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K. Except as presented below, there were no material changes during the quarter ended June 30, 2016 to the information included in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

In June 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the European Union ("EU"), commonly referred to as Brexit. It is expected that the UK government will initiate a process to withdraw from the EU and begin negotiating the terms of its separation. The announcement of Brexit resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the US dollar relative to other foreign currencies in which we conduct business. This has had the effect of reducing the amount of our reported revenue, as sales recorded in currencies other than the US dollar are translated into US dollars at a lower exchange rate. In addition, this has reduced the reported amount of those expenses that we pay for in currencies other than the US dollar, again because of the lower translation into US dollars. If there is additional volatility in currency exchange rates, the impact on our reported results could be material in future periods. The announcement of Brexit and likely withdrawal of the UK from the EU may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. This could adversely affect our business, financial condition, results of operations, and cash flows. The terms and timing of the UK’s withdrawal from the EU cannot currently be predicted. Consequently, there may be additional impacts from Brexit in the future, any of which could be material to our business and our results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
April 1, 2016 to April 30, 2016	102,833	$64.21	81,403	$137,141,367
May 1, 2016 to May 31, 2016	160	$62.59	—	$137,141,367
June 1, 2016 to June 30, 2016	232	$64.10	—	$137,141,367
Total	103,225		81,403

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
(2)

In February 2016, our Board of Directors approved a $150 million stock repurchase program, which is authorized through December 31, 2017. The program is in addition to the program that was authorized in February 2015 but has now been fully utilized. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by management, in its discretion, and will depend upon market conditions and other factors.

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

CEB Inc.
(Registrant)
Date: August 9, 2016	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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