Form 10-Q
period 2016-09-30
CEB Inc.
filed 2016-11-08
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The Company had 32,228,207 shares of common stock, par value $0.01 per share, outstanding at October 28, 2016.

CEB Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CEB Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$135,821	$113,329
Accounts receivable, net	209,845	285,048
Deferred incentive compensation	22,044	23,484
Prepaid expenses and other current assets	48,487	27,651
Total current assets	416,197	449,512
Deferred income taxes, net	1,956	16,491
Property and equipment, net	95,678	102,337
Goodwill	649,987	458,409
Intangible assets, net	208,563	230,680
Other non-current assets	95,038	81,123
Total assets	$1,467,419	$1,338,552
Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued liabilities	$80,842	$88,407
Accrued incentive compensation	45,037	59,947
Deferred revenue	406,109	449,694
Debt – current portion	7,869	4,948
Total current liabilities	539,857	602,996
Deferred income taxes, net	17,454	27,869
Other liabilities	117,465	107,592
Debt – long term	878,411	556,418
Total liabilities	1,553,187	1,294,875
Stockholders’ (deficit) equity
Common stock, par value $0.01; 100,000,000 shares authorized; 45,732,450 and 45,424,868 shares issued and 32,219,552 and 32,906,951 shares outstanding at September 30, 2016 and December 31, 2015, respectively	457	454
Additional paid-in-capital	500,913	484,209
Retained earnings	386,030	406,112
Accumulated elements of other comprehensive loss	(113,241)	(44,956)
Treasury stock, at cost, 13,512,898 and 12,517,917 shares at September 30, 2016 and December 31, 2015, respectively	(859,927)	(802,142)
Total stockholders’ (deficit) equity	(85,768)	43,677
Total liabilities and stockholders’ (deficit) equity	$1,467,419	$1,338,552

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$229,844	$231,936	$695,645	$685,499
Costs and expenses
Cost of services	81,929	78,847	252,925	239,938
Member relations and marketing	68,095	66,746	206,504	198,340
General and administrative	29,750	26,826	87,801	83,924
Depreciation and amortization	24,900	15,574	76,791	49,308
Business transformation costs	6,768	—	16,316	—
Acquisition related costs	840	505	5,959	505
Restructuring costs	—	—	1,084	1,238
Total costs and expenses	212,282	188,498	647,380	573,253
Operating profit	17,562	43,438	48,265	112,246
Other (expense) income, net
Interest expense	(8,151)	(5,683)	(21,243)	(14,909)
Debt modification costs	—	—	(1,656)	(4,775)
Interest income and other	899	3,163	4,692	3,529
Other (expense) income, net	(7,252)	(2,520)	(18,207)	(16,155)
Income before provision for income taxes	10,310	40,918	30,058	96,091
Provision for income taxes	2,802	8,949	10,261	21,820
Net income	$7,508	$31,969	$19,797	$74,271

Earnings per share
Basic	$0.23	$0.96	$0.61	$2.22
Diluted	$0.23	$0.95	$0.61	$2.20
Weighted average shares outstanding
Basic	32,214	33,389	32,348	33,473
Diluted	32,367	33,606	32,581	33,779

Dividends declared and paid per share	$0.4125	$0.375	$1.238	$1.125

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,508	$31,969	$19,797	$74,271
Other comprehensive (loss) income
Foreign currency translation adjustment	(13,981)	(25,229)	(67,641)	(20,995)
Foreign currency hedge, net of tax (expense) benefit of ($12), $272, $238, and $10	48	(556)	(951)	(33)
Interest rate swaps, net of tax benefit (expense) of $0, $53, $0, and $471	—	(79)	—	(716)
Comprehensive (loss) income	$(6,425)	$6,105	$(48,795)	$52,527

See accompanying notes to condensed consolidated financial statements.

CEB Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$19,797	$74,271
Adjustments to reconcile net income to net cash flows provided by operating activities
Debt modification costs	1,656	4,775
Loss on other investments, net	797	—
Equity method investment loss	412	1,005
Depreciation and amortization	76,791	49,308
Amortization of credit facility issuance costs	1,318	1,657
Deferred income taxes	(6,463)	2,643
Share-based compensation	14,117	13,320
Excess tax benefits from share-based compensation arrangements	(908)	(4,173)
Net foreign currency remeasurement gain	(6,944)	(2,050)
Changes in operating assets and liabilities:
Accounts receivable, net	83,319	83,841
Deferred incentive compensation	739	1,334
Prepaid expenses and other current assets	(21,185)	(26,920)
Other non-current assets	(8,691)	(3,431)
Accounts payable and accrued liabilities	(8,747)	(14,775)
Accrued incentive compensation	(14,825)	(15,449)
Deferred revenue	(47,848)	(55,009)
Other liabilities	8,990	(9,142)
Net cash flows provided by operating activities	92,325	101,205

Cash flows from investing activities
Purchases of property and equipment	(15,655)	(18,335)
Cost method and other investments	(5,300)	(4,298)
Acquisition of businesses, net of cash acquired	(269,222)	(14,205)
Net cash flows used in investing activities	(290,177)	(36,838)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	250,000
Borrowings from Senior Secured Credit Facilities	405,000	45,000
Debt payments	(80,213)	(258,500)
Debt issuance costs	(4,220)	(6,385)
Proceeds from issuance of common stock under the employee stock purchase plan	1,279	1,150
Excess tax benefits from share-based compensation arrangements	908	4,173
Purchase of treasury shares	(53,568)	(42,691)
Withholding of shares to satisfy minimum employee tax withholding for equity awards	(5,268)	(8,497)
Payment of dividends	(39,923)	(37,584)
Net cash flows provided by (used in) financing activities	223,995	(53,334)
Effect of exchange rates on cash	(3,651)	(4,538)
Net increase in cash and cash equivalents	22,492	6,495
Cash and cash equivalents, beginning of period	113,329	114,934
Cash and cash equivalents, end of period	$135,821	$121,429

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

In management’s opinion, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows at the dates and in the periods presented have been included. The consolidated balance sheet at December 31, 2015 has been derived from the financial statements that were audited by CEB’s independent registered public accounting firm. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results that may be expected in the year ended December 31, 2016 or any other period within 2016.

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

Not yet adopted

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This ASU will require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. The guidance is effective for annual periods beginning after December 15, 2017 and requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company currently has deferred $2.4 million of income tax effects from past intercompany transactions that are recorded as Other assets and is expected to be adjusted to opening retained earnings when the Company adopts the standard on January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This ASU requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards are settled. This ASU also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company estimates an adjustment to opening retained earnings of less than $1 million when it adopts the standard on January 1, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures but expects that the adoption of ADU 2016-02 will result in a significant increase to the Company’s long-term assets and liabilities.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the methods of adoption and assessing the impact on its consolidated financial statements and related disclosures and expects to adopt the standard on January 1, 2018.

Note 3. Acquisitions and Other Investments

From time to time, the Company evaluates potential acquisitions that either strategically fit with or expand existing product offerings.

Evanta

On April 29, 2016, the Company completed the acquisition of 100% of the outstanding capital stock of CXO Acquisition Co. and Sports Leadership Acquisition Co. (collectively referred to as “Evanta”). Evanta focuses on C-suite executive development and collaboration solutions for peer-to-peer engagement, networking, and leadership training between information technology and security, human resources, and finance. Evanta primarily generates revenue from sponsorship fees for its events, and that revenue is recognized on the date the event occurs. As such, revenue generated from sponsorship fees is seasonal in nature, with a majority recognized in the second and the fourth quarters.

The transaction was accounted for as a business combination and the results of operations of Evanta have been included in the CEB segment since the date of acquisition. Total consideration was $269.2 million, net of $17.6 million cash acquired. A portion of the purchase price was deposited in an escrow account to secure the indemnification obligations of the seller. The Company amended its senior secured credit agreement to allow for additional term loan and revolving credit borrowings in order to fund the acquisition.

The following table summarizes the preliminary purchase price allocation based on the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date (in thousands):

Cash and cash equivalents	$17,619
Net working capital	11,291
Property and equipment, net	1,613
Deferred income tax liabilities, net	(12,821)
Deferred revenue	(19,012)
Other liabilities, net	(310)
Intangible assets, net	51,200
Goodwill	237,261
Total purchase price allocation	$286,841

Deferred revenue at the acquisition date was recorded at fair value, which was estimated based on the cost to provide the related services plus a reasonable profit margin on such costs. The Company preliminarily allocated $51.2 million to amortizable intangible assets with a weighted average amortization period of 6.4 years. The intangible assets consist of $27.7 million of customer relationships, $16.4 million of software, and $7.1 million of intellectual property with a weighted average amortization period of 7.0, 6.1, and 5.0 years, respectively. The estimated aggregate amortization expense for each of the succeeding five years ended December 31, 2016 through 2020 is $5.6 million, $8.4 million, $8.4 million, $7.6 million, and $7.2 million, respectively, and $14.0 million thereafter. There was $24.5 million of tax deductible intangible assets, which are expected to be tax deductible through 2027. The remaining intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of approximately $10.8 million related to the difference in book and tax basis of identifiable intangible assets. The Company allocated $237.3 million to goodwill, of which $48.1 million is expected to be tax deductible through 2027. The goodwill balance primarily represents the Company’s expected ability to generate future cash flows, drive revenue growth, and lower customer acquisition costs across both Evanta and CEB by leveraging existing executive relationships and enhancing the content of CEB service offerings and events.

The Company is still evaluating the fair value of acquired assets and liabilities and therefore, the final allocation of the purchase price has not been completed. The allocation of the purchase price will be finalized upon the receipt of final valuations for the underlying assets and liabilities and the necessary management reviews thereof.

The amounts of revenue and net loss of Evanta since the acquisition date included in the consolidated statements of operations was $1.1 million and $4.1 million, respectively, in the three months ended September 30, 2016 and $12.6 million and $2.6 million, respectively, in the nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma revenue	$230,637	$232,980	$707,530	$700,035
Pro forma net income	$7,675	$27,233	$23,297	$62,089

Pro forma revenue was reduced by $0.9 million and $8.9 million related to the deferred revenue fair value adjustment in the three and nine months ended September 30, 2015. Pro forma net income reflects material, nonrecurring adjustments of $0.6 million and $5.4 million related to the deferred revenue fair value adjustment in the three and nine months ended September 30, 2015, respectively, and $1.0 million of debt modification costs directly attributable to the acquisition in the nine months ended September 30, 2015.

Other Investments

The Company held a total of eleven and nine investments in private entities with an aggregate carrying amount of $27.7 million and $23.3 million at September 30, 2016 and December 31, 2015, respectively, for which the cost method was used. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in the period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practical to estimate.

The Company also has an equity ownership in one private entity for which the equity method is used. The aggregate carrying amount was $5.7 million and $6.1 million at September 30, 2016 and December 31, 2015, respectively.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$135,821	$—	$—	$113,329	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	22,967	—	—	20,234	—
Available-for-sale securities	—	—	3,924	—	—	3,463
Financial liabilities
Forward currency contracts	$—	$1,200	$—	$—	$179	$—

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

Changes to the fair values classified within Level 3 were as follows (in thousands):

Nine Months Ended
September 30, 2016
Beginning of period	$3,463
Available-for-sale securities acquired	1,800
Available-for-sale securities converted/disposed	(1,588)
Total gains recognized	249
End of period	$3,924

Note 5. Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Billed	$119,008	$191,089
Unbilled	92,503	96,696
	211,511	287,785
Allowance for uncollectible revenue	(1,666)	(2,737)
Total accounts receivable, net	$209,845	$285,048

Note 6. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Nine Months Ended September 30, 2016			Year Ended December 31, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Gross goodwill, beginning of period	$170,886	$329,023	$499,909	$134,723	$347,984	$482,707
Goodwill acquired	237,142	—	237,142	40,130	—	40,130
Purchase accounting adjustments	(1,729)	—	(1,729)	(1,499)	—	(1,499)
Impact of foreign currency	(1,178)	(42,657)	(43,835)	(2,468)	(18,961)	(21,429)
Gross goodwill, end of period	405,121	286,366	691,487	170,886	329,023	499,909
Accumulated impairment loss, beginning of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)
Impairment loss	—	—	—	—	—	—
Accumulated impairment loss, end of period	(41,500)	—	(41,500)	(41,500)	—	(41,500)
Net goodwill, end of period	$363,621	$286,366	$649,987	$129,386	$329,023	$458,409

Note 7. Intangible Assets, Net

Intangible assets, net at September 30, 2016 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in Years)
Customer relationships	$221,557	$20,800	$68,103	$132,654	8.5
Acquired intellectual property	92,805	—	43,348	49,457	9.4
Trade names	52,718	—	45,021	7,697	0.2
Software	34,442	—	15,687	18,755	5.7
Total	$401,522	$20,800	$172,159	$208,563	8.1

Amortization expense was $17.1 million and $8.7 million in the three months ended September 30, 2016 and 2015 and $52.4 million and $26.5 million in the nine months ended September 30, 2016 and 2015, respectively. In the fourth quarter of 2015, the estimated useful life of the SHL trade name was changed to December 31, 2016 thereby increasing amortization in 2016. Future expected amortization of intangible assets at September 30, 2016, calculated using foreign currency exchange rates in effect at the balance sheet date, was as follows for the remainder of 2016 and for future years ended December 31 (in thousands):

2016 (remaining)	$16,728
2017	34,532
2018	33,598
2019	25,328
2020	20,197
Thereafter	78,180
Total	$208,563

Note 8. Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred compensation	$22,444	$17,553
Lease incentives	35,675	37,239
Deferred rent benefit	38,410	37,833
Deferred revenue – long term	5,310	4,396
Other	15,626	10,571
Total other liabilities	$117,465	$107,592

Included in Other at September 30, 2016 was $3.0 million related to a non-compete obligation through 2020 with the Company’s CEO in connection with his decision to step down as Chairman and CEO.

Note 9. Debt

Debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior Secured Credit Facilities
Term loans, due April 2021, rate of 2.27% and 1.92%	$392,288	$247,500
Revolving Credit Facility, due April 2021, average rate of 2.27% and 1.83%	250,000	70,000
Notes, due June 2023, rate of 5.625%	250,000	250,000
Total principal outstanding	892,288	567,500
Less: unamortized debt issuance costs
Term loans	2,757	2,593
Notes	3,251	3,541
Total unamortized debt issuance costs	6,008	6,134
Principal less unamortized debt issuance costs	886,280	561,366
Less: current portion	7,869	4,948
Debt – long term	$878,411	$556,418

Future minimum payments of debt outstanding at September 30, 2016 were as follows for the years ended December 31 (in thousands):

2016 (remaining)	$1,981
2017	7,925
2018	13,869
2019	15,850
2020	15,850
Thereafter	836,813
Total principal payments	$892,288

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

The Company evaluated each investor of the Term A-2 Loans that reinvested in the Term A-3 Loans. The change in the present value of the future cash flows between the investments was less than 10% and, thus, the debt refinancing was accounted for as a debt modification for which the Company expensed $1.7 million of debt issuance costs paid to third parties and capitalized debt issuance costs paid to the creditors as a reduction to debt. The Company determined a new effective interest rate to amortize the capitalized debt issuance costs. In addition, debt issuance costs related to the revolving commitments under the Revolving Credit Facility were deferred and amortized over the extended term since the borrowing capacity of the new arrangement was greater than the borrowing capacity of the old arrangement.

In June 2015, the Company used the proceeds from the offering of the senior notes, together with borrowings under the Term A-2 Loans and cash on hand, to prepay and terminate the Company’s then existing Term A-1 Loans and to pay related fees and expenses. Accordingly, the Company recognized debt modification costs based on its evaluation of the refinanced borrowings for each investor. The Company expensed $4.8 million in debt modification costs related to these debt transactions.

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

The Company has entered into forward currency contracts to sell Australian dollars (“AUD”) and Euros (“EUR”) and buy British pound sterling (“GBP”), which will settle at various times through December 31, 2016. These contracts have been designated as cash flow hedges of anticipated revenue to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness. The contracts provide a natural offset to GBP costs. The notional amount of outstanding forward currency contracts at September 30, 2016 was AUD 6.2 million and EUR 10.7 million. In October 2016, the Company entered into additional forward currency contracts to sell AUD 5.4 million and EUR 4.4 million.

The fair value of derivative instruments in the condensed consolidated balance sheets was as follows (in thousands):

Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Liability derivatives
Accounts payable and accrued liabilities (foreign currency contracts)	$1,200	$179

The pre-tax derivative instrument gains and losses recognized in OCI were as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Forward currency contracts	$(744)	$318	$(2,563)	$2,080
Interest rate swap arrangements	—	(355)	—	(2,958)

The pre-tax effect of derivative instruments in the condensed consolidated statements of operations was as follows (in thousands):

	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective portion)	2016	2015	2016	2015
Revenue	$(793)	$1,077	$(1,401)	$1,953
Cost of services	—	33	—	26
Member relations and marketing	—	32	—	26
General and administrative	—	10	—	8
Interest expense	(169)	(223)	(503)	(1,771)
Other income, net	—	(6)	—	90
	$(962)	$923	$(1,904)	$332

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

The Company recognized share-based compensation costs of $4.9 million and $4.3 million in the three months ended September 30, 2016 and 2015 and $14.1 million and $13.3 million in the nine months ended September 30, 2016 and 2015, respectively. These amounts are allocated to Cost of services, Member relations and marketing, and General and administrative expenses in the condensed consolidated statements of operations. The total income tax benefit for share-based compensation arrangements was $2.0 million and $1.7 million in the three months ended September 30, 2016 and 2015 and $5.6 million and $5.3 million in the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, $36.1 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

In the nine months ended September 30, 2016, the Company granted 452,788 RSUs and 46,597 PSAs with a weighted-average grant date fair value of $59.61 and $58.74, respectively. Additionally, 249,951 RSUs vested in the nine months ended September 30, 2016 with a weighted-average grant date fair value of $61.96.

Share Repurchases

In February 2016, the Company’s Board of Directors approved a $150 million stock repurchase program, which is authorized through December 31, 2017. Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors.

The Company repurchased 0.9 million shares of its common stock at a total cost of $52.5 million pursuant to publicly announced plans in the nine months ended September 30, 2016 (no repurchases were made in the three months ended September 30, 2016). Other repurchase activity was related to common stock surrendered by employees to satisfy federal and state tax withholding obligations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. The Company declared and paid a quarterly cash dividend of $0.4125 per share in each of the first three quarters of 2016. In November 2016, the Board of Directors declared a fourth quarter 2016 cash dividend of $0.4125 per share. The dividend is payable on December 30, 2016 to stockholders of record at the close of business on December 15, 2016.

Note 12. Restructuring Costs

In the fourth quarter of 2015, the Company committed to a workforce reduction plan (“2015 Plan”) as it identified areas for change in the market structure, initiated other actions to streamline operations, and rebalanced the management mix in certain areas. Total pre-tax restructuring charges related to the 2015 Plan were $6.2 million, consisting primarily of severance and related termination benefits. Of this amount, $5.1 million and $1.1 million was recognized in the fourth quarter of 2015 and in the first half of 2016, respectively, as Restructuring costs in the consolidated statements of operations. Substantially all of the cash was paid in 2016. The Company does not expect to incur any additional costs associated with the 2015 Plan.

Note 13. Income Taxes

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries, as such earnings are deemed to be permanently reinvested locally.

The effective tax rate was 27.2% and 34.1% in the three and nine months ended September 30, 2016 and 21.9% and 22.7% in the three and nine months ended September 30, 2015, respectively.

The Company’s effective tax rate in the three and nine months ended September 30, 2016 differed from the federal statutory rate of 35% primarily due to the benefits of a UK financing transaction, the overall impact of earnings within and outside the US, state income taxes, and US government incentives, such as research tax credits and deductions related to domestic production activities. In addition, the Company recognized a discrete tax benefit of $1.6 million and $1.1 million in the three and nine months ended September 30, 2016, respectively. The discrete tax benefit in the three months ended September 30, 2016 primarily related to a $1.2 million benefit associated with amending 2012-2013 tax returns. The discrete tax benefit in the nine months ended September 30, 2016 was primarily related to a $1.2 million benefit associated with amending 2012-2013 tax returns offset by discrete tax expense of $0.4 million from changes in tax planning strategies.

The Company’s effective tax rate in the three and nine months ended September 30, 2015 differed from the federal statutory rate due to discrete items, foreign tax credits, government provided tax incentives, and the benefits of a UK financing transaction, which were partially offset by state income taxes. The Company recognized a discrete tax benefit of $4.4 million and $11.5 million in the three and nine months ended September 30, 2015, respectively. The discrete tax benefit in the three and nine months ended September 30, 2015 was primarily related to amending certain US returns resulting in the recognition of $0.3 million and $2.2 million of tax benefits for US foreign tax credits that were previously taken as deductions, and $1.7 million and $6.2 million in tax benefits for US government provided incentives for domestic productions activities and research and development credits and $2.2 million and $2.2 million related to other tax planning strategies, respectively.

The Company made income tax payments of $2.4 million and $4.1 million in the three months ended September 30, 2016 and 2015, and $19.4 million and $49.6 million in the nine months ended September 30, 2016 and 2015, respectively. The Company had net prepaid income taxes of $14.5 million at September 30, 2016 included in Prepaid expenses and other current assets.

Note 14. Earnings per Share

A reconciliation of basic to diluted weighted average common shares outstanding was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	32,214	33,389	32,348	33,473
Effect of dilutive common shares outstanding	153	217	233	306
Diluted weighted average common shares outstanding	32,367	33,606	32,581	33,779

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

Note 16. Changes in Accumulated Other Comprehensive (Loss) Income

Accumulated elements of other comprehensive (loss) income (“AOCI”) is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in the three and nine months ended September 30, 2016 were as follows (in thousands):

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, June 30, 2016	$(2,042)	$(97,369)	$(99,411)
Net unrealized losses	(587)	—	(587)
Reclassification of losses into earnings	738	—	738
Translation of net investments in foreign operations	—	(13,981)	(13,981)
Net change in Accumulated other comprehensive loss	151	(13,981)	(13,830)
Balance, September 30, 2016	$(1,891)	$(111,350)	$(113,241)

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2015	$(1,247)	$(43,709)	$(44,956)
Net unrealized losses	(2,072)	—	(2,072)
Reclassification of losses into earnings	1,428	—	1,428
Translation of net investments in foreign operations	—	(67,641)	(67,641)
Net change in Accumulated other comprehensive loss	(644)	(67,641)	(68,285)
Balance, September 30, 2016	$(1,891)	$(111,350)	$(113,241)

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

Information for the Company’s reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
CEB segment	$183,697	$184,419	$553,869	$539,086
CEB Talent Assessment segment	46,147	47,517	141,776	146,413
	$229,844	$231,936	$695,645	$685,499
Adjusted revenue
CEB segment	$184,803	$184,653	$564,293	$539,374
CEB Talent Assessment segment	46,147	47,753	141,776	147,703
	$230,950	$232,406	$706,069	$687,077
Adjusted EBITDA
CEB segment	$48,567	$53,451	$147,154	$147,596
CEB Talent Assessment segment	11,102	8,902	29,988	28,252
	$59,669	$62,353	$177,142	$175,848

Adjusted EBITDA margin	25.8%	26.8%	25.1%	25.6%
CEB segment	26.3%	28.9%	26.1%	27.4%
CEB Talent Assessment segment	24.1%	18.6%	21.2%	19.1%

Depreciation and amortization
CEB segment	$11,261	$7,850	$33,219	$25,483
CEB Talent Assessment segment	13,639	7,724	43,572	23,825
	$24,900	$15,574	$76,791	$49,308

The table below reconciles revenue to Adjusted revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$229,844	$231,936	$695,645	$685,499
Impact of the deferred revenue fair value adjustment	1,106	470	10,424	1,578
Adjusted revenue	$230,950	$232,406	$706,069	$687,077

The table below reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,508	$31,969	$19,797	$74,271
Provision for income taxes	2,802	8,949	10,261	21,820
Interest expense, net	7,920	5,574	20,680	14,611
Debt modification costs	—	—	1,656	4,775
Net non-operating foreign currency loss (gain)	(146)	(5,112)	(4,152)	(6,583)
Loss on other investments, net	—	—	797	—
Equity method investment loss	78	107	412	1,005
Depreciation and amortization	24,900	15,574	76,791	49,308
Business transformation costs	6,768	—	16,316	—
Impact of the deferred revenue fair value adjustment	1,106	470	10,424	1,578
Acquisition related costs	840	505	5,959	505
CEO non-competition obligation	3,000	—	3,000	—
Restructuring costs	—	—	1,084	1,238
Share-based compensation	4,893	4,317	14,117	13,320
Adjusted EBITDA	$59,669	$62,353	$177,142	$175,848

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

CEB Segment

The CEB segment includes legacy CEB, Personnel Decision Research Institution, Inc. (“PDRI”), and Evanta. The CEB segment provides comprehensive data analysis, research, and advisory services that align to executive leadership roles and key recurring decisions and enable members to focus efforts to address emerging and recurring business challenges efficiently and effectively. With the acquisition of Evanta, CEB provides services that focus on C-suite executive development and collaboration solutions for peer-to-peer engagement, networking, and leadership training. PDRI provides customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises.

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

Our focus is primarily on supporting the Human Resources function and we also market services to other corporate functions. CEB Talent Assessment offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations and are generally implemented as pre-hire or post-hire applications. Our proprietary workshops and technical training provide an executive education curriculum supported by e-learning resources for members seeking to enhance skill development for their staff. These tools and services use science and data to develop talent strategies for clients that are linked to business results. Assessment services are available online through metered and subscription arrangements. Consulting services are generally provided to customize assessment services and face to face assessments and are delivered for a fixed fee. Training services consist of either bespoke or public courses related to use of assessments.

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

•

Debt modification costs, CEO non-competition obligation, gain (loss) on other investments, net, equity method investment gain (loss), restructuring costs, impairment costs, and gain on cost method investment: From time to time, we opportunistically enter into transactions outside of our core operations that we believe will improve our overall future financial position or otherwise be beneficial to our business. These transactions may include, but are not limited to, modifying our debt, entering into a transition agreement with an extended non-competition obligation with our CEO in connection with his decision to step down, or investing in private entities. These transactions and their related economic consequences affect our results of operations in the manner required by GAAP. We exclude these items when evaluating our results of operations because management does not believe they correlate to the ordinary course operating expenditures or operating results of the business. We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items.

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

•

Adjusted effective tax rate: Beginning in the third quarter of 2015, we adjusted for the impact of certain discrete items included in the effective tax rate, including items unrelated to the current year, changes in statutory tax rates, or other items that are not indicative of our ongoing operations. We exclude these items because management believes it will facilitate the comparison of the annual effective tax rate over time. The Adjusted effective tax rate is calculated by dividing the adjusted provision for income taxes, which excludes discrete items and the tax effects of the other non-GAAP adjustments (using statutory rates), by the adjusted income before the provision for income taxes.

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per-share amounts):

Adjusted Revenue

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Revenue	$183,697	$46,147	$229,844	$184,419	$47,517	$231,936
Impact of the deferred revenue fair value adjustment	1,106	—	1,106	234	236	470
Adjusted revenue	$184,803	$46,147	$230,950	$184,653	$47,753	$232,406

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Revenue	$553,869	$141,776	$695,645	$539,086	$146,413	$685,499
Impact of the deferred revenue fair value adjustment	10,424	—	10,424	288	1,290	1,578
Adjusted revenue	$564,293	$141,776	$706,069	$539,374	$147,703	$687,077

Constant Currency Adjusted Revenue

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Adjusted revenue	$184,803	$46,147	$230,950	$564,293	$141,776	$706,069
Currency exchange rate fluctuations	630	1,628	2,258	2,698	5,171	7,869
Constant currency Adjusted revenue	$185,433	$47,775	$233,208	$566,991	$146,947	$713,938

Increase (decrease) from prior year	0.4%	—	0.3%	5.1%	(0.5)%	3.9%

Adjusted EBITDA

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Net income			$7,508			$31,969
Provision for income taxes			2,802			8,949
Interest expense, net			7,920			5,574
Other (income) expense, net			(668)			(3,054)
Operating profit (loss)	$20,617	$(3,055)	17,562	$43,181	$257	43,438
Other income (expense), net	(112)	780	668	563	2,491	3,054
Net non-operating foreign currency loss (gain)	700	(846)	(146)	(2,681)	(2,431)	(5,112)
Equity method investment loss	14	64	78	28	79	107
Depreciation and amortization	11,261	13,639	24,900	7,850	7,724	15,574
Business transformation costs	6,768	—	6,768	—	—	—
Impact of the deferred revenue fair value adjustment	1,106	—	1,106	234	236	470
Acquisition related costs	840	—	840	505	—	505
CEO non-competition obligation	3,000	—	3,000	—	—	—
Share-based compensation	4,373	520	4,893	3,771	546	4,317
Adjusted EBITDA	$48,567	$11,102	$59,669	$53,451	$8,902	$62,353
Adjusted EBITDA margin	26.3%	24.1%	25.8%	28.9%	18.6%	26.8%

 Adjusted EBITDA (continued)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Net income			$19,797			$74,271
Provision for income taxes			10,261			21,820
Interest expense, net			20,680			14,611
Debt modification costs			1,656			4,775
Other (income) expense, net			(4,129)			(3,231)
Operating profit (loss)	$64,211	$(15,946)	48,265	$111,569	$677	112,246
Other income (expense), net	1,651	2,478	4,129	686	2,545	3,231
Net non-operating foreign currency loss (gain)	(1,764)	(2,388)	(4,152)	(3,816)	(2,767)	(6,583)
Loss on other investments, net	797	—	797	—	—	—
Equity method investment loss	132	280	412	677	328	1,005
Depreciation and amortization	33,219	43,572	76,791	25,483	23,825	49,308
Business transformation costs	16,316	—	16,316	—	—	—
Impact of the deferred revenue fair value adjustment	10,424	—	10,424	288	1,290	1,578
Acquisition related costs	5,959	—	5,959	505	—	505
CEO non-competition obligation	3,000	—	3,000	—	—	—
Restructuring costs	666	418	1,084	290	948	1,238
Share-based compensation	12,543	1,574	14,117	11,914	1,406	13,320
Adjusted EBITDA	$147,154	$29,988	$177,142	$147,596	$28,252	$175,848
Adjusted EBITDA margin	26.1%	21.2%	25.1%	27.4%	19.1%	25.6%

Constant Currency Adjusted EBITDA

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	CEB	CEB Talent Assessment	Total	CEB	CEB Talent Assessment	Total
Adjusted EBITDA	$48,567	$11,102	$59,669	$147,154	$29,988	$177,142
Currency exchange rate fluctuations	(1,016)	(435)	(1,451)	(2,188)	178	(2,010)
Constant currency Adjusted EBITDA	$47,551	$10,667	$58,218	$144,966	$30,166	$175,132

(Decrease) increase from prior year	(11.0)%	19.8%	(6.6)%	(1.8)%	6.8%	(0.4)%

Constant currency Adjusted EBITDA margin	25.6%	22.3%	25.0%	25.6%	20.5%	24.5%

Adjusted Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,508	$31,969	$19,797	$74,271
Net non-operating foreign currency loss (gain) (1)	(90)	(4,104)	(3,571)	(5,310)
Debt modification costs (1)	—	—	969	2,841
Loss on other investments, net (1)	—	—	467	—
Equity method investment loss (1)	72	96	357	732
Amortization of acquisition related intangibles (1)	12,570	6,110	38,632	18,785
Business transformation costs (1)	4,541	—	10,946	—
Impact of the deferred revenue fair value adjustment (1)	658	288	6,240	1,115
Acquisition related costs (1)	493	300	3,510	300
CEO non-competition obligation (1)	1,755	—	1,755	—
Restructuring costs (1)	—	—	754	860
Share-based compensation (1)	2,983	2,681	8,623	8,279
Discrete tax items (2)	(1,192)	(3,815)	(774)	(11,484)
Adjusted net income	$29,298	$33,525	$87,705	$90,389

Non-GAAP Diluted Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted earnings per share	$0.23	$0.95	$0.61	$2.20
Net non-operating foreign currency loss (gain) (1)	—	(0.12)	(0.11)	(0.16)
Debt modification costs (1)	—	—	0.03	0.08
Loss on other investments, net (1)	—	—	0.01	—
Equity method investment loss (1)	—	—	0.01	0.02
Amortization of acquisition related intangibles (1)	0.40	0.18	1.19	0.56
Business transformation costs (1)	0.14	—	0.34	—
Impact of the deferred revenue fair value adjustment (1)	0.02	0.01	0.19	0.03
Acquisition related costs (1)	0.02	0.01	0.11	0.01
CEO non-competition obligation (1)	0.05	—	0.05	—
Restructuring costs (1)	—	—	0.02	0.03
Share-based compensation (1)	0.09	0.08	0.26	0.25
Discrete tax items (2)	(0.04)	(0.11)	(0.02)	(0.34)
Non-GAAP diluted earnings per share	$0.91	$1.00	$2.69	$2.68

Adjusted Effective Tax Rate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective tax rate	27.2%	21.9%	34.1%	22.7%
Effect on tax rate of discrete items	2.7%	7.7%	0.6%	8.3%
Effect on tax rate of non-GAAP adjustments using statutory rates	3.5%	3.2%	(1.2)%	3.7%
Adjusted effective tax rate	33.4%	32.8%	33.5%	34.7%

(1)

Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 14% in 2016 and 19% in 2015 for the net non-operating foreign currency loss (gain); 42% in 2016 and 41% in 2015 for debt modification costs; 41% in 2016 for loss on other investments, net; 13% in 2016 and 27% in 2015 for the equity method investment loss; 26% in 2016 and 29% in 2015 for the amortization of acquisition related intangibles; 33% in 2016 for business transformation costs; 40% in 2016 and 29% in 2015 for the impact of the deferred revenue fair value adjustment; 41% in 2016 and 2015 for acquisition related costs; 42% in 2016 for the CEO non-competition obligation; 30% in 2016 and 31% in 2015 for restructuring costs; and 39% in 2016 and 38% in 2015 for share-based compensation.

(2)

In the three months ended September 30, 2016, the discrete tax benefit primarily related to a $1.2 million benefit claimed for amended returns related to the 2012 and 2013 tax years. In the nine months ended September 30, 2016, the discrete tax benefit primarily related to the $1.2 million benefit claimed for amended returns and a $0.3 million benefit from state rate changes and was offset by discrete tax expense of $0.4 million from changes in tax planning strategies, a $0.2 million increase in reserves for uncertain tax positions, and $0.1 million from changes in valuation allowance. In the three and nine months ended September 30, 2015, the discrete tax benefit related to $1.6 million and $6.2 million from research and development credits and domestic manufacturing deductions claimed in 2015 affecting prior year tax returns and $0.3 million and $2.2 million related to a change in an election to claim foreign tax credits that were previously taken as deductions. In addition, there was $1.9 million and $3.1 million related to changes in tax planning strategies in the three and nine months ended September 30, 2015, respectively.

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

Consolidated Results of Operations

The following table presents an overview of our results of operations (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Revenue	$229,844		$231,936		$695,645		$685,499
Costs and expenses
Cost of services	81,929	35.6%	78,847	34.0%	252,925	36.4%	239,938	35.0%
Member relations and marketing	68,095	29.6%	66,746	28.8%	206,504	29.7%	198,340	28.9%
General and administrative	29,750	12.9%	26,826	11.6%	87,801	12.6%	83,924	12.2%
Depreciation and amortization	24,900	10.8%	15,574	6.7%	76,791	11.0%	49,308	7.2%
Business transformation costs	6,768	2.9%	—	—	16,316	2.3%	—	—
Acquisition related costs	840	0.4%	505	0.2%	5,959	0.9%	505	0.1%
Restructuring costs	—	—	—	—	1,084	0.2%	1,238	0.2%
Total costs and expenses	212,282	92.4%	188,498	81.3%	647,380	93.1%	573,253	83.6%
Operating profit	17,562	7.6%	43,438	18.7%	48,265	6.9%	112,246	16.4%
Other (expense) income, net
Interest expense	(8,151)		(5,683)		(21,243)		(14,909)
Debt modification costs	—		—		(1,656)		(4,775)
Interest income and other	899		3,163		4,692		3,529
Other (expense) income, net	(7,252)		(2,520)		(18,207)		(16,155)
Income before provision for income taxes	10,310		40,918		30,058		96,091
Provision for income taxes	2,802		8,949		10,261		21,820
Net income	$7,508		$31,969		$19,797		$74,271

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
•

Restructuring costs, which consist primarily of severance and related termination benefits associated with our workforce reduction plans for approximately 80 employees in 2015 (“2015 Plan”). The total pre-tax restructuring charges for the 2015 Plan were $6.2 million, of which $5.1 million and $1.1 million was recognized in the fourth quarter of 2015 and the first half of 2016, respectively. We do not expect to incur any additional costs associated with the 2015 Plan. Restructuring charges of $1.2 million recognized in the nine months ended September 30, 2015 related to our 2014 restructuring plan.

Other (Expense) Income, Net

The following table presents the components of Other (expense) income, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$(8,151)	$(5,683)	$(21,243)	$(14,909)
Debt modification costs	—	—	(1,656)	(4,775)
Change in fair value of deferred compensation plan assets	823	(1,395)	1,793	(1,176)
Net non-operating foreign currency gain	146	5,112	4,152	6,583
Loss on other investments, net	—	—	(797)	—
Equity method investment loss	(78)	(107)	(412)	(1,005)
Interest income	231	109	563	298
Other	(223)	(556)	(607)	(1,171)
Other (expense) income, net	$(7,252)	$(2,520)	$(18,207)	$(16,155)

Other (expense) income increased $4.7 million in the three months ended September 30, 2016 compared to the same period of 2015 primarily as a result of higher interest expense associated with the Senior Secured Credit Facilities from additional borrowings and higher interest rates, and a lower net non-operating foreign currency gain. The increase was partially offset by an increase in the fair value of deferred compensation plan assets.

Other (expense) income increased $2.1 million in the nine months ended September 30, 2016 compared to the same period of 2015 primarily as a result of higher interest expense associated with the Senior Secured Credit Facilities from additional borrowings and higher interest rates, and a lower net non-operating foreign currency gain. The increase was partially offset by lower debt modification costs and by an increase in the fair value of deferred compensation plan assets.

The net non-operating foreign currency gain (loss) is primarily due to the remeasurement of US cash balances held by subsidiaries with a functional currency other than the US dollar, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the US dollar. In October 2015, we implemented a revised corporate structure to geographically align our intellectual property with our US and global commercial operations, which resulted in a significant change for certain non-US subsidiaries that previously, had a US functional currency because they were dependent on the parent company for financing. As a result, the functional currency of substantially all of our wholly owned subsidiaries is now the applicable local currency and translation adjustments are recorded in a separate component of stockholders’ equity (as opposed to adjustments previously resulting from the remeasurement process, which were recorded in net income). Changes in the net non-operating foreign currency gain (loss) in the three and nine months ended September 30, 2016 compared to the comparable period in 2015 was primarily due to the impact of currency fluctuations on the remeasurement of intercompany notes and the balance sheets of non-US subsidiaries whose functional currency is the US dollar.

Provision for Income Taxes

We compute the provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusting the provision for discrete tax items. US income taxes are not provided for certain undistributed earnings of foreign subsidiaries, as such earnings are deemed to be permanently reinvested locally.

The effective tax rate was 27.2% and 34.1% in the three and nine months ended September 30, 2016 and 21.9% and 22.7% in the three and nine months ended September 30, 2015, respectively.

Our effective tax rate in the three and nine months ended September 30, 2016 differed from the federal statutory rate of 35% primarily due to the benefits of a UK financing transaction, the overall impact of earnings within and outside the US, state income taxes, and US government incentives, such as research tax credits and deductions related to domestic production activities. In addition, we recognized a discrete tax benefit of $1.6 million and $1.1 million in the three and nine months ended September 30, 2016. The discrete tax benefit in the three months ended September 30, 2016 primarily related to a $1.2 million benefit associated with amending 2012-2013 tax returns. The discrete tax benefit in the nine months ended September 30, 2016 was primarily related to a $1.2 million benefit associated with amending 2012-2013 tax returns offset by discrete tax expense of $0.4 million from changes in tax planning strategies.

Our effective tax rate in the three and nine months ended September 30, 2015 differed from the federal statutory rate due to discrete items, foreign tax credits, government provided tax incentives, and the benefits of a UK financing transaction, which were partially offset by state income taxes. We recognized a discrete tax benefit of $4.4 million and $11.5 million in the three and nine months ended September 30, 2015, respectively. The discrete tax benefit in the three and nine months ended September 30, 2015 was primarily related to amending certain US returns resulting in the recognition of $0.3 million and $2.2 million of tax benefits for US foreign tax credits that were previously taken as deductions; $1.7 million and $6.2 million in tax benefits for US government provided incentives for domestic productions activities and research and development credits and $2.2 million and $2.2 million related to other tax planning strategies, respectively.

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

The Adjusted effective tax rate was 33.4% and 32.8% in the three months ended September 30, 2016 and 2015, and 33.5% and 34.7% in the nine months ended September 30, 2016 and 2015, respectively. The decrease in the Adjusted effective tax rate in the nine months ended September 30, 2016 period was primarily related to the impact of the reallocation of operating income from the US to foreign jurisdictions caused by the realignment of business processes for certain non-US customer revenues. We believe this is a meaningful measure to facilitate the comparison of the annual effective rate over time. We expect the Adjusted effective tax rate to be between 32% and 34% for the year ended December 31, 2016. However, the tax provision is subject to a number of uncertainties including the global allocation of income across tax jurisdictions, tax law changes, and other discrete items.

In March 2016, Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (refer to Note 2), which we will adopt on January 1, 2017. Among other provisions, this ASU requires tax deficiencies and excess tax benefits to be treated as a discrete income tax item and recorded as income tax expense or benefit in the income statement when awards are settled. Therefore, we expect an increase in the volatility of income tax expense that will occur primarily in the first half of each year because of the timing of when outstanding awards are scheduled to vest. Based on the awards currently outstanding and a stock price of $50 per share, we expect to recognize a tax deficiency in 2017 that would increase our income tax provision by approximately $2 million. A hypothetical change of $10 in our stock price would impact this tax deficiency by approximately $1 million.

We made income tax payments of $2.4 million and $4.1 million in the three months ended September 30, 2016 and 2015 and $19.4 million and $49.6 million in the nine months ended September 30, 2016 and 2015, respectively. The $30.2 million reduction in payments related primarily to US tax benefits recognized in 2015, which resulted in overpayments. We had net prepaid income taxes of $14.5 million at September 30, 2016 included in Prepaid expenses and other current assets.

Segment Results

CEB Segment Operating Data

	September 30,
	2016	2015
Contract Value (in thousands) (1)	$659,450	$668,135
Constant currency Contract Value (in thousands) (2)	$660,745
Member institutions (3)	7,320	7,115
Contract Value per member institution (3)	$89,778	$93,477
Constant currency Contract Value per member institution (2)	$91,017
Wallet retention rate (4)	88%	93%
Constant currency Wallet retention rate (2)	88%

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

CEB Segment Results of Operations

The results of operations for the CEB segment are presented below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Revenue	$183,697		$184,419		$553,869		$539,086
Costs and expenses
Cost of services	65,726	35.8%	60,250	32.7%	200,776	36.2%	184,676	34.3%
Member relations and marketing	54,884	29.9%	53,873	29.2%	166,448	30.1%	156,520	29.0%
General and administrative	23,601	12.8%	18,760	10.2%	66,274	12.0%	60,043	11.1%
Depreciation and amortization	11,261	6.1%	7,850	4.3%	33,219	6.0%	25,483	4.7%
Business transformation costs	6,768	3.7%	—	—	16,316	2.9%	—	—
Acquisition related costs	840	0.5%	505	0.3%	5,959	1.1%	505	0.1%
Restructuring costs	—	—	—	—	666	0.1%	290	0.1%
Total costs and expenses	163,080	88.8%	141,238	76.6%	489,658	88.4%	427,517	79.3%
Operating profit	$20,617	11.2%	$43,181	23.4%	$64,211	11.6%	$111,569	20.7%

CEB Segment Revenue

The following table outlines CEB segment Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$183,697	$184,419	$553,869	$539,086
Adjusted revenue	$184,803	$184,653	$564,293	$539,374
Constant currency Adjusted revenue	$185,433		$566,991

Revenue decreased $0.7 million, or 0.4%, in the three months ended September 30, 2016 from the three months ended September 30, 2015. The decrease was primarily attributable to a decrease in sales bookings in the North American large corporate customer base; fewer additional service offerings, such as education and training, accompanying our subscription products; and the impact of lower foreign currency exchange rates against the USD for the comparable periods.

Revenue increased $14.8 million, or 2.7%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The increase was primarily attributable to the April 29, 2016 acquisition of Evanta, which contributed revenue of $12.6 million in the nine months ended September 30, 2016, and to a lesser extent, revenue from companies acquired in the third and fourth quarters of 2015. The increase was partially offset by a decrease in sales bookings and the impact of lower foreign currency exchange rates against the USD for the comparable periods.

Following the June 2016 announcement of Brexit, there was significant volatility in global currency exchange rate fluctuations that resulted in the strengthening of the USD against foreign currencies in which we conduct business. Because sales that we make in currencies other than the USD are translated into USD for purposes of preparing our financial statements, our future reported revenue will continue to be negatively impacted if exchange rates for foreign currencies against the USD, primarily the British pound sterling (“GBP”), Euro and Australian dollar (“AUD”), remain at current or lower levels.

Adjusted revenue increased $0.2 million, or 0.1%, in the three months ended September 30, 2016 from the three months ended September 30, 2015. Adjusted revenue increased $24.9 million, or 4.6%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The increase was primarily attributable to the April 29, 2016 acquisition of Evanta, which contributed Adjusted revenue of $21.5 million, including an $8.9 million adjustment related to the reduction in the deferred revenue balance due to purchase accounting, in the nine months ended September 30, 2016, and to a lesser extent, Adjusted revenue from companies acquired in the third and fourth quarters of 2015. The increase was partially offset by a decrease in sales bookings and the impact of lower foreign currency exchange rates against the USD for the comparable periods. On a constant currency basis, Adjusted revenue increased $0.8 million, or 0.4%, and $27.6 million, or 5.1%, in the three and nine months ended September 30, 2016 from the three and nine months ended September 30, 2015, respectively.

CEB Segment Costs and Expenses

Costs and expenses were $163.1 million in the three months ended September 30, 2016, an increase of $21.9 million from $141.2 million in the three months ended September 30, 2015. Costs and expenses were $489.7 million in the nine months ended September 30, 2016, an increase of $62.2 million from $427.5 million in the nine months ended September 30, 2015. The acquisition of Evanta accounted for $8.1 million and $16.8 million of costs and expenses in the three and nine months ended September 30, 2016, respectively. The transition agreement signed in August 2016 with our CEO accounted for $3.0 million of costs and expenses in the three and nine months ended September 30, 2016. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the other businesses we acquired, and the impact of changes in the exchange rates of the USD to GBP, Euro, and AUD all contributed to year-over-year variances in costs and expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs include salaries, payroll taxes, and benefits. Total costs increased $5.4 million in the three months ended September 30, 2016 to $76.7 million from $71.3 million in the three months ended September 30, 2015 and increased $16.5 million in the nine months ended September 30, 2016 to $233.0 million from $216.5 million in the nine months ended September 30, 2015. The increases were primarily due to an increase in headcount from acquired companies, as well as salary increases partially offset by staff reductions as part of the 2015 Plan.

•

Variable compensation consists of sales commissions and annual bonuses. Total costs decreased $2.6 million in the three months ended September 30, 2016 to $16.6 million from $19.2 million in the three months ended September 30, 2015 and decreased $2.2 million in the nine months ended September 30, 2016 to $55.5 million from $57.7 million in the nine months ended September 30, 2015. The estimated total expected payout of annual bonuses was adjusted in the three months ended September 30, 2016 resulting in a decrease of approximately $3 million.

•

Share-based compensation costs increased $0.6 million in the three months ended September 30, 2016 to $4.4 million from $3.8 million in the three months ended September 30, 2015 and increased $0.5 million in the nine months ended September 30, 2016 to $12.4 million from $11.9 million in the nine months ended September 30, 2015. The increases were primarily due to an increase in the total awards in 2016 compared to 2015.

•

Third-party consulting costs decreased $0.5 million in the three months ended September 30, 2016 to $7.2 million from $7.7 million in the three months ended September 30, 2015 and decreased $1.7 million in the nine months ended September 30, 2016 to $21.0 million from $22.7 million in the nine months ended September 30, 2015. The decreases were primarily a result of lower third-party costs relating to the development of member facing technology and delivery of services.

•

Travel and related costs increased $0.1 million in the three months ended September 30, 2016 to $7.5 million from $7.4 million in the three months ended September 30, 2015 and increased $1.7 million in the nine months ended September 30, 2016 to $23.1 million from $21.4 million in the nine months ended September 30, 2015. The increases were primarily due to costs incurred in the delivery of services.

•

Allocated facilities costs, consisting primarily of rent, operating expenses, and real estate tax escalations, increased $0.4 million in the three months ended September 30, 2016 to $7.5 million from $7.1 million in the three months ended September 30, 2015 and increased $1.9 million in the nine months ended September 30, 2016 to $22.6 million from $20.7 million in the nine months ended September 30, 2015. The increases were primarily a result of increases in operating expenses and real estate taxes.

•

CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of GBP compared to USD. As compared to the same period in 2015, the value of GBP versus USD, on average, decreased by $0.24, or 15%, in the three months ended September 30, 2016, resulting in a decrease of $1.9 million in operating expenses. As compared to the same period in 2015, the value of GBP versus USD, on average, decreased by $0.14, or 9% in the nine months ended September 30, 2016, resulting in a decrease of $3.4 million in operating expenses. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$36,616	19.9%	$33,290	18.1%	$3,326	10.0%
Variable compensation	$3,864	2.1%	$5,400	2.9%	$(1,536)	(28.4)%
Share-based compensation	$1,608	0.9%	$1,302	0.7%	$306	23.5%
Third-party consulting	$5,304	2.9%	$5,676	3.1%	$(372)	(6.6)%
Travel and related	$3,691	2.0%	$3,415	1.9%	$276	8.1%
Allocated facilities	$3,227	1.8%	$3,105	1.7%	$122	3.9%

Cost of services increased 9.1%, or $5.4 million to $65.7 million in the three months ended September 30, 2016 from $60.3 million in the three months ended September 30, 2015. The $3.3 million increase in compensation and related costs was primarily due to an increase in headcount, including the impact of acquisitions and salary increases. In addition to the items in the table above, the increase in the fair value of deferred compensation plan assets was $0.9 million, costs associated with the delivery of member meetings and teleconferences and database services increased $0.8 million, and costs related to the delivery of Evanta event services were $0.8 million. These costs were partially offset by a $1.5 million decrease in variable compensation due to a decrease in the total expected payout of annual bonuses.

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$109,435	19.8%	$102,829	19.1%	$6,606	6.4%
Variable compensation	$15,815	2.9%	$16,333	3.0%	$(518)	(3.2)%
Share-based compensation	$4,591	0.8%	$4,237	0.8%	$354	8.4%
Third-party consulting	$16,102	2.9%	$17,064	3.2%	$(962)	(5.6)%
Travel and related	$11,355	2.1%	$9,759	1.8%	$1,596	16.4%
Allocated facilities	$9,853	1.8%	$8,976	1.7%	$877	9.8%

Cost of services increased 8.7%, or $16.1 million to $200.8 million in the nine months ended September 30, 2016 from $184.7 million in the nine months ended September 30, 2015. The $6.6 million increase in compensation and related costs was primarily due to an increase in headcount, including the impact of acquisitions and salary increases. The $1.6 million increase in travel and related costs was primarily due to costs incurred in the delivery of services. In addition to the items in the table above, the increase in the fair value of deferred compensation plan assets was $1.2 million, costs associated with the delivery of member meetings and teleconferences and database services increased $2.7 million, and costs related to the delivery of Evanta event services were $3.0 million.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$29,135	15.9%	$27,935	15.1%	$1,200	4.3%
Variable compensation	$11,599	6.3%	$11,817	6.4%	$(218)	(1.8)%
Share-based compensation	$1,049	0.6%	$981	0.5%	$68	6.9%
Third-party consulting	$1,048	0.6%	$855	0.5%	$193	22.6%
Travel and related	$3,005	1.6%	$3,273	1.8%	$(268)	(8.2)%
Allocated facilities	$3,256	1.8%	$3,258	1.8%	$(2)	(0.1)%

Member relations and marketing increased 1.9%, or $1.0 million, to $54.9 million in the three months ended September 30, 2016 from $53.9 million in the three months ended September 30, 2015. The $1.2 million increase in compensation and related costs was primarily due to costs associated with an increase in sales headcount. In addition to the items in the table above, the increase in the fair value of deferred compensation plan assets was $1.0 million.

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$90,378	16.3%	$82,371	15.3%	$8,007	9.7%
Variable compensation	$33,619	6.1%	$34,129	6.3%	$(510)	(1.5)%
Share-based compensation	$2,673	0.5%	$2,827	0.5%	$(154)	(5.4)%
Third-party consulting	$2,380	0.4%	$2,480	0.5%	$(100)	(4.0)%
Travel and related	$9,525	1.7%	$9,522	1.8%	$3	0.0%
Allocated facilities	$9,936	1.8%	$9,348	1.7%	$588	6.3%

Member relations and marketing increased 6.3%, or $9.9 million, to $166.4 million in the nine months ended September 30, 2016 from $156.5 million in the nine months ended September 30, 2015. The $8.0 million increase in compensation and related costs was primarily due to costs associated with an increase in sales headcount. In addition to the items in the table above, the increase in the fair value of deferred compensation plan assets was $1.3 million.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$10,962	6.0%	$10,093	5.5%	$869	8.6%
Variable compensation	$1,190	0.6%	$2,016	1.1%	$(826)	(40.9)%
Share-based compensation	$1,697	0.9%	$1,462	0.8%	$235	16.1%
Third-party consulting	$838	0.5%	$1,200	0.7%	$(362)	(30.2)%
Travel and related	$845	0.5%	$741	0.4%	$104	14.1%
Allocated facilities	$1,020	0.6%	$769	0.4%	$251	32.6%

General and administrative increased 25.8%, or $4.8 million, to $23.6 million in the three months ended September 30, 2016 from $18.8 million in the three months ended September 30, 2015. In addition to the $0.9 million increase in compensation and related costs due to an increase in headcount, the increase was primarily related to the transition agreement signed in August 2016 with our CEO, which accounting for $3.0 million. Also, legal and accounting fees increased $0.9 million. These costs were partially offset by a $0.8 million decrease in variable compensation due to a decrease in the total expected payout of annual bonuses.

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$33,213	6.0%	$31,281	5.8%	$1,932	6.2%
Variable compensation	$6,064	1.1%	$7,240	1.3%	$(1,176)	(16.2)%
Share-based compensation	$5,179	0.9%	$4,818	0.9%	$361	7.5%
Third-party consulting	$2,524	0.5%	$3,118	0.6%	$(594)	(19.0)%
Travel and related	$2,253	0.4%	$2,088	0.4%	$165	7.9%
Allocated facilities	$2,836	0.5%	$2,336	0.4%	$500	21.4%

General and administrative increased 10.4%, or $6.3 million, to $66.3 million in the nine months ended September 30, 2016 from $60.0 million in the nine months ended September 30, 2015. In addition to the $1.9 million increase in compensation and related costs due to an increase in headcount, the increase was primarily related to the transition agreement signed in August 2016 with our CEO, which accounting for $3.0 million. Also, legal and accounting fees increased $1.4 million. These costs were partially offset by a $1.2 million decrease in variable compensation due to a decrease in the total expected payout of annual bonuses.

Depreciation and Amortization

The following table outlines the components of Depreciation and amortization (in thousands):

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$5,820	3.2%	$4,954	2.7%	$866	17.5%
Amortization	$5,441	3.0%	$2,896	1.6%	$2,545	87.9%

Depreciation and amortization increased 43.5%, or $3.5 million, to $11.3 million in the three months ended September 30, 2016 from $7.8 million in the three months ended September 30, 2015. The $2.5 million increase in amortization expense was primarily due to the amortization of intangible assets related to the Evanta acquisition in the second quarter of 2016 and other acquisitions in the third and fourth quarter of 2015. The $0.9 million increase in depreciation expense was primarily due to acquisitions made in 2015 and 2016.

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$18,010	3.3%	$16,994	3.2%	$1,016	6.0%
Amortization	$15,209	2.7%	$8,489	1.6%	$6,720	79.2%

Depreciation and amortization increased 30.4%, or $7.7 million, to $33.2 million in the nine months ended September 30, 2016 from $25.5 million in the nine months ended September 30, 2015. The $6.7 million increase in amortization expense was primarily due to the acceleration of amortization expense of an asset acquired in 2014 and acquisitions made in 2015 and 2016. The $1.0 million increase in depreciation expense was primarily due to acquisitions made in 2015 and 2016.

Business Transformation Costs

Business transformation costs were $6.8 million and $16.3 million in the three and nine months ended September 30, 2016, respectively, and related to the development and implementation of cloud-based computing systems and training that will consolidate and standardize our sales processes and financial systems. Costs primarily include software license fees and third-party vendor costs for the implementation and development of the systems, and costs for employees who are solely dedicated to the project.

Acquisition Related Costs

Acquisition related costs were $0.8 million and $6.0 million in the three and nine months ended September 30, 2016, respectively. These costs are primarily related to the Evanta acquisition.

CEB Talent Assessment Segment Operating Data

	September 30,
	2016	2015
Contract Value (in thousands) (1)	$102,818
Wallet retention rate (2)	96%	100%

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

CEB Talent Assessment Segment Results of Operations

The results of operations for the CEB Talent Assessment segment are presented below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Revenue	$46,147		$47,517		$141,776		$146,413
Costs and expenses
Cost of services	16,203	35.1%	18,597	39.1%	52,149	36.8%	55,262	37.7%
Member relations and marketing	13,211	28.6%	12,873	27.1%	40,056	28.3%	41,820	28.6%
General and administrative	6,149	13.3%	8,066	17.0%	21,527	15.2%	23,881	16.3%
Depreciation and amortization	13,639	29.6%	7,724	16.3%	43,572	30.7%	23,825	16.3%
Restructuring costs	—	—	—	—	418	0.3%	948	0.6%
Total costs and expenses	49,202	106.6%	47,260	99.5%	157,722	111.2%	145,736	99.5%
Operating (loss) income	$(3,055)	(6.6)%	$257	0.5%	$(15,946)	(11.2)%	$677	0.5%

CEB Talent Assessment Segment Revenue

The following table outlines CEB Talent Assessment Segment Revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$46,147	$47,517	$141,776	$146,413
Adjusted revenue	$46,147	$47,753	$141,776	$147,703
Constant currency Adjusted revenue	$47,775		$146,947

Revenue decreased $1.4 million, or 2.9%, in the three months ended September 30, 2016 from the three months ended September 30, 2015. Revenue decreased $4.6 million, or 3.2%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015. This decrease was primarily attributed to the impact of lower foreign currency exchange rates against the USD for the comparable periods.

Adjusted revenue decreased $1.6 million, or 3.4%, in the three months ended September 30, 2016 from the three months ended September 30, 2015. The impact of the deferred revenue fair value adjustment was $0.2 million in the three months ended September 30, 2015. Adjusted revenue decreased $5.9 million, or 4.0%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015. The impact of the deferred revenue fair value adjustment was $1.3 million in the nine months ended September 30, 2015. On a constant currency basis, Adjusted revenue remained the same in the three months ended September 30, 2016 from the three months ended September 30, 2015 and decreased $0.8 million, or 0.5%, in the nine months ended September 30, 2016 from the nine months ended September 30, 2015.

The CEB Talent Assessment segment includes international operations that subject us to risks related to currency exchange fluctuations. The functional currencies of the subsidiaries in the CEB Talent Assessment segment are the respective local currencies of the subsidiaries. The subsidiaries contract and invoice in local currencies, thus revenue is impacted by the fluctuations in foreign currency rates, specifically, the exchange rate of GBP, AUD, and Euro against the USD. Following the June 2016 announcement of Brexit, there was significant volatility in global currency exchange rate fluctuations that resulted in the strengthening of the USD against foreign currencies in which we conduct business. Our future revenue will continue to be negatively impacted if the current reduced exchange rates for foreign currencies against the USD continue.

CEB Talent Assessment Segment Costs and Expenses

Costs and expenses were $49.2 million in the three months ended September 30, 2016, an increase of $1.9 million from $47.3 million in the three months ended September 30, 2015. Costs and expenses were $157.7 million in the nine months ended September 30, 2016, an increase of $12.0 million from $145.7 million in the nine months ended September 30, 2015. The increase in costs and expenses in the three and nine months ended September 30, 2016 was primarily attributable to a $7.0 million and $22.2 million net increase, respectively, in amortization expense primarily related to the change in the estimated useful life of the SHL trade name, which was made in 2015. The primary expenses incurred by the CEB Talent Assessment segment are compensation and related costs, variable compensation, third-party consulting costs, travel and related costs, and facilities costs. Costs and expenses are also impacted by changes in the exchange rates of GBP, Euro, and other currencies. CEB Talent Assessment segment costs and expenses are denominated primarily in GBP; therefore, with revenues being denominated in local currencies as discussed above, operating profit is impacted by the fluctuations in currencies against GBP. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs include salaries, payroll taxes, and benefits. Total costs decreased $1.9 million in the three months ended September 30, 2016 to $21.9 million from $23.8 million in the three months ended September 30, 2015 and decreased $4.0 million in the nine months ended September 30, 2016 to $68.4 million from $72.4 million in the nine months ended September 30, 2015. The decreases were primarily due to benefits from foreign currency fluctuations, including the decline in the value of GBP against the USD.

•

Variable compensation includes sales incentives and annual bonuses. Total costs increased $0.1 million in the three months ended September 30, 2016 to $3.6 million from $3.5 million in the three months ended September 30, 2015 and increased $0.5 million in the nine months ended September 30, 2016 to $12.2 million from $11.7 million in the nine months ended September 30, 2015. The increases were primarily due to an increase in sales incentive rates over the prior year offset by benefits from foreign currency fluctuations, including the decline in the value of GBP against the USD.

•

Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Total costs decreased $0.4 million in the three months ended September 30, 2016 to $1.7 million from $2.1 million in the three months ended September 30, 2015 and decreased $0.4 million in the nine months ended September 30, 2016 to $6.0 million from $6.4 million in the nine months ended September 30, 2015. The decreases were primarily due to benefits from foreign currency fluctuations, including the decline in the value of GBP against the USD.

•

Travel and related expenses primarily relate to sales staff travel and travel incurred to deliver services to customers. Total costs decreased $0.1 million in the three months ended September 30, 2016 to $1.2 million from $1.3 million in the three months ended September 30, 2015 and decreased $0.3 million in the nine months ended September 30, 2016 to $3.9 million from $4.2 million in the nine months ended September 30, 2015.

•

Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. Total costs were $2.1 million in the three months ended September 30, 2016 and 2015 and increased $0.4 million in the nine months ended September 30, 2016 to $6.5 million from $6.1 million in the nine months ended September 30, 2015.

•

The CEB Talent Assessment segment operating expenses are impacted by currency fluctuations. Approximately 60% of costs and expenses, excluding depreciation and amortization expenses are based in GBP. As compared to the same period in 2015, the value of GBP versus the USD, on average, decreased by $0.24, or 15%, in the three months ended September 30, 2016, resulting in a decrease of $2.0 million in operating expenses. As compared to the same period in 2015, the value of GBP versus the USD, on average, decreased by $0.14, or 9% in the nine months ended September 30, 2016, resulting in a decrease of $3.8 million in operating expenses. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s costs and expenses.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$10,440	22.6%	$11,455	24.1%	$(1,015)	(8.9)%
Variable compensation	$1,144	2.5%	$1,512	3.2%	$(368)	(24.3)%
Share-based compensation	$72	0.2%	$48	0.1%	$24	50.0%
Third-party consulting	$1,619	3.5%	$1,993	4.2%	$(374)	(18.8)%
Travel and related	$512	1.1%	$569	1.2%	$(57)	(10.0)%
Allocated facilities	$1,068	2.3%	$1,081	2.3%	$(13)	(1.2)%

Cost of services decreased 12.9%, or $2.4 million, to $16.2 million in the three months ended September 30, 2016 from $18.6 million in the three months ended September 30, 2015. The $1.0 million decrease in compensation and related costs and the $0.4 million decrease in variable compensation were primarily due to the decline in the value of GBP against the USD partially offset by an increase in the cost of services function headcount.

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$32,609	23.0%	$33,636	23.0%	$(1,027)	(3.1)%
Variable compensation	$4,098	2.9%	$4,266	2.9%	$(168)	(3.9)%
Share-based compensation	$334	0.2%	$229	0.2%	$105	45.9%
Third-party consulting	$5,724	4.0%	$6,069	4.1%	$(345)	(5.7)%
Travel and related	$1,674	1.2%	$1,806	1.2%	$(132)	(7.3)%
Allocated facilities	$3,225	2.3%	$3,152	2.2%	$73	2.3%

Cost of services decreased 5.6%, or $3.2 million, to $52.1 million in the nine months ended September 30, 2016 from $55.3 million in the nine months ended September 30, 2015. The $1.0 million decrease in compensation and related costs was primarily due to the decline in the value of GBP against the USD partially offset by an increase in the cost of services function headcount. In addition to the items in the table above, product and assessment costs decreased $0.8 million and external IT costs and telecommunication costs decreased $0.6 million.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$7,969	17.3%	$7,824	16.5%	$145	1.9%
Variable compensation	$2,591	5.6%	$1,954	4.1%	$637	32.6%
Share-based compensation	$253	0.5%	$332	0.7%	$(79)	(23.8)%
Third-party consulting	$58	0.1%	$58	0.1%	$—	0.0%
Travel and related	$579	1.3%	$632	1.3%	$(53)	(8.4)%
Allocated facilities	$657	1.4%	$666	1.4%	$(9)	(1.4)%

Member relations and marketing increased 2.6%, or $0.3 million, to $13.2 million in the three months ended September 30, 2016 from $12.9 million in the three months ended September 30, 2015. The $0.6 million increase in variable compensation was primarily due to a higher sales incentive rate in the current year versus the prior year partially offset by the decline in the value of GBP against the USD.

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$24,412	17.2%	$25,202	17.2%	$(790)	(3.1)%
Variable compensation	$7,617	5.4%	$6,700	4.6%	$917	13.7%
Share-based compensation	$648	0.5%	$929	0.6%	$(281)	(30.2)%
Third-party consulting	$99	0.1%	$144	0.1%	$(45)	(31.3)%
Travel and related	$1,880	1.3%	$1,937	1.3%	$(57)	(2.9)%
Allocated facilities	$1,986	1.4%	$1,911	1.3%	$75	3.9%

Member relations and marketing decreased 4.2%, or $1.7 million, to $40.1 million in the nine months ended September 30, 2016 from $41.8 million in the nine months ended September 30, 2015. The $0.8 million decrease in compensation and related costs was primarily due to the decline in the value of GBP against the USD partially offset by an increase in the member relations and marketing headcount. In addition to the items in the table above, product and assessment costs decreased $0.8 million and advertising costs decreased $0.3 million. The $0.9 million increase in variable compensation was primarily due to a higher sales incentive rate in the current year versus the prior year partially offset by the decline in the value of GBP against the USD.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$3,460	7.5%	$4,516	9.5%	$(1,056)	(23.4)%
Variable compensation	$(104)	(0.2)%	$75	0.2%	$(179)	(238.7)%
Share-based compensation	$193	0.4%	$185	0.4%	$8	4.3%
Third-party consulting	$15	0.0%	$48	0.1%	$(33)	(68.8)%
Travel and related	$102	0.2%	$125	0.3%	$(23)	(18.4)%
Allocated facilities	$361	0.8%	$358	0.8%	$3	0.8%

General and administrative decreased 23.8%, or $2.0 million, to $6.1 million in the three months ended September 30, 2016 from $8.1 million in the three months ended September 30, 2015. The $1.1 million decrease in compensation and related costs was primarily due to a decrease in the general and administrative function headcount and the decline in the value of GBP against the USD.

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Compensation and related	$11,350	8.0%	$13,607	9.3%	$(2,257)	(16.6)%
Variable compensation	$493	0.3%	$765	0.5%	$(272)	(35.6)%
Share-based compensation	$577	0.4%	$281	0.2%	$296	105.3%
Third-party consulting	$128	0.1%	$192	0.1%	$(64)	(33.3)%
Travel and related	$362	0.3%	$414	0.3%	$(52)	(12.6)%
Allocated facilities	$1,299	0.9%	$1,044	0.7%	$255	24.4%

General and administrative decreased 9.9%, or $2.4 million, to $21.5 million in the nine months ended September 30, 2016 from $23.9 million in the nine months ended September 30, 2015. The $2.3 million decrease in compensation and related costs was primarily due to a decrease in the general and administrative function headcount and the decline in the value of GBP against the USD.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$1,959	4.2%	$1,965	4.1%	$(6)	(0.3)%
Amortization	$11,680	25.3%	$5,759	12.1%	$5,921	102.8%

Depreciation and amortization increased 76.6%, or $5.9 million, to $13.6 million in the three months ended September 30, 2016 from $7.7 million in the three months ended September 30, 2015. The increase in amortization expense was primarily related to the acceleration of amortization expense as a result of the change in the estimated useful life of the SHL trade name, which is being amortized through December 31, 2016. The change in estimated useful life resulted in an increase in amortization of $7.0 million in the three months ended September 30, 2016 and was partially offset by the decline in the value of GBP against the USD.

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues	2016 vs 2015 $ Change	2016 vs 2015 % Change
Depreciation	$6,383	4.5%	$5,801	4.0%	$582	10.0%
Amortization	$37,189	26.2%	$18,024	12.3%	$19,165	106.3%

Depreciation and amortization increased 82.9%, or $19.8 million, to $43.6 million in the nine months ended September 30, 2016 from $23.8 million in the nine months ended September 30, 2015. The increase in amortization expense was primarily related to the acceleration of amortization expense as a result of the change in the estimated useful life of the SHL trade name, which is being amortized through December 31, 2016. The change in estimated useful life resulted in an increase in amortization of $22.2 million in the nine months ended September 30, 2016 and was partially offset by the decline in the value of GBP against the USD.

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

At September 30, 2016, we had $392.3 million of Term A-3 Loans outstanding with an annual interest rate of 2.27% and borrowings of $250.0 million under the Revolving Credit Facility with a weighted average annual interest rate of 2.27%. We were in compliance with all of the covenants under the Credit Agreement at September 30, 2016.

We had cash and cash equivalents of $135.8 million and $113.3 million at September 30, 2016 and December 31, 2015, respectively. Cash held by our foreign subsidiaries was $117.3 million at September 30, 2016. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

We believe that existing cash and cash equivalents, operating cash flows, and availability under the Revolving Credit Facility will be sufficient to support operations, including interest and required principal payments, anticipated capital expenditures, and the payment of dividends, as well as potential share repurchases for at least the next 12 months. Our future cash flows will depend on many factors, including our rate of Contract Value growth and investments in operations to expand market presence and enhance technology. At September 30, 2016, available borrowings under the Revolving Credit Facility were $88.9 million after reduction of $250.0 million of outstanding borrowings and $11.1 million of outstanding letters of credit. In November 2016, outstanding letters of credit increased to $21.4 million. We expect to place increased emphasis and priority on deleveraging in the near term. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses, such as the recently completed Evanta acquisition, if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek additional financing as an additional source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; and the market prices of our securities. As a result, any additional financing may not be available on acceptable terms or at all.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net cash flows provided by operating activities	$92,325	$101,205
Net cash flows used in investing activities	$(290,177)	$(36,838)
Net cash flows provided by (used in) financing activities	$223,995	$(53,334)

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

Net cash flows provided by operating activities decreased $8.9 million in the nine months ended September 30, 2016 from the same period in 2015. The decrease in cash flows from operations was primarily due to lower sales bookings growth on a year-over-year basis, which resulted in lower cash collections, and higher interest payments partially offset by lower cash income tax payments in the current period.

Total income tax payments were $19.4 million and $49.6 million in the nine months ended September 30, 2016 and 2015, respectively. The $30.2 million reduction in income tax payments was primarily due to certain US tax benefits we were able to recognize in 2015, which resulted in overpayments. We expect our future tax payments to increase in 2017 compared to 2016.

We made interest payments of $15.4 million and $8.4 million in the nine months ended September 30, 2016 and 2015, respectively. Subject to our ability to pay down our debt, our interest payments are expected to remain at elevated levels in future periods due to the additional borrowings in April 2016 to fund the Evanta acquisition.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities increased $253.3 million in the nine months ended September 30, 2016 from the same period in 2015. We utilized $269.2 million for the acquisition of Evanta, which included a payment of $286.8 million, less $17.6 million of cash acquired.

In the nine months ended September 30, 2016, we used $15.7 million for capital expenditures primarily for computer and network equipment to support infrastructure and the implementation of new products and enhancements to client-facing platforms. We also made an additional $5.3 million investment in two private entities.

We estimate that capital expenditures to support our infrastructure will be approximately $30 million to $32 million in 2016.

Cash Flows from Financing Activities

Net cash flows provided by financing activities increased $277.3 million in the nine months ended September 30, 2016 from the same period in 2015. In the nine months ended September 30, 2016, we borrowed $405.0 million under the Senior Secured Credit Facilities and repaid amounts outstanding on our credit facilities of $80.2 million. Further, we used $53.6 million in the nine months ended September 30, 2016 to repurchase shares of our common stock, an increase of $10.9 million from the nine months ended September 30, 2015. We increased our quarterly dividend rate from $0.375 per share in 2015 to $0.4125 per share beginning in the first quarter of 2016, resulting in additional dividend payments of $2.3 million in the nine months ended September 30, 2016.

Contractual Obligations

There were no material changes at September 30, 2016 to the contractual obligations table disclosed in our June 30, 2016 Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

At September 30, 2016 and December 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others:

•	our dependence on renewals of our membership-based services;
•	the sale of additional programs to existing members and our ability to attract new members;
•	our potential failure to adapt to changing member needs and demands or to compete successfully with other companies that offer similar products and services;
•	our potential failure to develop and sell, or expand sales markets for our CEB Talent Assessment tools and services;
•	our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues;
•	the impact of a change in our CEO, including the impact of any additional changes to senior management that occur subsequently;
•	fluctuations in operating results;
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

In Part I, “Item 1A. Risk Factors” of our 2015 Annual Report on Form 10-K, as filed with the SEC on February 26, 2016, and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the SEC on August 9, 2016, and in Part II, “Item 1A Risk Factors” below, we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date this Quarterly Report on Form 10-Q is filed. We assume no obligation and do not intend to update these forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect its financial results.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. Except as presented below, there were no material changes during the quarter ended September 30, 2016 to the information included in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

If we do not successfully manage the transition associated with the decision to step down by our long-time Chairman and Chief Executive Officer, it could be viewed negatively by our members, customers, suppliers, employees, shareholders and other stakeholders and could have an adverse impact on our business.

On August 30, 2016, Thomas L. Monahan, III notified CEB that he intends to step down from his positions as Chairman and Chief Executive Officer upon the appointment by CEB’s board of directors (the “Board”) of a new Chief Executive Officer (“CEO”). The Board has an active search process underway to select the Company’s next CEO. Mr. Monahan has entered into an agreement with the Company to provide for a transition period during which he will remain employed by the Company and continue in his current positions, pending the selection of his successor. In addition to selecting a new CEO, the Board will need to decide whether to separate the positions of Chairman and CEO. Such a separation would represent a change in governance structure from the structure that has been in place at the Company for many years.

Executive leadership transitions can be inherently difficult to manage, and Mr. Monahan’s long tenure and significant influence on the business may add to the complexity of this transition process. An inadequate transition of our Chairman and CEO positions may cause disruption to our business and to our relationships with members, customers and employees. Among other things, management transition inherently causes some loss of institutional knowledge and often results in some degree of strategic and operational change. These can negatively affect execution, and our results of operations and financial condition could suffer as a result. If we do not successfully manage this transition, it could be viewed negatively by our members, customers, suppliers, shareholders and other stakeholders and could have an adverse impact on our business. In addition, if we are unable to attract and retain a qualified candidate to become our new CEO in a timely manner, or if we do not implement an effective new governance approach if the Board decides to separate the offices of Chairman and CEO, our ability to meet our financial and operational goals and strategic plans, as well as our financial performance, may be adversely impacted.

These changes also may make it more difficult to retain other key employees. In October 2016, we entered into retention agreements with our Chief Administrative Officer and our Chief Financial Officer to provide them with incentives to remain in their positions with the Company at least throughout the CEO succession process. There can be no assurance that they will remain with the Company throughout the transition process or how the process will affect other key employees. The loss of any member of our senior management could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plans (2)
July 1, 2016 to July 31, 2016	259	$—	—	$137,141,367
August 1, 2016 to August 31, 2016	2,776	$—	—	$137,141,367
September 1, 2016 to September 30, 2016	493	$—	—	$137,141,367
Total	3,528		—

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy minimum statutory employee tax withholding obligations.
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

10.1†

Transition Agreement between CEB and Thomas L. Monahan III, dated August 30, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2016).

10.2

Letter Agreement between CEB and Melody L. Jones, dated September 30, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016).

10.3

Letter Agreement between CEB and Richard S. Lindahl, dated September 30, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEB Inc.
(Registrant)
Date: November 8, 2016	By:	/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

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

10.1†

Transition Agreement between CEB and Thomas L. Monahan III, dated August 30, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2016).

10.2

Letter Agreement between CEB and Melody L. Jones, dated September 30, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016).

10.3

Letter Agreement between CEB and Richard S. Lindahl, dated September 30, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Management contract or compensatory plan or arrangement.