Form 10-K
period 2016-12-31
CEB Inc.
filed 2017-03-01
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based upon the closing price of the registrant’s common stock as of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was $1,541,013,000.*

There were 32,275,051 shares of the registrant’s common stock outstanding at February 24, 2017.

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Portions of the registrant’s Proxy Statement relating to its 2017 Annual Stockholders’ Meeting to be filed pursuant to Regulation 14A within 120 days after year-end are incorporated by reference into Part III of this Report unless this Report is amended to provide such information.

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

Factors that could cause actual results to differ materially from those indicated by forward-looking statements include, among others:

•

failure of the Company’s stockholders to adopt the merger agreement with Gartner, Inc. (“Gartner”) or that the companies will otherwise be unable to consummate the merger on the terms set forth in the merger agreement;

•	uncertainty as to the market value of the non-cash portion of the merger consideration to be paid in the merger;
•	litigation in respect of the merger;
•	disruption from the merger making it more difficult to maintain certain strategic relationships;
•	our dependence on renewals of our membership-based services;
•	the sale of additional subscriptions, memberships, or leadership councils to existing members and our ability to attract new members;
•	our potential failure to adapt to changing member needs and demands or to compete successfully with other companies that offer similar products and services;
•	our potential failure to develop and sell, or expand sales markets for our CEB Talent Assessment tools and services;
•	our potential inability to attract and retain a significant number of highly skilled employees or successfully manage succession planning issues;
•	the impact of any changes to senior management that occur;
•	fluctuations in operating results;
•

the implementation of our business transformation initiative may be disruptive to our operations, potential cost overruns could have material adverse effects on our operating results, and once this initiative is completed we may not realize anticipated savings or operational benefits, however, we have opted to decelerate the design and implementation schedule of these systems;

•	our potential inability to protect our intellectual property rights;
•	our potential inability to adequately maintain and protect our information technology infrastructure and our member and client data;
•	our potential exposure to loss of revenue resulting from our unconditional service guarantee;
•	exposure to litigation related to our content we provide;
•	various factors that could affect our estimated income tax rate or our ability to use our existing deferred tax assets;
•	changes in estimates, assumptions, or revenue recognition policies used to prepare our consolidated financial statements, including those related to testing for potential goodwill impairment;
•	our potential inability to make, integrate, and maintain acquisitions and investments;

•	the amount and timing of the benefits expected from acquisitions and investments;
•

the risk that Evanta may not perform at the level we are expecting, and as a result, the anticipated positive impact of the acquisition of Evanta on the operations and future financial results of CEB may not be achieved or may be lower than expected;

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

•	our potential inability to effectively manage the risks associated with our international operations, including the risk of foreign currency exchange fluctuations;
•	the potential effects from the withdrawal of the United Kingdom (“UK”) from the European Union;
•

our potential inability to effectively anticipate, plan for, and respond to changing economic and financial markets conditions, especially in light of ongoing uncertainty in the worldwide economy, the US economy; and

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

We do this by combining our advanced research and analytics with best practices from thousands of member companies with our proprietary research methodologies, benchmarking assets, and human capital analytics. The combination of best practices, insights, and data from memberships with talent assessments, predictive analytics, and robust technology platforms allows us to increase our capabilities for helping clients manage talent, transform operations, and reduce risk. Over time, our member network and data sets grow and strengthen the impact of our products and services. CEB Talent Assessment services deliver rich data, analytics, and insights for assessing and managing employees and applicants and position clients to achieve better business results through enhanced intelligence for talent and key decision-making processes – from hiring and recruiting to employee development and succession planning.

On January 5, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gartner, Inc., a Delaware corporation (“Gartner”), and Cobra Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Gartner (“Sub”). Pursuant to the Merger Agreement, Sub will be merged with and into CEB, with CEB surviving as a wholly-owned subsidiary of Gartner (the “Merger”). Pursuant to the Merger Agreement and subject to the terms and conditions therein, in the Merger each share of common stock of CEB Inc., par value $0.01 per share, will be converted into the right to receive (i) $54.00 in cash and (ii) 0.2284 of a share of common stock of Gartner, par value $0.0005 per share. We expect that the Merger will be consummated during the first half of 2017.

Our Segments

We operate through two reporting segments: CEB and CEB Talent Assessment.

The CEB segment provides comprehensive data analysis, research, and advisory services that align to more than 50 executive leadership roles and key recurring decisions and enable members to focus efforts to address emerging and recurring business challenges efficiently and effectively. This includes our memberships for senior executives and their teams to drive corporate performance by identifying and building on the proven best practices of the world’s best companies. Our member network is integral to our business. Close relationships with our members provide us with the business insights, solutions, and analytics that we use to support executives and professionals during their careers. Personnel Decisions Research Institutes, LLC (“PDRI”), a subsidiary in the CEB segment, provides customized personnel assessment tools and services to various agencies of the US government and also to commercial enterprises. On April 29, 2016, the Company completed the acquisition of 100% of the outstanding capital stock of CXO Acquisition Co. and Sports Leadership Acquisition Co. (collectively referred to as “Evanta”). Evanta focuses on C-suite executive development and collaboration solutions for peer-to-peer engagement, networking, and leadership training between information technology and security, human resources, and finance.

Our CEB Talent Assessment segment includes the SHL products and services of cloud-based solutions for talent assessment, development, strategy, analytics, decision support, and professional services that support those solutions enabling client access to data, analytics, and insights for assessing and managing employees and applicants. CEB Talent Assessment assists clients with determining potential candidates for employment and developing existing employees and also provides consulting services that help maximize the utility of assessment data. The tools and services provided by CEB Talent Assessment use science and data to develop talent strategies for clients that are linked to business results.

Who We Serve

We serve executives and professionals in corporate functions at more than 10,000 large corporate and middle market institutions operating in more than 70 countries. We consider the following corporate functions to be our primary markets within the CEB segment: Compliance & Legal, Finance, Human Resources, Information Technology, Innovation & Strategy, Marketing & Communications, Procurement & Operations, Risk & Audit, and Sales & Service. The CEB Talent Assessment segment focuses primarily on the Human Resources function and markets its services to other corporate functions.

We also serve operational leaders in the global financial services industry, US government, and professional services and technology providers. Senior executives in the financial services industry face business challenges arising from capital and financial markets, the economy, industry competition, litigation, and regulation. Functional heads in the US government face management challenges specific to the public sector, often arising from economic, regulatory, environmental, compliance, and labor considerations. Professional services firms and technology providers use CEB to learn about customer challenges, deliver more insightful engagements, and meet new prospects. For the financial services industry, the US government, and professional services and technology providers, we offer best demonstrated practices, operational insights, analytical tools, and peer collaboration designed to drive effective executive decision making.

At December 31, 2016, our member and client network included 86% of the Fortune 500, 72% of the Dow Jones Asian Titans, and 83% of the FTSE 100.

Our Products and Services

Through our wide-range of advisory services and technology solutions, we help leaders make the right decisions faster, speed up their operations, and get the most out of their people, all in the service of eliminating barriers to and taking advantage of new opportunities for growth.

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

•

Talent Management Services. We help organizations plan, recruit, assess, develop, engage, and drive performance of their organizational talent against corporate objectives. We evaluate their training programs and also develop workshops and technical training that enhance the potential of emerging leaders and their teams. Our assessment and development solutions help companies manage human capital investments. These offerings include cognitive ability assessments, skills and/or knowledge assessments, personality questionnaires, and job/role simulations and are generally implemented as pre-hire or post-hire applications. Our proprietary workshops and technical training provide an executive education curriculum supported by e-learning resources for members seeking to enhance skill development for their staff. These tools and services use science and data to develop talent strategies for clients that are linked to business results.

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

•

Building compelling careers. We look to build a world-class CEB team and are vigorous about measuring talent outcomes. We believe that working at CEB means employees will have an opportunity to do high-impact work for senior executives at the world’s most respected companies and that they will work with and learn from first rate colleagues. We intend to continue building a world-class CEB team.

•

Driving agility and operational excellence. We are working to apply our own insights and tools to help us move quickly and consistently in support of our members and clients. Our goal is to ensure our processes and structures allow us to respond quickly to opportunities and risks as markets evolve.

Our Pricing

We believe that we offer a cost-effective, yet high-quality alternative to traditional professional, information, and advisory services. The majority of CEB segment products and services are purchased as a one year membership, with an annual subscription fee that is typically payable at the beginning of the contract term. Membership subscription prices vary by product and may be further adjusted based on member’s revenue or headcount. We offer discounted pricing schedules and modified terms for companies that purchase a large number of subscriptions. In 2016, no member or client accounted for more than 0.5% of consolidated revenue. Some of our contracts provide that a member may request a refund of its membership fee during the membership term under our service guarantee. Refunds are provided from the date of the refund request on a pro-rata basis relative to the remaining term of the membership.

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

•	PDRI contracts vary between fixed firm price (“FFP”), time and material (“T&M”), license, or FFP level of effort.
•	Evanta derives most of its revenue from event sponsorship. Event sponsors pay a fee to advertise at each event with pricing dependent upon the quality and level of executive attendance.

Our Competition

We compete in the broad and highly competitive advisory services industry. We believe that the factors that differentiate us from our competitors include the quality, diversity, and size of our client base and related member network; the quality of our research and analysis; the effectiveness of our service and advice; price; the breadth, depth, and accessibility of our data assets; range and scope of product and service offerings; brand; and employees. We believe that we also provide members and clients with significant value at a lower cost than either an internal research effort or an external consulting contract.

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

We also compete against entities such as trade associations, nonprofit organizations, research and database companies as well as providers of free content over the Internet and through other delivery channels. We believe that these competitors offer less detailed and less trusted research, data, or advice and fewer networking opportunities and educational services. Our direct competitors generally compete with us in a single decision support center, a single corporate function, and/or in a specific industry.

Our collaboration agreement with The Advisory Board Company to enhance services to members and clients and explore new product development opportunities, which included a limited non-competition provision, expired in February 2017.

Our Employees

We employ individuals from top undergraduate and graduate programs as well as experienced talent from outside CEB, who have functional, professional, academic, industrial or organizational psychology, or consulting expertise. Our success depends on our ability to effectively attract, develop, engage, and retain outstanding talent and we believe that we offer compelling career paths, opportunities for professional development, and competitive compensation. We compete for employees with numerous information and professional services providers, many of which are significantly larger than we are and, we believe, have greater resources. At December 31, 2016, we employed approximately 4,900 staff members.

We believe that relationships with our employees remain favorable. We continue to enhance our communication, professional development, performance management, recruiting, and on-boarding programs in an effort to attract and retain talent with the capabilities required to perform effectively in light of increasing geographic, market, role, and product diversity.

Our Sales and Marketing Efforts

We sell our products and services in more than 70 countries. We generally sell our membership-based products and services as a package, which enables executives and professionals to obtain the greatest value from the products and services as well as from our global member network. Our talent assessment and management solutions are sold as subscription services for most clients, who require long-term assessment support, but they also can be configured to reflect the unique needs of clients. Our premium professional services are generally sold as separate engagements to more specifically address the timing and service delivery needs of our client base. Our commercial structure simplifies how we interact with members and clients, improves sales teams understanding of member and client needs, enhances sales roles, and facilitates focus on our members and clients across different market segments. We believe this structural model, which aligns with member preferences and needs with resources we provide, as supported by continued investments in our technology platforms, improves customer loyalty, existing account growth, new account acquisitions, and efficiency of sales teams.

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

Available Information

We make available, free of charge, on or through the investor relations section of our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission (“SEC”). Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee) and Code of Conduct for Officers, Directors, and Employees are also available at that same location on our website.

Item 1A.	Risk Factors.

The following risks could materially adversely affect our business, financial condition, and operating results. In addition to the risks discussed below and elsewhere in this Annual Report on Form 10-K, other risks and uncertainties not currently known to us or that we currently consider immaterial could, in the future, materially adversely affect our business, financial condition, and operating results. Other than “Risks related to the Merger,” unless otherwise indicated below, these risks relate to our standalone business operations without regard to the pendency or consummation of the Merger.

Risks related to the Merger

Failure to consummate the Merger could materially adversely affect our future business, financial results, and our stock price.

If the Merger is not consummated, our ongoing business may be materially adversely affected, and we will be subject to several risks, including the following:

•

having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;

•

having to restart the process of finding a successor to our current Chief Executive Officer (“CEO”), who announced his intention to step down by June 2017 (and possibly without candidates who our Board of Directors had identified as “finalists,” as they may have accepted other positions or may no longer be interested in the opportunity);

•

addressing the retention of our CEO and possibly other senior executives for an additional period of time, to allow for the restart and completion of a new CEO search process, which is likely to impose additional (possibly material) costs on us and may not be successful;

•

addressing any loss of personnel and/or customers that may have occurred since the announcement of the signing of the Merger Agreement, as a result of such personnel or customers believing that we would not be continuing as a stand-alone business;

•

addressing the consequences of operational decisions made since the signing of the Merger Agreement either because of restrictions on our operations imposed by the terms of the Merger Agreement or in light of the expectation that the Merger would be consummated, including decisions to delay or defer capital expenditures; new or revised operating, marketing, or sales plans and strategies; introduction of new products and services; and acquisition, joint venture and other strategic business opportunities;

•	responding to additional competition from Gartner, if it decides to enter on its own some of the business lines that it sought to acquire in the Merger; and
•	returning the focus of our management and personnel to operating our business on a stand-alone basis without any of the benefits expected to have been provided by the consummation of the Merger.

In addition to the above risks, we may be required, under certain circumstances, to pay Gartner a termination fee of up to $99 million, which may materially adversely affect our financial condition.

If the Merger is not consummated, we cannot assure our stockholders that these risks will not materialize and will not materially adversely affect our business, financial results, and stock price to the extent the current market prices reflect a market premium based on the assumption that the Merger will be consummated.

The pendency of the Merger could materially adversely affect our business, financial condition, operating results, or cash flows.

In connection with the pending Merger, some of our customers or vendors may delay or defer decisions on continuing or expanding their business dealings with us, which could materially adversely affect our revenue, earnings, cash flows and expenses, regardless of whether the Merger is consummated. Similarly, our current and prospective employees may experience uncertainty about their future roles with Gartner following the consummation of the Merger, which may materially adversely affect our ability to attract, retain, and motivate key personnel during the pendency of the Merger and which may materially adversely divert attention from the daily activities of our existing employees. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial. Further, the Merger may give rise to potential liabilities, including those that may result in shareholder lawsuits relating to the Merger. Any of these matters could materially adversely affect our businesses, financial condition, operating results, or cash flows.

The consummation of the Merger is subject to a number of conditions and if these conditions are not satisfied or waived, the Merger will not be consummated.

Pursuant to the Merger Agreement, consummation of the Merger is subject to a number of conditions that must be satisfied prior to the consummation of the Merger and may not occur, even if we obtain stockholder approval. Should the Merger fail to close for any reason, our business, financial condition, operating results, or cash flows may be materially adversely affected. The closing conditions under the Merger Agreement include, among others:

•	adoption of the Merger Agreement by an affirmative majority vote of the outstanding shares of our common stock;
•	the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the Merger (which was filed with the SEC by Gartner on February 6, 2017);
•	the approval for listing by the NYSE, subject to official notice of issuance, of the Gartner common stock issuable to our stockholders in the Merger;
•	the termination or expiration of any applicable waiting period under the HSR Act (early termination was granted by the FTC on February 1, 2017);

•	the termination or expiration of the waiting period under German competition laws (early termination was granted on February 7, 2017) and
•

no applicable law, no legal restraint or prohibition, and no binding order or determination by any governmental entity shall be in effect that prevents, makes illegal or prohibits the consummation of the Merger or that is reasonably likely to result, directly or indirectly, in (i) any prohibition or limitation on the ownership or operation by the Company, Gartner, or any of their respective subsidiaries being compelled as a result of the Merger to dispose of or hold separate any portion of their respective businesses, properties or assets, (ii) the Company, Gartner, or any of their respective subsidiaries being compelled as a result of the Merger to dispose of or hold separate any portion of their respective businesses, properties or assets, (iii) any prohibition or limitation on the ability of Gartner to acquire or exercise full ownership rights of, any shares of the capital stock of our subsidiaries, including the right to vote or (iv) any prohibition or limitation on Gartner effectively controlling the business or operations of the Company and its subsidiaries, in each case subject to the parties obligations under the Merger Agreement to take certain actions, if necessary, to obtain regulatory approval.

For both Gartner and CEB, the obligation to consummate the Merger is also subject to the accuracy of representations and warranties of, and the performance of obligations of, the other party, in each case as set forth in the Merger Agreement, subject to specified materiality exceptions. The obligations of each party to close are also subject to the absence of any material adverse effect on the other party. As a result of the above mentioned conditions and the other conditions described in the Merger Agreement, there can be no assurance that the Merger will be consummated, even if CEB stockholder approval of the Merger is obtained.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of CEB or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains “no shop” provisions that, subject to certain exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of the Company. Further, even if our Board of Directors withdraws or qualifies its recommendation in favor of adopting the Merger Agreement, we will still be required to submit the matter to a vote of our stockholders. In addition, Gartner generally has an opportunity to offer to modify the terms of the proposed Merger in response to any competing acquisition proposal that may be made before our Board of Directors may withdraw or qualify its recommendation.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of CEB from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Negative publicity related to the Merger may materially adversely affect CEB.

Political and public sentiment in connection with a proposed combination may result in a significant amount of adverse press coverage and other adverse public statements affecting the parties to the Merger. Adverse press coverage and public statements, whether or not driven by political or popular sentiment, may also result in legal claims or in investigations by regulators, legislators, and law enforcement officials. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, can divert the time and efforts of our senior management from operating our businesses. Addressing any adverse publicity, governmental scrutiny, or enforcement of other legal proceedings is time-consuming and expensive and, regardless of the factual basis for the assertions being made, could have a negative effect on our reputation, on the morale of our employees, and on our relationships with regulators. It may also have a negative impact on our ability to take timely advantage of various business and market opportunities. All of these factors may materially adversely affect our business and cash flows, financial condition, and operating results.

Risks related to our business

We may fail to attract new members to our memberships, services, and products, obtain renewals from existing members, or cross-sell memberships, services, and products.

We derive the majority of our revenue from annual memberships for our memberships, products, and services. Revenue growth depends on our ability to attract prospects, sustain a high renewal rate of existing memberships, and sell additional products and services to existing members. This depends on our ability to anticipate market trends and member needs, develop effective products and services for members, develop technologically advanced methods of delivery, and deliver products and services that are more desirable than those of our competition, including in new and developing industries, business sectors, government entities, and geographies. This also depends on our ability to effectively identify, reach, and engage prospects to promote our offerings. Failure to attract and retain members, deliver acceptable renewal rate levels, or cross-sell memberships and products to existing members at the level we forecast, could materially adversely affect our operating results and future growth.

We may fail to continue to effectively develop, validate, support, and sell the products, services, and tools in our talent management business or extend our sales of those products, services, and tools to new and existing markets and geographies.

Our talent management business develops, validates, supports, and sells products, services, and tools for employee assessment, development, and performance management, including for talent acquisition, talent development, and talent strategy and analytics. These products, services, and tools are based on the use of science and data to develop an integrated talent management strategy for clients that drives business outcomes. Revenue growth for our talent management products, including those within the CEB Talent Assessment segment, as well as those that we have acquired or are developing, depends on our expertise, our ability to continue to acquire and develop predictive assessment intellectual property, our cloud-based SaaS platform, as well as other technologically advanced methods of delivery, our proprietary database, our ability to measure results, our ability to integrate these tools and services into a unified set of product offerings, and a continuing and growing interest in managing talent through analytics specifically and in human capital management generally. Failure to maintain our expertise, develop additional and validated predictive assessment and measurement tools, extend the adoption of SaaS and SaaS-related efforts as a mechanism for delivering our products, services, and tools, as well as develop other technologically advanced methods of delivery, expand our proprietary database, demonstrate success, or a slowing or uneven interest in managing talent through analytics either in our existing or developing markets, could materially adversely affect our operating results and future growth.

Products, services, and tools to address talent management considerations account for a significant portion of our revenue, and a shift in demand away from talent management considerations could materially adversely affect our business, operating results, financial condition, and liquidity.

A significant portion of our revenue results from our products, services, and tools that address a range of talent management considerations. The part of our business that focuses on talent management is affected by the level of business activity of our members, as well as the level of economic activity in the industries and markets these members serve. Economic downturns in certain segments or geographic regions may cause reductions in discretionary spending by our members, which may result in reductions in the growth of new business for our products, services, and tools, as well as reductions in existing business.

We may not compete successfully and, as a result, may experience reduced or limited demand for our memberships, products, and services.

The broad advisory services industry, as well as the human capital management sector in which we operate, is a highly competitive industry with low barriers to entry; numerous substitute products and services; shifting strategies and market positions including consolidation; many differentiators; and large global providers, as well as strong local and regional competitors. We generally compete against traditional consulting firms, benchmarking firms, role- or geographic-focused assessment companies, research and data analytics firms, training and development firms, trade associations, and nonprofit organizations, as well as providers of free content over the Internet and through other delivery channels. Many of our competitors are significantly larger than we are, have greater resources, and have the ability to grow and make transformative moves in the marketplace for advisory services and human capital management solutions. We also compete against new entrants from the SaaS or data analytics industries, as well as against developing technologies such as social media, business intelligence software, and workflow software. To compete successfully and achieve our growth targets, we must successfully serve new and existing members with current products and services, develop and invest in new and competitive products and services for US and international members, develop other technologically advanced methods of delivery, and deliver demonstrable return on investment to clients. Our failure to compete effectively with our competitors, both in terms of the quality and scope of our products and services, and in terms of price, could materially adversely affect our operating results and future growth.

If we do not retain CEB members for the duration of their membership terms, we would suffer a loss of future revenue due to our service guarantee.

We offer a service guarantee to some CEB research memberships under which a member may request a refund of the membership fee. When applicable, refunds are provided on a proportionate basis relative to the unused period of the membership term. Requests for refunds by a significant number of our members could materially adversely affect our operating results and future growth. Failure to retain members at the level we forecast could materially adversely affect our operating results.

We may be unable to protect our intellectual property.

Our success depends on our intellectual property. We rely on a combination of internal control, contractual arrangements, and legal protections to protect our proprietary rights. We cannot assure that the steps we have taken will be adequate to deter misappropriation of our intellectual property or confidential information, or that we will be able to detect unauthorized use and take timely and effective steps to enforce our rights, particularly as we expand our business to new geographies, where the framework related to the protection of intellectual property may be less robust than in the United States and Europe. If substantial and material unauthorized use of our proprietary rights in our memberships, products, services, and tools were to occur, we would be required to engage in costly and time-consuming litigation to enforce our rights, and we might not prevail in such litigation. If others were able to use our intellectual property, our ability to charge our fees for our memberships, products, services, or tools could be materially adversely affected.

We may be exposed to litigation.

As a publisher and distributor of content, a user of third-party content, an on-line content provider, a developer and provider of talent management related strategy and analytics tools, and a global company, we face potential liability for trademark and copyright infringement, discriminatory impact, and other claims based on our products and services, as well as potential liability related to our operations, employment practices, and other business practices. Any such litigation, regardless of the merits and whether or not resulting in a judgment against us, could subject us to reputational harm and have a material adverse effect on our operating results. In addition, certain of our talent measurement and assessment products may carry risks of litigation and related exposure for claims of non-compliance with employment laws related to hiring and promotion. These obligations could materially adversely affect our operating results.

We may experience confusion about our brand.

Market perception of the CEB brand affects our reputation in the marketplace, our ability to attract and retain members, clients, and employees, as well as our ability to price our products at their full value. Since 2014, we have operated with a unified master brand strategy. In 2015, we continued our brand management efforts by changing our corporate name to CEB Inc., consolidating our web presence under the cebglobal.com domain, and further aligning our legacy product brands and acquired businesses under several core platforms and the CEB master brand. Beginning in 2016, SHL Talent Measurement is now referred to as CEB Talent Assessment and similarly, the newly acquired Evanta business will be transitioned as offerings under the CEB brand in 2017. If our members and clients, or prospective members or clients, are confused by our brand strategy, or if we do not effectively transfer brand equity and enhance the brand experience from our legacy or acquired brands, or if our efforts to extend our brand equity from these various brands into existing or target markets are unsuccessful, our operating results and future growth could be materially adversely affected.

Economic uncertainty in the United States and the global economy could materially adversely impact our business, operating results, financial condition, and liquidity.

Economic uncertainty in the United States and the global economy could materially adversely affect our business, operating results, financial condition, and liquidity. These conditions also could materially adversely impact our existing and prospective members and clients, vendors, business partners, and growth prospects. If we are unable to successfully anticipate or adapt to uncertain or changing economic, financial, market, and government conditions, we may be unable to effectively plan for and respond to these changes, and our business could be materially adversely affected. While we market and sell our products and services to large and middle market enterprises throughout the year, a significant percentage of our new business and renewal bookings in the CEB segment historically have taken place in the first and fourth quarters of the year. Significant economic uncertainty during these time periods could have a disproportionately adverse effect on our current and future operating results. In addition, slowing growth in certain markets and sales channels could reduce the overall demand for professional information services and human capital management resources as global companies, government entities, and large and middle market enterprises continue to manage purchasing, departmental budgets, company-wide discretionary spending, and reduce or manage their focus on talent management solutions.

Economic conditions and regulatory changes leading up to and following the UK’s likely exit from the European Union could have a material adverse effect on our business and operating results.

In June 2016, the UK held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as Brexit. It is expected that the UK government will initiate a process to withdraw from the EU and begin negotiating the terms of its separation. The announcement of Brexit resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the US dollar (“USD”) relative to other foreign currencies in which we conduct business. This change has had the effect of reducing the amount of our reported revenue, as sales recorded in currencies other than the USD are translated into US dollars at a lower exchange rate. In addition, this exchange rate change has reduced the reported amount of those expenses that we pay for in currencies other than the USD, again because of the lower translation into US dollars. If there is additional volatility in currency exchange rates, the impact on our reported results could be material in future periods. The announcement of Brexit and likely withdrawal of the UK from the EU may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. This outcome could materially adversely affect our business, financial condition, operating results, or cash flows. The terms and timing of the UK’s withdrawal from the EU cannot currently be predicted. Consequently, there may be additional impacts from Brexit in the future, any of which could materially adversely affect our operating results.

We are subject to a number of risks as a US government contractor, which could harm our reputation, result in fines or penalties against us, and/or materially adversely impact our financial condition.

Certain of our products are tailored for the public sector and provide services to US government agencies, and therefore, expose us to risks and added costs associated with government contracting, as well as risks of doing business with the federal government more generally. Our failure to comply with applicable laws and regulations could result in contract terminations, suspension or debarment from contracting with the US government, civil fines and damages, and criminal prosecution and penalties, any of which could cause our actual operating results to differ materially from those anticipated. In addition, the ongoing impact of sequestration and the possibility of further sequestration under the Budget Control Act of 2011 or other government dysfunction could result in contract terminations and slowing sales, which could materially adversely affect our operating results.

US government agencies, including the Defense Contract Audit Agency (“DCAA”) routinely audit our US government contracts and contractors’ administration processes and systems. An unfavorable outcome to an audit by the DCAA or another agency could cause our operating results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the US government. In addition, we would suffer serious harm to our reputation if allegations of impropriety were made against us. Each of these factors could cause actual operating results to differ materially from those anticipated. In addition, the continuing US government spending restrictions could materially adversely affect our operating results.

Risks related to our operations

Our acquisitions involve risks that differ from or are in addition to those faced by our operations, and our acquisitions may not achieve their anticipated results.

Through our acquisitions, we expect that we will be able to realize various benefits, including, among other things, new product development and product enhancements, cross-selling and revenue enhancement opportunities, geographic expansion, cost savings, and operating efficiencies.

Our acquisitions bring us capabilities and intellectual properties that address gaps in member and client needs and workflows. These acquisitions involve financial, operational, human resources, business, legal, and regulatory risks that differ from or are in addition to those faced by our ongoing operations, including difficulties in accurately valuing the businesses; difficulties and costs of integrating and maintaining the operations, personnel, technologies, products, vendors, and information systems of the businesses; difficulties achieving the target synergies, efficiencies, and cost savings; more cyclicality than what exists in our best practices and decision support products and services; failure to retain key personnel and members; possibility of brand confusion; entry into and ongoing management of new geographical or product markets; exposure under acquisition-related agreements; the diversion of financial and management resources; management distraction; and the integration of a different set of products and services into our existing operations. As a result, we may not be able to achieve the expected benefits of our acquisitions and could incur unanticipated increased costs, which could materially adversely affect our operating results and future growth.

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

In 2016, approximately 36% of our revenue related to business located outside the United States and we expect to continue expanding internationally.

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

•	absence, in some jurisdictions, of effective laws to protect our intellectual property rights;
•	greater difficulties in managing our operations outside of the United States;
•	different or less stable political, operating, and economic environments and market fluctuations;
•	civil disturbances or other catastrophic events that reduce business activity;
•	higher operating costs;
•	lower operating margins;
•	differing accounting principles and standards;
•	currency fluctuations between the USD and foreign currencies that could materially adversely affect financial and operating results;
•	restrictions on or adverse tax consequences from entity management efforts; and
•	unexpected changes in United States or foreign tax laws.

If we are not able to efficiently adapt to or effectively manage our business in markets outside of the United States, our business prospects and operating results could be materially adversely affected.

We may fail to adequately protect our member and client data.

In the normal course of operations, we collect and maintain confidential and sensitive data, including personal information, from members and clients. We rely on a complex network of technical safeguards and internal controls to protect this data. Failure to adequately protect this data, including failure to continue to improve our internal controls or failure to prevent the misuse of or misappropriation of member and client data, could result in data loss, corruption, or breach. If a data loss, corruption, or breach occurs, we could be exposed to litigation from members and clients, our reputation could be harmed, and we could lose existing and have difficulty attracting new members and clients, all of which could materially adversely affect our operating results.

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

Our information technology infrastructure serves our global memberships and clients and supports our employees and operations. Our failure to make the capital infrastructure expenditures and improvements necessary to remain technologically advanced, meet our internal operational and business needs and allow us to service our memberships and clients could materially adversely affect our delivery of existing products and services, our development of new products and services, our reputation, and our operating results and future growth.

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

improper use of our systems and networks; manipulation and destruction of data; defective products; production downtimes; and operational disruptions, which in turn could materially adversely affect our reputation, competitiveness, and operating results.

In addition, we deliver our memberships, products, and services to members and clients primarily through online means. Although we have implemented plans and procedures to address service interruptions, we could experience natural disasters, power loss, cyber-attacks, operator error, or similar events, which could cause an interruption in service or damage to our facilities and/or data. Our disaster recovery and business continuity plans and procedures are designed to address many of the potential service interruptions, but these safeguards may prove to be insufficient or not as effective as anticipated, and may not be adequate to prevent interruptions from certain causes or unforeseen types of events. Such service interruptions could prevent us from providing services to our members and clients or cause us to violate service level agreements with our members, which could materially adversely affect our ability to retain existing members and clients and attract new members and clients. In addition, such service interruptions or any perceptions of unreliability could materially adversely affect our ability to retain existing members and clients and harm our ability to attract new members and clients.

Updates and replacements of key internal systems and processes, particularly our CRM and ERP system, or problems or delays with the design or implementation of these systems and processes could interfere with, and therefore harm, our business and operations.

In 2016, we began a multi-year project to update and replace certain key internal systems and processes, including our customer relationship management system and our enterprise resource planning system, to enable a single global platform that will support business growth and drive business process simplification and standardization. We have invested, and will continue to invest, significant capital and human resources in the design and implementation of these systems and processes, which are intended to transform our operations and give us greater agility as our business grows in size and complexity. We have opted to decelerate the design and implementation schedule of these systems. Any problems, disruptions, delays, or other issues in the design and implementation of the new systems or processes, particularly any that impact our operations, could materially adversely affect our ability to process customer orders, deliver products and services, provide service and support to our customers, bill and track our customers, collect payment from our customers, record and transfer information in a timely and accurate manner, recognize revenue, file SEC reports in a timely manner, or otherwise run our business. Even if we do not encounter these adverse effects, as noted above, the design and implementation of these new systems and processes may be much more costly and take more time than we anticipated, especially if the Merger is not consummated. If the Merger is not consummated and as a standalone company we are unable to successfully design and implement these new systems and processes as planned, or if the implementation of these systems and processes is more lengthy or costly than anticipated, our business, financial condition, and operating results could be negatively impacted.

Our lease of significant office space in Arlington, Virginia and planned corporate headquarters consolidation are subject to several risks, including landlord and subtenant default and our inability to sublease unused space.

We are currently party to three leases of office building space in Arlington, Virginia. We intend to relocate and consolidate our corporate headquarters in early 2018 into a single building in Arlington that is under construction. We expect that the planned consolidation will result in us being subject to two office leases in Arlington, and that we will continue to sublease a substantial portion of that space to others, including an existing major subtenant. If the major subtenant, or other subtenants, default on their lease obligations to us, or if we are unable to sublease all or part of our space available for sublease at acceptable rents or at all, we may incur substantial additional lease costs and expenses and/or experience material loss of sublease rental income, which could materially adversely affect our operating results. If our new corporate headquarters is not completed on schedule, or if the new headquarters landlord or its guarantors default on their obligations pursuant to the new headquarters lease, we may incur material costs and expenses, and/or be required to pay additional rental amounts. Unanticipated difficulties in consolidating our operations in our new corporate headquarters, including IT system interruptions, may result in loss of employee and operational productivity and additional costs and expenses, which could have an adverse effect on our operating results.

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

At December 31, 2016, the net carrying value of goodwill and intangible assets was $565.0 million and $184.2 million, respectively, and represented 40% and 13%, respectively, of our total assets of $1.4 billion. We apply a fair value test to evaluate goodwill for impairment annually in the fourth quarter of each year, and between these periods if events occur or circumstances change, which suggest that the goodwill or intangible assets should be evaluated. The testing of goodwill for potential impairment inherently involves management judgments as to the assumptions used to project amounts included in the valuation process and as to anticipated future market conditions and their potential effect on future performance. Changes in assumptions or estimates can materially affect the determination of fair value, and assumptions and estimates are subject to risks and uncertainties, including many over which we have little or no control. The potential for goodwill impairment is increased during a period of economic uncertainty or following a significant acquisition. In 2016, we recorded impairment losses of $69.4 million related to the Evanta reporting unit, including $67.9 million related to goodwill and $1.5 million related to intangible assets. In 2014, we recorded impairment losses of $39.7 million, including $20.8 million related to customer list intangible assets and $18.9 million related to goodwill of the PDRI reporting unit. The fair value of the CEB Talent Assessment reporting unit exceeded its carrying value by approximately 9% at October 1, 2016. The CEB Talent Assessment reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs in the fair value measurements change. Changes in our business strategy or changes in market or other conditions could result in declining performance that would require us to examine our goodwill for potential impairment and could lead to a requirement that we record additional impairment charges, which would materially adversely affect our operating results.

Changes in, or interpretations of, tax rules and regulations may materially adversely affect our effective tax rates.

We are subject to income and other taxes in the United States, the UK, and numerous other foreign jurisdictions. Significant judgment is required in evaluating our provision for income taxes. We also are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional tax against us. Our global operations subject us to additional tax regimes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation, or the effects of a change in tax policy in the United States or in any of the numerous foreign jurisdictions where we do business, could have a material effect on our operating results in the period or periods for which that determination is made. Changes in the tax laws of the foreign jurisdictions in which we operate are anticipated to arise as a result of the base erosion and profit shifting (“BEPS”) proposals issued by the Organization for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries that encompass most of the jurisdictions in which we operate, has published action plans aimed at addressing perceived issues within tax systems that may lead to tax avoidance by companies. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to accurately assess the overall effect of such potential tax changes on our effective tax rate at this time, and that could materially adversely affect our operating results.

We are subject to foreign currency risk.

We serve executives and professionals in more than 70 countries around the world. Prices for CEB segment memberships, products, and services primarily are denominated in USD; however, we do offer foreign currency billing to members outside of the United States in the British pound sterling, Euro, and Australian dollar. Prices for CEB Talent Assessment tools and services are primarily denominated in the local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations, which could affect our operating results.

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

We are subject to interest rate risk.

Borrowings under our Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may or may not enter into interest rate swaps with respect to all of our variable rate indebtedness and any swaps we may enter into may not fully mitigate our interest rate risk. Additionally, hedging transactions involve certain additional risks such as counterparty risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions, and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense.

In the event that we need to refinance all or a portion of our outstanding debt before maturity or as it matures, we may not be able to obtain terms as favorable as the terms of our existing debt or refinance our existing debt at all. If interest rates or other factors existing at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced debt would increase. Furthermore, if any rating agency changes our credit rating or outlook, our debt and equity securities could be materially adversely affected.

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

Our leverage could materially adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our Senior Secured Credit Facilities and Notes.

Total consolidated debt at December 31, 2016 was $874.6 million, net of issuance costs, consisting of the Term Loan A-3 Loans, Revolving Credit Facility, and Notes. In addition, we had $88.8 million of undrawn availability under the Revolving Credit Facility (after $240.0 million of outstanding borrowings and a reduction of availability to cover $21.2 million of outstanding letters of credit) at December 31, 2016. Our level of indebtedness could have important consequences on our future operations including:

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

In addition, we may incur substantial additional indebtedness in the future. The terms of our Senior Secured Credit Facilities and Notes limit, but do not prohibit, us from incurring additional indebtedness. This may include additional indebtedness under certain circumstances that may also be guaranteed by our domestic subsidiaries that guarantee our obligations under the Senior Secured Credit Facilities. Our ability to incur additional indebtedness may have the effect of reducing the amounts available to pay amounts due with respect to our indebtedness. If we incur new debt or other liabilities, the related risks that we and our subsidiaries now face could intensify.

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

If we are in default under our Senior Secured Credit Facilities due to our inability to make the required payments or if we otherwise fail to comply with the financial and other covenants contained in the credit agreement governing the Senior Secured Credit Facilities, all of our debt would become immediately due and payable and the lenders under our Senior Secured Credit Facilities could be permitted to foreclose on our assets securing such debt.

The covenants in our Senior Secured Credit Facilities and Notes impose restrictions that may limit our operating and financial flexibility.

The Senior Secured Credit Facilities and Notes include negative covenants or limitations that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

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

In addition, the Senior Secured Credit Facilities include a financial covenant that subjects us to a maximum net leverage ratio.

Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants contained in our Senior Secured Credit Facilities and Notes. If we violate these covenants and are unable to obtain waivers, our debt under the Senior Secured Credit Facilities and Notes would be in default and could be accelerated and could permit the lenders to foreclose on our assets securing the debt thereunder. If the indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, operating results, or financial condition could be materially adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

Risks related to our people

We may be unable to hire and retain key personnel, recruit and retain highly skilled management and employees, or effectively plan for succession, particularly after the announcement of the proposed Merger with Gartner.

Continued and future success of our business depends on our ability to hire, train, and retain key personnel, including senior leaders; skilled sales, research, and entry-level personnel; and the industrial and organizational psychologists and other individuals who are a critical component of our talent management business; and to hire, train, and retain highly skilled management and employees, including from our acquisitions. Once hired, new employees, particularly our new sales staff, can experience a delay in productivity until they are fully trained; and significant numbers of entry-level sales staff can impact our overall productivity. We experience competition for new hires and our existing employees from competitors and other businesses wherever we do business. We have employer protection agreements with senior staff that restrict them from competing with and soliciting employees from us following their employment. Further, the pendency of the Merger creates additional uncertainty that makes hiring, retention, and succession planning particularly difficult. If we fail to retain key personnel, or to attract, train, and retain a sufficient number of management and employees, including entry-level sales staff, in the future, our operating results and future growth could be materially adversely affected, and the morale and productivity of our workforce in the near term could be disrupted.

Effective succession planning is a key factor for our long-term success. Failure to enable the effective transfer of knowledge and facilitate smooth transitions with regard to key employees could materially adversely affect our long-term strategic planning and execution and negatively affect our business, financial condition, operating results, and prospects. If we fail to enable the effective transfer of knowledge and facilitate smooth transitions for key personnel, the operating results and future growth for our business could be materially adversely affected, and the morale and productivity of the workforce could be disrupted.

We rely on our executive officers, corporate leadership team, and the leaders of our geographic regions and departments for the success of our business.

We rely on our executive officers, corporate leadership team, and the leaders of geographic regions and departments to manage our operations. Given the range of our products and services, the scale of operations, and geographic scope, these executives and senior managers must have a thorough understanding of our product and service offerings and operations, as well as the skills and experience necessary to manage a large organization in diverse geographic locations. If one or more members of our management team leave and we cannot replace them with suitable candidates quickly, or if members of our management team are not able to demonstrate the skills necessary in a global business, we could experience difficulty in managing our business properly. If the Merger is not consummated, we may also encounter challenges in hiring qualified personnel to replace key employees that may depart during the pendency of the Merger. In addition, we would need to restart the search process for a new CEO and potentially retain the existing CEO and other senior executives who are not expected to remain at Garner while seeking replacement candidates. This could harm our business prospects, client relationships, employee morale, and operating results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters located in Arlington, Virginia consists of 625,000 square feet under a lease expiring in 2028. These facilities accommodate research, marketing and sales, information technology, administrative, and graphic and editorial services personnel. Our Arlington office serves as the principal location for our CEB segment operations. Our CEB Talent Assessment segment’s principal office is located in Thames Ditton, England. We also lease offices in 22 other locations throughout the United States, 14 locations throughout Europe (in addition to England), and in 18 other countries outside of the United States and Europe to support our global operations.

In July 2014, we entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and it is estimated that we will commence making cash payments in 2018 for a fifteen-year term. Refer to Note 18 of our consolidated financial statements for further discussion. The terms of our leases, including the new Arlington, Virginia lease, generally contain provisions for rental and operating expense escalations. Our office leases have terms that expire between 2017 and 2032, exclusive of renewal options.

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

Market Information, Holders and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “CEB.” At February 1, 2017, there were 33 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock and cash dividends declared and paid per common share.

	High	Low	Dividends Declared and Paid
2016

First quarter	$64.97	$49.27	$0.4125
Second quarter	$66.80	$56.88	$0.4125
Third quarter	$67.84	$52.69	$0.4125
Fourth quarter	$61.35	$47.33	$0.4125

2015

First quarter	$81.12	$66.69	$0.3750
Second quarter	$90.54	$78.78	$0.3750
Third quarter	$91.57	$67.58	$0.3750
Fourth quarter	$78.21	$58.63	$0.3750

We have historically paid a quarterly dividend on our common stock.  Future cash dividends, if any, are subject to the sole discretion of the Board of Directors. Under the terms of the Merger Agreement, during the period before the closing of the Merger, we are prohibited from paying any dividends without Gartner’s consent other than ordinary course dividends in accordance with past practice. In February 2017, the Board of Directors declared a first quarter 2017 cash dividend of $0.4125 per common share.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in 2016.

Issuer Purchases of Equity Securities

A summary of our share repurchase activity for the fourth quarter of 2016 is set forth below:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2016 to October 31, 2016	—	$—	—	$137,141,367
November 1, 2016 to November 30, 2016	251	$51.34	—	$137,141,367
December 1, 2016 to December 31, 2016	46	$59.63	—	$137,141,367
Total	297		—

(1)	Includes shares of common stock surrendered by employees to the Company to satisfy income tax withholding obligations.

In February 2016, our Board of Directors approved a $150 million stock repurchase program, which is authorized through December 31, 2017. Repurchases may be made through open market purchases or privately negotiated transactions. Under the terms of the Merger Agreement, we are prohibited from repurchasing our common stock without Gartner’s consent between the date of the Merger Agreement and the consummation of the Merger (or the earlier termination of the Merger Agreement).

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

Consolidated Statements of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012 (1)
	(In thousands, except per share amounts)
Revenue
CEB segment	$761,648	$731,834	$701,573	$634,302	$564,062
CEB Talent Assessment segment	188,146	196,600	207,401	185,751	58,592
Total revenue	949,794	928,434	908,974	820,053	622,654

Operating profit
CEB segment (2)	24,237	147,210	98,108	103,322	97,013
CEB Talent Assessment segment (3)	(17,401)	(8,048)	(4,463)	(12,609)	(12,345)
Total operating profit	6,836	139,162	93,645	90,713	84,668

Other (expense) income, net
Interest expense	(29,681)	(20,636)	(18,410)	(22,586)	(11,882)
Debt modification costs	(1,656)	(4,775)	—	(6,691)	—
Interest income and other	7,846	3,781	10,030	(998)	1,834
Gain on cost method investment	—	—	6,585	—	—
Other (expense) income, net	(23,491)	(21,630)	(1,795)	(30,275)	(10,048)

(Loss) income before provision for income taxes	(16,655)	117,532	91,850	60,438	74,620
Provision for income taxes	18,003	25,004	40,678	28,467	37,569
Net (loss) income	$(34,658)	$92,528	$51,172	$31,971	$37,051

(Loss) earnings per share
Basic	$(1.08)	$2.77	$1.52	$0.95	$1.11
Diluted	$(1.08)	$2.75	$1.50	$0.94	$1.10

Weighted average shares outstanding
Basic	32,087	33,367	33,666	33,543	33,462
Diluted	32,087	33,672	34,039	33,943	33,821

Cash dividends declared and paid per common share	$1.65	$1.50	$1.05	$0.90	$0.70

Consolidated Balance Sheet Data

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cash and cash equivalents and marketable securities	$134,929	$113,329	$114,934	$119,554	$72,699
Total assets (4)	$1,412,592	$1,338,552	$1,347,972	$1,391,317	$1,301,569
Deferred revenue	$436,225	$449,694	$452,679	$416,367	$365,747
Debt – long term (4)	$866,681	$556,418	$485,094	$498,948	$517,511
Total stockholders’ (deficit) equity	$(174,930)	$43,677	$86,137	$139,742	$115,502

Non-GAAP Financial Measures (5)

	December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Adjusted revenue	$962,871	$931,923	$914,980	$829,967	$639,788
Adjusted EBITDA	$248,800	$243,044	$229,087	$209,405	$175,448
Adjusted EBITDA margin	25.8%	26.1%	25.0%	25.2%	27.4%
Adjusted net income	$121,143	$126,939	$113,142	$103,911	$87,104
Non-GAAP diluted earnings per share	$3.78	$3.77	$3.32	$3.06	$2.58

Other Operating Statistics (Unaudited)

	December 31,
	2016	2015	2014	2013	2012
CEB segment Contract Value (in thousands) (6)	$683,201	$708,336	$683,451	$610,830	$561,823
CEB segment constant currency Contract Value (in thousands) (7)	$689,606	$717,151
CEB segment member institutions (8)	7,397	7,340	7,056	6,418	5,957
CEB segment Contract Value per member institution (8)	$91,988	$96,026	$96,702	$95,078	$94,200
CEB segment constant currency Contract Value per member institution (7)	$92,794	$95,439
CEB segment Wallet retention rate (9)	87%	92%	99%	97%	102%
CEB segment constant currency Wallet retention rate (7)	88%	93%
CEB Talent Assessment segment Contract Value (in thousands) (10)	$98,383	$109,807
CEB Talent Assessment segment constant currency Contract Value (in thousands) (7)	$102,746
CEB Talent Assessment segment Wallet retention rate (11)	95%	98%	103%	101%	97%

(1)	The Company acquired 100% of the equity interests of SHL Group Holdings 1 on August 2, 2012.
(2)

Included a $69.4 million impairment loss for Evanta and $24.0 million of business transformation costs in 2016 and a $39.7 million and $22.6 million impairment loss for PDRI in 2014 and 2013, respectively.

(3)	Included $28.9 million and $8.0 million of additional amortization expense in 2016 and 2015 associated with the 2015 change in the estimated useful life of the SHL trade name, respectively.
(4)

In 2015, the Company early adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Accordingly, prior year amounts were retrospectively adjusted to conform to the current year presentation.

(5)	See “Non-GAAP Financial Measures” below.
(6)

We define “CEB segment Contract Value” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI and Evanta events.

(7)

Calculated on a constant currency basis whereby financial information in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).

(8)

We define “CEB segment member institutions” at the end of the quarter, as member institutions with Contract Value in excess of $10,000. The same definition is applied to “CEB segment Contract Value per member institution.”

(9)

We define “CEB segment Wallet retention rate” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI and Evanta events.

(10)

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

(11)

We define “CEB Talent Assessment segment Wallet retention rate” at the end of the quarter on a constant currency basis, as the last current 12 months of total segment Adjusted revenue from prior year customers as a percentage of the prior 12 months of total segment Adjusted revenue.

Non-GAAP Financial Measures

This Annual Report includes a discussion of Adjusted revenue, Adjusted effective tax rate, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, Non-GAAP diluted earnings per share, and constant currency financial information, all of which are non-GAAP financial measures provided as a complement to the results provided in accordance with accounting principles generally accepted in the United States of America (“GAAP”). “Adjusted EBITDA margin” refers to Adjusted EBITDA as a percentage of Adjusted revenue. A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is included in the accompanying tables.

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

•

Business transformation costs: Beginning in the first quarter of 2016, we adjusted for the impact of costs associated with our business transformation initiative, which is a multiyear effort for the development and implementation of cloud-based computing systems and training that will consolidate and standardize our sales processes and financial systems. These costs include software license fees and third-party vendor costs related to the implementation and development of the systems, and costs related to employees that are solely dedicated to the initiative. Under new accounting rules in effect as of January 1, 2016, the majority of costs related to the development and implementation of cloud-based computing systems now have to be expensed in the current period as they are incurred instead of being capitalized and depreciated over time. We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items. We exclude these items because management does not believe they correlate to the ongoing operating results of the business.

•

Debt modification costs, CEO non-competition obligation, gain (loss) on other investments, net, equity method investment gain (loss), restructuring costs, impairment loss, and gain on cost method investment: From time to time, we opportunistically enter into transactions outside of our core operations that we believe will improve our overall future financial position or otherwise be beneficial to our business. These transactions may include, but are not limited to, modifying our debt, entering into a transition agreement with an extended non-competition obligation with our CEO in connection with his decision to step down, or investing in private entities. These transactions and their related economic consequences affect our results of operations in the manner required by GAAP. We exclude these items when evaluating our results of operations because management does not believe they correlate to the ordinary course operating expenditures or operating results of the business. We believe that excluding these items from our non-GAAP financial measures provides useful supplemental information to our investors and is important in illustrating what our core operating results would have been had we not incurred these items.

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

We are a global company that reports financial information in USD. Foreign currency exchange rate fluctuations affect the amounts reported from translating foreign revenue and expenses into USD. These rate fluctuations can have a significant effect on our reported operating results. As a supplement to our reported operating results, we present constant currency financial information. We use constant currency financial information to provide a framework to assess how our business performed excluding the effects of changes in foreign currency translation rates. Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses. To calculate financial information on a constant currency basis, financial information in the current period for amounts recorded in currencies other than the USD is translated into USD at the average exchange rates in effect during the comparable period of the prior year (rather than the actual exchange rates in effect during the current year period).

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

A reconciliation of these non-GAAP measures to the most directly comparable GAAP measure is provided below (in thousands, except per share amounts):

Adjusted Revenue

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenue	$949,794	$928,434	$908,974	$820,053	$622,654
Impact of the deferred revenue fair value adjustment	13,077	3,489	6,006	9,914	17,134
Adjusted revenue	$962,871	$931,923	$914,980	$829,967	$639,788

Constant Currency Adjusted Revenue

	Year Ended December 31,			Year Ended December 31,
	2016	vs.	2015	2015	vs.	2014
Adjusted revenue	$962,871		$931,923	$931,923		$914,980
Currency exchange rate fluctuations	10,981			32,286
Constant currency Adjusted revenue	$973,852			$964,209

Adjusted EBITDA

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net (loss) income	$(34,658)	$92,528	$51,172	$31,971	$37,051
Provision for income taxes	18,003	25,004	40,678	28,467	37,569
Interest expense, net	28,922	20,179	18,046	22,337	10,834
Debt modification costs	1,656	4,775	—	6,691	—
Net non-operating foreign currency (gain) loss	(6,890)	(5,649)	(8,642)	3,314	1,259
Gain on cost method investment	—	—	(6,585)	—	—
Loss on other investments, net	797	—	—	—	—
Equity method investment loss	640	1,437	—	—	—
Depreciation and amortization	102,176	74,027	68,286	60,087	37,858
Business transformation costs	24,035	—	—	—	—
Impact of the deferred revenue fair value adjustment	13,077	3,489	6,006	9,914	17,134
Acquisition related costs	7,694	3,027	2,964	11,477	24,529
CEO non-competition obligation	3,000	—	—	—	—
Restructuring costs	1,084	6,361	1,830	—	—
Impairment loss	69,441	—	39,700	22,600	—
Share-based compensation	19,823	17,866	15,632	12,547	9,214
Adjusted EBITDA	$248,800	$243,044	$229,087	$209,405	$175,448
Adjusted EBITDA Margin	25.8%	26.1%	25.0%	25.2%	27.4%

Constant Currency Adjusted EBITDA

	Year Ended December 31,			Year Ended December 31,
	2016	vs.	2015	2015	vs.	2014
Adjusted EBITDA	$248,800		$243,044	$243,044		$229,087
Currency exchange rate fluctuations	(4,013)			8,097
Constant currency Adjusted EBITDA	$244,787			$251,141

Adjusted Net Income

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net (loss) income	$(34,658)	$92,528	$51,172	$31,971	$37,051
Net non-operating foreign currency (gain) loss (1)	(6,546)	(4,357)	(7,394)	2,646	951
Debt modification costs (1)	969	2,841	—	4,001	—
Gain on cost method investment (1)	—	—	(3,944)	—	—
Loss on other investments, net (1)	467	—	—	—	—
Equity method investment loss (1)	577	1,086	—	—	—
Amortization of acquisition related intangibles (1)	50,452	31,387	27,320	24,353	12,614
Business transformation costs (1)	16,141	—	—	—	—
Impact of the deferred revenue fair value adjustment (1)	7,792	2,564	3,964	7,193	12,474
Acquisition related costs (1)	4,525	1,854	1,856	7,500	18,427
CEO non-competition obligations (1)	1,755	—	—	—	—
Restructuring costs (1)	754	4,295	1,167	—	—
Impairment loss (2)	68,821	—	31,386	22,600	—
Share-based compensation (1)	12,096	11,103	9,719	7,765	5,587
Discrete tax items (3)	(2,002)	(16,362)	(2,104)	(4,118)	—
Adjusted net income	$121,143	$126,939	$113,142	$103,911	$87,104

Non-GAAP Diluted Earnings per Share

	Year Ended December 31,
	2016	2015	2014	2013	2012
Diluted (loss) earnings per share	$(1.08)	$2.75	$1.50	$0.94	$1.10
Net non-operating foreign currency (gain) loss (1)	(0.20)	(0.13)	(0.22)	0.08	0.03
Debt modification costs (1)	0.03	0.08	—	0.12	—
Gain on cost method investment (1)	—	—	(0.12)	—	—
Loss on other investments, net (1)	0.01	—	—	—	—
Equity method investment loss (1)	0.02	0.03	—	—	—
Amortization of acquisition related intangibles (1)	1.58	0.93	0.80	0.72	0.38
Business transformation costs (1)	0.50	—	—	—	—
Impact of the deferred revenue fair value adjustment (1)	0.24	0.08	0.12	0.21	0.37
Acquisition related costs (1)	0.14	0.06	0.05	0.22	0.54
CEO non-competition obligations (1)	0.05	—	—	—	—
Restructuring costs (1)	0.02	0.13	0.04	—	—
Impairment loss (2)	2.14	—	0.92	0.66	—
Share-based compensation (1)	0.39	0.33	0.29	0.23	0.16
Discrete tax items (3)	(0.06)	(0.49)	(0.06)	(0.12)	—
Non-GAAP diluted earnings per share	$3.78	$3.77	$3.32	$3.06	$2.58

Adjusted Effective Tax Rate

	Year Ended December 31,
	2016	2015	2014	2013	2012
Effective tax rate	(108.1)%	21.3%	44.3%	47.1%	50.3%
Effect on tax rate of discrete items	1.1%	8.5%	1.2%	2.5%	—
Effect on tax rate of non-GAAP adjustments using statutory rates	141.9%	4.1%	(7.7)%	(13.8)%	(10.3)%
Adjusted effective tax rate	34.9%	33.9%	37.8%	35.8%	40.0%

(1)

Adjustments are net of the annual estimated income tax effect using statutory rates based on the relative amounts allocated to each jurisdiction in the applicable period. The following income tax rates were used: 5% in 2016, 23% in 2015, 15% in 2014, 20% in 2013, and 24% in 2012 for the net non-operating foreign currency gain; 42% in 2016, 41% in 2015 and 40% in 2013 for the debt modification costs; 40% in 2014 for the gain on cost method investment; 41% in 2016 for loss on other investments, net; 10% in 2016, 24% in 2015 for the equity method investment loss; 26% in 2016, 27% in 2015, 30% in 2014 and 2013, and 31% in 2012 for the amortization of acquisition related intangibles; 33% in 2016 for business transformation costs; 40% in 2016, 27% in 2015, 34% in 2014, and 27% in 2013 and 2012 for the impact of the deferred revenue fair value adjustment; 41% in 2016, 39% in 2015, 37% in 2014, 34% in 2013, and 25% in 2012 for acquisition related costs; 42% in 2016 for the CEO non-competition obligation; 30% in 2016, 32% in 2015 and 36% in 2014 for restructuring costs; and 39% in 2016, 38% in 2015, 2014, and 2013, and 39% in 2012 for share-based compensation.

(2)

The $69.4 million impairment loss associated with Evanta’s intangible assets and goodwill recognized in the fourth quarter of 2016, the $39.7 million impairment loss associated with PDRI’s intangible assets and goodwill recognized in the second quarter of 2014, and the $22.6 million goodwill impairment loss associated with PDRI’s goodwill recognized in the third quarter of 2013 were not deductible for income tax purposes.

(3)

In 2016, the discrete tax benefit primarily related to the $2.7 million benefit claimed for amended returns and a $0.5 million benefit from state and UK rate changes that was partially offset by a $1.2 million increase in reserves for uncertain tax positions. In 2015, discrete tax benefits were $16.4 million, which included $6.2 million of government provided tax incentives claimed in the current year affecting prior year tax returns, $2.2 million related to a change in the Company’s election to claim foreign tax credits that were previously taken as deductions, $4.3 million of changes in tax planning strategies, a $1.5 million decrease in reserves for uncertain tax positions, and $2.2 million from a decrease in the future UK statutory tax rate. In 2014, discrete tax benefits of $2.1 million related primarily to a $1.5 million release of a valuation allowance against net operating losses and a $0.6 million decrease in reserves for uncertain tax positions. In 2013, discrete tax benefits of $4.1 million related primarily to $4.5 million from a decrease in the future UK statutory tax rate and $0.3 million release of a valuation allowance against net operating losses, offset by a $0.7 million increase in reserves for uncertain tax positions.

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

On January 5, 2017, we entered into the Merger Agreement with Gartner, Inc., a Delaware corporation (“Gartner”) and Cobra Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Gartner (“Sub”). Pursuant to the Merger Agreement, Sub will be merged with and into CEB, with CEB surviving as a wholly-owned subsidiary of Gartner (the “Merger”). Pursuant to the Merger Agreement and subject to the terms and conditions therein, in the Merger each share of common stock of CEB Inc., par value $0.01 per share, will be converted into the right to receive (i) $54.00 in cash and (ii) 0.2284 of a share of common stock of Gartner, par value $0.0005 per share. We expect that the Merger will be completed during the first half of 2017.

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

Revenue Recognition

The CEB segment generates the majority of its revenue from two primary service offerings: executive memberships and professional services. In addition, the CEB segment also earns revenue from sales of executive education, sponsorship fees earned by Evanta, and services provided to the US government and its agencies by PDRI. The CEB Talent Assessment segment generates the majority of its revenue from the sale of access to its cloud based assessment platforms.

Executive membership services are consistently available throughout the service period and revenue is recognized ratably over the term of the agreement, which is typically twelve months in duration. Professional service agreements vary by type of service and may contain multiple elements, which require judgments and estimates in identifying and determining the fair value of each element. For these arrangements, we recognize revenue upon delivery of an individual service or ratably based upon the estimated delivery pattern throughout the contract period. Historically, our judgments and estimates relating to estimated delivery patterns have been reasonably accurate and we have not experienced significant delays in the timing of the delivery of our products and services. However, actual experience in future periods may differ from our historical experience. Sponsorship fees from Evanta are recognized on the date the event occurs.  PDRI customer contracts are primarily Firm Fixed Price and revenue is recognized on a percentage of completion basis.  Talent Assessment revenue is comprised primarily of access to the assessment platforms and consulting associated with implementation fees and outsourced assessments.  Assessment revenue is recognized in two ways that differ based upon the terms of the individual contract: ratably over the term of the service period when the agreement represents an unlimited amount of assessments or upon delivery of assessments purchased when the number of assessments included in the agreement is fixed. Talent Assessment consulting revenue is generally recognized on a proportional performance basis based upon the level of effort performed through the end of each accounting period.

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

We do not record a US deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign subsidiaries to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that we intend to maintain in non-US subsidiaries takes into account items such as forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital investment programs, merger and acquisition plans, and planned loans to other non-US subsidiaries. We also evaluate our expected cash requirements in the United States. At December 31, 2016, undistributed earnings of our foreign subsidiaries that met the indefinite reversal criteria amounted to $99.5 million.

Goodwill

We test goodwill for impairment annually on October 1st for our reporting units: CEB Memberships, CEB Professional Services, Evanta, PDRI, and CEB Talent Assessment.

A qualitative method is initially used to test for impairment of a reporting unit. Some of the factors considered in a qualitative review of the reporting unit include: a comparison of the financial results against projected results, changing economic conditions since the last review or date of acquisition, adjustments to the reporting units operating strategy, and industry and market conditions. If the financial results of the reporting unit continue to meet or exceed financial forecasts, the reporting unit has not had a material strategic change, no other evidence suggests that there would be a material change to the fair value, and management determines that it is more likely that the fair value of a reporting exceeds its carrying amount, then the first and second steps of the goodwill impairment test are not performed.

If management determines that it is more likely that the fair value of the reporting unit does not exceed the carrying value, then we will perform Step 1 of the quantitative analysis. When performing the quantitative test, the estimated fair value of the reporting unit is calculated using both of the following generally accepted valuation techniques: the income approach (discounted cash flows) and the market approach (using market multiples derived from a set of companies with comparable market characteristics). The estimated fair values are weighted using a 50% weighting for each.

The assumptions, which have the most significant effect on our valuations derived using a discounted cash flows methodology, are (1) revenue growth rates, (2) the discount rate, (3) residual growth rates, and (4) foreign currency rates. These assumptions are primarily based on the current economic environment and fluctuations in economic environments may materially impact the valuation of each reporting unit. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of each reporting unit.

We qualitatively reviewed the fair value of the CEB Memberships, CEB Professional Services, and PDRI reporting units. Management has determined that it is more likely than not that the fair value of each of the reporting units exceeds the reporting units carrying value at the test date.

The CEB Talent Assessment reporting unit has not exceeded the historical forecasts by a significant amount and the Evanta reporting unit was acquired in April 2016. Accordingly, we estimated the fair value of the reporting units following the policy outlined above. A five year forecast has been prepared for the income approach.

The carrying value of the CEB Talent Assessment reporting unit at October 1, 2016 was $439.7 million. Based upon the results of our annual impairment review for the CEB Talent Assessment reporting unit, the estimated fair value exceeded its carrying value by approximately 9%. This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurements change. If all assumptions were held constant, a one percentage point increase in the discount rate would result in a $34.8 million decrease in the estimated fair value of the CEB Talent Assessment reporting unit. A 5% decrease in the selected market multiples would result in a $10.0 million decrease in the estimated fair value of the CEB Talent Assessment reporting unit. We continue to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit. The reporting unit’s expenses are denominated primarily in GBP, while contracts with customers and revenue are in local currencies. An increase in the value of GBP versus other global currencies may adversely impact operating results. Other factors that we are monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions.

In the fourth quarter, management prepared a five year forecast as part of our annual impairment review for the Evanta reporting unit and determined that the reporting unit is unlikely to meet the cash flow forecasts used in the purchase price valuation model due primarily to lower than expected financial results and projected sales bookings. In addition to the financial results, the discount rate used in the income approach was increased due to market conditions and rising interest rates. The results of Step 1 indicated that the estimated fair value of the reporting unit was less than the carrying value.

As required, we performed a test of recoverability for the intangible assets of the reporting unit. On an undiscounted basis, the cash flows projected for reporting unit exceeded the carrying value of the asset at October 1, 2016. The intangible assets related to one of the Evanta revenue streams was be written off due to the discontinuation of the revenue stream. The carrying value of the assets at October 1, 2016 was $1.5 million and is included in the impairment loss.

We performed Step 2 of the impairment analysis, which resulted in an impairment loss of $69.4 million in the fourth quarter of 2016. Of this amount, $67.9 million relates to goodwill and $1.5 million relates to product related intangible assets. This loss did not impact our current liquidity position.

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

We concluded that one of the revenue streams identified at the time of Evanta acquisition will no longer be offered to customers and included this as part of our impairment analysis for the reporting unit. As such, an impairment loss in the amount of $1.5 million was recorded in the fourth quarter of 2016.

In 2015, to unify the CEB brand across the globe, we rebranded the SHL Talent Measurement segment as the CEB Talent Assessment segment. We transitioned to the CEB master brand for marketing, product, websites, and other content materials in 2016. As a result, we accelerated amortization expense associated with a change in the estimated useful life of the SHL trade name and recognized an additional $8.0 million and $28.9 million of amortization expense in the fourth quarter of 2015 and in fiscal year 2016, respectively. Therefore, the trade name was fully amortized at December 31, 2016.

As part of the interim impairment test for the PDRI reporting unit in the second quarter of 2014, we completed a recoverability test related to the intangible assets of PDRI. On an undiscounted basis, the cash flows projected for PDRI’s current customer list did not exceed the carrying value. We then performed a fair value calculation of the customer list asset based on estimates of future revenue and cash flows from those customers. The estimated fair value of the asset did not exceed the carrying value. As a result, we recorded an impairment loss of $20.8 million in the second quarter of 2014. This loss did not impact our liquidity position or cash flows.

At December 31, 2016, we had not identified any other instances where the carrying values of our long-lived assets were not recoverable.

Consolidated Results of Operations

The following table presents our results of operations (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue
Revenue	$949,794		$928,434		$908,974
Costs and expenses:
Cost of services	344,348	36.3%	327,257	35.2%	323,633	35.6%
Member relations and marketing	276,478	29.1%	266,758	28.7%	267,831	29.5%
General and administrative	117,702	12.4%	111,842	12.0%	111,085	12.2%
Depreciation and amortization	102,176	10.8%	74,027	8.0%	68,286	7.5%
Business transformation costs	24,035	2.5%	—	—%	—	—%
Acquisition related costs	7,694	0.8%	3,027	0.3%	2,964	0.3%
Restructuring costs	1,084	0.1%	6,361	0.7%	1,830	0.2%
Impairment loss	69,441	7.3%	—	—%	39,700	4.4%
Total costs and expenses	942,958	99.3%	789,272	85.0%	815,329	89.7%
Operating profit	6,836	0.7%	139,162	15.0%	93,645	10.3%
Other (expense) income, net
Interest expense	(29,681)		(20,636)		(18,410)
Debt modification costs	(1,656)		(4,775)		—
Interest income and other	7,846		3,781		10,030
Gain on cost method investment	—		—		6,585
Other (expense) income, net	(23,491)		(21,630)		(1,795)
(Loss) income before provision for income taxes	(16,655)		117,532		91,850
Provision for income taxes	18,003		25,004		40,678
Net (loss) income	$(34,658)		$92,528		$51,172

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
•

Restructuring costs, which consist primarily of severance and related termination benefits associated with our workforce reduction plans for approximately 80 employees in 2015 (“2015 Plan”) and approximately 50 employees in 2014 (“2014 Plan”). The total pre-tax restructuring charges for the 2015 Plan were $6.2 million, of which $5.1 million and $1.1 million was recognized in the fourth quarter of 2015 and the first half of 2016, respectively. The pre-tax total restructuring charges for the 2014 Plan was $3.1 million, of which $1.8 million and $1.2 million was recognized in the fourth quarter of 2014 and in 2015, respectively.

Segment Results

CEB Segment Operating Data

	Year Ended December 31,
	2016	2015	2014
Contract Value (in thousands) (1)	$683,201	$708,336	$683,451
Constant currency Contract Value (in thousands) (2)	$689,606	$717,151
Member institutions (3)	7,397	7,340	7,056
Contract Value per member institution (3)	$91,988	$96,026	$96,702
Constant currency Contract Value per member institution (2)	$92,794	$95,439
Wallet retention rate (4)	87%	92%	99%
Constant currency Wallet retention rate (2)	88%	93%

(1)

We define “CEB segment Contract Value” at the end of the quarter, as the aggregate annualized revenue attributed to all agreements in effect on such date, without regard to the remaining duration of any such agreement. CEB segment Contract Value does not include the impact of PDRI and Evanta events.

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

(4)

We define “CEB segment Wallet retention rate” at the end of the quarter, as the total current year segment Contract Value from prior year members as a percentage of the total prior year segment Contract Value. The CEB segment Wallet retention rate does not include the impact of PDRI and Evanta events.

In 2016, Contract Value decreased $25.1 million, or 3.5%, primarily due to lower sales bookings in the US and the impact of lower foreign currency exchange rates against the USD.

In 2015, Contract Value increased $24.9 million, or 3.6%, primarily as a result of acquired companies and sales of professional services partially offset by a decrease in sales to large corporate members.

CEB Segment Results of Operations

The financial results presented below include the results of operations for the CEB segment (in thousands).

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue
Revenue	$761,648		$731,834		$701,573
Costs and expenses
Cost of services	275,806	36.2%	252,689	34.5%	244,958	34.9%
Member relations and marketing	223,694	29.4%	211,893	29.0%	202,587	28.9%
General and administrative	90,391	11.9%	80,152	11.0%	78,395	11.2%
Depreciation and amortization	45,684	6.0%	34,377	4.7%	33,707	4.8%
Business transformation costs	24,035	3.2%	—	—%	—	—%
Acquisition related costs	7,694	1.0%	3,027	0.4%	2,964	0.4%
Restructuring costs	666	0.1%	2,486	0.3%	1,154	0.2%
Impairment loss	69,441	9.1%	—	—%	39,700	5.7%
Total costs and expenses	737,411	96.8%	584,624	79.9%	603,465	86.0%
Operating profit	$24,237	3.2%	$147,210	20.1%	$98,108	14.0%

A reconciliation of CEB segment revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$761,648	$731,834	$701,573
Impact of the deferred revenue fair value adjustment	13,077	1,138	3,537
Adjusted revenue	$774,725	$732,972	$705,110

A reconciliation of CEB segment Adjusted revenue to constant currency Adjusted revenue (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	vs.	2015	2015	vs.	2014
Adjusted revenue	$774,725		$732,972	$732,972		$705,110
Currency exchange rate fluctuations	3,699			12,967
Constant currency Adjusted revenue	$778,424			$745,939

A reconciliation of CEB segment operating profit to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating profit	$24,237	$147,210	$98,108
Other income (expense), net	3,390	(235)	6,239
Net non-operating foreign currency (gain) loss	(3,626)	(1,621)	(4,892)
Loss on other investments, net	797	—	—
Equity method investment loss	222	869	—
Depreciation and amortization	45,684	34,377	33,707
Business transformation costs	24,035	—	—
Impact of the deferred revenue fair value adjustment	13,077	1,138	3,537
Acquisition related costs	7,694	3,027	2,964
CEO non-competition obligation	3,000	—	—
Restructuring costs	666	2,486	1,154
Impairment loss	69,441	—	39,700
Share-based compensation	17,718	15,834	14,055
Adjusted EBITDA	$206,335	$203,085	$194,572
Adjusted EBITDA margin	26.6%	27.7%	27.6%

A reconciliation of CEB segment Adjusted EBITDA to constant currency Adjusted EBITDA (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	vs.	2015	2015	vs.	2014
Adjusted EBITDA	$206,335		$203,085	$203,085		$194,572
Currency exchange rate fluctuations	(3,521)			1,693
Constant currency Adjusted EBITDA	$202,814			$204,778

CEB Segment Revenue

In 2016, revenue increased $29.8 million, or 4.1%, to $761.6 million from $731.8 million in 2015. Adjusted revenue increased $41.7 million, or 5.7%, to $774.7 million in 2016 from $733.0 million in 2015. The increases in 2016 were primarily attributable to the April 2016 acquisition of Evanta, which contributed revenue of $32.0 million and Adjusted revenue of $43.6 million. To a lesser extent, the increases in revenue and Adjusted revenue benefited from the full year impact of companies acquired in the third and fourth quarter of 2015. The increases were partially offset by a decrease in sales bookings across 2015 and 2016 and the impact of lower foreign currency exchange rates against the USD for the comparable periods.

In 2015, revenue increased $30.2 million, or 4.3%, to $731.8 million from $701.6 million in 2014. Adjusted revenue increased $27.9 million, or 4.0%, to $733.0 million in 2015 from $705.1 million in 2014. The increases in 2015 were primarily due to an increase in 2014 sales bookings and, to a lesser extent, the impact of acquired companies. The increases were partially offset by the impact of lower foreign currency exchange rates against the USD for the comparable periods.

Revenue was impacted by fluctuations in foreign currencies against the USD, primarily the British pound sterling (“GBP”). Revenue earned by foreign subsidiaries will fluctuate based on changes in foreign currency exchange rates in addition to other operational factors. We enter into cash flow hedges to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s revenue.

CEB Segment Costs and Expenses

In 2016, costs and expenses were $737.4 million, an increase of $152.8 million from $584.6 million in 2015. In 2015, costs and expenses decreased $18.8 million from $603.5 million in 2014. The acquisition of Evanta accounted for $99.1 million of costs and expenses in 2016, including the impairment loss of $69.4 million. The transition agreement signed in August 2016 with our CEO accounted for $3.0 million of costs and expenses in 2016. Business transformation costs accounted for $24.0 million. Additional depreciation and amortization of $11.3 million was mostly due to acquisitions that occurred in 2016. Changes in compensation and related costs, variable compensation, share-based compensation, third-party consulting costs, travel and related expenses, facilities costs, additional costs from the other businesses we acquired, and the impact of changes in the foreign currency exchange rates of primarily the USD to GBP all contributed to year-over-year variances in costs and expenses. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs includes salaries, payroll taxes, and benefits. Total costs increased $19.9 million in 2016 to $310.3 million from $290.4 million in 2015 and increased $11.5 million in 2015 from $278.9 million in 2014. The increases in 2016 and 2015 were primarily due to increases in headcount from acquired companies, as well as salary increases partially offset by staff reductions as part of the 2015 Plan and benefits from foreign currency fluctuations.

•

Variable compensation includes annual bonuses and sales incentives. Total costs increased $1.7 million in 2016 to $77.9 million from $76.2 million in 2015 and decreased $2.4 million from $78.6 million in 2014. The increase in 2016 was primarily due to an increase in sales incentive rates and, to a lesser extent, an increase in annual bonuses due to an increase in headcount from acquired companies. The decrease in 2015 was primarily due to a decrease in sales incentive rates and, to a lesser extent, a decrease in the total expected payout of annual bonuses and benefits from foreign currency fluctuations.

•

Share-based compensation costs increased $1.8 million in 2016 to $17.6 million from $15.8 million in 2015 and increased $1.8 million in 2015 from $14.0 million in 2014. The increases in 2016 and 2015 were primarily due to an increase in the total value of awards granted in 2016 and 2015.

•

Third-party consulting costs include development costs for member-facing technology, the use of third parties to deliver services to member companies, and external resources supporting the administrative departments. Total costs decreased $3.8 million in 2016 to $29.5 million from $33.3 million in 2015 and increased $2.8 million in 2015 from $30.5 million in 2014. The decrease in 2016 was primarily a result of lower third-party costs relating to the development of member facing technology and delivery of services, while the increase in 2015 was primarily due to the use of third-party consultants for member-facing technology development and the implementation of operating systems enhancements.

•

Travel and related expense increased $1.2 million in 2016 to $30.9 million from $29.7 million in 2015 and increased $1.7 million in 2015 from $28.0 million in 2014. The increase in 2016 was primarily due to costs incurred in the delivery of advisory and research services. The increase in 2015 was primarily due to an increase in travel to member locations as part of the sales process.

•

Allocated facilities costs consist of rent, operating expenses, and real estate tax escalations. Total costs increased $2.5 million in 2016 to $30.2 million from $27.7 million in 2015 and decreased $1.3 million in 2015 from $29.0 million in 2014. The increase in 2016 was due to office expansions and the related increases in rent, operating expenses, and real estate taxes. The decrease in 2015 was primarily due to additional sublease income at the CEB headquarters. In the first quarter of 2017, we will begin recording non-cash rent expense related to our new headquarters building in Arlington, Virginia. The expense will increase across the year as we take control of individual sections of the building to build out our space. We expect to record rent expense of approximately $22.0 million in the year ended 2017 related to the new headquarters.

•

CEB segment operating expenses are impacted by currency fluctuations, primarily in the value of the GBP compared to USD. The value of the GBP versus USD, on average, decreased by $0.17, or 11% in 2016 compared to 2015. The value of the GBP versus USD, on average, decreased $0.12, or 7% in 2015 compared to 2014. Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency exchange rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	2016 vs 2015 $ Change	2016 vs 2015 % Change	2015 vs 2014 $ Change	2015 vs 2014 % Change
Compensation and related	$146,364	19.2%	$137,126	18.7%	$134,569	19.2%	$9,238	6.7%	$2,557	1.9%
Variable compensation	23,981	3.1%	22,142	3.0%	24,182	3.4%	1,839	8.3%	(2,040)	(8.4)%
Share-based compensation	6,220	0.8%	5,623	0.8%	5,344	0.8%	597	10.6%	279	5.2%
Third-party consulting	21,470	2.8%	24,752	3.4%	22,565	3.2%	(3,282)	(13.3)%	2,186	9.7%
Travel and related	15,186	2.0%	13,538	1.8%	13,191	1.9%	1,648	12.2%	347	2.6%
Allocated facilities	12,979	1.7%	12,022	1.6%	12,100	1.7%	958	8.0%	(78)	(0.6)%

Cost of services increased 9.1%, or $23.1 million in 2016 of which $16.1 million was related to the acquisition of Evanta. The increase in compensation and related costs was primarily due to an increase in headcount, including the impact of acquisitions and salary increases. The increase in variable compensation was primarily due to an increase in headcount. In addition to the items in the table above, the increase in the fair value of deferred compensation plan assets was $1.0 million and costs associated with the delivery of member meetings and teleconferences and database services increased $3.3 million. The increases were partially offset by a decrease in third-party consulting costs relating to the development of member facing technology and delivery of services.

Cost of services increased 3.2%, or $7.7 million in 2015. The increase in compensation and related costs was primarily due to increased salaries and benefits. The increase in the third-party consulting costs was primarily due to increased costs associated with the production and delivery of services and to a lesser extent, enhancements in member-facing technology. In addition to the above, costs associated with the delivery of member meetings and teleconferences increased $1.7 million and software licenses increased $1.0 million in 2015. The increases were partially offset by a decrease in variable compensation, which was primarily due to a decrease in the estimated payout of annual bonuses.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	2016 vs 2015 $ Change	2016 vs 2015 % Change	2015 vs 2014 $ Change	2015 vs 2014 % Change
Compensation and related	$119,888	15.7%	$111,629	15.3%	$104,261	14.9%	$8,259	7.4%	$7,368	7.1%
Variable compensation	44,983	5.9%	44,779	6.1%	45,801	6.5%	204	0.5%	(1,022)	(2.2)%
Share-based compensation	3,702	0.5%	3,700	0.5%	2,870	0.4%	2	0.1%	830	28.9%
Third-party consulting	4,863	0.6%	3,968	0.5%	3,083	0.4%	895	22.6%	885	28.7%
Travel and related	12,762	1.7%	13,302	1.8%	12,087	1.7%	(540)	(4.1)%	1,215	10.1%
Allocated facilities	13,294	1.7%	12,559	1.7%	13,189	1.9%	735	5.9%	(630)	(4.8)%

Member relations and marketing increased 5.6%, or $11.8 million in 2016 of which $2.7 million was related to the acquisition of Evanta. The increase in compensation and related costs was primarily due to costs associated with an increase in sales headcount and salaries. In addition to the items in the table above, the increase in the fair value of deferred compensation plan assets was $1.1 million.

Member relations and marketing increased 4.6%, or $9.3 million in 2015. The increase was primarily related to compensation and related costs from increased sales headcount and salaries. The decrease in variable compensation was due to lower sales incentives as a result of decreased sales incentive rates.

General and Administrative

The following table outlines the primary components of General and administrative (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	2016 vs 2015 $ Change	2016 vs 2015 % Change	2015 vs 2014 $ Change	2015 vs 2014 % Change
Compensation and related	$44,080	5.8%	$41,608	5.7%	$40,088	5.7%	$2,472	5.9%	$1,520	3.8%
Variable compensation	8,912	1.2%	9,236	1.3%	8,660	1.2%	(324)	(3.5)%	576	6.6%
Share-based compensation	7,690	1.0%	6,499	0.9%	5,814	0.8%	1,192	18.3%	685	11.8%
Third-party consulting	3,139	0.4%	4,578	0.6%	4,864	0.7%	(1,438)	(31.4)%	(286)	(5.9)%
Travel and related	2,908	0.4%	2,905	0.4%	2,731	0.4%	4	0.1%	173	6.4%
Allocated facilities	3,882	0.5%	3,090	0.4%	3,664	0.5%	792	25.6%	(574)	(15.7)%

General and administrative increased 12.8%, or $10.2 million in 2016 of which $4.1 million was related to the acquisition of Evanta. The increase in compensation and related costs was primarily due to an increase in headcount and salary increases. In addition to the items in the table above, we recognized $3.0 million of expense related to the CEO non-compete agreement signed August 2016 and legal and accounting fees increased $2.0 million. These costs were partially offset by a $1.4 million decrease in third-party consulting costs.

General and administrative increased 2.3%, or $1.8 million in 2015. The increases in compensation and related costs and variable compensation were primarily due to increased headcount and salaries.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	2016 vs 2015 $ Change	2016 vs 2015 % Change	2015 vs 2014 $ Change	2015 vs 2014 % Change
Depreciation	$25,415	3.3%	$23,976	3.3%	$21,360	3.0%	$1,439	6.0%	$2,616	12.2%
Amortization	20,269	2.7%	10,401	1.4%	12,347	1.8%	9,868	94.9%	(1,946)	(15.8)%

Depreciation and amortization increased 32.9%, or $11.3 million in 2016 of which $6.1 million was related to the acquisition of Evanta. The increase in depreciation was a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The increase in amortization was primarily due to acquisitions in the second half of 2015 and the April 2016 acquisition of Evanta.

Depreciation and amortization increased 2.0%, or $0.7 million in 2015. The increase in depreciation was a result of increased investments in hardware and software to support headcount growth and investments in member-facing technology, including internally developed software. The decrease in amortization was primarily a result of the reduction of intangible amortization due to the 2014 impairment of PDRI intangible assets and the completion of useful lives of other intangible assets from prior acquisitions, partially offset by additional amortization from the 2015 acquisitions.

Business Transformation Costs

Business transformation costs were $24.0 million in 2016 and related to the development and implementation of cloud-based computing systems and training that will consolidate and standardize our sales processes and financial systems. Costs primarily include software license fees and third-party vendor costs for the implementation and development of the systems, and costs for employees who are solely dedicated to the project. We have opted to decelerate the design and implementation schedule of these systems, thereby decreasing a significant amount of the costs we expected to incur in 2017.

Acquisition Related Costs

Acquisition related costs were $7.7 million in 2016, $3.0 million in 2015, and $3.0 million in 2014 and were primarily related to the 2016 acquisition of Evanta, the acquisition of four businesses in 2015, and the acquisition of two businesses in 2014.

Impairment Loss

In the fourth quarter of 2016, we performed our annual impairment review of our reporting units. The carrying value of the Evanta reporting unit was $271.5 million at October 1, 2016, prior to the impairment test, with $237.2 million of goodwill. We first performed a test of recoverability for our intangible assets, which resulted in a $1.5 million impairment of intangible assets related to a discontinued revenue stream of Evanta. In addition, our Step 1 test performed as part of our annual review indicated the existence of a potential impairment related to the Evanta reporting unit. We then performed Step 2 of the impairment analysis, which resulted in a total non-deductible impairment loss of $69.4 million, $67.9 million related to goodwill and $1.5 million related to product related intangibles. This loss did not impact our current liquidity position.

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

CEB Talent Assessment Segment Operating Data

	Year Ended December 31,
	2016	2015	2014
Contract Value (in thousands) (1)	$98,383	$109,807
Constant currency Contract Value (in thousands) (2)	$102,746
Wallet retention rate (3)	95%	98%	103%

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

CEB Talent Assessment Segment Results of Operations

The financial results presented below include the results of operations for the CEB Talent Assessment segment (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue
Revenue	$188,146		$196,600		$207,401
Costs and expenses
Cost of services	68,542	36.4%	74,568	37.9%	78,675	37.9%
Member relations and marketing	52,784	28.1%	54,865	27.9%	65,244	31.5%
General and administrative	27,311	14.5%	31,690	16.1%	32,690	15.8%
Depreciation and amortization	56,492	30.0%	39,650	20.2%	34,579	16.7%
Restructuring costs	418	0.2%	3,875	2.0%	676	0.3%
Total costs and expenses	205,547	109.2%	204,648	104.1%	211,864	102.2%
Operating loss	$(17,401)	(9.2%)	$(8,048)	(4.1%)	$(4,463)	(2.2%)

A reconciliation of CEB Talent Assessment segment revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$188,146	$196,600	$207,401
Impact of the deferred revenue fair value adjustment	—	2,351	2,469
Adjusted revenue	$188,146	$198,951	$209,870

A reconciliation of CEB Talent Assessment segment Adjusted revenue to constant currency Adjusted revenue (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	vs.	2015	2015	vs.	2014

Adjusted revenue	$188,146		$198,951	$198,951		$209,870
Currency exchange rate fluctuations	7,282			19,319
Constant currency Adjusted revenue	$195,428			$218,270

A reconciliation of CEB Talent Assessment segment operating loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating loss	$(17,401)	$(8,048)	$(4,463)
Other income (expense), net	3,697	3,559	3,427
Net non-operating foreign currency (gain) loss	(3,264)	(4,028)	(3,750)
Equity method investment loss	418	568	—
Depreciation and amortization	56,492	39,650	34,579
Impact of the deferred revenue fair value adjustment	—	2,351	2,469
Restructuring costs	418	3,875	676
Share-based compensation	2,105	2,032	1,577
Adjusted EBITDA	$42,465	$39,959	$34,515
Adjusted EBITDA margin	22.6%	20.1%	16.4%

A reconciliation of CEB Talent Assessment segment Adjusted EBITDA to constant currency Adjusted EBITDA (in thousands):

	Year Ended December 31,			Year Ended December 31,
	2016	vs.	2015	2015	vs.	2014
Adjusted EBITDA	$42,465		$39,959	$39,959		$34,515
Currency exchange rate fluctuations	(492)			6,404
Constant currency Adjusted EBITDA	$41,973			$46,363

CEB Talent Assessment Segment Revenue

Revenue decreased $8.5 million, or 4.3%, to $188.1 million in 2016 from $196.6 million in 2015 and decreased $10.8 million, or 5.2%, from $207.4 million in 2014. The decreases in 2016 and 2015 were primarily attributed to the impact of lower foreign currency exchange rates against the USD for the comparable period and differences in the timing of the delivery of services.

Deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The reduction in deferred revenue from SHL’s historical cost to fair value recorded as part of the purchase accounting adjustments at the acquisition date was $34.0 million. The impact of the deferred revenue fair value adjustment decreased revenue by $2.4 million and $2.5 million in 2015 and 2014, respectively, from what would have been recorded without the required purchase accounting adjustments. There was no deferred revenue fair value adjustment for 2016.

Adjusted revenue decreased $10.8 million, or 5.4%, to $188.1 million in 2016 from $199.0 million in 2015 and decreased $10.9 million, or 5.2%, from $209.9 million in 2014. On a constant currency basis for 2016, Adjusted revenue decreased $3.5 million, or 1.8%, as compared to 2015. On a constant currency basis for 2015, Adjusted revenue increased $8.4 million, or 4.0%, as compared to 2014.

The CEB Talent Assessment segment includes international operations that subject us to risks related to currency exchange fluctuations. The functional currencies of the subsidiaries in the CEB Talent Assessment segment are the respective local currencies of the subsidiaries. The subsidiaries contract and invoice in local currencies, thus revenue is impacted by the fluctuations in foreign currency rates, specifically, the exchange rate of GBP against the USD. Following the June 2016 announcement of Brexit, there was significant volatility in global currency exchange rate fluctuations that resulted in the strengthening of the USD against foreign currencies in which we conduct business. Our future revenue will continue to be impacted based on the changes in these foreign currency exchange rates. Revenue earned by foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors. We enter into cash flow hedges to mitigate foreign currency risk, which offsets a portion of the impact foreign currency fluctuations have on the segment’s revenue.

CEB Talent Assessment Segment Costs and Expenses

Costs and expenses were $205.5 million in 2016, an increase of $0.9 million from $204.6 million in 2015. Costs and expenses decreased $7.3 million from $211.9 million in 2014. Due to the change in the estimated useful life of the SHL trade name in 2015, amortization expense increased an additional $28.9 million in 2016. The primary components of expenses for the CEB Talent Assessment segment are compensation and related costs, variable compensation, third-party consulting costs, travel and related costs, and facilities costs. Costs and expenses were also impacted by changes in the foreign currency exchange rates, primarily GBP. CEB Talent Assessment segment costs and expenses are denominated primarily in GBP; therefore, with revenue being denominated in local currencies as discussed above, operating profit is impacted by the fluctuations in currencies against GBP. We discuss the major components of costs and expenses on an aggregate basis below:

•

Compensation and related costs include salaries, payroll taxes, and benefits. Total costs decreased $4.3 million in 2016 to $90.2 million from $94.5 million in 2015 and decreased $7.4 million in 2015 from $101.9 million in 2014. The decreases in 2016 and 2015 were primarily due to benefits from foreign currency fluctuations against the USD and were partially offset by increases in headcount and compensation increases.

•

Variable compensation includes sales incentives and annual bonuses. Total costs of $15.3 million remained the same in 2016 compared to 2015 and decreased $5.4 million in 2015 from $20.7 million in 2014. The costs in 2016 benefited from foreign currency fluctuations, including the decline in the value of GBP against the USD. The decrease in 2015 was primarily due to a change in sales incentive plans from 2014 to 2015, lower than expected incentive payouts, and benefits from foreign currency fluctuations.

•

Third-party consulting costs include maintenance costs for talent assessment platforms and the use of third parties to deliver services to customers. Third-party consulting costs decreased $2.5 million in 2016 to $7.5 million from $10.0 million in 2015 and decreased $0.7 million in 2015 from $10.7 million in 2014. The decrease in 2016 was primarily due to a decrease in outsourced support for service deliveries associated with lower revenue and, to a lesser extent, benefits from foreign currency fluctuations, including the decline in the value of GBP against the USD. The decrease in 2015 was primarily due to benefits from foreign currency fluctuations, including the decline in the value of GBP against the USD.

•

Travel and related expenses primarily relates to sales staff travel and travel incurred to deliver services to customers. Total costs decreased $0.5 million in 2016 to $4.9 million from $5.4 million in 2015 and decreased $0.8 million in 2015 from $6.2 million in 2014. The decreases are primarily driven by a reduction in travel related to the delivery of assessment services and sales visits.

•

Allocated facilities costs consist primarily of rent, operating expenses, and real estate tax escalations. Total costs decreased $1.0 million in 2016 to $7.6 million from $8.6 million in 2015 and increased $0.4 million in 2015 from $8.2 million in 2014.

•

The CEB Talent Assessment segment operating expenses are impacted by currency fluctuations. Approximately 33% of costs and expenses, excluding depreciation and amortization expenses, are based in GBP. The value of the GBP versus USD, on average, decreased by $0.17, or 11% in 2016 compared to 2015. The value of the GBP versus USD, on average, decreased $0.12, or 7% in 2015 compared to 2014.  Costs incurred for foreign subsidiaries will fluctuate based on changes in foreign currency rates in addition to other operational factors.

Cost of Services

The following table outlines the primary components of Cost of services (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	2016 vs 2015 $ Change	2016 vs 2015 % Change	2015 vs 2014 $ Change	2015 vs 2014 % Change
Compensation and related	$43,105	22.9%	$44,072	22.4%	$47,082	22.7%	$(966)	(2.2)%	$(3,010)	(6.4)%
Variable compensation	5,341	2.8%	5,320	2.7%	5,788	2.8%	20	0.4%	(468)	(8.1)%
Share-based compensation	411	0.2%	308	0.2%	602	0.3%	103	33.6%	(294)	(48.8)%
Third-party consulting	7,191	3.8%	9,494	4.8%	10,348	5.0%	(2,304)	(24.3)%	(854)	(8.3)%
Travel and related	1,996	1.1%	2,279	1.2%	2,503	1.2%	(284)	(12.4)%	(224)	(8.9)%
Allocated facilities	4,346	2.3%	4,402	2.2%	4,208	2.0%	(56)	(1.3)%	194	4.6%

Cost of services decreased 8.1%, or $6.1 million in 2016. The decrease in third-party consulting costs was primarily due to a decrease in spend related to the decrease in revenue and, to a lesser extent, benefits from foreign currency fluctuations. The decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations partially offset by an increase in headcount in the cost of services function. In addition to the items in the table above, product and assessment costs decreased $1.1 million and external IT costs and telecommunication costs decreased $1.0 million.

Cost of services decreased 5.2%, or $4.1 million in 2015. The decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations. The decrease in third-party consulting costs was primarily due to a decrease in outsourced delivery of services resulting from lower sales.

Member Relations and Marketing

The following table outlines the primary components of Member relations and marketing (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	2016 vs 2015 $ Change	2016 vs 2015 % Change	2015 vs 2014 $ Change	2015 vs 2014 % Change
Compensation and related	$32,384	17.2%	$32,743	16.7%	$36,857	17.8%	$(358)	(1.1)%	$(4,114)	(11.2)%
Variable compensation	8,998	4.8%	8,883	4.5%	13,306	6.4%	115	1.3%	(4,423)	(33.2)%
Share-based compensation	899	0.5%	1,261	0.6%	929	0.4%	(362)	(28.7)%	332	35.7%
Third-party consulting	147	0.1%	297	0.2%	106	0.1%	(150)	(50.6)%	191	180.8%
Travel and related	2,455	1.3%	2,563	1.3%	2,820	1.4%	(108)	(4.2)%	(257)	(9.1)%
Allocated facilities	2,676	1.4%	2,703	1.4%	2,622	1.3%	(27)	(1.0)%	81	3.1%

Member relations and marketing decreased 3.8%, or $2.1 million in 2016. The decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations partially offset by an increase in headcount in the member relations and marketing function. In addition to the items in the table above, product and assessment costs decreased $0.8 million and external IT costs and telecommunication costs decreased $0.4 million.

Member relations and marketing decreased 15.8%, or $10.3 million in 2015. The decrease in compensation and related costs was primarily due to benefits from foreign currency fluctuations. The decrease in variable compensation was primarily due to a change in sales incentive plan payout structures and lower sales bookings.

General and administrative

The following table outlines the primary components of General and administrative (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	2016 vs 2015 $ Change	2016 vs 2015 % Change	2015 vs 2014 $ Change	2015 vs 2014 % Change
Compensation and related	$14,684	7.8%	$17,720	9.0%	$17,980	8.7%	$(3,036)	(17.1)%	$(260)	(1.4)%
Variable compensation	934	0.5%	1,062	0.5%	1,596	0.8%	(128)	(12.1)%	(534)	(33.4)%
Share-based compensation	784	0.4%	507	0.3%	260	0.1%	278	54.8%	246	94.6%
Third-party consulting	159	0.1%	247	0.1%	275	0.1%	(88)	(35.7)%	(28)	(10.2)%
Travel and related	441	0.2%	578	0.3%	909	0.4%	(137)	(23.6)%	(331)	(36.5)%
Allocated facilities	607	0.3%	1,509	0.8%	1,351	0.7%	(902)	(59.8)%	158	11.7%

General and administrative decreased 13.8%, or $4.4 million in 2016 and decreased 3.1%, or $1.0 million in 2015. The decreases in compensation and related costs from 2015 to 2016 was primarily due to a decline in the value of GBP against the USD.

Depreciation and Amortization

The following table outlines the primary components of Depreciation and amortization (in thousands):

	Year Ended December 31,
	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue	2016 vs 2015 $ Change	2016 vs 2015 % Change	2015 vs 2014 $ Change	2015 vs 2014 % Change
Depreciation	$8,263	4.4%	$8,128	4.1%	$8,063	3.9%	$135	1.7%	$65	0.8%
Amortization	48,229	25.6%	31,522	16.0%	26,516	12.8%	16,707	53.0%	5,006	18.9%

Depreciation and amortization increased 42.5%, or $16.8 million in 2016. The increase in amortization expense was primarily related to the 2015 acceleration of amortization expense as a result of the change in the estimated useful life of the SHL trade name, which was amortized through December 31, 2016. The change in estimated useful life resulted in an increase in amortization of $28.9 million in 2016 and was partially offset by the decline in the value of GBP against the USD.

Depreciation and amortization increased 14.7%, or $5.1 million in 2015. The increase in amortization expense was primarily related to the 2015 acceleration of amortization expense as a result of the change in the estimated useful life of the SHL trade name in the fourth quarter of 2015. The change in estimated useful life resulted in an increase in amortization of $8.0 million in 2015 and was partially offset by the decline in the value of GBP against the USD.

Other (Expense) Income, Net

Other (expense) income, net consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest expense	$(29,681)	$(20,636)	$(18,410)
Debt modification costs	(1,656)	(4,775)	—
Gain on cost method investment	—	—	6,585
Increase (decrease) in fair value of deferred compensation plan assets	1,964	(587)	680
Net non-operating foreign currency gain	6,890	5,649	8,642
Loss on other investments, net	(797)	—	—
Equity method investment loss	(640)	(1,437)	—
Interest income	759	457	364
Other	(330)	(301)	344
Other (expense) income, net	$(23,491)	$(21,630)	$(1,795)

Other (expense) income, net increased $1.9 million in 2016 compared to 2015 primarily as a result of higher interest expense from additional borrowings with higher interest rates under the Senior Secured Credit Facilities partially offset by a higher net non-operating foreign currency gain, lower debt modification costs, and an increase in the fair value of deferred compensation plan assets.

The increase of $2.2 million in interest expense in 2015 compared to 2014 and the incurrence of $4.8 million in debt modification costs in 2015 are primarily related to the 2015 debt refinancing, which included the issuance of the Notes to repay a portion of the Term A-1 Loans. The Notes have a higher interest rate than the Term A-1 Loans, which was partially offset by lower interest costs associated with the amended credit facility.

The net non-operating foreign currency gain is primarily due to the remeasurement of US cash balances held by subsidiaries with a functional currency other than the USD, certain intercompany notes, and the balance sheets of non-US subsidiaries whose functional currency is the USD. In October 2015, we implemented a revised corporate structure to geographically align our intellectual property with our US and global commercial operations, which resulted in a significant change for certain non-US subsidiaries that previously had a US functional currency because they were dependent on the parent company for financing. As a result, the functional currency of substantially all of our wholly-owned subsidiaries is now the applicable local currency and translation adjustments are recorded in a separate component of stockholders’ equity (as oppose to adjustments previously resulting from the remeasurement process, which were recorded in net (loss) income). Changes in the net non-operating foreign currency gain in 2016 compared to 2015 was primarily due to the impact of currency fluctuations on the remeasurement of intercompany notes and the balance sheets of non-US subsidiaries whose functional currency is the USD.

Provision for Income Taxes

We recorded a provision for income taxes of $18.0 million, $25.0 million, and $40.7 million in 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014 our effective income tax rate was (108.1)%, 21.3%, and 44.3%, respectively.

Our effective tax rate in 2016 differed from the federal statutory rate of 35% primarily due to the Evanta goodwill impairment, the benefits of a UK financing transaction, the overall impact of earnings within and outside the US, state income taxes, and US government incentives, such as research tax credits and deductions related to domestic production activities.

Our effective tax rate in 2015 was lower than the federal statutory rate, primarily due to discrete items, foreign tax credits, government provided tax incentives, and the benefits of a UK financing transactions, which were partially offset by state income taxes.

In 2015, we determined there was sufficient foreign source income in the prior years to claim a credit for foreign taxes paid. Previously, we deducted foreign taxes paid against income. As a result, we amended our prior-year tax returns (2012-2013) to substitute claims for a foreign tax credit in place of prior-year deductions. We recognized a $4.3 million tax benefit in 2015, of which $2.0 million related to the prior years and $2.3 million related to 2015 activity. This tax benefit was included in the Foreign tax and other credits item within the income tax statutory rate reconciliation. The other tax credits relate to certain government provided tax incentives described below.

In addition, we analyzed our operations and determined that we qualified for the domestic manufacturing deduction and research tax credits. Congress provides US companies with a deduction against income generated by manufacturing activities, which we determined was applicable to certain of our software creation activities. We amended prior year tax returns (2011-2014) to claim the domestic manufacturing deduction previously not taken on the original income tax returns and recognized an income tax benefit of $5.7 million, of which $4.6 million related to the prior years and $1.2 million related to 2015 activity.

Moreover, US Federal and certain state tax laws permit taxpayers a research tax credit for the development of new products, product enhancements, and new or improved processes. In 2015, we determined that we qualified to claim this benefit in 2015 and in prior years. We amended prior year tax returns (2011-2014) and recognized an income tax benefit of $2.1 million, of which $1.7 million related to the prior years and $0.4 million related to 2015 activity. This tax benefit was included in the Foreign tax and other credits item within the income tax statutory rate reconciliation.

The UK enacted legislation and received royal assent in November 2015 reducing the UK tax rate to 19% in 2017 and further decreasing to 18% in 2020. This resulted in a $2.1 million benefit due to the revaluation of the UK deferred tax balances.

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

As part of this, we entered into intercompany cross-license agreements between the US and the UK operations granting the respective entities the rights to use each other’s intellectual property. Our UK subsidiaries sell products and services to the international (non-US) market. These subsidiaries contract with non-US customers and therefore, earn the associated revenue. The resulting mix of income in the US and UK jurisdictions with their differing tax rates is expected to lower our overall effective tax rate. While this realignment is expected to lower the effective tax rate in the long-term, operational variations, including accelerated amortization of intangible assets, and discrete tax items during the year will affect the effective tax rate on a quarterly basis. The realignment did not materially affect our effective tax rate in 2016.

The Adjusted effective tax rate in 2016, 2015, and 2014 was 34.9%, 33.9%, and 37.8%, respectively. The increase in the Adjusted effective tax rate in 2016 compared to 2015 was primarily related to the impact of the reallocation of operating income from the US to foreign jurisdictions caused by the realignment of business processes for certain non-US customer revenue. The Adjusted effective tax rate excludes the impact of certain discrete items as previously described. We believe this is a meaningful measure to facilitate the comparison of the annual effective rate over time. However, the tax provision is subject to a number of uncertainties including the global allocation of income across tax jurisdictions, tax law changes, and other discrete items.

In March 2016, Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (refer to Note 2), which we adopted on January 1, 2017. Among other provisions, this ASU requires tax deficiencies and excess tax benefits to be treated as a discrete income tax item and recorded as income tax expense or benefit in the income statement when awards are settled. Therefore, an increase in the volatility of income tax expense will occur primarily in the first half of each year because outstanding equity awards vest primarily in the first half of each year.

We made income tax payments of $25.3 million, $51.6 million, and $41.6 million in 2016, 2015, and 2014. We had net prepaid income taxes of $7.3 million at December 31, 2016 included in Prepaid expenses and other current assets.

Liquidity and Capital Resources

Generally, cash flows generated by operating activities and the Company’s short-term borrowings under the Revolving Credit Facility have been our primary sources of liquidity. At December 31, 2016, we had total debt outstanding of $874.6 million consisting primarily of: Term loans in the amount of $387.7 million, net of debt issuance costs, the Revolving Credit Facility in the amount of $240.0 million, and Notes in the amount of $246.9 million, net of debt issuance costs.

On April 29, 2016, in connection with the closing of the Evanta acquisition, CEB Inc., together with certain of our subsidiaries acting as guarantors, entered into Amendment No. 5 (“Amendment No. 5”) to the Company’s senior secured credit agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Amendment No. 5 (i) increased the size of the Company’s existing term A-2 facility (“Term A-2 Facility”) by $150.0 million to $400.0 million (such increase, the “Additional Term A Loans”) and (ii) increased its revolving credit facility by $100.0 million for a total available amount of $350.0 million (“Revolving Credit Facility” and, together with the Term A-2 Facility, the “Senior Secured Credit Facilities”). Amendment No. 5 also refinanced all term loans outstanding under the Senior Secured Credit Facilities (“Term A-2 Term Loans”) and Additional Term A Loans into a single tranche (the existing Term A-2 Term Loans plus the Additional Term A Loans, together as refinanced, “Term A-3 Loans”) and extended the maturity date of the Senior Secured Credit Facilities from June 9, 2020 to April 29, 2021. The principal amount of the Term A-3 Loans amortizes in quarterly installments equal to (i) for the first two years commencing on June 30, 2016, 2% of the original principal amount of the Term A-3 Loans and (ii) for the next three years thereafter, 4% of the original principal amount of the Term A-3 Loans with the balance payable at maturity.

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

At December 31, 2016, we had $390.3 million of Term A-3 Loans outstanding with an annual interest rate of 2.77%. At December 31, 2016, we had total borrowings of $240.0 million under the Revolving Credit Facility with a weighted average annual interest rate of 2.76%. Subsequent to 2016, we repaid $30.0 million of the Revolving Credit Facility.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. We are required to comply with a net leverage ratio covenant on a quarterly basis of 4:00:1:00, which is increased to 4:50:1:00 following a material acquisition. We were in compliance with all of the covenants at December 31, 2016.

On June 9, 2015, we entered into an indenture relating to the issuance of $250 million aggregate principal amount of senior notes due 2023 at an issue price of 100% (“Notes”). The Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by us and certain of our domestic subsidiaries acting as guarantors. The Notes bear interest at a rate of 5.625%, pay interest semi-annually in cash in arrears on June 15 and December 15 of each year and mature on June 15, 2023.

The terms of the indenture governing the Notes, among other things, limit our and our restricted subsidiaries’ ability to (i) incur or guarantee additional indebtedness; (ii) create liens on assets securing indebtedness; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) merge, amalgamate or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment defaults, a failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture.

We had cash and cash equivalents of $134.9 million and $113.3 million at December 31, 2016 and 2015, respectively. Cash held by our foreign subsidiaries was $106.6 million at December 31, 2016. At December 31, 2016, available borrowings under the Revolving Credit Facility were $88.8 million after a reduction of $240.0 million of outstanding borrowings and $21.2 million of outstanding letters of credit. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions.

We believe that existing cash and cash equivalents, operating cash flows, and availability under the Revolving Credit Facility will be sufficient to support operations, including interest and required principal payments for at least the next 12 months. During the pendency of the Merger we are prohibited from certain actions without Gartner’s consent, including the incurrence of debt, capital expenditures above certain thresholds, share repurchases, and the payment of dividends. Due to these restrictions, we expect our spending to decline compared to our past practices. Our future cash flows will depend on many factors, including our rate of Contract Value growth and selective investments to expand our market presence and enhance technology. We expect to place increased emphasis and priority on deleveraging in the near term. The anticipated cash needs of our business could change significantly if we pursue and make investments in, or acquisitions of, complementary businesses if economic conditions change from those currently prevailing or from those currently anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flows or profitability of our business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, including our Revolving Credit Facility, and could require us to seek further financing as an added source of liquidity to meet those needs. Our ability to obtain additional financing, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future profitability; our relative levels of debt and equity; the volatility and overall condition of the capital markets; the market prices of our securities; and the prior consent of Gartner. As a result, any additional financing may not be available on acceptable terms or at all.

Cash Flows

The following table outlines the primary components of our cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash flows provided by operating activities	$128,176	$148,254	$182,144
Net cash flows used in investing activities	$(299,993)	$(84,785)	$(102,670)
Net cash flows provided by (used in) financing activities	$199,232	$(58,492)	$(77,662)

Our primary uses of cash have been to fund acquisitions, debt service requirements, capital expenditures, share repurchases, and dividend payments.

Cash Flows from Operating Activities

Our operating assets and liabilities consist primarily of billed and unbilled accounts receivable, accounts payable, accrued expenses, accrued incentive compensation, and deferred revenue. The timing of billings and collections of receivables, as well as payments for compensation arrangements affect the changes in these balances. CEB membership subscriptions, which principally are annually renewable agreements, generally are payable by members at the beginning of the contract term. CEB Talent Assessment services are generally invoiced as services are delivered. Historically, the combination of revenue growth, profitable operations, and advance payments of membership subscriptions has resulted in net cash flows provided by operating activities.

Net cash flows provided by operating activities decreased $20.1 million in 2016 from 2015 and decreased $33.9 million in 2015 from 2014. The decrease in cash flows from operations in 2016 was primarily due to lower sales bookings growth on a year-over-year basis, which resulted in lower cash collections, and higher interest payments partially offset by lower cash income tax payments in the current period. We paid approximately $25 million less in cash payments for income taxes in 2016 compared to 2015. The decrease in cash flows from operations in 2015 was primarily due to decreased sales bookings year-over-year, which resulted in lower cash collections.

Total income tax payments were $25.3 million, $51.6 million, and $41.6 million in 2016, 2015, and 2014, respectively.

We made interest payments of $26.4 million, $17.2 million, and $15.6 million in 2016, 2015, and 2014, respectively. Subject to our ability to pay down our debt, our interest payments are expected to remain at elevated levels in future periods due to the additional borrowings in April 2016 to fund the Evanta acquisition.

Cash Flows from Investing Activities

Our cash management, acquisition, and capital expenditure strategies affect cash flows from investing activities. Net cash flows used in investing activities increased $215.2 million in 2016 from 2015 and decreased $17.9 million in 2015 from 2014.

In 2016, we utilized $269.2 million for the acquisition of Evanta, which included a payment of $286.8 million, less $17.6 million of cash acquired and we also made an additional $7.2 million investment in private entities. In 2015, we utilized $56.6 million for four acquisitions, net of cash acquired of $6.1 million and we also made an additional $5.3 million investment in private entities. In 2014, we utilized $58.9 million for acquisitions of businesses, primarily related to Metrics That Matter, which included a payment of $50.9 million, net of cash acquired of $1.8 million, and we also made strategic investments in other companies of $8.6 million.

In 2016, we used $23.6 million for capital expenditures primarily for computer and network equipment to support infrastructure and the implementation of new products and enhancements to client-facing platforms. In 2015 and 2014, we used $22.8 million and $35.2 million, respectively, for capital expenditures, primarily related to the implementation of new content management systems and a major upgrade to the CEB Talent Assessment segment’s assessment platform.

Cash Flows from Financing Activities

Net cash flows provided by financing activities was $199.2 million in 2016, an increase of $257.7 million from 2015. In 2016, we borrowed $405.0 million under the Senior Secured Credit Facilities and repaid $92.2 million of our credit facilities. Additionally, we used $53.6 million, $59.3 million, and $29.2 million to repurchase shares of our common stock in 2016, 2015, and 2014, respectively. We also increased our quarterly dividend rate to $0.4125 per share in 2016 from $0.375 per share in 2015 resulting in an increase in payments of $3.3 million.

Net cash flows used in financing activities decreased $19.2 million in 2015 from 2014. In 2015, we issued Notes resulting in proceeds of $250.0 million, we borrowed $75.0 million under the Revolving Credit Facility, and we repaid amounts outstanding on our credit facilities of $264.8 million primarily in connection with the debt refinancing. Further in 2015, we used $59.3 million to repurchase shares of our common stock pursuant to a stock repurchase program that was approved by the Board of Directors in February 2015, an increase from $30.2 million in 2014. We also increased our dividend rate to $0.375 per share in 2015 from $0.2625 per share in 2014 resulting in additional payments of $14.6 million.

In February 2017, our Board of Directors declared a quarterly dividend of $0.4125 per share for the first quarter of 2017.

Commitments and Contingencies

We continue to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which we sell or support our goods and services. Accruals for potential contingencies are recorded when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. We had liabilities of $0.8 million and $1.3 million at December 31, 2016 and 2015, respectively, relating to certain sales and use tax regulations for states in which we sell or support our goods and services. In 2015, we paid $3.7 million under a voluntary sales tax disclosure agreement.

Contractual Obligations

In July 2014, we entered into a lease agreement to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated that we will commence making lease payments in 2018 for a fifteen-year term. We currently expect to pay approximately $22 million per year beginning in 2018, subject to rental escalations and for increases above the base year pro rata share of operating expenses and real estate taxes. In connection with the new lease, the lessor agreed to assume our previous obligations for one of our Arlington, Virginia locations. In the event the lessor fails to make required payments, as provided in the assignment agreement, we have the right to reduce our rental payments for the new Arlington, Virginia lease in the amount of the required payments associated with the assumed lease obligation. Based on the information available at December 31, 2016, the lease assignment is included in the sublease receipts amounts in the table below beginning in 2018 and thereafter. We will remain the primary obligor in case of default by the new lease lessor under this assumption. The new lease lessor may negotiate a sublease or settlement of the obligation it has assumed. If and when such sublease or settlement is negotiated, we would be required to recognize a loss on the sublease or settlement equal to the difference between the fair value of the sublease rentals (or in the event of settlement, the settlement payment) and our obligation under the lease. The new lease agreement provides us with various incentives, currently estimated to total approximately $56 million. We will recognize the lease incentives on a straight-line basis over the term of the new lease as a reduction of rent expense.

The following tables summarize our known contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period at December 31, 2016
	Total	YE 2017	YE 2018	YE 2019	YE 2020	YE 2021	Thereafter
Senior Secured Credit Facilities (1)	$702,351	$25,138	$30,833	$32,408	$32,034	$581,938	$—
Notes (2)	340,784	14,063	14,063	14,063	14,063	14,063	270,469
Operating lease obligations	876,090	52,956	74,281	69,157	69,213	68,456	542,027
Deferred compensation liability	23,686	1,280	1,538	1,192	524	869	18,283
Purchase commitments	26,720	15,014	7,780	3,381	545	—	—
Total	$1,969,631	$108,451	$128,495	$120,201	$116,379	$665,326	$830,779

	Sublease Receipts by Period at December 31, 2016
	Total	YE 2017	YE 2018	YE 2019	YE 2020	YE 2021	Thereafter
Sublease receipts (3)	$(263,328)	$(22,241)	$(27,988)	$(24,267)	$(24,769)	$(25,266)	$(138,797)

(1)

Includes interest expense calculated using variable interest rates at December 31, 2016 of 2.77% for the Term A-3 Loans and 2.76% for the Revolving Credit Facility. We may be required to make prepayments with the net cash proceeds of certain debt issuances, equity issuances, insurance receipts, and dispositions. The amounts presented in the tables above do not reflect any prepayments that we may be required to make.

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

Not included in the table above are unrecognized tax benefits of $13.2 million because the timing of future cash outflows is uncertain.

Effect of Inflation

Although inflation has remained low in recent years, we continue to seek ways to mitigate its effect. To the extent permitted, we pass increased costs on to our members by increasing sales prices over time to offset increased labor costs. We do not believe that inflation had a material effect on our results of operations in 2016, 2015, or 2014.

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements for a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to interest rate and foreign currency risks that could impact our financial position and operating results.

Interest Rate Risk

Borrowings under the Senior Secured Credit Facility bear interest at the Eurodollar Rate (as defined in the Credit Agreement) plus 1.50% or the Base Rate (as defined in the Credit Agreement) plus 0.50%, as applicable, with the possibility of adjustments to the applicable interest rates based on fluctuations in specified net leverage ratios. The annual interest rate on the Term A-3 Loans at December 31, 2016 was 2.77%. The weighted average interest rate on the Revolving Credit Facility was 2.76% at December 31, 2016. A hypothetical increase or decrease of 10% in the Eurodollar Rate (which was 0.77% at December 31, 2016) would impact annual interest expense by $0.3 million.

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

Prices for our CEB segment product and services are primarily denominated in US dollars; however, we offer foreign currency billings to certain members outside the United States. Many of the costs associated with the CEB segment’s operations located outside the United States are denominated in local currencies. Prices for the CEB Talent Assessment segment are denominated in the currency of the country of sale and are principally denominated in British pound (“GBP”), Euro, US dollar, and Australian dollar. A substantial portion of the costs associated with the CEB Talent Assessment segment’s operations are based in the UK and are denominated in GBP.

We use forward contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks. A forward contract locks in a current foreign currency exchange rate at which the foreign currency transaction will occur at the future date. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months.

Our largest currency exposures are the GBP, Euro, and AUD. On an operating basis in 2016, we estimate that for every 1% increase in US dollars per GBP, annual Adjusted EBITDA would have decreased by approximately $0.3 million. Conversely, for every 1% increase in US dollars per Euro or US dollars per AUD, annual Adjusted EBITDA would have increased by approximately $0.3 million and $0.2 million, respectively. In 2016, 2015, and 2014 we recorded net non-operating foreign currency gains of $6.9 million and $5.6 million, and $8.6 million, respectively, which are included in Other (expense) income, net in the consolidated statements of operations.

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

Management also is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon the evaluation under this framework, management concluded with reasonable assurance that our internal control over financial reporting was effective as of December 31, 2016.

Our control environment is the foundation for our system of internal control over financial reporting and is reflected in our Code of Conduct for Officers, Directors and Employees. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures that are reviewed, modified, and improved as changes occur in business conditions and operations.

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

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired CXO Acquisition Co. and Sports Leadership Acquisition Co. entities (collectively referred to as “Evanta”), which are included in our 2016 consolidated financial statements since the acquisition date of April 29, 2016 and constituted 15.6% of total assets as of December 31, 2016 and 3.4% of revenue for the year then ended.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016.

/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chief Executive Officer
February 28, 2017

/s/ Richard S. Lindahl
Richard S. Lindahl
Chief Financial Officer
February 28, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of CEB Inc.

We have audited CEB Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CEB Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management's Assessment of Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired CXO Acquisition Co. and Sports Leadership Acquisition Co. (collectively referred to as “Evanta”), which are included in the 2016 consolidated financial statements of CEB Inc. and constituted 15.6% of total assets as of December 31, 2016 and 3.4% of revenue for the year then ended. Our audit of internal control over financial reporting of CEB Inc. also did not include an evaluation of the internal control over financial reporting of Evanta.

In our opinion, CEB Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEB Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2016 of CEB Inc., and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2017

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders of

CEB Inc.

We have audited the accompanying consolidated balance sheets of CEB Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEB Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEB Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2017

CEB Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$134,929	$113,329
Accounts receivable, net	284,042	285,048
Deferred incentive compensation	25,737	23,484
Prepaid expenses and other current assets	23,292	27,651
Total current assets	468,000	449,512

Deferred income taxes, net	3,693	16,491
Property and equipment, net	95,217	102,337
Goodwill	565,036	458,409
Intangible assets, net	184,184	230,680
Other non-current assets	96,462	81,123
Total assets	$1,412,592	$1,338,552
Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable and accrued liabilities	$90,626	$88,407
Accrued incentive compensation	62,824	59,947
Deferred revenue	436,225	449,694
Debt – current portion	7,872	4,948
Total current liabilities	597,547	602,996

Deferred income taxes, net	13,401	27,869
Other liabilities	109,893	107,592
Debt – long term	866,681	556,418
Total liabilities	1,587,522	1,294,875

Total stockholders’ (deficit) equity
Common stock, par value $0.01; 100,000,000 shares authorized; 45,755,020 and 45,424,868 shares issued and 32,241,825 and 32,906,951 shares outstanding at December 31, 2016 and 2015, respectively	457	454
Additional paid-in-capital	505,918	484,209
Retained earnings	318,232	406,112
Accumulated elements of other comprehensive loss	(139,594)	(44,956)
Treasury stock, at cost, 13,513,195 and 12,517,917 shares at December 31, 2016 and 2015, respectively	(859,943)	(802,142)
Total stockholders’ (deficit) equity	(174,930)	43,677
Total liabilities and stockholders’ (deficit) equity	$1,412,592	$1,338,552

See accompanying notes to consolidated financial statements.

CEB Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$949,794	$928,434	$908,974
Costs and expenses
Cost of services	344,348	327,257	323,633
Member relations and marketing	276,478	266,758	267,831
General and administrative	117,702	111,842	111,085
Depreciation and amortization	102,176	74,027	68,286
Business transformation costs	24,035	—	—
Acquisition related costs	7,694	3,027	2,964
Restructuring costs	1,084	6,361	1,830
Impairment loss	69,441	—	39,700
Total costs and expenses	942,958	789,272	815,329
Operating profit	6,836	139,162	93,645
Other (expense) income, net
Interest expense	(29,681)	(20,636)	(18,410)
Debt modification costs	(1,656)	(4,775)	—
Interest income and other	7,846	3,781	10,030
Gain on cost method investment	—	—	6,585
Other (expense) income, net	(23,491)	(21,630)	(1,795)
(Loss) income before provision for income taxes	(16,655)	117,532	91,850
Provision for income taxes	18,003	25,004	40,678
Net (loss) income	$(34,658)	$92,528	$51,172

(Loss) earnings per share
Basic	$(1.08)	$2.77	$1.52
Diluted	$(1.08)	$2.75	$1.50
Weighted average shares outstanding:
Basic	32,087	33,367	33,666
Diluted	32,087	33,672	34,039

See accompanying notes to consolidated financial statements.

CEB Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(34,658)	$92,528	$51,172
Other comprehensive (loss) income:
Foreign currency translation adjustment	(95,155)	(38,549)	(47,538)
Foreign currency hedge, net of tax (expense) benefit of ($0.1) million, $0.1 million, and $0.3 million in 2016, 2015, and 2014, respectively	113	(202)	(380)
Interest rate swaps, net of tax benefit of $0.4 million and $0.6 million in 2015 and 2014, respectively	—	(616)	(958)
Comprehensive (loss) income	$(129,700)	$53,161	$2,296

See accompanying notes to consolidated financial statements.

CEB Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(34,658)	$92,528	$51,172
Adjustments to reconcile net income to net cash flows provided by operating activities
Debt modification costs	1,656	4,775	—
Gain on cost method investment	—	—	(6,585)
Loss on other investments, net	797	—	—
Equity method investment loss	640	1,437	—
Impairment loss	69,441	—	39,700
Depreciation and amortization	102,176	74,027	68,286
Amortization of credit facility issuance costs	1,795	2,058	2,614
Deferred income taxes	(8,549)	(6,747)	(21,394)
Share-based compensation	19,823	17,866	15,632
Excess tax benefits from share-based compensation arrangements	(988)	(3,958)	(3,665)
Net foreign currency remeasurement gain	(6,890)	(2,050)	(3,910)
Changes in operating assets and liabilities
Accounts receivable, net	2,281	(4,934)	(12,482)
Deferred incentive compensation	(4,037)	1,917	(1,582)
Prepaid expenses and other current assets	3,116	(4,901)	9,060
Other non-current assets	(10,840)	(4,954)	(4,784)
Accounts payable and accrued liabilities	(1,255)	398	4,864
Accrued incentive compensation	3,619	(4,880)	5,053
Deferred revenue	(10,801)	814	33,466
Other liabilities	850	(15,142)	6,699
Net cash flows provided by operating activities	128,176	148,254	182,144

Cash flows from investing activities
Purchases of property and equipment	(23,621)	(22,840)	(35,201)
Cost method and other investments	(7,150)	(5,298)	(8,567)
Acquisition of businesses, net of cash acquired	(269,222)	(56,647)	(58,902)
Net cash flows used in investing activities	(299,993)	(84,785)	(102,670)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	250,000	—
Borrowings from Senior Secured Credit Facilities	405,000	75,000	—
Debt payments	(92,194)	(264,750)	(10,752)
Debt issuance costs	(4,220)	(6,385)	—
Proceeds from issuance of common stock under the employee stock purchase plan	1,731	1,556	1,244
Excess tax benefits from share-based compensation arrangements	988	3,958	3,665
Purchase of treasury shares	(53,568)	(59,326)	(29,168)
Withholding of shares to satisfy minimum employee tax withholding for equity awards	(5,283)	(8,587)	(7,332)
Payment of dividends	(53,222)	(49,958)	(35,319)
Net cash flows provided by (used in) financing activities	199,232	(58,492)	(77,662)
Effect of exchange rates on cash	(5,815)	(6,582)	(6,432)
Net increase (decrease) in cash and cash equivalents	21,600	(1,605)	(4,620)
Cash and cash equivalents, beginning of year	113,329	114,934	119,554
Cash and cash equivalents, end of year	$134,929	$113,329	$114,934

See accompanying notes to consolidated financial statements.

CEB Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in-	Retained	Accumulated Elements of Other Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2013	33,624,002	$447	$444,128	$347,689	$43,287	$(695,809)	$139,742
Issuance of common stock upon the exercise of stock options and release of restricted stock units	342,157	3	—	—	—	—	3
Issuance of common stock under the employee stock purchase plan	21,605	—	1,244	—	—	—	1,244
Share-based compensation	—	—	15,632	—	—	—	15,632
Tax effect of share-based compensation	—	—	(91)	—	—	—	(91)
Purchase of treasury shares	(542,370)	—	—	—	—	(37,370)	(37,370)
Foreign currency hedge, net of tax	—	—	—	—	(380)	—	(380)
Interest rate swap, net of tax	—	—	—	—	(958)	—	(958)
Cumulative translation adjustment	—	—	—	—	(47,538)	—	(47,538)
Payment of dividends ($1.05 per share)	—	—	—	(35,319)	—	—	(35,319)
Net income	—	—	—	51,172	—	—	51,172
Balance at December 31, 2014	33,445,394	450	460,913	363,542	(5,589)	(733,179)	86,137
Issuance of common stock upon the exercise of stock options and release of restricted stock units	358,274	4	—	—	—	—	4
Issuance of common stock under the employee stock purchase plan	26,385	—	1,556	—	—	—	1,556
Share-based compensation	—	—	17,866	—	—	—	17,866
Tax effect of share-based compensation	—	—	3,874	—	—	—	3,874
Purchase of treasury shares	(923,102)	—	—	—	—	(68,963)	(68,963)
Foreign currency hedge, net of tax	—	—	—	—	(202)	—	(202)
Interest rate swap, net of tax	—	—	—	—	(616)	—	(616)
Cumulative translation adjustment	—	—	—	—	(38,549)	—	(38,549)
Payment of dividends ($1.50 per share)	—	—	—	(49,958)	—	—	(49,958)
Net income	—	—	—	92,528	—	—	92,528
Balance at December 31, 2015	32,906,951	454	484,209	406,112	(44,956)	(802,142)	43,677
Issuance of common stock upon the exercise of stock options and release of restricted stock units	297,145	3	—	—	—	—	3
Issuance of common stock under the employee stock purchase plan	33,007	—	1,731	—	—	—	1,731
Share-based compensation	—	—	19,823	—	—	—	19,823
Tax effect of share-based compensation	—	—	155	—	—	—	155
Purchase of treasury shares	(995,278)	—	—	—	—	(57,801)	(57,801)
Foreign currency hedge, net of tax	—	—	—	—	113	—	113
Interest rate swap, net of tax	—	—	—	—	404	—	404
Cumulative translation adjustment	—	—	—	—	(95,155)	—	(95,155)
Payment of dividends ($1.65 per share)	—	—	—	(53,222)	—	—	(53,222)
Net loss	—	—	—	(34,658)	—	—	(34,658)
Balance at December 31, 2016	32,241,825	$457	$505,918	$318,232	$(139,594)	$(859,943)	$(174,930)

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

Merger Agreement with Gartner, Inc.

On January 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gartner, Inc. (“Gartner”) and Cobra Acquisition Corp., a wholly-owned subsidiary of Gartner (“Sub”). Pursuant to the Merger Agreement, Sub will be merged with and into the CEB, with CEB surviving as a wholly-owned subsidiary of Gartner (the “Merger”). In the Merger, each share of common stock of CEB Inc., par value $0.01 per share, will be converted into the right to receive (i) $54.00 in cash and (ii) 0.2284 of a share of common stock of Gartner, par value $0.0005 per share. It is expected that the Merger will be consummated during the first half of 2017.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“GAAP”). These accounting principles require the Company to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based on information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions may affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses in the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s consolidated financial statements will be affected.

Foreign Currency

The functional currency of the Company’s wholly-owned subsidiaries is generally the applicable local currency. For these subsidiaries, the translation of their foreign currency into US dollars is performed for assets and liabilities using current foreign currency exchange rates in effect at the balance sheet date and for revenue and expense accounts using average foreign currency exchange rates for the appropriate operating period. Capital accounts and other balances designated as long-term in nature are translated at historical exchange rates. Translation gains and losses are included in stockholders’ (deficit) equity as a component of Accumulated other comprehensive (loss) income. Adjustments that arise from foreign currency exchange rate changes on transactions and balances denominated in a currency other than the local currency are included in Other (expense) income, net in the consolidated statements of operations. The Company’s UK subsidiaries maintain a significant portion of its cash balances in US dollars. As a result, the cash held in US dollars is re-measured into the subsidiary’s UK functional currency through an adjustment to income and then translated to the Company’s US dollar reporting currency through an adjustment to stockholders’ (deficit) equity for consolidated reporting purposes.

The Company recognized $6.9 million, $5.6 million, and $8.6 million of net non-operating foreign currency gains in 2016, 2015, and 2014, respectively, which are included in Other (expense) income, net in the consolidated statements of operations.

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

Property and Equipment, Net

Property and equipment, net consists of furniture, fixtures, and equipment, leasehold improvements, capitalized computer software, and website development costs. Property and equipment are stated at cost, less accumulated depreciation. Furniture, fixtures, and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. Depreciation and amortization is recorded as a separate line item in the consolidated statements of operations and is not allocated to Cost of services, Member relations and marketing, or General and administrative expenses.

Computer software and website development costs that are incurred in the preliminary project and planning stages are expensed as incurred. During development, consulting costs and payroll and payroll-related costs for employees that are directly associated with each project are capitalized. Capitalized software and website development costs are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Replacements and major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

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

On a quarterly basis, the Company considers whether events or circumstances are present that may lead to the determination that an indicator of impairment exists. These circumstances include, but are not limited to, deterioration in key performance indicators or industry and market conditions.

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

If the Step 1 result concludes that the fair value does not exceed the book value of the reporting unit, goodwill may be impaired and additional analysis is required (“Step 2”). Step 2 of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, by allocating the reporting unit’s estimated fair value to its assets and liabilities including any unrecognized intangible assets. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment and estimates. CEB’s businesses operate in a number of markets and geographical regions, and the products and services, because of their specialized nature, may not bear close correlation to those of the market-comparable company set. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, EBITDA, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and related discount rate, and expected long-term growth rates (residual growth rate). The assumptions that have the most significant effect on the valuations derived using a discounted cash flows methodology are (1) revenue growth rates, (2) the discount rate, (3) residual growth rates, and (4) foreign currency rates. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of the reporting units. Revenue and EBITDA multiples for market comparable companies for the current and future periods are used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management.

The cash flows utilized in the income approach are based on the most recent budgets, forecasts, and business plans, as well as various growth rate assumptions for years beyond the current period. Growth rates represent the expected growth rates for the reporting unit considering the industry in which the Company operates and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and the WACC. The risk adjusted discount rate used represents the estimated WACC for the reporting unit. The discount rate is comprised of (1) a risk free rate of return, (2) an equity risk premium that is based on the rate of return on equity of publicly traded companies with business characteristics comparable to the reporting unit, (3) the current after-tax market rate of return on debt of companies with business characteristics similar to the reporting unit, each weighted by the relative market value percentages of the Company’s equity and debt, and (4) an appropriate company-specific risk premium.

Intangible Assets, Net

Intangible assets are those assets that arise from business combinations consisting of customer relationships, intellectual property, trade names, and software. These assets are amortized on a straight-line basis over initial estimated useful lives of 1 to 20 years.

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

The CEB segment generates the majority of its revenue from two primary service offerings: executive memberships and professional services. In addition, the CEB segment also earns revenue from the sales of executive education, sponsorship fees earned by Evanta, and services provided to the US government and its agencies by Personnel Decisions Research Institutes, LLC (“PDRI”). Revenue is recognized as follows:

•

Executive memberships revenue is primarily recognized on a ratable basis over the contract period, which is typically twelve months in duration. In general, the majority of the deliverables within the Company’s memberships are consistently available throughout the contract period. Revenue recognition begins on the first day of the contract period. The fees receivable and the related deferred revenue are recorded upon the commencement of the contract period or collection of fees, if earlier. In some instances, a membership may include a service that is available only once, or on a limited basis, during the contract period. These services are separated from the remainder of the membership and arrangement consideration is allocated based principally on BESP. The consideration allocated to services available only once or on a limited basis is recognized as revenue upon the earlier of the delivery of the service or the completion of the contract period, provided that all other criteria for recognition have been met. The arrangement consideration allocated to the remainder of the membership services continues to be recognized ratably.

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

•

Sponsorship fees earned by Evanta are recognized on the date the event occurs. Revenue generated from sponsorship fees is seasonal in nature, with a majority recognized in the second and fourth quarters.

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

The CEB Talent Assessment segment generates the majority of its revenue from the sale of access to its cloud based assessment platforms. Access to the platforms is either sold on a subscription basis or for a set number of assessments. CEB Talent Assessment segment also provides consulting services including fully outsourced assessment services. The CEB Talent Assessment segment allocates arrangement consideration to the appropriate units of accounting based on BESP when sales to customers qualify as multiple element arrangements. Revenue is recognized as follows:

•

Revenue from subscription contracts is recognized on a ratable basis over the contract period, which is typically twelve months in duration. Revenue from agreements with a specified number of assessments is recognized upon usage, irrespective of whether the units are billed in advance or arrears.

•

Consulting arrangements generally include a measured amount of consulting effort to be performed. Revenue is recognized on a proportional performance basis based upon the level of effort completed through the end of each accounting period.

•	Training revenue is recognized upon delivery.
•	Outsourced assessment revenue from assessment projects is recognized as services are completed.

Operating Leases

The Company has non-cancelable operating lease agreements for its offices with lease periods expiring between 2017 and 2032. The Company is committed to pay a portion of the related operating expenses and real estate taxes under these lease agreements. The Company recognizes rent expense under operating leases on a straight-line basis over the non-cancelable term of the lease, including free-rent periods and lease escalations. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. The Company recognizes sublease income on a straight-line basis over the term of the sublease, including free rent periods and escalations, as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

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

Advertising Expense

The costs of designing and preparing advertising material are recognized throughout the production process. Communication costs, including magazine and newspaper space, radio time, and distribution are recognized when the communication takes place. Advertising expense was $1.7 million, $1.7 million, and $1.3 million in 2016, 2015, and 2014, respectively.

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

The Company’s international operations subject it to risks related to currency exchange fluctuations. Prices for the CEB segment products and services are primarily denominated in US dollar (“USD”); however, the Company offers foreign currency billings to certain members outside the United States. A substantial portion of the costs associated with the CEB segment’s operations located outside the United States are denominated in local currencies. Prices for the CEB Talent Assessment segment are denominated in the currency of the country of sale and are principally denominated in British pound sterling (“GBP”), Euro, USD, and Australian dollar. Most of the costs associated with the CEB Talent Assessment segment’s operations are based in the United Kingdom (“UK”) and are denominated in GBP.

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

(Loss) earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the number of weighted average common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards. A reconciliation of basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic weighted average shares outstanding	32,087	33,367	33,666
Effect of dilutive shares outstanding	—	305	373
Diluted weighted average shares outstanding	32,087	33,672	34,039

In 2016, 0.2 million shares related to share-based compensation awards were excluded from the calculation of the effect of dilutive shares outstanding shown above because their impact would be anti-dilutive.

Note 3. Recent Accounting Pronouncements

Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU requires management to evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. If the arrangement involves a software license, the Company evaluates whether the costs meet the criteria for capitalization as internal-use software. If the arrangement does not involve a software license, the Company accounts for the arrangement as a service contract and expenses the costs as incurred. The Company adopted this accounting standard prospectively on January 1, 2016. The Company began incurring significant costs in connection with its business transformation initiative beginning in 2016 for the development and implementation of cloud-based computing systems to consolidate and standardize its sales processes and financial systems. These arrangements are primarily accounted for as service contracts, and therefore, the implementation costs were expensed as incurred and include software license fees, third-party vendor costs related to the implementation and development of the systems, and costs related to employees that are solely dedicated to the initiative. The Company expensed $24.0 million in costs related to these arrangements, which are included in the Business transformation costs line item of the consolidated statement of operations for the year ended December 31, 2016.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in US auditing standards. It requires an assessment for a period of one year after the date that the financial statements are issued. Further, based on certain conditions and circumstances, additional disclosures may be required. The Company adopted this ASU for the year ending December 31, 2016. This ASU did not have an impact on the Company’s consolidated financial statements or related disclosures.

Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This ASU eliminates Step 2 from the goodwill impairment test. Under this new ASU, an entity is to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). This ASU requires excess tax benefits and tax deficiencies to be recorded in the income statement when awards are settled. This ASU also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company expects to recognize an adjustment to opening retained earnings of less than $1 million related to the accounting for forfeitures upon adoption of the standard on January 1, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires entities to recognize assets and liabilities for most leases on their balance sheets. It also requires additional qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures but expects that the adoption will result in a significant increase to the Company’s long-term assets and liabilities.

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

Evanta

On April 29, 2016, the Company completed the acquisition of 100% of the outstanding capital stock of CXO Acquisition Co. and Sports Leadership Acquisition Co. (collectively referred to as “Evanta”). Evanta focuses on C-suite executive development and collaboration solutions for peer-to-peer engagement, networking, and leadership training between information technology and security, human resources, and finance. Evanta primarily generates revenue from sponsorship fees for its events and that revenue is recognized on the date the event occurs. As such, revenue generated from sponsorship fees is seasonal in nature, with a majority recognized in the second and the fourth quarters.

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

The following table is a reconciliation of the preliminary purchase price allocation at June 30, 2016 to the final purchase price allocation based on the final fair value of the acquired assets and assumed liabilities at the acquisition date (in thousands):

	Preliminary	Adjustments	Final
Cash and cash equivalents	$17,619	$—	$17,619
Net working capital	9,959	(540)	9,419
Property and equipment, net	1,732	(119)	1,613
Deferred income tax liabilities, net	(12,821)	1,899	(10,922)
Deferred revenue	(19,012)	—	(19,012)
Other liabilities, net	(310)	—	(310)
Intangible assets, net	51,200	—	51,200
Goodwill	237,142	92	237,234
Total purchase price allocation	$285,509	$1,332	$286,841

Deferred revenue at the acquisition date was recorded at fair value, which was estimated based on the cost to provide the related services plus a reasonable profit margin on such costs.

The Company allocated $51.2 million to amortizable intangible assets with a weighted average amortization period of 6.4 years. The intangible assets consist of $27.7 million of customer relationships, $16.4 million of software, and $7.1 million of intellectual property with a weighted average amortization period of 7.0, 6.1, and 5.0 years, respectively. Amortization expense was $5.5 million in 2016. The estimated aggregate amortization expense for each of the succeeding five years ended December 31, 2017 through 2021 is $7.8 million, $7.8 million, $7.4 million, $7.2 million, and $6.3 million, respectively, and $7.7 million thereafter after giving effect for the impairment loss. Refer to Note 9 for further discussion of the intangible asset impairment loss related to the Evanta reporting unit.

There was $25.0 million of tax deductible intangible assets, which are expected to be tax deductible through 2034. The remaining intangible assets are not deductible for tax purposes. As a result, the Company recorded a deferred tax liability of $10.9 million related to the difference in book and tax basis of identifiable intangible assets.

The Company allocated $237.2 million to goodwill, of which $47.6 million is expected to be tax deductible through 2027. In the fourth quarter of 2016, management identified indicators of potential goodwill impairment. Refer to Note 8 for further discussion of the goodwill impairment losses related to the Evanta reporting unit.

The goodwill balance represents the Company’s expected ability to generate future cash flows, drive revenue growth, and lower customer acquisition costs across both Evanta and CEB by leveraging existing executive relationships and enhancing the content of CEB service offerings and events.

The amounts of revenue and net loss of Evanta since the acquisition date included in the consolidated statements of operations was $32.0 million and $67.5 million, respectively, in 2016.

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

	Year Ended December 31,
	2016	2015
Pro forma revenue	$964,332	$963,023
Pro forma net (loss) income	(28,325)	83,895

Pro forma revenue was reduced by $11.6 million related to the deferred revenue fair value adjustment in 2015. Pro forma net income reflects material, nonrecurring adjustments of $6.9 million related to the deferred revenue fair value adjustment in 2015, and $1.0 million of debt modification costs directly attributable to the acquisition in 2015.

Other Acquisitions

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

Other Investments

From time to time, the Company evaluates potential investments in private entities that will establish relationships with early-stage businesses whose products and services may enhance the Company’s existing offerings. The investments are generally comprised of common stock, preferred stock, or promissory notes, which are included in Other non-current assets. These investments are accounted for either using the cost or equity method of accounting, or as available-for-sale securities.

The Company made investments totaling $4.5 million in four private entities in 2016 and $4.8 million in six private entities in 2015, for which the cost method was used. At December 31, 2016 and 2015, the Company held a total of ten and nine investments in private entities, for which the cost method was used, with an aggregate carrying amount of $28.7 million and $23.3 million, respectively. As the Company either holds instruments that are other than common stock or in-substance common stock and do not have readily determinable fair values or where common stock or in-substance common stock is held, the Company believes that due to the size and nature of the investments, it is not able to exercise significant influence on the investee entities. These investments are carried at their original cost and evaluated each reporting period as to whether an event or change in circumstances has occurred in that period that may have an adverse effect on the net realizable value of the assets. Because the investee entities are private companies without exchange traded securities, the fair value of the underlying investment is not practical to estimate.

The Company has an equity ownership in one private entity for which the equity method is used. The aggregate carrying amount was $5.4 million and $6.1 million at December 31, 2016 and 2015, respectively.

The Company made investments totaling $2.7 million and $0.6 million in four and two private entities in 2016 and 2015, respectively, accounted for as available-for-sale securities. At December 31, 2016 and 2015, the fair value of the Company’s available-for-sale securities was $4.9 million and $3.5 million, respectively.

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

The Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$134,929	$—	$—	$113,329	$—	$—
Investments held through variable insurance products in a Rabbi Trust	—	23,475	—	—	20,234	—
Available-for-sale securities	—	—	4,859	—	—	3,463
Forward currency contracts	—	20	—	—	—	—
Financial liabilities
Forward currency contracts	$—	$11	$—	$—	$179	$—

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

Available-for-sale securities primarily represent the Company’s investments in promissory notes of private entities. The Company utilizes various unobservable inputs, including the estimate of the fair value of the stock of the underlying company, interest rate trends, and probability of future conversions, to determine the fair value.

The fair value of the Company’s Senior Secured Credit Facilities and Notes are based on Level 2 inputs using quoted market prices for similar issuances after considering observable market-based inputs such as quality, interest rates, and other characteristics. The carrying value of the Company’s Term A-3 Loans and Revolving Credit Facility approximates their fair value as the terms and interest rate approximate market rates. Subsequent to the January 5, 2017 announcement that the Company entered into the Merger Agreement, the carrying value of the Notes exceeded its fair value by 625 basis points.

Changes to the fair values classified within Level 3 were as follows in 2016 (in thousands):

Beginning of year	$3,463
Available-for-sale securities acquired	2,650
Available-for-sale securities converted/disposed	(1,588)
Total gains recognized	334
End of year	$4,859

Certain assets, such as goodwill and intangible assets, and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is impairment). The Company recorded an impairment loss related to the Evanta reporting unit in 2016 and the PDRI reporting unit in 2014. Any such fair value measurements would be included in the Level 3 fair value hierarchy.

Note 6. Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2016	2015
Billed	$181,169	$191,089
Unbilled	104,259	96,696
	285,428	287,785
Allowance for uncollectible revenue	(1,386)	(2,737)
Total accounts receivable, net	$284,042	$285,048

Note 7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Furniture, fixtures, and equipment	$73,884	$65,572
Leasehold improvements	98,675	96,224
Computer software and website development costs	95,650	83,011
	268,209	244,807
Accumulated depreciation	(172,992)	(142,470)
Total property and equipment, net	$95,217	$102,337

Computer software and website development costs include the development of member-facing websites that the Company uses to deliver research and advisory tools to customers. The net book value of these assets was $23.6 million and $24.6 million at December 31, 2016 and 2015, respectively. Depreciation expense for website development costs and internal use software was $13.7 million, $13.7 million, and $10.2 million in 2016, 2015, and 2014, respectively. Total depreciation expense was $33.7 million, $32.1 million, and $29.4 million in 2016, 2015, and 2014, respectively.

Note 8. Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	CEB Segment	CEB Talent Assessment Segment	Total	CEB Segment	CEB Talent Assessment Segment	Total
Gross goodwill, beginning of year	$170,886	$329,023	$499,909	$134,723	$347,984	$482,707
Goodwill acquired	237,233	—	237,233	40,130	—	40,130
Purchase accounting adjustments	(2,456)	—	(2,456)	(1,499)	—	(1,499)
Impact of foreign currency	(3,137)	(57,123)	(60,260)	(2,468)	(18,961)	(21,429)
Gross goodwill, end of year	402,526	271,900	674,426	170,886	329,023	499,909
Accumulated impairment loss, beginning of year	(41,500)	—	(41,500)	(41,500)	—	(41,500)
Impairment loss	(67,890)	—	(67,890)	—	—	—
Accumulated impairment loss, end of year	(109,390)	—	(109,390)	(41,500)	—	(41,500)
Net goodwill, end of year	$293,136	$271,900	$565,036	$129,386	$329,023	$458,409

Goodwill for certain of the Company’s foreign subsidiaries is recorded in their functional currency, which is their local currency, and therefore is subject to foreign currency translation adjustments.

Evanta Goodwill

The Company recorded an impairment loss in the amount of $69.4 million in the fourth quarter of 2016, which was included in the impairment loss line on the consolidated statements of operations. Of this amount, $67.9 million relates to goodwill and $1.5 million relates to product related intangible assets. This loss did not impact our current liquidity position or cash flows.

In the fourth quarter, management prepared a five year forecast as part of our annual impairment review for the Evanta reporting unit and determined that the reporting unit is unlikely to meet the cash flow forecasts used in the purchase price valuation model due primarily to lower than expected financial results and projected sales bookings. In addition to the financial results, the discount rate used in the income approach was increased due to market conditions and rising interest rates. Management used a discount rate of 12.5% and a long term growth rate of 4% when preparing the discounted cash flow model.  The results of Step 1 indicated that the estimated fair value of the reporting unit was less than the carrying value.

As required, management performed a test of recoverability for the intangible assets of the reporting unit. The intangible asset related to one of the Evanta revenue streams was written off due to the discontinuation of the revenue stream. The carrying value was $1.5 million and is included in the impairment loss.

The impairment loss for goodwill and intangible asset did not result in a tax deduction for income tax purposes. At the time of the Evanta acquisition, a deferred tax liability in the amount of $10.9 million was established for the non-deductible amortization associated with the intangible asset. In connection with the intangible asset impairment loss, $0.6 million of this deferred tax liability was reduced. The goodwill impairment was considered a permanent tax difference and, as such, increased the Company’s effective tax rate in 2016.

CEB Talent Assessment Goodwill

The Company concluded that goodwill for the CEB Talent Assessment reporting unit was not impaired at October 1, 2016, the date of the Company’s annual impairment test. The carrying value of the reporting unit was $439.7 million at October 1, 2016, including $286.4 million of goodwill and $126.3 million of amortizable intangible assets. The estimated fair value of the CEB Talent Assessment reporting unit exceeded its carrying value by approximately 9%.

The Company continues to monitor actual results versus forecasted results and external factors that may impact the enterprise value of the reporting unit. The reporting unit’s expenses are denominated primarily in GBP while contracts with customers and revenue are in local currencies. An increase in the value of the GBP versus other global currencies may adversely impact operating results. Other factors that the Company is monitoring that may impact the fair value of the reporting unit include, but are not limited to: market comparable company multiples, interest rates, and global economic conditions. Through December 31, 2016, the CEB Talent Assessment reporting unit’s operating results were in line with management estimates. This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs in the fair value measurements change.

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

Note 9. Intangible Assets, Net

Intangible assets, net at December 31, 2016 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in Years)
Customer relationships	$216,704	$20,800	$72,334	$123,570	8.2
Acquired intellectual property	89,840	—	45,081	44,759	9.2
Trade names	50,327	—	50,327	—	—
Software	34,003	1,550	16,598	15,855	5.6
Total	$390,874	$22,350	$184,340	$184,184	8.2

Intangible assets, net at December 31, 2015 consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Impairment Loss	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period (in Years)
Customer relationships	$210,810	$20,800	$59,012	$130,998	9.6
Acquired intellectual property	97,176	—	38,665	58,511	10.6
Trade names	59,638	—	24,308	35,330	0.9
Software	19,265	—	13,424	5,841	2.9
Total	$386,889	$20,800	$135,409	$230,680	8.4

The Company’s intangible assets for foreign subsidiaries are recorded in their functional currency, which is their local currency, and therefore, are subject to foreign currency translation adjustments.

In 2016, as part of the annual impairment test for Evanta, the Company completed a recoverability test for the intangible assets of the reporting unit, which is included in the CEB segment. On an undiscounted basis, the cash flows projected for the reporting unit exceeded the carrying value of the asset at October 1, 2016. The intangible assets related to one of the Evanta revenue streams were written off due to the discontinuation of the revenue stream. As a result, the Company recorded a pre-tax impairment loss of $1.5 million in 2016. This loss did not impact the Company’s liquidity position or cash flows.

In connection with the rebranding of the SHL Talent Measurement segment to the CEB Talent Assessment segment, the Company transitioned to the CEB master brand for marketing, product, websites, and other content materials in 2016. As a result, beginning in the fourth quarter 2015 the Company accelerated amortization expense associated with a change in the estimated useful life of the SHL trade name and expensed an additional $28.9 million in 2016 and an additional $8.0 million in the fourth quarter of 2015. The impact to net (loss) income was $23.1 million, or $0.72 per share in 2016 and $6.4 million, or $0.19 per share in the fourth quarter of 2015. The trade name was fully amortized at December 31, 2016.

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

Amortization expense was $68.5 million, $41.9 million, and $38.9 million in 2016, 2015, and 2014, respectively. Future expected amortization of intangible assets at December 31, 2016, calculated using foreign currency exchange rates in effect at the balance sheet date, was as follows (in thousands):

2017	$32,979
2018	32,056
2019	24,351
2020	19,622
2021	16,287
Thereafter	58,889
Total	$184,184

Note 10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$16,546	$12,301
Advanced membership payments received	19,764	17,352
Other accrued liabilities	54,316	58,754
Total accounts payable and accrued liabilities	$90,626	$88,407

Note 11. Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred compensation	$22,985	$17,553
Lease incentives	35,522	37,239
Deferred rent benefit	38,078	37,833
Deferred revenue – long term	1,999	4,396
Other	11,309	10,571
Total other liabilities	$109,893	$107,592

Included in Other at December 31, 2016 was $2.3 million related to a non-compete agreement with the Company’s Chairman and CEO that is effective and will be paid through 2020.

Note 12. Debt

Debt consisted of the following:

	December 31,
	2016	2015
Senior Secured Credit Facilities
Term loans, due April 2021, rate of 2.77% and 1.92%	$390,306	$247,500
Revolving Credit Facility, due April 2021, average rate of 2.76% and 1.83%	240,000	70,000
Notes, due June 2023, rate of 5.625%	250,000	250,000
Total principal outstanding	880,306	567,500
Less: unamortized debt issuance costs
Term loans	2,602	2,593
Notes	3,151	3,541
Total unamortized debt issuance costs	5,753	6,134
Principal less unamortized debt issuance costs	874,553	561,366
Less: current portion	7,872	4,948
Debt – long term	$866,681	$556,418

Senior Secured Credit Facility

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

Borrowings under the Senior Secured Credit Facilities bear interest at rates based on the ratio of the Company’s and its subsidiaries’ consolidated indebtedness to the Company’s and its subsidiaries’ consolidated EBITDA (as defined in the Credit Agreement) for applicable periods specified in the Senior Secured Credit Facilities. The interest rate per annum applicable to the loans under the Senior Secured Credit Facilities is based on a fluctuating rate of interest equal to the sum of an applicable margin and, at the Company’s election from time to time, of either (1) a base rate determined by reference to the highest of (a) the rate as publicly announced from time to time by Bank of America as its “prime rate”, (b) the federal funds effective rate plus 0.50%, and (c) the one-month LIBOR plus 1.00%, or (2) a Eurocurrency rate determined by reference to LIBOR with a term, as selected by the Company, of one, two, three, or six months (or twelve months if consented to by all the lenders under the applicable loan). Borrowings under the Senior Secured Credit Facilities are subject to a “zero percent” floor in the case of LIBOR loans.

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

The Senior Secured Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Company is required to comply with a net leverage ratio covenant on a quarterly basis. The Company was in compliance with all of the covenants at December 31, 2016.

Notes

On June 9, 2015, the Company entered into an indenture relating to the issuance of $250 million aggregate principal amount of senior notes due 2023 at an issue price of 100% (“Notes”). The Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by the Company and certain of its domestic subsidiaries acting as guarantors. The Notes bear interest at a rate of 5.625%, pay interest semi-annually in cash in arrears on June 15 and December 15 of each year and mature on June 15, 2023.

The indenture governing the Notes provides for customary events of default (subject in certain cases to customary grace and cure periods), which include payment defaults, a failure to pay certain judgments and certain events of bankruptcy and insolvency. These events of default are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture.

Debt Refinancing

In connection with the debt refinancing on April 29, 2016, the Company evaluated each investor of the Term A-2 Loans that reinvested in the Term A-3 Loans. The change in the present value of the future cash flows for each of the investments was less than 10% and, thus, the debt refinancing was accounted for as a debt modification for which the Company expensed $1.7 million of debt issuance costs paid to third parties and capitalized debt issuance costs paid to the creditors as a reduction to debt. The Company determined a new effective interest rate to amortize the capitalized debt issuance costs. In addition, debt issuance costs related to the revolving commitments under the Revolving Credit Facility were deferred and amortized over the extended term since the borrowing capacity of the new arrangement was greater than the borrowing capacity of the old arrangement.

In June 2015, the Company used the proceeds from the offering of the Notes, together with borrowings under the Term A-2 Loans and cash on hand, to prepay and terminate the Company’s then existing Term A-1 Loans and to pay related fees and expenses. Accordingly, the Company recognized debt modification costs based on its evaluation of the refinanced borrowings for each investor. The Company expensed $4.8 million in debt modification costs related to these debt transactions.

At December 31, 2016, the Company had $5.8 million of debt issuance costs capitalized, of which $2.6 million related to the Term A-3 Loans and $3.2 million related to the Notes and were recorded as a deduction from the carrying amount of the debt. Furthermore, $3.8 million related to the Revolving Credit Facility and was recorded in Other non-current assets.

At December 31, 2015, the Company had $6.1 million of debt issuance costs capitalized, of which $2.6 million related to the Term A-2 Loans and $3.5 million related to the notes and were recorded as a deduction from the carrying amount of the debt. Furthermore, $2.7 million related to the Revolving Credit Facility and was recorded in Other non-current assets.

Amortization of debt issuance costs was $1.8 million, $2.1 million and $2.6 million in 2016, 2015, and 2014, respectively. The Company paid interest of $26.4 million, $17.2 million, and $15.6 million in 2016, 2015, and 2014 respectively. These amounts are being amortized to interest expense over the term of the Senior Secured Credit Facilities and Notes using the effective interest method.

The terms of the Senior Secured Credit Facilities and Notes, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur or guarantee additional indebtedness; (ii) create liens on assets securing indebtedness; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) merge, amalgamate or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vi) enter into transactions with affiliates; (vii) sell or transfer certain assets; and (viii) agree to certain restrictions on the ability of restricted subsidiaries to make payments to us. These covenants are subject to a number of important qualifications, limitations, and exceptions that are described in the indenture. Retained earnings restricted from dividend payments was $106.8 million and $179.3 million at December 31, 2016 and 2015, respectively.

Future minimum payments for the Senior Secured Credit Facilities and the Notes are as follows for the years ended December 31 (in thousands):

2017	$7,925
2018	13,869
2019	15,850
2020	15,850
2021	576,812
Thereafter	250,000
Total principal payments	$880,306

The Company repaid $30.0 million of the Revolving Credit Facility subsequent to December 31, 2016.

Note 13. Derivative Instruments and Hedging

The Company’s international operations are subject to risks related to currency fluctuations. The Company uses forward currency contracts, designated as cash flow hedging instruments, to protect against foreign currency exchange rate risks inherent with revenue transactions. A forward currency contract obligates the Company to exchange a predetermined amount of one currency to make equivalent payments in another currency equal to the value of such exchange.

The Company has entered into forward currency contracts to sell Australian dollars (“AUD”) and Euros (“EUR”) and buy GBP, which will settle at various times through June 30, 2017. These contracts have been designated as cash flow hedges of anticipated revenue to be recognized in the local currency and are expected to have no or an immaterial amount of ineffectiveness. The contracts provide a natural offset to GBP costs. The notional amount of outstanding forward currency contracts at December 31, 2016 was AUD 7.5 million and EUR 6.9 million.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows from foreign currency exchange contracts is 12 months. The forward currency contracts and interest rate swaps are recognized in the consolidated balance sheets at fair value. The Company’s asset and liability derivative positions are offset on a counterparty by counterparty basis if the contractual agreement provides for the net settlement of contracts with the counterparty in the event of default or termination of any one contract. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive (loss) income (“OCI”) until such time as the actual foreign currency exposures occur or interest payments are made and the unrealized gain/loss is reclassified from accumulated OCI to current earnings.

The fair value of derivative instruments in the Company’s consolidated balance sheets was as follows (in thousands):

	December 31,
Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments:
Asset derivatives
Prepaid expenses and other current assets	$20	$—
Liability derivatives
Accounts payable and accrued liabilities	$11	$179

The pre-tax derivative instrument gains and losses recognized in OCI were as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Forward currency contracts	$(2,110)	$2,000
Interest rate swap arrangements	$—	$(2,958)

The pre-tax effect of derivative instruments in the Company’s consolidated statements of operations was as follows (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective portion)	2016	2015
Revenue	$(2,111)	$2,046
Cost of services	—	26
Member relations and marketing	—	26
General and administrative	—	8
Interest expense	(672)	(1,940)
Other income, net	—	90
	$(2,783)	$256

Note 14. Stockholders’ (Deficit) Equity and Share-based Compensation

Share-Based Compensation

The Company has RSUs and PSAs outstanding that were granted to employees and directors. Share-based compensation expense is recognized on a straight-line basis, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award, which is generally the vesting term of four years.

The Company recognized total share-based compensation costs of $19.8 million, $17.9 million, and $15.6 million in 2016, 2015, and 2014, respectively. These amounts are allocated to Cost of services, Member relations and marketing, and General and administrative expenses in the consolidated statements of operations. The total income tax benefit for share-based compensation arrangements was $7.9 million, $7.1 million, and $6.2 million in 2016, 2015, and 2014, respectively. At December 31, 2016, $31.9 million of total estimated unrecognized share-based compensation cost is expected to be recognized over a weighted average period of 3 years.

Equity Incentive Plans

In June 2012, the Company’s stockholders approved and the Company adopted the 2012 Stock Incentive Plan (“2012 Plan”). The 2012 Plan provides for the issuance of up to 5,600,000 shares of common stock plus any shares subject to outstanding awards under the 2004 Incentive Plan that, on or after June 7, 2012, cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in vested and non-forfeitable shares), up to an aggregate maximum of 11,198,113 shares. The Company had 4.5 million shares available for issuance under the 2012 Plan at December 31, 2016. Each RSU and PSA grant counts 2.5 to 1 and each SAR grant counts 1 to 1 against the shares available for issuance under the 2012 Plan.

Restricted Stock Units

The following table summarizes the changes in RSUs:

	Year Ended December 31,
	2016		2015		2014
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	694,032	$67.10	717,137	$58.51	749,955	$46.03
Granted	453,930	59.58	311,164	74.19	340,298	69.70
Forfeited	(76,777)	64.72	(58,067)	65.84	(77,652)	54.57
Vested	(251,421)	62.01	(276,202)	53.06	(295,464)	40.76
Nonvested, end of year	819,764	64.72	694,032	67.10	717,137	58.51

Performance-Based Stock Awards

The following table summarizes the changes in PSAs:

	Year Ended December 31,
	2016		2015		2014
	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value	Number of Performance Awards	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	44,895	$71.75	47,988	$64.48	60,639	$48.42
Granted	46,597	58.74	31,941	72.39	29,873	69.44
Forfeited	(3,086)	69.13	(5,125)	68.28	(11,909)	52.60
Performance adjustment	(14,059)	63.61	(10,988)	70.36	(915)	50.57
Vested	(18,814)	70.14	(18,921)	56.15	(29,700)	41.87
Nonvested, end of year	55,533	63.58	44,895	71.75	47,988	64.48

PSAs are granted annually to the Company’s corporate leadership team. The ultimate number of PSAs that vest is based upon the achievement of specified levels of aggregate revenue and Adjusted EBITDA over a three-year period. In February 2017, the Compensation Committee approved the number of PSAs earned from the 2014 grant based on the actual aggregate financial performance in the three-year period ended December 31, 2016. As a result, on February 17, 2017, the Company issued 18,814 PSAs that vested on December 31, 2016. In February 2016, the Compensation Committee approved the number of PSAs earned from the 2013 grant based on the actual aggregate financial performance in the three-year period ended December 31, 2015. As a result, on February 19, 2016, the Company issued 18,921 PSAs that vested on December 31, 2015. In February 2015, the Compensation Committee approved the number of PSAs earned from the 2012 grant based on the actual aggregate financial performance in the three-year period ended December 31, 2014. As a result, on February 20, 2015, the Company issued 29,700 PSAs that vested on December 31, 2014.

Stock Appreciation Rights

The following table summarizes the changes in SARs:

	Year Ended December 31,
	2016		2015		2014
	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price	Number of Stock Appreciation Rights	Weighted Average Exercise Price
Outstanding, beginning of year	60,000	$30.01	170,754	$37.14	587,998	$58.87
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	(850)	74.98
Exercised	(60,000)	30.01	(110,754)	41.00	(416,394)	67.74
Outstanding, end of year	—		60,000	30.01	170,754	37.14
Vested or expected to vest, end of year	—		60,000	30.01	170,754	37.14
Exercisable, end of year	—		60,000	30.01	170,754	37.14

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price currently below the closing price. At December 31, 2016 there were no outstanding SARs. At December 31, 2015, the Company had 60,000 vested SARs with an aggregate intrinsic value of $1.9 million. The total intrinsic value of SARs exercised in 2016 and 2015 was $1.5 million and $4.1 million, respectively.

Share Repurchases

In February 2013, the Company’s Board of Directors approved a $50 million stock repurchase program, which expired on December 31, 2014. In February 2015, the Company’s Board of Directors approved a $100 million stock repurchase program, which was authorized through December 31, 2016. In February 2016, the Company’s Board of Directors approved a $150 million stock repurchase program, which is authorized through December 31, 2017. At December 31, 2016, $137 million of the February 2016 authorization remained unused. In 2016, 2015, and 2014, the Company repurchased 0.9 million, 0.8 million, and 0.4 million shares of its common stock, respectively, at a total cost of $52.5 million, $60.4 million, and $30.0 million, respectively, pursuant to publicly announced plans. The remaining repurchase activity in 2016, 2015, and 2014 was related to common stock surrendered by employees to satisfy income tax withholding obligations.

Repurchases may be made through open market purchases or privately negotiated transactions. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by the Company’s management, in its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations.

Dividends

The Company funds its dividend payments with cash on hand and cash generated from operations. In February 2017, the Board of Directors declared a first quarter 2017 cash dividend of $0.4125 per share. The dividend is payable on March 31, 2017 to stockholders of record at the close of business on March 15, 2017. In 2016, the Company declared and paid quarterly cash dividends of $0.4125 per share for each quarter of 2016. In 2015, the Company declared and paid quarterly cash dividends of $0.375 per share for each quarter of 2015.

Preferred Stock

The Company had 5.0 million shares of preferred stock authorized with a par value of $0.01 per share at December 31, 2016 and 2015. No shares were issued and outstanding at December 31, 2016 and 2015.

Note 15. Restructuring Costs

In the fourth quarter of 2015, the Company committed to a workforce reduction plan (“2015 Plan”) as it identified areas for change in the market structure, initiated other actions to streamline operations, and rebalanced the management mix in certain areas. Total pre-tax restructuring charges related to the 2015 Plan were $6.2 million, consisting primarily of severance and related termination benefits. Of this amount, $5.1 million and $1.1 million was recognized in the fourth quarter of 2015 and in the first half of 2016, respectively, and substantially all of the cash was paid in 2016.

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

Note 16. Income Taxes

The components of (loss) income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
US sources	$(9,228)	$103,660	$85,462
Non-US sources	(7,427)	13,872	6,388
Total	$(16,655)	$117,532	$91,850

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax expense
Federal	$17,206	$21,099	$48,926
State and local	3,531	4,894	12,300
Foreign	5,815	5,758	846
Total current tax expense	26,552	31,751	62,072
Deferred tax (benefit) expense
Federal	2,341	(696)	(13,193)
State and local	233	(241)	(1,995)
Foreign	(11,123)	(5,810)	(6,206)
Total deferred tax (benefit) expense	(8,549)	(6,747)	(21,394)
Provision for income taxes	$18,003	$25,004	$40,678

In 2016, 2015, and 2014, the Company made income tax payments of $25.3 million, $51.6 million, and $41.6 million, respectively.

The provision for income taxes differs from the amount of income taxes determined by applying the US federal income tax statutory rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory US federal income tax expense	$(5,828)	$41,136	$32,149
Effect of foreign tax rates	5,415	1,772	2,098
State income taxes, net of US federal benefit	2,353	4,192	6,068
Goodwill impairment	23,762	—	6,615
Effect of financing	(7,226)	(7,113)	(5,928)
Foreign exchange differences	(154)	(514)	(1,390)
Change in valuation allowance	(49)	(1,718)	(1,532)
Tax rate changes	(447)	(2,146)	—
Domestic manufacturing deduction	(767)	(5,722)	—
Foreign tax and other credits	(144)	(6,869)	—
Disallowed expenses, including transaction costs	1,574	1,300	2,054
Other	(486)	686	544
Tax expense	$18,003	$25,004	$40,678

The Company recorded a provision for income taxes of $18.0 million, $25.0 million, and $40.7 million in 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014 the Company’s effective income tax rate was (108.1)%, 21.3%, and 44.3%, respectively.

The Company’s effective tax rate in 2016 differed from the federal statutory rate of 35% primarily due to the goodwill impairment, benefits of a UK financing transaction, the overall impact of earnings within and outside the US, state income taxes, and US government incentives, such as research tax credits and deductions related to domestic production activities.

The Company’s effective tax rate in 2015 was lower than the federal statutory rate primarily due to discrete items, foreign tax credits, government provided tax incentives, and the benefits of a UK financing transaction, which were partially offset by state income taxes.

In 2015, the Company determined there was sufficient foreign source income in the prior years to claim a credit for foreign taxes paid. Previously, the Company deducted foreign taxes paid against income. As a result, the Company amended its prior-year tax returns (2012-2013) to substitute claims for a foreign tax credit in place of prior-year deductions. The Company recognized a $4.3 million tax benefit in 2015, of which $2.0 million related to the prior years and $2.3 million related to 2015 activity.

This tax benefit was included in the Foreign tax and other credits item within the income tax statutory rate reconciliation. The other tax credits relate to certain government provided tax incentives described below.

In addition, the Company analyzed its operations and determined that it qualified for the domestic manufacturing deduction and research tax credits. Congress provides US companies with a deduction against income generated by manufacturing activities, which the Company determined was applicable to certain of its software creation activities. The Company amended prior year tax returns (2011-2014) to claim the domestic manufacturing deduction previously not taken on the original income tax returns and recognized an income tax benefit of $5.7 million of which $4.6 million related to the prior years and $1.2 million related to 2015 activity.

Moreover, US federal and certain state tax laws permit taxpayers a research tax credit for the development of new products, product enhancements, and new or improved processes. In 2015, the Company determined that it qualified to claim this benefit in 2015 and in prior years. The Company amended prior year tax returns (2011-2014) and recognized an income tax benefit of $2.1 million of which $1.7 million related to the prior years and $0.4 million related to 2015 activity. This tax benefit was included in the Foreign tax and other credits item within the income tax statutory rate reconciliation.

The UK enacted legislation and received royal assent in November 2015 reducing the UK tax rate to 19% in 2017 and further decreasing to 18% in 2020. This resulted in a $2.1 million benefit due to the revaluation of the UK deferred tax balances.

In October 2015, the Company aligned its contracting and intellectual property arrangements to correspond to changes in its managerial structure for our US and global commercial operations. The commercial operations were changed to support the integration of SHL, which it acquired in August 2012 and which is headquartered in the UK, resulting in the need for two separate and distinct commercial structures to better serve its members: one located in the US, marketing and selling our products and services to US customers; and another managed in the UK, marketing and selling our products and services to all of our international customers.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets
Share-based compensation	$6,654	$5,638
Accrued incentive compensation	7,278	16,259
Accruals and reserves	2,961	1,762
Net operating loss and tax credit carryforwards	8,438	10,232
Deferred compensation plan	7,840	6,935
Deferred revenue	4,683	5,946
Goodwill and intangibles	2,084	—
Operating leases and lease incentives	25,074	25,672
Total deferred tax assets	65,012	72,444
Valuation allowance	(6,573)	(6,510)
Total deferred tax assets, net of valuation allowance	58,439	65,934
Deferred tax liabilities
Deferred incentive compensation	7,267	5,700
Depreciation	11,767	12,795
Goodwill and intangibles	46,974	56,590
Other	2,139	2,227
Total deferred tax liabilities	68,147	77,312
Net deferred tax liabilities	$9,708	$11,378

The Company’s deferred tax asset valuation allowances were primarily the result of uncertainties regarding the future realization of tax loss carryforwards and tax credit in various jurisdictions. Due to tax planning strategies utilized in 2016, the Company will be able to realize certain foreign and state tax loss carryforwards within the carryforward period by generating sufficient taxable income in those jurisdictions. Also, in 2016, certain tax credits expired that required a valuation allowance and were written off. The valuation allowance at December 31, 2016 increased by $0.1 million due to the expiration of certain tax credits and the ability to use certain foreign and state tax loss carryforwards.

At December 31, 2016, the Company had US net operating loss carryforwards for federal tax purposes of $5.0 million, which expire, if unused, in various years from 2024 to 2035. The Company had US capital loss carryforward for federal tax purposes of $1.0 million, which expires if unused in 2021. At December 31, 2016 the Company had $4.6 million of non-trading losses and $4.9 million of trading losses available for carryforward indefinitely under UK tax law. At December 31, 2016, the Company had other foreign net operating loss carryforwards of $1.3 million, of which $1.0 million can be carried forward indefinitely under current local tax laws and $0.3 million will expire, if unused, in years beginning 2024. The Company recorded a $0.9 million valuation allowance against the deferred tax asset related to the UK tax non-trading loss carryforwards at December 31, 2016.

The Company has Washington, DC tax credit carryforwards resulting in a deferred tax asset of $3.5 million and $5.1 million at December 31, 2016 and 2015, respectively. These credits expire in years 2017 through 2018. The Company recorded a $3.2 million and $5.1 million valuation allowance related to these credit carryforwards at December 31, 2016 and 2015, respectively. The Company had US state net operating loss carryforward of $14.7 million, which expire if unused in various years from 2024 to 2035. The Company recorded a $0.3 million valuation allowance against the deferred tax asset related to the state NOL carryforwards.

Undistributed earnings of the Company’s foreign subsidiaries were $99.5 million, $91.7 million, and $59.8 million at December 31, 2016, 2015, and 2014, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for additional applicable taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the US liability.

A reconciliation of the beginning and ending unrecognized tax benefit was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of the year	$21,101	$21,821	$16,044
Additions based on tax positions related to the current year	531	1,056	805
Additions for tax positions of prior years	2,289	87	6,654
Reductions for tax positions of prior years	(10,644)	(1,255)	(318)
Reductions for lapse of statute of limitations	(57)	(608)	(1,364)
Balance at end of the year	$13,220	$21,101	$21,821

The Company files income tax returns in US federal, state, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations in major tax jurisdictions for periods prior to 2012. If the Company was able to recognize the uncertain tax benefits of $13.2 million, only $11.5 million would affect the Company’s effective tax rate. Interest and penalties recognized related to uncertain tax positions amounted to $(0.4) million, $(0.6) million, and $0.2 million in 2016, 2015, and 2014, respectively. Accrued interest and penalties were $0.7 million and $1.2 million at December 31, 2016 and 2015, respectively, and were included in Accounts payable and accrued liabilities.

At December 31, 2016, the Company had outstanding claims related to income apportionment with certain state taxing jurisdictions that, if successful, would result in a refund of $6.5 million. The refund claim was reduced by $9 million in 2016 whereby certain refund claims were denied and the Company has no further recourse. Due to the uncertainty of the ability to recover the claims, the Company established an uncertain tax benefit of $6.5 million. The Company has prepaid certain foreign tax assessments, which are being challenged and has established an uncertain tax benefit on those taxes. The Company believes that it is reasonably possible that a decrease of up to $6.5 million in unrecognized tax benefits related to state exposures may be possible within the coming year. In addition, the Company believes that it is reasonably possible that $3.0 million of its current other remaining unrecognized tax benefits may be recognized by the end of 2016 as a result of a lapse in the statute of limitations or the closing of income tax audits.

CEB US is currently under audit by the Internal Revenue Service for tax years 2011 to 2013. The Company expects to complete the audit during 2017 without any material adjustments.

Note 17. Employee Benefit Plans

Defined Contribution 401(k) Plan

The Company sponsors a defined contribution 401(k) plan (“Plan”). Pursuant to the Plan, all employees who have reached the age of 21 are eligible to participate. The Company provides a discretionary contribution equal to 50% of an employee’s contribution up to a maximum of 6% of base salary. The Company’s matching contribution is subject to a four-year vesting schedule of 25% per year beginning one year from the employee’s date of hire, and an employee must be employed by the Company on the last day of the Plan year in order to vest in the Company’s contribution for that year. The Company’s contributions to the Plan were $7.6 million, $6.8 million, and $6.6 million in 2016, 2015, and 2014, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, employees authorize payroll deductions from 1% to 10% of their eligible compensation to purchase shares of the Company’s common stock. The total shares of the Company’s common stock authorized for issuance under the ESPP is 1,050,000. Under the plan, shares of the Company’s common stock may be purchased over an offering period, typically three months, at 85% of the lower of the fair market value on the first or last day of the applicable offering period. In 2016, 2015, and 2014, the Company issued 33,007 shares, 26,385 shares, and 21,605 shares of common stock, respectively. At December 31, 2016, approximately 0.6 million shares were available for issuance.

Deferred Compensation Plan

The Company has a deferred compensation plan (“Deferred Compensation Plan”) for certain employees and members of the Board of Directors to provide an opportunity to defer compensation on a pre-tax basis. The Deferred Compensation Plan provides for deferred amounts to be credited with investment returns based on investment options selected by participants from alternatives designated from time to time by the plan administrative committee. The Company invests funds sufficient to pay the deferred compensation liabilities in mutual fund investments through insurance contracts in a Rabbi Trust to match the investment options made by participants. These investments are considered trading securities, carried at fair value, and included in Other assets in the consolidated balance sheets. Earnings (losses) associated with the Deferred Compensation Plan’s assets were $2.0 million, $(0.6) million, and $0.7 million in 2016, 2015, and 2014, respectively, and are included in Interest income and other while offsetting changes in individual participant account balances are recorded as compensation expense in the consolidated statements of operations.

The Deferred Compensation Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Deferred Compensation Plan. The Company did not make any discretionary contributions to the Deferred Compensation Plan in 2016, 2015, or 2014.

Note 18. Commitments and Contingencies

Operating Leases

The Company leases office facilities that expire on various dates through 2032. Generally, the leases carry renewal provisions and rental escalations and require the Company to pay executory costs such as taxes and insurance.

In July 2014, the Company entered into a lease agreement (subsequently amended and restated in December 2014) to become the primary tenant of a new commercial building in Arlington, Virginia. The lease is for approximately 349,000 square feet and is estimated to commence in 2018 for a fifteen-year term. The Company currently expects to pay approximately $22 million per year beginning in 2018, subject to rental escalations and increases above the base year for pro rata share of operating expenses and real estate taxes. The lease agreement provides the Company with various incentives estimated to total approximately $56 million. The Company will recognize the lease incentives on a straight-line basis over the term of the new lease as a reduction of rent expense. In addition, the Company provided a $3.6 million letter of credit in February 2015.

In connection with the new lease, the lessor agreed to assume the Company’s previous obligations for one of its Arlington, Virginia locations. In the event the lessor fails to make required payments, as provided in the assignment agreement, the Company has the right to reduce its rental payments for the new lease. Based on the information available at December 31, 2016, the lease assignment is included in the sublease receipts amounts in the table below beginning in 2018 and thereafter. The Company will remain the primary obligor in case of default by the new lease lessor under this assumption. The new lease lessor may negotiate a sublease or settlement of the obligation it has assumed. If and when such sublease or settlement is negotiated, the Company would be required to recognize a loss on the sublease or settlement equal to the difference between the fair value of the sublease rentals (or in the event of settlement, the settlement payment) and the Company’s obligation under the lease. Future minimum rental payments under non-cancelable operating leases (including the new Arlington, Virginia lease) and future minimum receipts under subleases (including the lease assignment discussed above), excluding executory costs, were as follows at December 31, 2016 (in thousands):

	Payments Due by Period at December 31, 2016
	Total	YE 2017	YE 2018	YE 2019	YE 2020	YE 2021	Thereafter
Operating lease obligations	$876,090	$52,956	$74,281	$69,157	$69,213	$68,456	$542,027
Sublease receipts	(263,328)	(22,241)	(27,988)	(24,267)	(24,769)	(25,266)	(138,797)
Total net lease obligations	$612,762	$30,715	$46,293	$44,890	$44,444	$43,190	$403,230

Rent expense, net of sublease income, was $35.8 million, $32.9 million, and $30.5 million in 2016, 2015, and 2014, respectively.

Contingencies

From time to time, the Company is subject to litigation related to normal business operations. The Company vigorously defends itself in litigation and is not currently a party to, and the Company’s property is not subject to, any legal proceedings likely to materially affect the Company’s financial results.

The Company continues to evaluate potential tax exposures relating to sales and use, payroll, income and property tax laws, and regulations for various states in which the Company sells or supports its goods and services. Accruals for potential contingencies are recorded by the Company when it is probable that a liability has been incurred, and the liability can be reasonably estimated. As additional information becomes available, changes in the estimates of the liability are reported in the period that those changes occur. The Company had a $0.8 million and $1.3 million liability at December 31, 2016 and 2015, respectively, relating to certain sales and use tax regulations for states in which the Company sells or supports its goods and services. In April 2015, the Company paid $3.7 million under a voluntary sales tax disclosure agreement.

Other

At December 31, 2016, the Company had outstanding letters of credit totaling $21.2 million to provide security deposits for certain office space leases. The letters of credit expire annually but will automatically extend for another annual term from their expiration dates unless the Company terminates them. To date, no amounts have been drawn on these agreements.

Note 19. Changes in Accumulated Elements of Other Comprehensive Loss

Accumulated elements of other comprehensive loss (“AOCI”) is a balance sheet item in the stockholders’ equity section of the Company’s consolidated balance sheets. It is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. Changes in each component of AOCI in 2016 were as follows (in thousands):

	Cash Flow Hedges, Net of Tax	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2015	$(1,247)	$(43,709)	$(44,956)
Net unrealized losses	(1,576)	—	(1,576)
Reclassification of losses into earnings	2,093	—	2,093
Translation of net investments in foreign operations	—	(95,155)	(95,155)
Net change in Accumulated other comprehensive income (loss)	517	(95,155)	(94,638)
Balance, December 31, 2016	$(730)	$(138,864)	$(139,594)

The translation impact of the intra-entity loans included in AOCI relates to those intercompany loans, which the Company deems to be of a long-term investment nature.

Note 20. Segments and Geographic Areas

Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker of an enterprise. The Company has two reportable segments, CEB and CEB Talent Assessment. The CEB segment includes the legacy CEB business, PDRI, and Evanta. The CEB Talent Assessment segment includes the legacy SHL business. The Company’s segment profit measure is Adjusted EBITDA.

Information for the Company’s reportable segments was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue
CEB segment	$761,648	$731,834	$701,573
CEB Talent Assessment segment	188,146	196,600	207,401
Total revenue	$949,794	$928,434	$908,974
Adjusted revenue
CEB segment	$774,725	$732,972	$705,110
CEB Talent Assessment segment	188,146	198,951	209,870
Total Adjusted revenue	$962,871	$931,923	$914,980
Adjusted EBITDA
CEB segment	$206,335	$203,085	$194,572
CEB Talent Assessment segment	42,465	39,959	34,515
Total Adjusted EBITDA	$248,800	$243,044	$229,087

Adjusted EBITDA margin	25.8%	26.1%	25.0%
CEB segment	26.6%	27.7%	27.6%
CEB Talent Assessment segment	22.6%	20.1%	16.4%

Depreciation and amortization
CEB segment	$45,684	$34,377	$33,707
CEB Talent Assessment segment	56,492	39,650	34,579
Total depreciation and amortization	$102,176	$74,027	$68,286

The table below reconciles revenue to Adjusted revenue (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$949,794	$928,434	$908,974
Impact of the deferred revenue fair value adjustment	13,077	3,489	6,006
Adjusted revenue	$962,871	$931,923	$914,980

The table below reconciles net (loss) income to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(34,658)	$92,528	$51,172
Provision for income taxes	18,003	25,004	40,678
Interest expense, net	28,922	20,179	18,046
Debt modification costs	1,656	4,775	—
Gain on cost method investment	—	—	(6,585)
Net non-operating foreign currency (gain) loss	(6,890)	(5,649)	(8,642)
Loss on other investments, net	797	—	—
Equity method investment loss	640	1,437	—
Depreciation and amortization	102,176	74,027	68,286
Business transformation costs	24,035	—	—
Impact of the deferred revenue fair value adjustment	13,077	3,489	6,006
Acquisition related costs	7,694	3,027	2,964
CEO non-competition obligation	3,000	—	—
Restructuring costs	1,084	6,361	1,830
Impairment loss	69,441	—	39,700
Share-based compensation	19,823	17,866	15,632
Adjusted EBITDA	$248,800	$243,044	$229,087

The following is a reconciliation of segment assets to total assets (in thousands):

	December 31,
	2016	2015
Cash and cash equivalents
CEB segment	$67,154	$92,493
CEB Talent Assessment segment	67,775	20,836
Total cash and cash equivalents	$134,929	$113,329
Accounts receivable, net
CEB segment	$223,812	$220,678
CEB Talent Assessment segment	60,230	64,370
Total accounts receivable, net	$284,042	$285,048
Goodwill
CEB segment	$293,136	$129,386
CEB Talent Assessment segment	271,900	329,023
Total goodwill	$565,036	$458,409
Intangible assets, net
CEB segment	$74,937	$47,051
CEB Talent Assessment segment	109,247	183,629
Total intangible assets, net	$184,184	$230,680
Property and equipment, net
CEB segment	$81,753	$86,661
CEB Talent Assessment segment	13,464	15,676
Total property and equipment, net	$95,217	$102,337
Total assets
CEB segment	$888,892	$722,806
CEB Talent Assessment segment	523,700	615,746
Total assets	$1,412,592	$1,338,552

The Company has revenue and long-lived assets, consisting of property and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, in the following geographic areas (in thousands):

	United States	Europe	Other Countries	Total
2016
Revenue	$611,536	$180,522	$157,736	$949,794
Long-lived assets	380,661	440,777	22,999	844,437

2015
Revenue	$579,685	$184,129	$164,620	$928,434
Long-lived assets	195,623	546,565	49,238	791,426

2014
Revenue	$559,030	$187,274	$162,670	$908,974
Long-lived assets	210,367	594,316	9,431	814,114

Note 21. Quarterly Financial Data (unaudited)

Unaudited summarized quarterly financial data was as follows (in thousands, except per share amounts):

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$223,198	$242,603	$229,844	$254,149
Total costs and expenses	207,073	228,025	212,282	295,578
Operating profit (loss)	16,125	14,578	17,562	(41,429)
Income (loss) before provision for income taxes	9,056	10,692	10,310	(46,713)
Net income (loss)	4,543	7,746	7,508	(54,455)

Basic earnings (loss) per share	0.14	0.24	0.23	(1.69)
Diluted earnings (loss) per share	0.14	0.24	0.23	(1.69)

In the fourth quarter 2016, the Company recorded an impairment loss of $69.4 million related to the Evanta reporting unit, including $67.9 million related to goodwill and $1.5 million related to intangible assets.

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

Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired CXO Acquisition Co. and Sports Leadership Acquisition Co. entities (collectively referred to as “Evanta”), which are included in our 2016 consolidated financial statements since the acquisition date of April 29, 2016.

See Report of Management’s Assessment of Internal Control Over Financial Reporting and the report issued by Ernst & Young LLP, our independent registered public accounting firm, on effectiveness of our internal controls over financial reporting in Item 8.

Item 9B.	Other Information.

On February 24, 2017, we entered into letter agreements with certain of our executive officers, Melody L. Jones and Richard S. Lindahl, regarding the treatment of such executive officers’ Company restricted stock units that will be converted into restricted stock units in respect of Gartner common stock in connection with the consummation of the Merger. As agreed with Gartner during the negotiation of the Merger, these agreements provide that, in addition to any accelerated vesting provisions already applicable to these restricted stock units, the restricted stock units will accelerate and vest (i) as to 100% of the award, for awards that were granted prior to January 1, 2017, upon the executive officer’s voluntary resignation during the one-year period following the effective time of the Merger and (ii) as to 25% of the award for awards that were granted in 2017, upon the executive officer’s voluntary resignation more than 90 days after the consummation of the Merger but prior to the one-year anniversary of the Merger.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following information will be included in the Company’s Proxy Statement related to its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2016 (“Proxy Statement”), unless this Annual Report on Form 10-K is amended to provide such information, and incorporated herein by reference or will be added by an amendment to this report on Form 10-K/A:

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

The following information will be included in the Proxy Statement, and incorporated herein by reference or will be added by an amendment to this report on Form 10-K/A within 120 days of December 31, 2016:

•	information regarding the Company’s compensation of its named executive officers;
•	information regarding the Company’s compensation of its directors; and
•	the report of the Company’s Compensation Committee.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information will be included in the Proxy Statement, and is incorporated herein by reference or will be added by an amendment to this report on Form 10-K/A within 120 days of December 31, 2016:

•	information regarding security ownership of certain beneficial owners, directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans at December 31, 2016.

	(A)	(B)	(C)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available or Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by stockholders (1)	875,297	$—	4,485,386
Equity compensation plans not approved by stockholders	—	—	—
Total	875,297	$—	4,485,386

(1)

Number of securities includes 819,764 restricted stock units (“RSU”) and 55,533 performance share awards (“PSA”). Each RSU and PSA grant counts 2.5 to 1 and each SAR grant counts 1 to 1 against the shares available for issuance under the 2012 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following information is included in the Proxy Statement, unless this Annual Report on Form 10-K is amended to provide such information, and incorporated herein by reference:

•	information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company; and
•	information regarding related party transactions.
Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the heading “Independent Registered Public Accounting Firm Fees and Services” of our Proxy Statement, unless this Annual Report on Form 10-K is amended to provide such information.

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

2.2

Agreement and Plan of Merger by and among Gartner, Inc., Cobra Acquisition Corp. and CEB Inc., dated as of January 5, 2017 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2017.)

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

Exhibit No.	Description of Exhibit
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

Exhibit No.	Description of Exhibit
10.24

Amendment No. 2 to the Credit Agreement, dated as of August 1, 2012, by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.)

10.25	CEB Inc. 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2012.)*

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

10.29

Standard Terms and Conditions for Performance-Based Restricted Stock Units under the 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.)*

10.30

Amended and Restated Severance Program – Corporate Leadership Team, adopted July 1, 2014. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.)*

10.31+

Amendment No. 4, dated June 9, 2015 to the Credit Agreement by and among CEB Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.)

10.32

Revised Standard Terms and Conditions for Non-Qualified Stock Options, Stock Appreciation Rights & Restricted Stock Units under the 2012 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2015)*

10.33

Letter Agreement between CEB and Melody L. Jones, dated September 30, 2016. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016.)

10.34

Letter Agreement between CEB and Richard S. Lindahl, dated September 30, 2016. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2016.)

10.35	Letter Agreement, dated February 24, 2017, between CEB Inc. and Melody L. Jones †

10.36	Letter Agreement, dated February 24, 2017, between CEB Inc. and Richard S. Lindahl †

21.1	List of the Subsidiaries of CEB Inc. †

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. †

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

Exhibit No.	Description of Exhibit
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
+	On July 2, 2015, the Company entered into a technical amendment to restore language that was unintentionally deleted in the accordion section of the Amended Credit Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

CEB Inc.

We have audited the consolidated financial statements of CEB Inc. as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated February 28, 2017 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

February 28, 2017

CEB Inc.

Schedule II-Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Year	Balance Assumed with Acquisitions	Additions Charged to Revenue	(Deductions)/ Additions Charged to Provision for Income Taxes	Deductions from Reserve	Balance at End of Year
Year ended December 31, 2016
Allowance for uncollectible revenue	$2,737	$—	$8,797	$—	$10,149	$1,385
Valuation allowance on deferred tax assets	6,510	2,083	—	(48)	1,972	6,573
Year ended December 31, 2015
Allowance for uncollectible revenue	2,213	—	6,735	—	6,211	2,737
Valuation allowance on deferred tax assets	10,136	—	—	(1,718)	1,908	6,510
Year ended December 31, 2014
Allowance for uncollectible revenue	2,096	—	6,459	—	6,342	2,213
Valuation allowance on deferred tax assets	11,463	—	—	(1,327)	—	10,136

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of February 28, 2017.

CEB Inc.

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas L. Monahan III	Chairman of the Board of Directors and Chief Executive Officer
Thomas L. Monahan III	(Principal Executive Officer)

/s/ Richard S. Lindahl	Chief Financial Officer
Richard S. Lindahl	(Principal Financial Officer)

/s/ J. Barron Anschutz	Chief Accounting Officer
J. Barron Anschutz	(Principal Accounting Officer)

/s/ Gregor S. Bailar	Director
Gregor S. Bailar

/s/ Stephen M. Carter	Director
Stephen M. Carter

/s/ Gordon J. Coburn	Director
Gordon J. Coburn

/s/ Kathleen A. Corbet	Director
Kathleen A. Corbet

/s/ L. Kevin Cox	Director
L. Kevin Cox

/s/ Daniel O. Leemon	Director
Daniel O. Leemon

/s/ Stacey S. Rauch	Director
Stacey S. Rauch

/s/ Jeffrey R. Tarr	Director
Jeffrey R. Tarr