Form 10-K/A
period 2016-12-31
CEB Inc.
filed 2017-04-04
CIK 1066104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends CEB Inc.’s (“Company” or “CEB”) Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (“Original Report”). This Amendment is being filed to amend and refile Part III to include information required by Items 10 through 14. Accordingly, references to the Proxy Statement related to CEB’s 2017 Annual Stockholders’ Meeting have been deleted.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Original Report. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Report, we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Report. The filing of this Amendment on Form 10-K/A is not representation that any statements contained in items of the Original Report other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Report.

CEB Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical descriptions set fort certain information with respect to our directors and our executive officers who are not directors at February 28, 2017.

Name	Age	Position	Position Held Since
Thomas L. Monahan III	50	Chairman and Chief Executive Officer	2001
Gregor S. Bailar	53	Director	2007
Stephen M. Carter	63	Director	2007
Gordon J. Coburn	53	Director	2007
Kathleen A. Corbet	57	Director	2016
L. Kevin Cox	53	Director	2010
Daniel O. Leemon	63	Director	2003
Stacey S. Rauch	58	Director	2014
Jeffrey R. Tarr	54	Director	2010
Melody L. Jones	57	Chief Administrative Officer	2005
Richard S. Lindahl	53	Chief Financial Officer	2009
Haniel J. Lynn	47	Group President	2014
Warren S. Thune	49	Group President	2014

Thomas L. Monahan III has been chairman of the Board since 2008, chief executive officer (“CEO”) since 2005, a director since 2001, and a member of the Company’s leadership team since 1999. On August 30, 2016, Mr. Monahan announced that he intends to step down from his positions as Chairman and Chief Executive Officer of CEB, and, as part of the Company’s succession planning process, Mr. Monahan and CEB entered into a Transition Agreement to provide for a smooth transition of his responsibilities. The Transition Agreement provides that Mr. Monahan will remain an employee of CEB through June 30, 2017, or such later date as he and CEB may mutually agree.

From 2001 until 2005, Mr. Monahan served as the Company’s general manager, Corporate Practice; from 1998 until 2001, Mr. Monahan served as executive director, Research; and from 1996 until 1997, Mr. Monahan served in similar capacities with The Advisory Board Company, from which the Company spun-off in 1998. Prior to 1996, Mr. Monahan served as a senior consultant for the Deloitte & Touche Consulting Group, a director at the Committee for Economic Development, and a staff consultant at Andersen Consulting. Mr. Monahan also serves as a director of Convergys Corporation, a global relationship management company, where he serves as a member of both the governance and nominating committee and the compensation and benefits committee. Mr. Monahan received a B.A. from Harvard University and an M.B.A. from New York University.

Gregor S. Bailar has been a director since 2007. Since 2007, Mr. Bailar has been an independent investor, advisor, and philanthropist. From 2001 until 2007, Mr. Bailar was the chief information officer of Capital One Financial Corporation (“Capital One”), a global financial services company, where he was responsible for that company’s technology activities. Prior to joining Capital One, Mr. Bailar served as chief information officer and executive vice president for Operations and Technology for the National Association of Securities Dealers/The NASDAQ Stock Market, from 1998 until 2001. Mr. Bailar served as a director for Endurance Specialty Holdings, Inc. and as a director and member of the audit committee of Digitas, Inc., until its acquisition by Publicis Groupe in 2007. Mr. Bailar received a degree in electrical engineering and computer science from Dartmouth College.

Stephen M. Carter has been a director since 2007. Mr. Carter was the CEO and a director of Superior Essex Inc., a global wire and cable manufacturer, from 2003 until 2013, and president from 2004 until his retirement in 2013. From 1998 until 2000, Mr. Carter was president and CEO of SBC Wireless, and upon its formation, in 2000 until the end of 2002, president and CEO of Cingular Wireless, a provider of network wireless services. Previously, Mr. Carter served in various positions with SBC Communications (now AT&T Inc.) and its predecessor company, Southwestern Bell, including president of SBC Strategic and Special Markets, and president and CEO of Southwestern Bell Telecom. Mr. Carter, who received a Master’s degree from the City University, London, is qualified as a Fellow of the Chartered Institute of Management Accountants.

Gordon J. Coburn has been a director since 2007. Mr. Coburn was the president of Cognizant Technology Solutions Corporation (“Cognizant”), a global provider of information technology and business process outsourcing services, until September 2016. Prior to that role, Mr. Coburn was chief operating officer of Cognizant from 2007 until February 2012, and chief financial officer and treasurer from 1998 until February 2012. In addition, he was vice president of Cognizant from 1996 until 1998. From 1990 until 1996, Mr. Coburn held key financial positions with The Dun & Bradstreet Corporation. Mr. Coburn, who served on the board and audit committee of ICT Group, Inc. until 2010, received a B.A. from Wesleyan University and an M.B.A. from the Amos Tuck School at Dartmouth College.

Kathleen A. Corbet became a director in 2016. Ms. Corbet is principal of Cross Ridge Capital, LLC, a firm she founded in 2008, which specializes in private investing and strategic consulting in the financial services industry. From 2004 until 2007, Ms. Corbet served as president of Standard & Poor’s, a provider of financial market intelligence. From 1993 until 2004, Ms. Corbet held several executive positions with Alliance Bernstein LP, an investment management and research firm, including as executive vice president and chief executive officer of the Alliance Fixed Income Division. Ms. Corbet is also a director of TCP Capital Corp., a leading alternative investment management firm, where she sits on the audit, governance and compensation, and joint transactions committees. Ms. Corbet also is a director of the MassMutual Financial Group, a mutual life insurance company, where she is lead director and sits on the audit, executive, and investment committees. Ms. Corbet has earned NACD Fellowship in both Governance and Board Leadership from the National Association of Corporate Directors. Ms. Corbet received a B.S. from Boston College and an M.B.A. from New York University’s Stern School of Business.

L. Kevin Cox has been a director since 2010. Mr. Cox is the chief human resources officer at American Express Company (“American Express”), a global provider of payment solutions and travel-related services for consumers and businesses, a position he has held since 2005. Mr. Cox has been a member of the American Express Business Operating Committee since 2005. Prior to joining American Express, Mr. Cox spent 16 years at PepsiCo and Pepsi Bottling Group, where he held positions leading strategy, business development, technology, and human resources. Mr. Cox served as a director of the Kraft Heinz Company, where he was a member of the audit and compensation committees (and formerly served as a director of the Kraft Foods Group from 2012-2015, where he was a member of the compensation and nominating and corporate governance committees) until that company's 2016 annual meeting. Mr. Cox has previously served on the boards of Virgin Mobile USA and The Chefs Warehouse. Mr. Cox holds a Master of Labor and Industrial Relations from Michigan State University and a B.A. from Marshall University

Daniel O. Leemon has been a director since 2003 and lead director since July 1, 2011. From 1995 until his retirement in 2004, Mr. Leemon was executive vice president and chief strategy officer of the Charles Schwab Corporation (“Schwab”), a financial services provider, as well as a member of that company’s executive committee. Prior to Schwab, Mr. Leemon held numerous executive positions with The Boston Consulting Group, an independent consulting firm; and senior management positions with several consumer goods and retail companies. Mr. Leemon served as a trustee of the Russell Investments Exchange Traded Funds from 2011 until 2012. Mr. Leemon received a B.S. from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

Stacey S. Rauch has been a director since 2014. Ms. Rauch is a director emeritus of McKinsey & Company (“McKinsey”) from which she retired in September 2010. Ms. Rauch was a leader in McKinsey’s Retail and Consumer Goods Practices, served as the head of the North American Retail and Apparel Practice, and acted as the Global Retail Practice Convener. A 24-year veteran of McKinsey, Ms. Rauch led engagements for a wide range of retailers, apparel wholesalers, and consumer goods manufacturers. Ms. Rauch was a co-founder of McKinsey’s New Jersey office, and was the first woman at McKinsey appointed as an industry practice leader. Ms. Rauch is also a director of Land Securities Group PLC, the UK’s largest commercial property company, where she sits on its audit committee; and The Fiesta Restaurant Group, Inc., owner and operator of quick-casual restaurants, where she became chair of the Board on February 28, 2017, chairs the compensation committee, and sits on the nominating and corporate governance committee. Previously, Ms. Rauch served on the board of Tops Holding Corporation, the parent company of Tops Markets LLC, a US grocery retailer. She also served on the board of ANN, Inc., a women’s specialty apparel retailer, and as a member of its nomination and corporate governance committee, from 2011 through the sale of the company in August 2015. Prior to joining McKinsey, Ms. Rauch spent five years in product management for the General Foods Corporation. Ms. Rauch received a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania.

Jeffrey R. Tarr has been a director since 2010. Mr. Tarr is CEO, president, and a director of DigitalGlobe, Inc. (“DigitalGlobe”), a leading global provider of commercial high-resolution earth imagery and advanced geospatial solutions, positions he has held since 2011. Through 2010, Mr. Tarr served as president and COO of IHS Inc. (“IHS”), now IHS Markit, a leading global source of information and insight in energy, economics, geopolitical risk, sustainability, and supply chain management. Prior to being named president and COO of IHS in 2008, Mr. Tarr was co-president and co-COO (2007 until 2008), and president and COO of one of the company’s two operating divisions (2004 until 2007). From 2001 until 2003, Mr. Tarr was CEO of Hoover’s, Inc. (“Hoover’s”), also serving as chairman from 2002, and in 2003, he oversaw the sale of Hoover’s to The Dun & Bradstreet Corporation (“D&B”). He remained president of Hoover’s through 2004. Mr. Tarr is a graduate of Princeton University and holds an M.B.A. from the Stanford Graduate School of Business. Mr. Tarr serves on the Management Board of the Stanford Graduate School of Business, the board of directors of the U.S. National Geospatial Intelligence Foundation and is a member of the Council on Foreign Relations.

Melody L. Jones has been our chief administrative officer (“CAO”) since 2012. She joined CEB in December 2005 and served as the Chief Human Resources Officer until February 2012. In her current role, Ms. Jones has global responsibility for human resources, information technology, legal and compliance, communications, philanthropy, and the member meetings department. She managed the Professional Services practice from 2010 until 2012, and the Company’s product development functions from 2013 until 2015. In light of the announced departure of Mr. Monahan, on October 6, 2016, CEB entered into a letter agreement with Ms. Jones to remain employed with CEB for a transition period through the latter of December 31, 2017, or the end of the second calendar quarter following a new CEO’s commencement of employment. Prior to assuming her current position, from 2002 until December 2005,

Ms. Jones served as global head of human resources officer at T. Rowe Price, a global insurance and brokerage and consulting company. From 1998 until 2002, Ms. Jones served as the chief human resources officer at Aon Corporation, a global insurance brokerage and consulting company. She joined Aon Corporation in 1994 as head of the Midwestern regional office of Aon Consulting. In 1996, Ms. Jones assumed responsibility for human resources strategy and technology consulting practice and managed this global practice until assuming her role as chief human resources officer for Aon Corporation. Ms. Jones also served as a senior consultant with Organizational Dynamics, Inc., and held several leadership positions during her six-year tenure with Citicorp Mortgage. Ms. Jones serves on the board of directors of Virtus Investment Partners, Inc., where she is the chair of the compensation committee and serves on the audit committee. Ms. Jones holds a B.A. and M.F.A. from Southern Illinois University and has completed post-graduate work in Organizational Psychology at the University of Missouri.

Richard S. Lindahl has been our chief financial officer (“CFO”) since May 2009. On October 6, 2016, CEB entered into a letter agreement with Mr. Lindahl, following the announcement of Mr. Monahan’s departure, to remain employed with the Company for a transition period through the later of December 31, 2017, or the end of the second calendar quarter following a new CEO’s commencement of employment. Mr. Lindahl, who serves as a member of our executive leadership team, has more than two decades of financial leadership experience. Mr. Lindahl is responsible for managing the Company’s finance strategy and operations, tax, and investor relations initiatives. Mr. Lindahl also oversees the corporate real estate, facilities, and procurement functions, and chairs our investments and acquisitions committee. From 2006 until 2008, Mr. Lindahl served as senior vice president and treasurer, and from 2005 to 2006, he served as vice president and treasurer of Sprint Nextel Corporation. From 1997 until 2005, Mr. Lindahl served in various positions, including as treasurer and in financial planning and analysis roles, at Nextel Communications, Inc. Prior to joining Nextel Communications, from 1995 until 1997, Mr. Lindahl held the position of vice president, Finance at Pocket Communications, Inc. Before 1995, Mr. Lindahl held various positions at MCI Communications, Deloitte & Touche, and Casher Associates. Mr. Lindahl holds a B.A. in computer science from Dartmouth College and an M.B.A. from the University of Virginia.

Haniel J. Lynn has been a group president since 2014 and a member of our executive leadership team since 2005. Mr. Lynn has global responsibility for our best practices and decision support business. From 2005 until 2014, Mr. Lynn led the Sales, Marketing, and Communications and Financial Services practices and the Digital Products and Innovation team. Mr. Lynn joined the Company in 2001 as a managing director in the new product development group, and he later added responsibility for leading our solutions business. Prior to joining CEB, Mr. Lynn was vice president of business development and strategy at LYTE, Inc., where he developed the business and operating model, led partnership development activities, and raised capital to support the growth of the early-stage company. Prior to LYTE, Mr. Lynn was a consultant with McKinsey & Company, providing counsel on marketing, strategy, operations, and organization design issues. Early in his career, Mr. Lynn worked with GE Information Services in software applications development, product marketing and management, and technical client support. In March 2017, Mr. Lynn joined the board of directors of Rise Companies Corp., an online investing platform focused on revolutionizing access to real estate investments through the use of technology and new regulations. Mr. Lynn holds a B.S.E. from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania.

Warren S. Thune has been a group president since 2014 and a member of our executive leadership team since 2009. Mr. Thune has global responsibility for our Talent Management products and services. Between 2004 and 2014, Mr. Thune oversaw many of our best practices and decision support programs, including human resources, information technology, sales & service, strategy, research and development, operations, and government. Mr. Thune joined the Company in 2004 as the leader of our customer contact and corporate communications programs. Before joining CEB, Mr. Thune spent over 10 years with Oliver Wyman (then known as Mercer Management Consulting), where he developed customer-focused corporate strategies across numerous industries. Mr. Thune is a director of Journey Sales, a provider that enables collaboration and digital selling throughout the customer lifecycle. Mr. Thune holds a B.A. from the University of Pennsylvania and an M.B.A. from the University of Chicago.

Information About the Board of Directors and Committees

Independence of Directors

The Board is comprised of nine members, eight of whom are independent directors. Mr. Monahan is not an independent director in light of his employment as CEO of the Company.

The Board, upon recommendation of the Nominating and Corporate Governance Committee, unanimously determined that each of our eight non-employee directors is “independent,” as such term is defined in the NYSE Listed Company Manual (“Listed Company Manual”).

The definition of “independent director” included in the Listed Company Manual includes a series of objective tests, such as that the director is not an employee of the Company, has not engaged in various types of specified business dealings with the Company, and does not have an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company’s Corporate Governance Principles, the Board’s determination of independence is made in accordance with the Listed Company Manual, as the Board has not adopted supplemental independence standards. As required by the Listed Company Manual, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with the Company), even if the director otherwise satisfies the objective independence tests included in the definition of an “independent director” included in the Listed Company Manual.

In determining that each individual who served as a member of the Board in 2016 (excluding Mr. Monahan) is or was independent, the Board considered that, in the ordinary course of business, transactions may occur between the Company and entities with which some of our directors are affiliated. The Board unanimously determined that the relationships discussed below, all of which were ordinary course business relationships, were not material. No unusual discounts or terms were extended to any of these companies.

As part of its review, the Board considered that Mr. Coburn, Mr. Cox, and Mr. Tarr are executive officers of organizations that have memberships with the Company, but each of those organizations paid the Company significantly less in each of the last three fiscal years than the greater of $1 million or 2% of such other organization’s consolidated gross revenue. Neither Mr. Coburn, Mr. Cox, nor Mr. Tarr had a direct or indirect material interest in these transactions with the Company, and no unusual terms or discounts were extended. The Board considered that Mr. Coburn was an executive officer of Cognizant, which is one of the Company’s members. In 2016, 2015, and 2014, sales to Cognizant amounted to significantly less than the greater of $1 million or 2% of such other organization’s consolidated gross revenue. The Board considered that Mr. Cox is an executive officer of American Express, which is one of the Company’s members. In 2016, 2015, and 2014, sales to American Express amounted to significantly less than the greater of $1 million or 2% of such other organization’s consolidated gross revenue. Lastly, the Board considered that Mr. Tarr is an executive officer and director of DigitalGlobe. In 2016, 2015, and 2014, sales to DigitalGlobe amounted to significantly less than the greater of $1 million or 2% of each such other organization’s consolidated gross revenue.

The Board also determined that the relationships between organizations for which Mr. Bailar, Mr. Carter, Ms. Corbet, Mr. Leemon, and Ms. Rauch serve or have served as directors, and the Company, were not prohibited by any of the objective independence standards included in the Listed Company Manual. The relationships do not constitute material relationships with the Company for these purposes, and no unusual terms or discounts were extended. The fees received from each of these companies represented significantly less than the greater of $1 million or 2% of such other organizations’ consolidated gross revenue. Neither Mr. Bailar, Mr. Carter, nor Mr. Leemon has served as a director of a company that is a member of the Company during the past three years. Ms. Corbet is a director of MassMutual Financial Group, which, along with several of its affiliates, is a member of the Company. In 2016, 2015, and 2014, sales to MassMutual Financial Group and its affiliates amounted to significantly less than the greater of $1 million or 2% of such other organization’s consolidated gross revenue. Ms. Rauch served as director of ANN, Inc. ANN, Inc. is a member of the Company. In 2016, 2015, and 2014, sales to ANN, Inc. amounted to significantly less than the greater of $1 million or 2% of such other organization’s consolidated gross revenue.

Compensation Committee Interlocks and Insider Participation

In 2016, the Compensation Committee consisted of Mr. Carter, Mr. Cox, and Mr. Leemon. None of these directors has served as one of our officers or employees at any time. In 2016, none of our executive officers served as a member of the board of directors or compensation committee of any other company that had an executive officer serving as a member of our Board or Compensation Committee.

Leadership Structure

The Board believes that the Company’s stockholders are best served if the Board retains the flexibility to adapt its leadership structure to applicable facts and circumstances, which necessarily change over time. Accordingly, the Company’s Corporate Governance Principles provide that the Board may combine or separate the roles of the CEO and chairman, as it deems advisable and in the best interests of the Company and its stockholders.

The independent directors have concluded that the most effective leadership structure for the Company at the present time is for Mr. Monahan to serve as both our CEO and chairman until his departure in June 2017. The Board made this determination in light of Mr. Monahan’s long service to, and varied experiences within the Company, which allow him to bring to the Board a broad and uniquely well-informed perspective on the Company’s business, as well as substantial insight into the trends and opportunities that can affect the Company’s future. In adopting the structure, the Board also concluded that the strong independent membership of the Board and its standing committees ensures robust and effective communication between the directors and members of management, and that the overall leadership structure is effective in providing the Board with a well-informed and current view of the Company’s business that enhances its ability to address strategic considerations, as well as focus on the opportunities and risks that are of greatest importance to the Company and its stockholders. The Board believes this structure has served the Company well during the past ten years.

Under our Corporate Governance Principles, the Board has the flexibility to modify or continue the leadership structure, as it deems appropriate. Since 2010, the Board has operated with a lead director, who must be an independent member of the Board. The independent directors believe that having a lead director enhances the Board’s independent oversight of management by further providing for strong independent leadership; independent discussion among directors; and independent evaluation of, and communication with, senior management of the Company. Mr. Leemon has served as lead director since July 1, 2011, when he was unanimously elected by the independent directors based on his tenure on the Company’s Board and committees, and his knowledge of governance practices, strategic considerations, and the Company’s business interests.

Specific duties of the lead director include:

•	presiding at meetings of the independent directors;
•	serving as a liaison between the chairman and the independent directors;
•	consulting on meeting agendas;
•	working with management to assure that meeting materials are fulfilling the needs of directors;
•	consulting on the meeting calendar and schedules to assure there is sufficient time to discuss all agenda items;
•	calling meetings of the independent directors, including at the request of such directors;
•	presiding at the Board meetings when the chairman is not present;
•	working with the independent directors to respond to stockholder inquiries involving the Board; and
•	performing such other duties as the Board may from time to time delegate.

Director Attendance at the Board, Committee, and Other Meetings

Directors are expected to attend the Board meetings and meetings of the committees on which they serve, with the understanding that on occasion a director may be unable to attend a meeting. The Board does not have a policy on director attendance at the Company’s annual meeting.

The non-management directors (who also constitute all of the independent directors) meet in regularly scheduled executive sessions in connection with each regularly scheduled meeting of the Board and at such other times as the non-management directors deem appropriate. In 2016, these sessions were led by the lead director.

In 2016, the Board held eighteen meetings, the non-management directors held seventeen executive sessions, the Audit Committee held six meetings, the Compensation Committee held six meetings, and the Nominating and Corporate Governance Committee held five meetings. Each director attended 75% or more of the meetings of the Board and of the committees on which he or she served that were held during his or her term of office. Each of the non-management (and independent) directors attended 75% or more of the executive sessions that were held during his or her term of office.

Committees of the Board

The Board has three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Listed Company Manual. Each of the committees operates pursuant to its charter. The committee charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee proposes revisions to the charters. The responsibilities of each committee are described in more detail below. The charters for the three committees are available on the Company’s website at www.cebglobal.com by following the link to “Investors” and then to “Corporate Governance.”

Audit Committee

The Audit Committee, among other things, is responsible for:

•	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
•	reviewing the internal audit function, including its independence, plans, and budget;
•	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
•	reviewing our internal controls with the independent auditor, the internal auditor, and management;
•	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;
•	overseeing our financial compliance system; and
•	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under the SEC’s rules and the Listed Company Manual. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Mr. Carter, Mr. Coburn, and Ms. Corbet meet the qualifications of an Audit Committee financial expert. In 2016, the Audit Committee consisted of Mr. Bailar, Mr. Carter, Mr. Coburn, Ms. Corbet, Ms. Rauch, and Mr. Tarr. Mr. Bailar served as chair in 2016.

Compensation Committee

The Compensation Committee, among other things, is responsible for:

•	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;
•	overseeing and administering the Company’s executive compensation plans, including equity-based awards;
•	negotiating and overseeing employment agreements with officers and directors; and
•	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

For additional information regarding the Compensation Committee’s procedures for setting compensation of our executive officers, see Compensation Discussion and Analysis. In 2016, the Compensation Committee consisted of Mr. Carter, Mr. Cox, and Mr. Leemon. Mr. Carter served as chair in 2016. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under SEC rules and the Listed Company Manual.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

•	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;
•	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees, and the Board as a whole;
•	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board and each committee;
•	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
•	reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Principles and Committee Charters;
•	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
•	overseeing the Company’s compliance program, including the Code of Conduct; and
•

overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

In 2016, the Nominating and Corporate Governance Committee consisted of Mr. Coburn, Mr. Cox, and Mr. Leemon. Mr. Coburn served as chair in 2016.

Ad Hoc Committees

During 2016, the Board established two ad hoc committees: the CEO Succession Committee, which was formed to assist the Board with the CEO succession process and to manage the search for Mr. Monahan’s successor, and the Strategy Committee, which was formed to assist the Board with the consideration of the merger with Gartner. The members of the CEO Succession Committee are Mr. Carter, Mr. Cox, and Mr. Leemon, with Mr. Leemon serving as chair, and the members of the Strategy Committee are Mr. Coburn, Mr. Leemon, and Ms. Rauch, with Mr. Leemon serving as chair. The CEO Succession Committee met eleven times and the Strategy Committee met twelve times.

Consideration of Director Nominees

As specified in our Corporate Governance Principles, we seek directors with the highest standards of ethics and integrity, sound business judgment, and the willingness to make a strong commitment to the Company and its success. The Nominating and Corporate Governance Committee works with the Board on an annual basis to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience for the full Board and each committee, taking into account both existing directors and all nominees for election as directors, as well as any diversity considerations and the membership criteria reflected in the Corporate Governance Principles. The Nominating and Corporate Governance Committee and the Board, which do not have a formal diversity policy, consider diversity in a broad sense when evaluating the Board composition and nominations; and they seek to include directors with a diversity of experience, professions, viewpoints, skills, and backgrounds that will enable them to make significant contributions to the Board and the Company, both as individuals and as part of a group of directors. The Board evaluates each individual in the context of the full Board, with the objective of recommending a group that can best contribute to the success of the business and represent stockholder interests through the exercise of sound judgment. In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers the director’s attendance at meetings and participation in and contributions to the activities of the Board and its committees.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders, and its process for considering such recommendations is no different than its process for screening and evaluating candidates suggested by directors, management of the Company, or third parties. The Company’s bylaws require that any such recommendation must be submitted in writing to the corporate secretary of the Company not less than 45 days nor more than 100 days prior to the first anniversary of the preceding year’s annual meeting, except that if the date of the annual meeting is advanced by more than 30 days or delayed (other than as a result of adjournment) by more than 60 days from the anniversary of the previous year’s annual meeting, then to be timely, a stockholder’s recommendation must be delivered to the corporate secretary not later than the close of business on the tenth day following the day on which a public announcement with respect to the date of such meeting is first made by the Company. If mailed, such notice shall be deemed to have been given when received by the corporate secretary. A stockholder’s recommendation of a nominee for election as a director also must include the information specified in our bylaws.

Corporate Governance

We are committed to maintaining strong corporate governance practices that benefit the long-term interests of our stockholders by providing for effective oversight and management of the Company. Our governance policies, including our Corporate Governance Principles, Code of Conduct, and Committee Charters can be found on our website at www.cebglobal.com by following the link to “Investors” and then to “Corporate Governance.”

The Nominating and Corporate Governance Committee regularly reviews our Corporate Governance Principles, Code of Conduct, and Committee Charters to ensure that they take into account developments at the Company, changes in regulations and listing requirements, and the continuing evolution of best practices in the area of corporate governance.

The Board conducts an annual self-evaluation in order to assess whether the directors, the committees, and the Board are functioning effectively.

Code of Conduct

Our Code of Conduct (“Code”), which was restated as of February 5, 2016, applies to all officers, directors, and employees of the Company, including our CEO and Chairman, our CFO, our chief accounting officer, and our corporate controller. We require that they avoid conflicts of interest, comply with applicable laws, protect Company assets, and conduct business in an ethical and responsible manner and in accordance with the Code. The Code prohibits employees from taking unfair advantage of our business partners, competitors, and employees through manipulation, concealment, misuse of confidential or privileged information, misrepresentation of material facts, or any other practice of unfair dealing or improper use of information. The Code requires employees to comply with all applicable laws, rules, and regulations wherever in the world we conduct business. This includes applicable laws on privacy and data protection, anti-corruption and anti-bribery, and trade sanctions. Our Code is publicly available and can be found on our website at www.cebglobal.com by following the link to “Investors” and then to “Corporate Governance.”

If we make substantive amendments to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code to our CEO and chairman, CFO, chief accounting officer, corporate controller, and any of our other officers, financial professionals, and persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report filed with the SEC on Form 8-K.

Communications with Directors

The Board recognizes the importance of providing interested parties with a means to communicate with both individual directors and with the Board generally. Interested parties may communicate with the members of the Board individually, with the lead director or all independent directors, or with the Board as a group by writing to CEB Inc., Attn: Corporate Secretary, 1919 North Lynn Street, Arlington, VA 22209. Interested parties are requested to mark the envelope “BOARD COMMUNICATION” and indicate the director(s) or group of directors for which the communication is intended. The corporate secretary promptly forwards such communications that she determines to be significant to the directors, and keeps a record of all such communications that she deems not to be significant and reports such communications to the Board on a periodic basis, but not less frequently than quarterly. Any communication specifically directed to the lead director shall be promptly forwarded by the corporate secretary to the lead director.

Communications with Audit Committee

The Audit Committee has established procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, or auditing matters. A communication or complaint to the Audit Committee regarding such matters may be submitted by writing to CEB Inc., Attn: Corporate Secretary, 1919 North Lynn Street, Arlington, VA 22209. Please mark the outside of the envelope “AUDIT COMMITTEE COMMUNICATION.”

In addition, interested persons can alert the Audit Committee to conduct that raises concerns about financial or audit matters by leaving a voicemail on the Company’s Global Ethics Hotline (“Hotline”) at 1-844-703-1797. The Company’s chief compliance officer is responsible for bringing Hotline contacts to the prompt attention of the Audit Committee. The Company’s internal auditor conducts a quarterly assessment of the proper functioning of the Hotline, which also includes online access for the Company’s employees, and the Audit Committee regularly reviews the Hotline and other mechanisms for raising complaints within the Company.

Risk Oversight

Company management is responsible for the day-to-day management of risk to the Company and its business. The Company has a risk committee, which includes those members of the Company’s senior management, including the Company’s internal auditor that supervises day-to-day risk management efforts at the Company. The risk committee has responsibility for identifying all potential material risks, as well as implementing appropriate and reasonable risk mitigation efforts. This includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, and compliance levels. The risk committee reports periodically (and not less than quarterly) to the Board or to committees of the Board, and members of the risk committee also meet with the Board committees when requested.

The Board oversees the Company’s overall risk management process. The Board and its committees receive input and periodic reports from the risk committee and from other members of management, as well as from outside advisors to the Company and to the committees, as appropriate, all as part of the risk oversight process. The Board considers risks broadly, including those related to the Company’s operations, strategy and mergers and acquisitions, finance, human resources activities (including the Company’s compensation programs), legal and compliance matters, and information technology activities, and any other activities that in the judgment of the Board or its committees may create a material risk to the Company.

The Board considers the adequacy and effectiveness of the Company’s general risk management strategy, the most significant risks facing the Company, and whether the Company is implementing appropriate risk mitigation strategies. The Board also considers risk concerns in connection with its oversight and approval of matters that regularly come before the Board, such as acquisitions.

The Board has delegated to each of its standing committees the responsibility for overseeing specific areas of potential risk, as described below and set forth in the Corporate Governance Principles and the Committee Charters. Each committee is responsible for reporting promptly to the Board any risk that it concludes is reasonably likely to be material to the Company:

•

The Audit Committee is responsible for overseeing risk management related to the Company’s accounting and financial reporting policies and procedures, the internal audit function, and information technology, including cyber-security matters.

•

The Nominating and Corporate Governance Committee is responsible for overseeing risk management related to the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning.

•	The Compensation Committee is responsible for overseeing risk management related to the Company’s compensation policies and practices.

We believe that this division of risk oversight between the Board and the committees, with Company management having primary and day-to-day responsibility for risk management, is an effective approach for overseeing, managing, and addressing the risks that the Company faces.

Director Resignation Policy

Under our bylaws and our Corporate Governance Principles, in an uncontested election (that is, an election where the number of nominees is equal to the number of positions up for election) an incumbent director who does not receive a majority vote (meaning more votes cast FOR his or her election than AGAINST it) is required to tender to the Board his or her offer of resignation promptly following certification of the shareholder vote. The Nominating and Corporate Governance Committee will consider the resignation offer, and will make a recommendation to the Board whether to accept or reject the resignation offer. In making its recommendation, the Nominating and Corporate Governance Committee may consider all factors it deems relevant. The Board of Directors is required to act on the Nominating and Corporate Governance Committee’s recommendation and publicly disclose its decision within 90 days from the date of the certification of election results. In making its determination whether to accept or reject the resignation offer, the Board may consider all factors it deems relevant. An incumbent director who tenders his or her resignation for consideration may not participate in the Nominating and Corporate Governance’s or the Board’s recommendation or decision, or any deliberations related thereto. If a majority of the members of the Nominating and Corporate Governance Committee or the Board do not receive the required majority vote at the same uncontested election, then the independent directors (other than those who did not receive a majority vote at the same uncontested election) shall act as a special committee to consider the resignation offers and recommend to the Board (or, if applicable, decide) whether to accept or reject all or any of them.

If an incumbent director’s resignation is accepted by the Board, or if a nominee for director is not elected and the nominee is not an incumbent director, then the Board may fill the resulting vacancy pursuant to the Company’s certificate of incorporation or may decrease the size of the Board pursuant to the Company’s certificate of incorporation. If an incumbent director’s resignation is not accepted by the Board, such incumbent director shall continue to serve until such director’s successor shall have been duly elected and qualified, or his or her earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and stockholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings in 2016 were filed on a timely basis.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

This section provides information regarding the compensation and benefit programs for our CEO, CAO, CFO and our two Group Presidents. Together, these individuals comprise the Company’s “named executive officers” (“NEOs”). We have included a discussion and analysis of information regarding, among other things, our compensation philosophy, the overall objectives of our compensation program, and each element of compensation. Except as expressly provided under the heading “Effect of Merger Transaction with Gartner,” the information regarding compensation and benefit programs for the NEOs in this section does not take into account the transactions contemplated by the merger agreement with Gartner.

Compensation Philosophy

Our compensation philosophy is designed to support our key objective of creating value for our stockholders by increasing both revenue and earnings over the long term. The Compensation Committee of the Board, comprised solely of independent directors, is responsible for guiding and overseeing the formulation and application of the compensation and benefit programs for our NEOs and other senior leaders. The Compensation Committee is also responsible for recommending the design and application of the CEO’s compensation to the independent directors of the full Board and acts pursuant to a charter that has been approved by the Board.

The Compensation Committee works with our CEO and CAO to design compensation programs that encourage high performance, promote accountability, and ensure that executive interests are aligned with the interests of our stockholders.

The primary objectives of our executive compensation programs are to:

•	Create stockholder value by aligning executive compensation to long-term Company performance;
•	Attract, retain, and motivate highly-qualified executives by offering market-competitive total compensation packages; and
•	Balance the focus on short- vs. longer-term performance objectives through an appropriate mix of annual incentive (cash bonus) and longer-term (equity participation) compensation.

Guiding Principles

The design of our specific compensation programs is based upon the following guiding principles:

Pay for Performance

We believe that the best way to accomplish alignment of compensation plans with the interests of the executives who participate in them is to link compensation directly to both individual and Company performance. Our annual bonus plan rewards the achievement of specific financial and strategic objectives that are tied to individual and Company performance and are critical to our ongoing success. Additionally, share-based compensation has regularly represented a significant portion of total compensation. In 2016, in addition to awarding time-based restricted stock units (“RSUs”), the Compensation Committee awarded performance-based restricted stock units (“PSAs”) that vest on December 31, 2018 based upon the achievement of specified levels of Revenue and Adjusted EBITDA during the three-year period ending December 31, 2018.

The Compensation Committee’s independent compensation consultant, Willis Towers Watson, prepared a pay-for-performance analysis in which it compared NEOs’ compensation in the 2013 to 2015 period to the comparator group of companies discussed below in “Competitiveness and Comparator Group.” Willis Towers Watson assessed the NEOs’ “realizable pay” (the sum of (i) annualized base salary, (ii) actual annual incentive award, (iii) the value of time-based restricted stock units granted during the applicable period and valued at the end of the applicable period and (iv) the value of performance-based restricted stock units either awarded and earned during the applicable period or, with respect to awards granted during the period that remain outstanding at the end of the period, the target number of shares). Based upon seven financial performance measures (revenue growth, Adjusted EBITDA growth, earnings per share growth, return on net assets, return on net equity, free cash flow growth, and return on cash flow) and on total stockholder return, Willis Towers Watson concluded that the Company’s overall performance was at the 69th percentile of the peer group (with the financial performance measures and total stockholder return weighted 75% and 25%, respectively). For the period from 2013 to 2015, the CEO’s level of realizable compensation was between the 33rd and 53rd percentile of the peer group, while the other NEOs’ level of realizable compensation was between the 47th and 73rd percentile of the peer group. We believe that this analysis demonstrates the Company’s commitment to establishing NEO compensation within a range that is consistent with the Company’s performance relative to its peer group.

Willis Towers Watson provides services to the Compensation Committee and does not provide any other services to the Company. After assessing the six factors identified in SEC and NYSE rules, the Compensation Committee determined that Willis Towers Watson is independent and its work for the Compensation Committee did not give rise to any conflict of interest.

Competitiveness and Comparator Group

The Compensation Committee, in conjunction with Willis Towers Watson and the CAO, identified a peer group of companies in the consulting, professional services, and information services industries whose business characteristics are closely aligned to those of the Company and with whom the Company competes for talent. In this review, peer group companies were selected on the basis of similar industry classifications or business operations with revenue, market capitalization and/or number of employees generally between 50% and 300% of comparable characteristics at the Company. The peer group consisted of the Advisory Board Company, Dun & Bradstreet Corp., Equifax Inc., Factset Research Systems Inc., FTI Consulting Inc., Gartner Inc., Heidrick & Struggles International Inc., Huron Consulting Group Inc., ICF International Inc., IHS Inc., Korn/Ferry International, Morningstar Inc., Navigant Consulting Inc., Resources Connection, Inc. and Verisk Analytics Inc.

In August 2016, Willis Towers Watson examined, for the peer group and the Company, base salary, target total cash compensation, long-term incentive compensation, and target total direct compensation, which includes share-based components of compensation. These market assessments concluded that, in the aggregate, the Company’s target total direct compensation opportunity for its NEOs was generally competitive with the 50th to 75th percentile of the peer group. Although the Compensation Committee does not use benchmarking data to target a specific pay-out for any element of compensation or for overall compensation, market data is used by the Compensation Committee to confirm that the Company’s compensation program is competitive with its peers in order to attract superior talent.

Cost

Compensation and benefit programs are designed to be cost effective while still ensuring that the interests of our employees are maintained. While paying competitive cash and share-based compensation, we do not offer expensive post-employment programs and provide few perquisites or other personal benefits.

Merger Transaction with Gartner

The merger agreement with Gartner contains provisions regarding the treatment of outstanding equity awards.  Immediately prior to the effective time of the merger, each then-outstanding RSU that is vested or that will vest as a result of the consummation of the merger will be settled into shares of Company common stock, with such shares entitled to receive in the merger cash and Gartner common shares on the same terms as all other shares of Company common stock.

Immediately prior to the consummation effective time of the merger, each then-outstanding PSA will vest and be settled into shares of Company common stock at target levels of performance, with such shares entitled to receive in the merger cash and Gartner common shares on the same terms as all other shares of Company common stock.

Immediately prior to the effective time of the merger, each then-outstanding RSU that is unvested and does not vest at the effective time of the merger will, at the effective time of the merger, be assumed by Gartner and converted into a restricted share unit payable in a number of shares of Gartner common stock, rounded up to the nearest whole share, equal to the product of (i) the applicable number of shares of Company common stock subject to such award multiplied by (ii) the Stock Award Exchange Ratio, as defined in the merger agreement and described below. Such converted Company RSUs, which we refer to as Converted CEB RSUs, will have the same terms and conditions (including the terms and conditions relating to vesting and the achievement of any applicable performance goals) as were applicable to such CEB RSU immediately prior to the effective time of the merger, except that Converted CEB RSUs held by certain Company employees (including Ms. Jones and Mr. Lindahl) will be adjusted prior to the merger such that, to the extent they would provide them with additional accelerated vesting as compared to any accelerated vesting provisions already applicable to such Company RSUs and with respect to Ms. Jones under “—Retention Agreements with the CAO and CFO”), they accelerate and vest (i) as to 100% of the award, for Converted CEB RSUs that were granted to such employee prior to 2017, upon such employee’s voluntary resignation during the one-year period following the effective time of the merger and (ii) as to 25% of the award, for Converted CEB RSUs that were granted to such employee in 2017, upon such employee’s voluntary resignation more than 90 days following the consummation of the merger but prior to the one-year anniversary of the merger. If Ms. Jones remains employed through December 31, 2017 or if her employment is terminated earlier without “cause” or if she resigns for “good reason,” her Converted CEB RSUs granted in 2017 will vest in full. For purposes of Converted CEB RSUs, the “Stock Award Exchange Ratio” is defined in the merger agreement to mean the sum of (i) 0.2284 and a fraction resulting from dividing $54.00 by the closing price per share of Gartner common stock on the last trading day immediately prior to the closing of the merger.

Key Elements of Compensation Program

The Compensation Committee engages in an ongoing review of the Company’s executive compensation and benefits programs to ensure that they support the Company’s compensation philosophy and objectives, as described above, and ultimately serve the best interests of our stockholders. In connection with this ongoing review, the Compensation Committee has over time revised the executive compensation program to include the following, each of which reinforces our executive compensation philosophy and objectives:

•

A Portion of Long-Term Incentive Awards Is Linked to Performance Objectives: A portion of the Company’s long-term equity awards granted to the NEOs, commencing in 2012, is in the form of at-risk, performance-based compensation. This component of the overall equity plan for NEOs, which is in addition to time-based RSU awards, is in the form of PSAs. In 2016, the Compensation Committee (or in the case of the CEO, the Board) awarded PSAs that, absent the consummation of the Gartner merger, will vest on December 31, 2018 based upon the achievement of specified levels of revenue and Adjusted EBITDA during the three-year period ending December 31, 2018.

•

Inclusion of a “Clawback” Policy: The Compensation Committee has determined that it is in the best interests of its stockholders to have a clawback policy with respect to incentive compensation. Under that policy, if there is an accounting restatement due to material noncompliance by the Company with any financial reporting requirement, incentive compensation paid to a NEO that was calculated based upon any erroneous data is recoverable by the Company.

•

Stock Ownership Requirements: The Company requires our NEOs to meet stock ownership requirements. Our CEO is required to attain ownership of 60,000 shares of the Company’s common stock and other NEOs are required to attain ownership of 15,000 shares of the Company’s common stock. In each case, the executive is required to attain the ownership within four years from the effective date of the policy (December 31, 2015) or within four years of assuming the position. We also have stock ownership requirements for our independent directors. At December 31, 2016, the NEOs and directors were in compliance with these guidelines.

Say on Pay

As noted above, in its compensation review process, the Compensation Committee considers whether the Company’s executive compensation and benefits program serves the best interests of the Company’s stockholders. In that respect, as part of its on-going review of the Company’s executive compensation program, the Compensation Committee considered multiple factors, including the approval by approximately 94% of the votes cast with respect to the Company’s “say on pay” vote at the Company’s prior annual meeting of stockholders and determined that the Company’s executive compensation philosophy, compensation objectives, and compensation elements continued to be appropriate. The Compensation Committee did not make any changes to the Company’s executive compensation program specifically in response to the “say on pay” vote.

Policy Against Hedging and Pledging

The Company considers it improper and inappropriate for officers, employees, and the Board members to engage in short-term or speculative transactions in the Company’s securities or in other transactions that may lead to inadvertent violations of the insider trading laws. Accordingly, the Company prohibits officers, employees, and the Board members from short sales of the Company’s securities and transactions in publicly traded options, such as puts, calls, and other derivative securities related to the Company’s securities, on an exchange or in any other organized market. In addition, officers, employees, and the Board members are prohibited from holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan without seeking pre-clearance from the Company’s Chief Compliance Officer.

The Annual Compensation Process

In conducting its annual compensation review in February 2016, the Compensation Committee considered quantitative and qualitative performance results; the Company’s overall need to attract, retain, and motivate its executive team; and the total cost of compensation programs. The Compensation Committee reviews performance results presented by management in determining annual bonus awards for the prior year, as well as in establishing the appropriate aggregate and individual compensation levels for the current year.

In 2016, the Compensation Committee worked with management in the compensation review process as follows:

•	Develop performance measures: Our CEO and CAO identified appropriate performance measures and recommended performance objectives that were used to determine annual and long-term awards.
•

Compile benchmark data: Willis Towers Watson prepared benchmarking and competitive data with respect to historical compensation. The Compensation Committee utilized this information in connection with establishing NEO compensation plans and parameters at its February 2016 meeting.

•

Develop compensation recommendations: Based upon Company and individual performance data, the CEO and CAO prepared specific compensation recommendations for the NEOs (other than the CEO and CAO) regarding base salary, annual bonus, and equity grants, and presented these recommendations to the Compensation Committee. The CEO prepared recommendations for the CAO. The Compensation Committee reviewed these recommendations against Company and individual performance and made modifications as deemed appropriate. The CEO provided a self-evaluation of his performance against objectives. The Compensation Committee met in closed session without the CEO present to determine recommendations for base salary, annual bonus, and share-based compensation. These recommendations were developed with no input from the CEO and took into account overall Company performance, personal performance against objectives, the Board and senior leadership feedback, and compensation benchmarking data provided by external sources. Compensation Committee recommendations were then reviewed and approved by all independent directors of the Board, in closed session without the CEO present.

Elements of Total Compensation

The compensation package for our NEOs in 2016 consisted primarily of four components: base salary, a potential annual cash bonus, share-based compensation in the form of RSUs and PSAs, and other benefits. Each component is designed to achieve a specific purpose and to contribute to a total compensation package that is competitive, performance-based, and valued by our executives.

Base Salary

Base salaries are designed to attract and retain highly-qualified executives, as well as to reward them based upon their performance at levels competitive with peer companies. The CEO recommends NEO salary levels (other than for himself) to the Compensation Committee for approval based upon responsibility and individual performance, market salary data, and internal equity considerations. The Compensation Committee makes CEO salary recommendations to the independent members of the Board for approval based upon Company and individual performance and market salary data.

When determining changes in base salary, the Compensation Committee or the independent members of the Board (in the case of the CEO) consider these recommendations and their own evaluation of overall Company performance, the individual’s scope of responsibility, relevant career experience, past and future contributions to the Company’s success, and competitive compensation data for peer group companies provided by Willis Towers Watson. A formula is not used to determine increases and decreases, and no one factor is weighted more heavily than another. Although the Compensation Committee does not have a specific benchmark, the goal of the CEO and Compensation Committee is to ensure that total compensation packages, including base salaries of the NEOs, generally remain competitive with the 50th – 75th percentile when compared to peer group companies. The Willis Towers Watson analysis prepared in August 2015 indicated that the base pay for the NEOs overall was generally competitive with the 75th percentile of the peer group. As a result, base salaries for all of the NEOs for 2016 were kept at the same level as 2015 salaries.

Annual Cash Bonus

In 2016, the Compensation Committee established an annual bonus plan for NEOs based upon pre-determined financial, operational and strategic, and human capital objectives for the Company overall, and for the executive’s area of responsibility. Each executive had an assortment of objectives that were established at the beginning of the year and reviewed with the executive. Annual Company-level performance goals serve both to motivate executives as well as to increase stockholder returns by focusing executive performance on the attainment of those goals identified as having a positive impact on our short-and long-term business results.

“Financial objectives” are defined as those that are related to financial outcomes, and include both overall firm financial outcomes as well as individual outcomes in specific areas of responsibility. Representative objectives in the financial category include: revenue; Adjusted EBITDA (net income before loss/income from discontinued operations, net of provision for income taxes; provision for income taxes; interest expense (income), net; debt extinguishment costs; gain on cost method investment; net non-operating foreign currency (gain) loss; equity method investment loss (income); depreciation and amortization; impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; impairment loss; share-based compensation; costs associated with exit activities; and gain on acquisition); and non-GAAP diluted earnings per share (diluted earnings per share before the per share effect of loss/income from discontinued operations, net of provision for income taxes; debt extinguishment costs; gain on cost method investment; net non-operating foreign currency (gain) loss; equity method investment loss (income); amortization of acquisition related intangibles; impact of the deferred revenue fair value adjustment; acquisition related costs; restructuring costs; impairment loss; share-based compensation; costs associated with exit activities; gain on acquisition; and discrete tax items).

“Operational and strategic objectives” are defined as those that are related to core operational processes of the Company, and include both current business processes as well as strategic acquisition and integration objectives. Representative objectives in the operational and strategic category include: increase in member loyalty; new product development; increase in member utilization of services; extension of account management re-design to non-U.S. territories; and extension of brand awareness.

“Human capital objectives” are defined as those that are related to the effective management of the talent base of the Company. Representative objectives in the category of human capital objectives include: succession planning for certain key management positions; recruiting and retention goals; staff development; and preparing certain key employees for leadership positions in specific business lines.

For 2016, the Compensation Committee designed the annual bonus plan for NEOs to provide competitive incentive compensation at a target incentive payout percentage of 100% of base salary for each NEO. The CEO’s maximum bonus opportunity was 150% of base salary, while the other NEOs had a maximum bonus opportunity of 125% of base salary. The minimum bonus opportunity for all NEOs, including the CEO, is 0% of base compensation.

For the CEO, the Compensation Committee makes the recommendation for the annual bonus to the independent members of the Board for approval. For the other NEOs and other executives, the CEO recommends annual bonuses to the Compensation Committee for consideration. The following table summarizes the number of specific individual objectives and a breakdown of the percentage contribution to the overall individual bonus used by the Compensation Committee to evaluate individual performance for each NEO in 2016.

Name	Financial Objectives (# and Percentage Weighting)	Operational Objectives (# and Percentage Weighting)	Human Capital Objectives (# and Percentage Weighting)
Thomas L. Monahan III	4 and 50%	3 and 25%	5 and 25%
Melody L. Jones	3 and 25%	4 and 40%	3 and 35%
Richard S. Lindahl	3 and 50%	5 and 25%	3 and 25%
Haniel J. Lynn	3 and 50%	5 and 25%	5 and 25%
Warren S. Thune	3 and 50%	5 and 25%	5 and 25%

The key financial metrics for 2016 are listed below, setting forth both the target amounts on which the bonus pool is based, and the 2016 results.

2016 Financial Metric	Target		2016 Actual Results
Revenue	$969.0	million	$949.8	million
Adjusted EBITDA	252.0	million	248.8	million
Non-GAAP diluted earnings per share	3.97		3.78

In 2016 and 2015, the target and actual bonus awards for the CEO and other NEOs were as follows:

	2016 Target Bonus	2016 Actual Bonus	2015 Target Bonus	2015 Actual Bonus
Thomas L. Monahan III	$920,000	$820,000	$920,000	$825,000
Melody L. Jones	510,000	640,000	510,000	475,000
Richard S. Lindahl	484,500	533,000	484,500	450,000
Haniel J. Lynn	469,200	410,000	469,200	390,000
Warren S. Thune	450,000	335,000	450,000	370,000

Each NEO’s 2016 bonus represented the following percentage of his or her target bonus: Mr. Monahan — 89%, Ms. Jones — 125%, Mr. Lindahl — 110%, Mr. Lynn — 87% and Mr. Thune — 74%.

Mr. Monahan’s bonus payout at 89% of target primarily reflected the overall performance of the Company against the financial metric targets. Ms. Jones’ payout at 125% of target reflected above-target performance on all operational responsibilities, including Diversity & Inclusion, recruiting, and retention metrics; her support of CEO transition activities; and her contributions to the pending transaction with Gartner. Mr. Lindahl’s payout at 110% of target reflected at-target performance for his core responsibilities, combined with his significant contributions to the pending transaction with Gartner. Mr. Lynn’s bonus payout at 87% of target was consistent with the Company’s overall financial performance, while also accounting for positive outcomes in North America renewal rates. Mr. Thune’s bonus payout at 74% of target was consistent with the Company’s overall financial performance, while also accounting for some weaknesses in the areas under his direct management.

Share-Based Compensation

The use of share-based compensation has been a significant component of our overall compensation philosophy. Our philosophy is built on the principle that equity compensation should seek to align employees’ actions with stockholder interests; attract, retain, and motivate highly qualified executives; and balance the focus on short- and longer-term performance objectives. We believe that we have been successful in achieving this alignment. Our equity awards for 2016 consisted of a combination of RSUs and PSAs. While we believe that RSUs are an effective means to retain executives and to align executive and stockholder interests since the value of the award is tied to the Company’s stock price, PSAs add an at-risk, performance-based compensation element to the Company’s long-term incentive program, designed to motivate achievement of two key financial metrics for the Company.

A RSU is a promise to deliver a share of common stock at a specific time in the future, subject to vesting requirements. The fair value of a RSU is determined by the price of our stock on the grant date (reduced by the present value of dividends expected to be paid over the vesting period). As the price of our stock fluctuates, so does the fair value of the RSU; this allows for employee and stockholder alignment with both increases and decreases in our stock price.

The PSAs awarded in March 2016 are performance-based RSUs that are earned based on the achievement of specified cumulative levels of revenue and Adjusted EBITDA during the three-year period ending December 31, 2018. The revenue component is weighted 70% and the Adjusted EBITDA component is weighted 30%. If performance exceeds 120% of the target level, the recipient receives 200% of the target award amount, which is the maximum award under the plan. If performance is below 80% of the target level of the combined revenue and Adjusted EBITDA components, the recipient will not receive any of the target award amounts. There is a sliding scale of achievement at levels between 80% and 120% of target for each performance metric, with the payout levels determined by a mathematical formula that is based upon straight-line interpolation, using ratios of 2%:5% at threshold to target, and ratios of 2%:10% at target to maximum. The Compensation Committee believes that the targets for these awards reflect an appropriate degree of challenge for the executives, with higher rewards for achieving the stretch goals at above-target performance levels.

The performance period for the PSAs awarded in 2014 ended on December 31, 2016. Targets for revenue and Adjusted EBITDA for this period were established as $3,037.1 million and $797.2 million, respectively. Actual performance achievement against these revenue and Adjusted EBITDA targets was 91.8% and 91.5%, respectively, resulting in a total payout at 80% of the target level.

The size of an annual share-based compensation award granted to an employee has been determined by his/her respective position and underlying responsibilities, recognizing the different levels of contribution to the achievement of performance goals.

The Company does not use a formula that ties the amount of share-based compensation awards to be granted to each NEO to the achievement of specific in-year performance goals. Rather, the Compensation Committee reviews an assortment of factors in determining the appropriate level of awards to be granted to NEOs, including comparative market data, individual contributions over time, the need to retain that individual, and an assessment of the individual’s relative equity position. The Compensation Committee utilizes the Willis Towers Watson comparator group study in order to understand the total compensation, including share-based compensation, earned by comparable executives in the Company’s peer group. The Compensation Committee’s goal is to generally maintain total compensation (including base, bonus, and long-term incentives) for its NEOs competitive with the 50th percentile when compared to peer group companies. The Willis Towers Watson analysis reviewed by the Compensation Committee in August 2015 indicated that the long-term incentive compensation element ranged between the 50th percentile and the 75th percentile for the NEOs. Keeping the comparative market data in mind, the Compensation Committee reviewed and considered all of these factors for each NEO and, based upon its experience and this review, approved the specific RSU and PSA awards for each NEO described in the “Grants of Plan-Based Awards in 2016” table.

Share-based compensation awards in the form of RSUs generally vest 25% per year beginning one year from the date of grant. With vesting over four years, a RSU provides the holder with a valuable award that may only be retained by the executive so long as the executive’s employment with the Company continues. Absent consummation of the merger with Gartner, PSAs granted in 2016 will vest based upon the achievement of specified levels of revenue and Adjusted EBITDA during the three-year period ending December 31, 2018.

The overall funding levels of all share-based awards are ultimately subject to the judgment and approval of the Compensation Committee to ensure appropriate alignment with the interests of our stockholders. As a general rule, the Compensation Committee believes it is important to ensure that the overall annual burn rate from share-based awards averages approximately 4%. From this available pool, share-based awards are granted each year. Eligibility to participate in share-based grants, as well as the specific grant amounts, are based upon the competitive long-term incentive value for each executive’s position, the individual’s contribution to longer-term Company objectives, and the potential for the individual to contribute further over time. The CEO recommends award grants for the NEOs, other executives, and senior managers to the Compensation Committee, which has final approval authority for these recommendations. The CEO’s share-based award is recommended by the Compensation Committee to all of the independent members of the Board for approval.

Additionally, when determining individual compensation actions for the CEO and other NEOs, the Compensation Committee considers the total compensation to be delivered to individual executives, and as such may exercise discretion in determining the portion allocated to annual versus long-term incentives. We believe that this “total compensation” approach provides the ability to balance compensation decisions between the short- and longer-term needs of the business. It also allows for the flexibility required to recognize differences in performance by providing differentiated compensation.

Annual Grants of Share-Based Awards

Share-based awards are granted on the last Wednesday of March each year, following the regularly-scheduled Compensation Committee meeting in February. Grants are determined during the same meeting at which the Compensation Committee determines all elements of the NEOs’ compensation for the year. This meeting date follows the issuance of our earnings release for the previous fiscal year. The Compensation Committee believes that it is appropriate that annual awards be made at a time when material information regarding our performance for the preceding year has been disclosed. We do not otherwise have any program, plan, or practice to time annual grants to our executives in coordination with the release of material non-public information.

Approval of grants for any newly-hired or promoted executives during the course of the year occurs through a committee of management appointed by the Compensation Committee. For newly-hired or newly-promoted employees, grants are awarded on the 10th day, or first business day thereafter, of the month following the employment start or promotion date unless the employment start or promotion date occurs on the first business day of a given month, then the grant will be awarded on the 10th day, or first business day thereafter, of the current month. The Compensation Committee receives a quarterly report of all such delegated grants. All grants to NEOs are made by the Compensation Committee itself and not pursuant to delegated authority.

All share-based awards are made to employees under the 2012 Stock Incentive Plan. The fair value of an RSU is determined by the price of our common stock on the grant date reduced by the present value of dividends expected to be paid over the vesting period.

Allocation between Annual Cash Compensation and Long-Term Non-Cash Compensation

We believe that both cash compensation and non-cash compensation are appropriate mechanisms for driving executive performance in support of stockholder value. Cash compensation rewards annual (short-term) performance, while non-cash compensation is generally used to reinforce sustained performance over a longer period of time. The allocation between annual cash compensation and long-term equity compensation is based primarily on an evaluation of an executive’s overall role and contributions to the Company, taking into account competitive concerns regarding attracting and retaining superior talent, as opposed to a targeted allocation between annual and long-term compensation. We also consider certain internal factors that may cause us to target a particular element of an executive’s compensation for unique treatment. These internal factors may include the executive’s operating responsibilities, management level, and unique contribution for the time period in question.

While there is no specific targeted mix between annual and long-term compensation by individual executive position, we vary annual and long-term compensation mix by level. In general, as base salary levels increase, more weight is placed on long-term compensation. In 2016, the allocation breakdown for the NEOs is as follows (based upon the valuation methodology used and described in the Summary Compensation Table): the CEO received 48% of total compensation (per the Summary Compensation Table) in the form of cash compensation and the remaining approximately 52% in non-cash compensation; the remaining NEOs averaged 55% cash and 45% non-cash.

Other Benefits

The NEOs participate in the same company-wide benefit plans designed for all of our full time US employees. Additionally, we provide a limited number of company-sponsored insurance, retirement and other benefit plans to executives. We believe that it is more cost-effective to pay our executives a highly competitive salary, bonus and long-term incentives, rather than maintain expensive retirement programs. We do not maintain a defined benefit plan.

Executive Perquisites and Other Compensation

Perquisites and other personal benefits do not comprise a significant aspect of our executive compensation program. Historically, we have kept the number and value of executive perquisites to a minimum. The perquisites that are provided to our NEOs are limited to a 401(k) match, an annual executive physical, supplemental life insurance, reimbursement of parking expenses, and, at times, allowing a guest of our executives to participate in important Company events for which the Company’s payment of the expenses results in imputed compensation to such executives for tax purposes.

The NEOs are eligible to participate in our company-wide personal medical, dental, life, disability insurance plans, and other broad-based benefit plans. Under certain broad-based benefit plans, participants, including a NEO, may purchase higher levels of coverage.

We believe that providing these limited perquisites is appropriate. The Compensation Committee reviews the perquisites provided to its NEOs on a regular basis, in an attempt to ensure that they continue to be appropriate in light of the Compensation Committee’s overall goal of designing a compensation program for NEOs that maximizes the interests of our stockholders.

Insurance Plans

The core insurance package includes health, dental, disability, and basic group life insurance coverage generally available to all employees.

Retirement Plans

We provide retirement benefits to executives through a 401(k) plan, which gives employees the opportunity to save for retirement on a tax-favored basis. Executives may elect to participate in the 401(k) plan on the same basis as all other employees. In recognition of the 401(k) as a central element of our employees’ retirement planning process, we provide a discretionary contribution of 50% of an employee’s contribution up to a maximum of 6% of base salary.

Additionally, we provide an executive retiree medical benefit that allows executives to continue medical coverage upon retirement by assuming 100% of the premium costs associated with that coverage.

Deferred Compensation Plan

We provide a deferred compensation plan (“Plan”) for certain employees and members of the Board to provide an opportunity to defer compensation on a pre-tax basis.

Employees and directors who elect to participate in the Plan may defer up to 100% of annual base salary; up to 100% of incentive compensation and other compensation, fees and retainers; and up to 100% of any RSUs awarded. In addition, we will make up any 401(k) match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. Participants in the Plan specify one or more benchmark fund(s) in which their deferrals will be invested.

We may also make discretionary contributions at any time based upon individual or overall corporate performance, which may be subject to a different vesting schedule than elective deferrals. We did not make any contributions to the Plan in 2015.

Each Plan year’s deferral balance may have a separate distribution schedule determined by the Plan participant. Distributions are taxable as ordinary income when received. Plan participants may elect to receive a Plan year deferral balance at a specified future date while employed (scheduled in-service withdrawal) and/or at termination, as defined in the Plan.

We provide this benefit because the Compensation Committee wishes to permit our employees to defer the obligation to pay taxes on certain elements of the compensation that they are entitled to receive. The Plan permits them to do this while also receiving a market-based return on deferred amounts. We believe that provision of this benefit is important as a retention and recruitment tool as many if not all of the companies with which we compete for executive talent provide a similar plan to their senior employees.

Impact of Accounting and Tax Issues on Executive Compensation

In establishing individual executives’ compensation levels, we do not explicitly consider accounting and tax issues. However, we do analyze the overall expense arising from aggregate executive compensation levels and awards and the components of our compensation programs. While the Compensation Committee considers the impact of Section 162(m) of the Internal Revenue Code, the Committee believes that it is in the best interests of the stockholders to maintain flexibility in its approach in order to structure a program that is effective in attracting, motivating, and retaining the Company’s key executives.

Transition Agreement with the CEO

On August 30, 2016, Thomas L. Monahan, III notified the Company of his intention to step down from his positions as Chairman and Chief Executive Officer of the Company, and, as part of the Company’s succession planning process, Mr. Monahan and the Company entered into a Transition Agreement to provide for a smooth transition of his responsibilities.

The Transition Agreement provides that Mr. Monahan will remain an employee of the Company through June 30, 2017 or such later date as he and the Company may mutually agree ( “Transition Period”), except that the Company may earlier terminate his employment for “cause” (as such term is defined in his severance agreement) and his employment will earlier terminate in connection with his death or disability.  Mr. Monahan will remain as the Company’s Chairman and Chief Executive Officer until the earlier of the end of the Transition Period or when a new Chief Executive Officer assumes office.  Following the employment of a new Chief Executive Officer and through the end of the Transition Period, Mr. Monahan will perform such services as reasonably requested by the new Chief Executive Officer or the Board.

Mr. Monahan will continue to be paid his base salary through the Transition Period, will receive a 2016 bonus determined in the ordinary course of business, and will continue to be eligible to vest in his outstanding equity awards through the end of the Transition Period. Mr. Monahan also will be eligible to receive a prorated annual target bonus for 2017 (his target bonus is 100% of his base salary of $920,000), based on the number of days he is employed in 2017 (but in no event based on less than 181 days of employment). Mr. Monahan will not receive an equity award grant in 2017 and his equity awards that do not vest prior to the end of the Transition Period will be forfeited.

In addition, Mr. Monahan and the Company agreed that he will be subject to expanded noncompetition and non-solicitation obligations that will run for three years following the Transition Period. Mr. Monahan will receive an aggregate of $3 million in connection with these expanded obligations, which provide the Company greater protections than the Agreement Concerning Exclusive Services, Confidential Information, Business Opportunities, Non-Competition, Non-Solicitation, and Work Product that Mr. Monahan signed in 1997. The Transition Agreement also includes a mutual release of claims and other standard provisions.

Severance Agreement with the CEO

On February 3, 2012, we entered into a severance agreement with Thomas L. Monahan III, our CEO, which is described in more detail under the heading “Employment Agreements and Potential Termination or Change in Control Payments.”

The severance agreement provides that Mr. Monahan will be entitled to receive the following compensation and benefits if his employment is terminated by the Company without “cause” (as such term is defined in the severance agreement) or by him for “good reason” (as such term is defined in the severance agreement), subject to his executing the Company’s standard release of claims:

•

A lump sum payment equal to 200% of the sum of (a) one year’s base salary at the time of such termination plus (b) his average annual incentive bonus actually paid by the Company for the two calendar years immediately preceding the year in which termination occurs;

•	Immediate vesting of all of his outstanding equity awards (other than performance-based equity awards) and all deferred compensation;
•

Immediate vesting of a pro rata amount of his performance-based equity awards based on actual performance from the commencement of the applicable performance period through the date of termination and the projected outcome at the conclusion of the applicable performance (or such higher level as may be provided under the applicable award agreement);

•	A pro rata annual incentive bonus payment for the year in which termination occurs based on actual performance; and
•	Welfare benefits for two years following his termination at the same cost to him as is charged to active employees.

The severance agreement provides that in the event of a “change of control” (as such term is defined in the severance agreement), Mr. Monahan will be entitled to receive vesting of all of his outstanding equity awards as set forth above.

The severance agreement does not provide for a gross-up payment if Mr. Monahan incurs an excise tax due to the application of Section 280G of the Internal Revenue Code of 1986. Rather, the amounts received by Mr. Monahan that are contingent upon a change in control will either be (a) reduced to the extent necessary to avoid the excise tax, or (b) paid in full, whichever is better for him on an after-tax basis. We believe the agreement with Mr. Monahan is well within market practice for CEOs at comparable companies.

Retention Agreements with the CAO and CFO

On October 6, 2016, the Company entered into letter agreements with Melody L. Jones, the Company’s Chief Administrative Officer, and Richard S. Lindahl, the Company’s Chief Financial Officer. The letter agreements are intended to incentivize Ms. Jones and Mr. Lindahl to remain employed with the Company for at least a minimum period of time following the appointment of a new Chief Executive Officer.

Ms. Jones has agreed to remain employed with the Company for a transition period through the later of December 31, 2017 or the end of the second calendar quarter following a new CEO’s commencement of employment.  Her letter agreement includes the following key provisions:

•	She was eligible to receive a base salary increase effective April 1, 2017, a 2016 bonus determined in the ordinary course of business, and a standard annual equity incentive grant in March 2017.
•

Her annual bonus for 2017 will be no less than 100% of her target bonus and, if the transition period continues into 2018, she will be eligible to receive a prorated annual bonus for 2018 based on no less than 100% of her target bonus.

•

Ms. Jones, who has been with the Company since 2005, will vest in all of her outstanding equity awards upon her termination of employment following December 31, 2017 (or, if earlier, Ms. Jones’ termination without “cause” or her resignation for “good reason”) pursuant to the retirement provisions of the Company’s 2012 Stock Incentive Plan.

•	Following her termination, Ms. Jones will be eligible for coverage under the Company’s Retiree Medical Policy as in effect on September 30, 2016.

Mr. Lindahl has agreed to remain employed with the Company for a transition period through the later of December 31, 2017 or the end of the second calendar quarter following when the new CEO commences employment.  Pursuant to his letter agreement, he was eligible to receive a base salary increase effective April 1, 2017, a 2016 bonus determined in the normal course, and a standard annual equity incentive grant in March 2017.  In addition, his annual bonus for 2017 will be no less than 100% of his target bonus and, if the transition period continues into 2018, he will be eligible to receive a prorated annual bonus for 2018 based on no less than 100% of his target bonus.

Change in Control and Severance Agreements

We have Change of Control agreements in place with our CAO, CFO, and Group Presidents. In the event of a change in control of the Company, these agreements only provide benefits upon a so-called “double trigger.” This means that severance benefits are triggered only when the executive is involuntarily terminated by the Company without cause or the executive terminates employment for “good reason” within 24 months after the date of the change in control. The severance benefits consist of 12 months of base pay plus a pro rata target bonus for the year of termination, payable over 12 months, and 12 months of health continuation coverage at active employee rates.

In January 2010, the Company approved a severance program for its Corporate Leadership Team in which all members of the Corporate Leadership Team, other than our CEO, are eligible once they have completed twelve months of service as a member of the Corporate Leadership Team. Our CAO, CFO, and Group Presidents are eligible. This program provides the same benefits to executives that are described in the preceding paragraph if the executive is terminated without cause.

The Compensation Committee believes that these change in control and severance arrangements are well within market practice for similarly situated executives and are an important part of the overall compensation program designed to retain our executives.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based upon the review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.

COMPENSATION COMMITTEE MEMBERS

Stephen M. Carter, Chair

L. Kevin Cox

Daniel O. Leemon

Compensation and Risk

The Compensation Committee believes that the Company’s compensation programs appropriately reward prudent business judgment and risk-taking over the long term. The Compensation Committee provides oversight with respect to any risks that may be created by these compensation programs. Management has evaluated the risks that are created by the Company’s compensation programs for all employees, including non-executive officers, and the Compensation Committee has reviewed this evaluation. Based on our review, we have concluded that these compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company.

Executive Compensation

Summary Compensation Table for 2016, 2015, and 2014

The following table summarizes the compensation earned by or awarded to our principal executive officer (“PEO”), principal financial officer (“PFO”), and our other NEOs:

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock Awards (2) ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation (3) ($)	Total ($)
Thomas L. Monahan III,	2016	920,000	—	1,900,000	(4)	820,000	13,900	3,653,900
Chief Executive Officer (PEO)	2015	920,000	—	1,900,000		825,000	13,931	3,658,931
	2014	915,000	—	1,600,000		920,000	16,175	3,451,175
Melody L. Jones,	2016	510,000	—	850,000	(4)	640,000	20,001	2,020,001
Chief Administrative Officer	2015	510,000	—	850,000		475,000	17,013	1,852,013
	2014	507,500	—	700,000		545,000	16,558	1,769,058
Richard S. Lindahl,	2016	484,500	—	850,000	(4)	533,000	18,175	1,885,675
Chief Financial Officer (PFO)	2015	484,500	—	850,000		450,000	12,803	1,797,303
	2014	482,125	—	700,000		500,000	17,733	1,699,858
Haniel J. Lynn,	2016	469,200	—	700,000	(4)	410,000	17,027	1,596,227
Group President (5)	2015	469,200	—	700,000		390,000	16,394	1,575,594
	2014	466,900	—	625,000		375,000	16,965	1,483,865
Warren S. Thune,	2016	450,000	—	700,000	(4)	335,000	12,498	1,497,498
Group President (5)	2015	450,000	—	700,000		370,000	12,570	1,532,570
	2014	437,500	—	625,000		310,000	12,348	1,384,848

(1)	Amounts reflect the dollar amount of base salary paid in the year, before deferrals and including salary increases effective during the year.
(2)

Amounts reflect the aggregate grant date fair value. These are not amounts paid to or realized by the NEO. Assumptions used in the calculation of these amounts are included in Note 14 to our audited consolidated financial statements included in our 2016 Form 10-K filed with the SEC on March 1, 2017. These amounts may not correspond to the actual value that will be recognized by the NEOs.

(3)

Amounts reflect the value of other compensation items, including 401(k) matching contributions and Company payments for supplemental life insurance premiums. Perquisites and other personal benefits for NEOs were less than $10,000.

(4)

Consistent with FASB ASC Topic 718 Compensation - Stock Compensation, the grant date fair value of the PSAs was computed based on target performance. If maximum performance had been used, the grant date fair value of the units awarded would have been as follows: Mr. Monahan $2,450,000; Ms. Jones and Mr. Lindahl $1,100,000; and Mr. Lynn and Mr. Thune $900,000.

(5)	Mr. Lynn and Mr. Thune became NEOs in July 2014.

Employment Agreements.  Certain of the elements of compensation set forth in the Summary Compensation Table above and in the Grants of Plan-Based Awards table below reflects the terms of employment agreements between the Company and the CEO.

Thomas L. Monahan III.  In 2011, the Company was party to an employment agreement with Mr. Monahan effective January 1, 2006. Under the employment agreement, Mr. Monahan was entitled to an annual salary of at least $550,000, which the Company was permitted to increase from time to time. The employment agreement provided that Mr. Monahan’s target annual bonus each year was at least 110% of his base salary. Mr. Monahan was also entitled to participate in all benefit plans generally made available to similarly situated executive employees of the Company and such share-based compensation that may be granted by the Board and/or the Compensation Committee from time to time.

On February 3, 2012, the Company and Mr. Monahan entered into an executive severance agreement. In connection with the severance agreement, the Company terminated Mr. Monahan’s employment agreement. For more information on the severance agreement, see “Compensation Discussion and Analysis – Severance Agreement with the CEO.”

On August 30, 2016, the Company and Mr. Monahan entered into a Transition Agreement. For more information on the Transition Agreement, see “Compensation Discussion and Analysis – Transition Agreement with the CEO.”

Melody L Jones and Richard S. Lindahl.  October 6, 2016, the Company entered into letter agreements with Ms. Jones and Mr. Lindahl. For more information on the letter agreements, see “Compensation Discussion and Analysis – Retention Agreements with the CAO and CFO.”

Grants of Plan-Based Awards in 2016

The following table sets forth information regarding possible payments of non-equity incentive plan compensation and grants of RSUs in 2016.

		Board/ Committee	Estimated Future Payouts Under Cash Bonus Plan Awards (2)		Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock
Name	Grant Date (1)	Action Date	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (4) (#)	Awards (5) ($)
Thomas L. Monahan III
Cash bonus			920,000	1,380,000	—	—	—	—	—
PSA grant	3/30/2016	3/2/2016	—	—	4,657	9,314	18,628	—	550,000
RSU grant	3/30/2016	3/2/2016	—	—	—	—	—	22,552	1,350,000

Melody L. Jones
Cash bonus			510,000	637,500	—	—	—	—	—
PSA grant	3/30/2016	2/19/2016	—	—	2,116	4,233	8,466	—	250,000
RSU grant	3/30/2016	2/19/2016	—	—	—	—	—	10,023	600,000

Richard S. Lindahl
Cash bonus			484,500	605,625	—	—	—	—	—
PSA grant	3/30/2016	2/19/2016	—	—	2,116	4,233	8,466	—	250,000
RSU grant	3/30/2016	2/19/2016	—	—	—	—	—	10,023	600,000

Haniel J. Lynn
Cash bonus			469,200	586,500	—	—	—	—	—
PSA grant	3/30/2016	2/19/2016	—	—	1,693	3,386	6,772	—	200,000
RSU grant	3/30/2016	2/19/2016	—	—	—	—	—	8,352	500,000

Warren S. Thune
Cash bonus			450,000	562,500	—	—	—	—	—
PSA grant	3/30/2016	2/19/2016	—	—	1,693	3,386	6,772	—	200,000
RSU grant	3/30/2016	2/19/2016	—	—	—	—	—	8,352	500,000

(1)	Grant date was determined in accordance with the Company’s policy for the timing of granting equity awards.
(2)

Amounts set forth in these columns represent the annual cash incentive compensation amounts that potentially could have been earned in 2016 for each of the NEOs based upon the achievement of performance goals as previously described in “Compensation Discussion and Analysis – Annual Cash Bonus.”

(3)

Amounts set forth in these columns represent the number of shares that each NEO could receive related to the PSAs granted in 2016 if various levels of performance are achieved. All PSAs vest on December 31, 2018, subject to achievement of the Company's performance targets, as previously described in “Compensation Discussion and Analysis – Share-based Compensation.” The Company does not pay dividend equivalents on unvested PSAs.

(4)

Stock awards consist of RSUs that vest over 4 years: 25% after 13 months from the grant date, 25% 11 months later, 25% 12 months later, and 25% 12 months later. The Company does not pay dividend equivalents on unvested RSUs.

(5)

Amounts reflect the aggregate grant date fair value. These are not amounts paid to or realized by the NEO. Assumptions used in the calculation of these amounts are included in Note 14 to our audited consolidated financial statements included in our 2016 Form 10-K filed with the SEC on March 1, 2017.

Outstanding Equity Awards at December 31, 2016

The following table sets forth information regarding the number of shares and the value of unvested RSUs held by the NEOs at December 31, 2016.

		Stock Awards
Name	Grant Year	Number of Shares or Units of Stock That Have Not Vested (1) (#)		Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Stock That have Not Vested (3) (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not Vested (2) ($)
Thomas L. Monahan III	2016	22,552	(4)	1,366,651	4,657	282,214
	2015	13,846	(5)	839,068	3,798	230,159
	2014	8,396	(6)	508,798	—	—
	2013	5,300	(7)	321,180	—	—
Melody L. Jones	2016	10,023	(4)	607,394	2,116	128,230
	2015	6,153	(5)	372,872	1,726	104,596
	2014	3,498	(6)	211,979	—	—
	2013	2,208	(7)	133,805	—	—
Richard S. Lindahl	2016	10,023	(4)	607,394	2,116	128,230
	2015	6,153	(5)	372,872	1,726	104,596
	2014	3,498	(6)	211,979	—	—
	2013	2,208	(7)	133,805	—	—
Haniel J. Lynn	2016	8,352	(4)	506,131	1,693	102,596
	2015	5,128	(5)	310,757	1,381	83,689
	2014	2,974	(6)	180,224	—	—
	2013	1,545	(7)	93,627	—	—
Warren S. Thune	2016	8,352	(4)	506,131	1,693	102,596
	2015	5,128	(5)	310,757	1,381	83,689
	2014	2,974	(6)	180,224	—	—
	2013	1,545	(7)	93,627	—	—

(1)

There is accelerated vesting for Mr. Monahan, Ms. Jones, and Mr. Lindahl upon a termination without “cause” or for “good reason” after a change of control. For the other NEOs, the vesting of equity awards is treated as described under “Equity Awards” below. See “Compensation Discussion and Analysis – Merger Transaction with Gartner” for a discussion of the treatment of equity awards in connection with the merger transaction with Gartner.

(2)	Based on the closing market price of $60.60 on December 31, 2016.
(3)

PSAs granted in 2015 and 2016 will vest on December 31, 2017 and 2018, respectively, based on, and subject to, the achievement of the Company cumulative revenue and Adjusted EBITDA goals. The number of units reported is based on threshold (minimum) performance and does not necessarily reflect the actual payout to be received by the NEOs. Based on the provisions of the merger agreement with Gartner, the PSAs will vest at the target level of performance immediately prior to the consummation effective time of the merger. For more information, see “Compensation Discussion and Analysis – Merger Transaction with Gartner.”

(4)	RSUs vest in equal increments on April 30, 2017 and March 30, 2018, 2019, and 2020.
(5)	RSUs vest in equal increments on March 25, 2017, 2018, and 2019.
(6)	RSUs vest in equal increments on March 26, 2017 and 2018.
(7)	RSUs vested on March 27, 2017.

Stock Vested in 2016

The following table sets forth information regarding the number and value of stock awards vested for each NEO in 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting (2) ($)
Thomas L. Monahan III (3)	23,998	1,578,219
Melody L. Jones (3)	10,652	704,299
Richard S. Lindahl (3)	10,652	704,299
Haniel J. Lynn	8,789	587,027
Warren S. Thune (3)	8,789	587,027

(1)	Number of shares acquired includes amounts surrendered by the executive to us for payment of income tax withholding associated with the vesting.
(2)	Value realized represents the closing value of the underlying stock on the vesting date.
(3)

Mr. Monahan, Ms. Jones, Mr. Lindahl, and Mr. Thune elected to defer 5,373, 6,212, 6,212, and 3,742 stock awards, respectively, and the associated income by contributing such awards to the Company's Deferred Compensation Plan.

Non-Qualified Deferred Compensation for 2016

The Company has a Deferred Compensation Plan (“Plan”) for certain employees and members of the Board to provide an opportunity to defer compensation on a pre-tax basis. The Plan provides for deferred amounts to be credited with investment returns based upon investment options selected by participants from alternatives designated from time to time by the plan administrative committee. To preserve the tax-deferred status of the deferred compensation plan, the Internal Revenue Service requires that the available investment options be “deemed investments,” meaning that the participant has no ownership interest in the fund selected; however, the funds are used to measure the gains and losses attributed to the participant’s account over time. The Plan also allows the Company to make discretionary contributions at any time based on individual or overall Company performance, which may be subject to a different vesting schedule than elective deferrals, and provides that the Company will make up any 401(k) plan match that is not credited to the participant’s 401(k) account due to his or her participation in the Plan. The Company has established a trust to hold assets used by the Company to pay benefits under the Plan. The Company did not make any contributions to the Plan in 2016. Each Plan year’s deferral balance may have a separate distribution schedule determined by the Plan participant. Distributions are taxable as ordinary income when received. Plan participants may elect to receive a Plan year deferral balance at a specified future date while employed (scheduled in-service withdrawal) and/or at termination, as defined in the Plan.

The Company provides this benefit because the Compensation Committee wishes to permit CEB employees to defer the obligation to pay taxes on certain elements of the compensation that they are entitled to receive. The Plan permits them to do this while also receiving a market-based return on deferred amounts. The Company believes that provision of this benefit is important as a retention and recruitment tool as many, if not all of the companies with which CEB competes for executive talent, provide a similar plan to their senior employees. The following table sets forth information regarding executive contributions, earnings, and account balances for NEOs participating in the Plan in 2016.

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings (Losses) in Last FY (2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (3) ($)
Thomas L. Monahan III	575,341	—	306,231	—	13,751,152
Melody L. Jones	441,996	—	(55,886)	—	957,628
Richard S. Lindahl	411,996	—	(29,749)	—	1,269,216
Haniel J. Lynn (4)	210,339	—	(2,794)	—	1,734,451
Warren S. Thune (4)	629,755	—	215,164	—	3,023,760

(1)

Amounts reported in this column for Mr. Monahan, Ms. Jones, Mr. Lindahl, and Mr. Thune reflect elective deferrals of RSUs that vested in the year and were included in the Summary Compensation Table in the year the RSUs were granted and a portion of Mr. Lynn’s and Mr. Thune’s 2015 bonus that was paid in 2016. Dividend payments on vested RSUs are also included in this column, but are not reflected in the Summary Compensation Table.

(2)	Amounts reported in this column reflect appreciation/(depreciation) in the market value of the underlying stock and other investment holdings.

(3)

Amounts represent the vested balance at year end. The aggregate amount of executive contributions by Mr. Monahan is $12,239,784, by Ms. Jones is $1,084,285, by Mr. Lindahl is $1,311,443, by Mr. Lynn is $881,864, and by Mr. Thune is $1,855,535.

(4)	Mr. Lynn and Mr. Thune became NEOs in July 2014.

Employment Agreements and Potential Termination and Change in Control Payments

The Company has entered into a severance agreement and a transition agreement with Mr. Monahan. See “Compensation Discussion and Analysis – Severance Agreement with the CEO” and “Compensation Discussion and Analysis – Transition Agreement with the CEO” for a description of these agreements. The Company has entered into retention agreements with Ms. Jones and Mr. Lindahl. See “Compensation Discussion and Analysis – Retention Agreements with the CAO and CFO” for a description of these agreements. In addition, the Company maintains “double trigger” change of control agreements with, and a severance program for, Ms. Jones, Mr. Lindahl, Mr. Lynn, and Mr. Thune. See “Compensation Discussion and Analysis – Change in Control and Severance Agreements” for a discussion of these agreements. The Company also sponsors several equity incentive compensation plans that provide the NEOs with additional compensation in connection with a termination of employment and/or change of control under certain circumstances. The information below describes certain compensation that would be paid under plans and contractual arrangements in effect at December 31, 2016 to each of the NEOs in the event of a termination of such executive’s employment with the Company and/or change of control of the Company as of that date.

The amounts shown below reflect the amount of compensation that would become payable to each of the NEOs under existing plans and arrangements if the NEOs’ employment had terminated and/or a change in control had occurred on December 31, 2016, given the NEOs’ compensation and service levels as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment, including benefits available generally to salaried employees. In addition to the benefits described below, upon any termination of employment, each of the NEOs would also be entitled to the amount shown in the Nonqualified Deferred Compensation table above.

The table below sets forth information regarding the estimated value of the potential payments to each of the NEOs, assuming the executive’s employment terminated on December 31, 2016, and that a change of control of the Company also occurred on that date.

	Before Change of Control			After Change of Control
Name/Benefit	Death/ Disability	Termination Without Cause	Termination For Good Reason	Termination Without Cause or For Good Reason (5)
Thomas L. Monahan III
Termination payment (1)		$912,438	$912,438	$912,438
Vesting of RSUs (2)	$3,035,696	3,035,696	3,035,696	3,035,696
Vesting of PSAs (2)(4)	495,102	495,102	495,102	1,024,807
Health and welfare benefits	—	3,302	3,302	3,302

Melody L. Jones
Termination payment (1)	510,000	1,020,000	510,000	1,020,000
Vesting of RSUs (2)(3)	1,326,049	1,326,049	1,326,049	1,326,049
Vesting of PSAs (2)(4)	225,008	225,008	225,008	465,772
Health and welfare benefits	—	14,646	—	14,646

Richard S. Lindahl
Termination payment (1)	484,500	969,000	484,500	969,000
Vesting of RSUs (2)(3)	1,326,049	—	—	1,326,049
Vesting of PSAs (2)(4)	225,008	—	—	465,772
Health and welfare benefits	—	16,849	—	16,849

Haniel J. Lynn
Termination payment (1)	—	469,200	—	469,200
Vesting of RSUs (2)(3)	1,090,739	—	—	1,090,739
Vesting of PSAs (2)(4)	179,982	—	—	423,897
Health and welfare benefits	—	16,426	—	16,426

Warren S. Thune
Termination payment (1)	—	450,000	—	450,000
Vesting of RSUs (2)(3)	1,090,739	—	—	1,090,739
Vesting of PSAs (2)(4)	179,982	—	—	423,897
Health and welfare benefits	—	17,697	—	17,697

(1)

Amounts will also include a pro-rated cash bonus for the calendar year in which the termination occurs pursuant to the terms of the bonus plan, based on the number of days employed by the Company during that year.

(2)

Amounts calculated assuming that the market price per share of the underlying stock on the date of termination of employment was equal to the closing price of the Company's common stock on December 31, 2016 ($60.60).

(3)

RSUs fully vest in the event of death or disability of the participant. If, within one year after change in control of the Company, the participant incurs a termination of employment for any reason other than for cause or voluntary resignation, the RSUs shall be deemed to have become fully vested immediately prior to such termination of employment.

(4)

In the event of the death or disability of the participant, a pro-rated amount of PSAs will vest based upon the number of months the participant was employed during the performance period, subject to satisfaction of the applicable performance conditions. Amounts calculated assume that all performance conditions associated with the unearned PSAs have been met at the target levels. In the event of a change in control of the Company, unearned PSAs vest at the target levels (without regard to whether or not there is a termination of employment).

(5)

All of the NEOs receive the termination payment upon a termination without “cause” or for “good reason” after a change of control. With respect to equity awards, there is accelerated vesting for Mr. Monahan and Ms. Jones upon a termination without “cause” or for “good reason” after a change of control. For the other NEOs, the vesting of equity awards is treated as described under “Equity Awards” below. See “Compensation Discussion and Analysis – Merger Transaction with Gartner” for a discussion of the treatment of equity awards in connection with the merger transaction with Gartner.

The actual amounts that would be paid upon a NEO’s termination of employment or in connection with a change in control can be determined only at the time of any such event. In addition, in connection with any actual termination of employment or change in control transaction, the Company may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as the Compensation Committee determines appropriate. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, the Company’s stock price and the executive’s age.

Equity Awards

In addition to severance and other benefits described above, each of the NEOs holds outstanding awards granted pursuant to the Company’s stock incentive plans, which awards are subject to the Company’s standard terms and conditions applicable to such awards (in the case of Mr. Monahan, his awards are also subject to the terms in his severance agreement and, in the case of Ms. Jones, her awards are also subject to the terms of her retention agreement). Except with respect to PSAs, these standard terms and conditions each provide for full vesting acceleration in the event of death or disability or in the event that within one year following a “change of control” the award holder’s employment with the Company is terminated for any reason other than “cause” or voluntary resignation. With respect to PSAs, the standard terms and conditions provide for prorated vesting in the event of death or disability based upon the number of months that the participant is employed during the performance period subject to satisfaction of the applicable performance condition and vesting at the target level upon a change in control. For each of Mr. Monahan and Ms. Jones, all equity awards vest upon a termination without “cause” or a termination for “good reason” (with PSAs vesting at the target level).

For purposes of the standard terms and conditions:

•

the term “cause” means: the commission of an act of fraud or theft against the Company, conviction for any felony, conviction for any misdemeanor involving moral turpitude which might, in the Company’s opinion, cause embarrassment to the Company, significant violation of any material Company policy, willful non-performance of material duties that is not cured after notice from the Company, or violation of any material District of Columbia, state or federal laws, rules or regulations in connection with or during performance of his duties which, if curable, is not cured within thirty days after notice from the Company, and

•

the term “change of control” generally means: certain acquisitions by any person or group of 50% or more of the Company’s voting securities, any change over a twelve-month period in the composition of a majority of the Board, not including directors who are nominated or named by incumbent directors, approval by stockholders of a merger with a third party unless the Company’s stockholders hold at least 60% of the voting power of the securities of the resulting company, a sale of a majority of the Company’s assets to a third party, or a complete liquidation or dissolution of the Company.

Compensation of Non-Employee Directors and Stock Ownership Guidelines

Non-employee directors receive cash compensation for their service on the Board ($65,000 per year) and for service as a committee chair ($10,000 per year; except for Audit Committee which is $15,000 per year) or as lead director ($20,000 per year). In addition, the non-employee directors receive an annual stock award ($135,000 per year). In 2016, the Board also approved a $30,000 payment to Mr. Leemon for his service as the chair of two committees that the Board formed in 2016: the Strategy Committee and the CEO Succession Committee ($15,000 for each committee chairmanship). The additional payment to Mr. Leemon was made in 2017 and, as such, is excluded from the 2016 compensation of our non-employee directors table. These arrangements compensate them for their Board responsibilities while aligning their interests with the long-term interests of our stockholders. The Compensation Committee makes recommendations to the Board concerning director compensation under the Company’s equity compensation plans and determines other director compensation arrangements, as appropriate. The policy requires each non-employee director to hold at least 4,000 shares of the Company’s stock. This requirement must be satisfied within four years of the requirement taking effect or within four years of joining the Board and to continue to satisfy the requirement for the duration of their Board service. Vested RSUs, including vested shares in the Company’s Deferred Compensation Plan, will be permitted to apply toward satisfying these requirements. Under the Company’s Policy on Insider Information and Insider Trading, which applies to the Company’s directors, directors may not engage in short-term or speculative transactions involving the Company’s securities. See Compensation Discussion and Analysis – Policy Against Hedging and Pledging.

Directors who are employees of the Company do not receive additional compensation for the Board service. Compensation paid to Mr. Monahan in his capacity as CEO in 2016 is described in the Summary Compensation Table. The following table sets forth information regarding 2016 compensation for each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Gregor S. Bailar	80,000	135,000	215,000
Stephen M. Carter	75,000	135,000	210,000
Gordon J. Coburn	75,000	135,000	210,000
Kathleen A. Corbet	65,000	135,000	200,000
L. Kevin Cox	65,000	135,000	200,000
Daniel O. Leemon	85,000	135,000	220,000
Stacey S. Rauch	65,000	135,000	200,000
Jeffrey R. Tarr	65,000	135,000	200,000

(1)

Mr. Bailar, Mr. Carter, Mr. Coburn, Mr. Cox, Mr. Leemon, Ms. Rauch, and Mr. Tarr each received a grant of 2,255 RSUs on March 30, 2016 with a grant date fair value of $59.86 per share. Ms. Corbet received a grant of 2,305 RSUs on April 11, 2016 with a grant date fair value of $58.55 per share. The aggregate number of nonvested RSUs held at December 31, 2016 was as follows: Mr. Bailar, 5,122; Mr. Carter, 5,122; Mr. Coburn, 5,122; Ms. Corbet, 2,305; Mr. Cox, 5,122; Mr. Leemon, 5,122; Ms. Rauch, 4,581; and Mr. Tarr, 5,122. Based on the provisions of the merger agreement with Gartner, the nonvested RSUs will vest immediately prior to the consummation effective time of the merger.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock at February 28, 2017 by each of our directors and named executive officers, individually, and all of our directors and executive officers as a group:

	Amount and Nature of Beneficial Ownership (1)(2)		Total Equity Stake (3)
Name of Beneficial Owner	Number	Percent	Number	Percent
Thomas L. Monahan III (4)	220,548	*	273,439	*
Gregor S. Bailar	7,580	*	11,211	*
Stephen M. Carter	27,634	*	31,265	*
Gordon J. Coburn	30,568	*	34,199	*
Kathleen A. Corbet	-	*	2,305	*
L. Kevin Cox (5)	23,754	*	27,385	*
Daniel O. Leemon	9,711	*	13,342	*
Stacey S. Rauch	1,867	*	5,986	*
Jeffrey R. Tarr (4)	18,159	*	21,790	*
Melody L. Jones (4)	36,878	*	60,438	*
Richard S. Lindahl (4)	38,596	*	62,156	*
Haniel J. Lynn (4)	38,142	*	57,547	*
Warren S. Thune (4)	26,387	*	45,792	*
All current directors and executive officers as a group (13 people)	479,824	1.4%	646,855	2.0%

* Indicates ownership of less than 1%.

(1)	Unless indicated, each stockholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power.
(2)

Beneficial ownership includes all RSUs held by a stockholder that are currently exercisable or exercisable within 60 days of February 28, 2017 (April 29, 2017) as follows: Mr. Monahan, 14,114 shares; Mr. Bailar, 1,491 shares; Mr. Carter, 1,491 shares; Mr. Coburn, 1,491 shares; Ms. Corbet, 0 shares; Mr. Cox, 1,491 shares; Mr. Leemon, 1,491 shares; Ms. Rauch, 462 shares; Mr. Tarr, 1,491 shares; Ms. Jones, 6,008 shares; Mr. Lindahl, 6,008 shares; Mr. Lynn, 4,742 shares; Mr. Thune, 4,742 shares; and all current directors and executive officers as a group, 45,022 shares.

(3)

Indicates the number of shares owned assuming the vesting of all RSUs, whether vested or unvested, without regard to whether or not the RSUs are exercisable within 60 days, which we refer to as Total Equity Stake. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to RSUs are deemed to be outstanding, whether vested or unvested and without regard to whether or not the RSUs are exercisable within 60 days.

(4)

Includes nonvoting shares held in CEB's deferred compensation plan, as follows: Mr. Monahan, 146,447 shares; Mr. Tarr, 462 shares; Ms. Jones, 15,406 shares; Mr. Lindahl, 15,406 shares; Mr. Lynn, 10,000 shares; and Mr. Thune, 5,540 shares.

(5)	Includes 11,039 indirect ownership shares in grantor retained annuity trust.

Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock at February 28, 2017 by each person known to the Company to own more than 5% of the Company’s common stock.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number	Percent
BlackRock Inc. (1)	3,176,523	9.6%
The Vanguard Group, Inc. (2)	2,567,163	7.7%
Arrowpoint Asset Management, LLC (3)	2,245,957	6.8%
Janus Capital Management LLC (4)	2,043,366	6.2%

(1)

Based solely upon Amendment No. 7 to Schedule 13G filed on January 19, 2017, which sets forth its beneficial ownership at December 31, 2016. This holder has sole voting power and sole dispositive power over 3,089,140 and 3,176,523 of these shares, respectively. The address of BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.

(2)

Based solely upon Amendment No. 5 to Schedule 13G filed on February 10, 2017, which sets forth its beneficial ownership at December 31, 2016. This holder has sole voting power and sole dispositive power over 63,760 and 2,500,921 of these shares, respectively; and shared voting power and shared dispositive power over 4,136 and 66,242 of these shares, respectively. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

(3)

Based solely upon Schedule 13G filed on February 13, 2017, which sets forth its beneficial ownership at December 31, 2016. This holder has sole voting power and sole dispositive power over 2,245,957 of these shares. The address of Arrowpoint Asset Management, LLC is 100 Fillmore Street, Suite 325, Denver, CO 80206.

(4)

Based solely upon Amendment No. 1 to Schedule 13G filed on February 13, 2017, which sets forth its beneficial ownership at December 31, 2016. This holder has sole voting power and sole dispositive power over 2,043,366 of these shares. The address of Janus Capital Management LLC is 151 Detroit Street, Denver, CO 80206.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules. This includes current or proposed transactions in which the Company was or is to be a participant, the amount involved exceeds $120,000, and in which any of the Company’s executive officers, directors, or greater than five percent stockholders, or any members of their immediate families, has a direct or indirect material interest. As of the date of this Amendment 1 to the Original Report, there were no such transactions entered into since January 1, 2016.

Item 14.	Principal Accountant Fees and Services.

Fees paid to our independent registered public accounting firm for each of the past two years are set forth below:

	Year Ended December 31,
	2016	2015
Audit fees	$1,611,000	$1,667,000
Audit-related fees	256,000	29,000
Tax fees	1,388,000	943,000
All other fees	-	30,000
Total	$3,255,000	$2,669,000

Audit Fees:  Audit fees were for professional services associated with the annual audit, including the audit of internal control over financial reporting, the reviews of the Company’s quarterly reports on Form 10-Q, statutory and subsidiary audits required in certain locations, consultations concerning financial accounting and reporting standards, and regulatory filings. In addition, audit fees in 2015 included services associated with the Company’s bond offering.

Audit-Related Fees:  Audit-related fees include audits for a benefit plan. In addition, audit-related fees in 2016 included services associated with due diligence.

Tax Fees:  Tax fees in 2016 and 2015 consisted of $816,000 and $595,000, respectively, for tax compliance including the preparation, review, and filing of tax returns and $572,000 and $348,000, respectively, for tax advice and planning.

All Other Fees:  All other fees primarily include support and advisory services for expatriates.

Under the Audit and Non-Audit Service Pre-Approval Policy adopted by the Audit Committee, all audit and non-audit services to be performed by the independent registered public accounting firm for the Company require pre-approval by the Audit Committee. In some cases, pre-approval relates to audit or non-audit services that fall within certain established categories and budgets, and in other cases a particular defined task or scope of work may be pre-approved subject to a specific budget. Pre-approvals may be granted by either the full Audit Committee or, subject to a $50,000 limitation per engagement, by any member of the Audit Committee pursuant to delegated authority. Any pre-approvals by an Audit Committee member pursuant to this delegated authority shall be reported to the Audit Committee at its next scheduled meeting. The Audit Committee cannot delegate pre-approval authority to management.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1) and (2)	The reports of our independent registered public accounting firm and consolidated financial statements listed in the Index to Consolidated Financial Statements herein are filed as part of this report.

All financial statement schedules not listed in the Index have been omitted because the information required is not applicable or is shown in the consolidated financial statements or notes thereto.

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

10.35	Letter Agreement, dated February 24, 2017, between CEB Inc. and Melody L. Jones ‡

10.36	Letter Agreement, dated February 24, 2017, between CEB Inc. and Richard S. Lindahl ‡

21.1	List of the Subsidiaries of CEB Inc. ‡

23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm. ‡

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. †

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. ‡

101.INS	XBRL Instance Document‡

101.SCH	XBRL Taxonomy Extension Schema Document‡

Exhibit No.	Description of Exhibit
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
‡	Previously filed or furnished with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed on March 1, 2016.
+	On July 2, 2015, the Company entered into a technical amendment to restore language that was unintentionally deleted in the accordion section of the Amended Credit Agreement.
Item 16.	Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated as of April 4, 2017.

CEB Inc.

By:	/s/ Thomas L. Monahan III
Thomas L. Monahan III
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 4, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

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